Form 10-Q
period 1995-03-31
TRC COMPANIES INC /DE/
filed 1995-05-02
CIK 103096

===============================================================================
- - -------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 1995

                                       OR

 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period from ________________ to ________________


                         Commission file number 1-5170

                              TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                    06-0853807
- - -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)



          5 Waterside Crossing
          Windsor, Connecticut                                06095
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (203) 289-8631

                      ___________________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   YES       NO


On March 31, 1995 there were 7,089,552 shares of the registrant's common stock, $.10 par value, outstanding.



- - -------------------------------------------------------------------------------
===============================================================================

                              TRC COMPANIES, INC.

                   Contents of Quarterly Report on Form 10-Q

                          Quarter Ended MARCH 31, 1995



PART I - Financial Information
   Item 1.  Consolidated Financial Statements

            Statements of Operations for the three and nine months ended
                March 31, 1995 and 1994.................................................  3

            Balance Sheets at March 31, 1995 and June 30, 1994..........................  4

            Statements of Cash Flows for the nine months ended
                March 31, 1995 and 1994.................................................  5

            Notes to Financial Statements...............................................  6

   Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition.................................................  8

PART II - Other Information
   Item 1.  Legal Proceedings........................................................... 12

   Item 6.  Exhibits and Reports on Form 8-K............................................ 12


Signature............................................................................... 13

                        PART I:  FINANCIAL INFORMATION

                              TRC Companies, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                                March 31,                        March 31,
                                                           1995           1994            1995             1994
                                                     -------------   -------------   -------------    -------------
Gross revenue                                        $  22,380,777   $  20,355,356   $  70,676,534    $  57,076,689
  Less subcontractor costs and
    direct charges                                       4,779,532       5,382,607      16,660,970       15,066,926
                                                     -------------   -------------   -------------    -------------
Net service revenue                                     17,601,245      14,972,749      54,015,564       42,009,763
                                                     -------------   -------------   -------------    -------------

Operating costs and expenses:
  Salaries and other direct costs
    of services                                         13,846,317      13,453,968      42,465,978       35,883,781
  General and administrative expenses                      992,752       1,026,517       2,934,169        2,637,558
  Depreciation and amortization                            760,988         590,515       2,232,331        1,624,367
                                                     -------------   -------------   -------------    -------------
                                                        15,600,057      15,071,000      47,632,478       40,145,706
                                                     -------------   -------------   -------------    -------------

Income (loss) from operations                            2,001,188         (98,251)      6,383,086        1,864,057

Interest expense                                           331,376          41,360       1,096,592           71,306
Other income, net                                           (6,833)         (9,026)        (14,548)         (44,970)
                                                     -------------   -------------   -------------    -------------
Income (loss) before taxes                               1,676,645        (130,585)      5,301,042        1,837,721

Federal and state income tax provision (benefit)           600,000         (41,021)      2,014,000          683,882
                                                     -------------   -------------   -------------    -------------
Net income (loss)                                    $   1,076,645   $     (89,564)  $   3,287,042    $   1,153,839
                                                     -------------   -------------   -------------    -------------

Earnings (loss) per share                            $         .15   $        (.01)  $         .46    $         .17
                                                     -------------   -------------   -------------    -------------

Weighted average number of common and
  common equivalent shares outstanding                  7,196,012        6,664,446       7,220,543        6,633,511
                                                     -------------   -------------   -------------    -------------

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                    March 31,          June 30,
                                                                                      1995               1994
                                                                                 --------------     --------------
                                                           ASSETS
Current assets:
   Cash and cash equivalents                                                     $     2,017,269    $    2,244,144
   Accounts receivable, less allowance for doubtful accounts                          32,550,534        32,395,013
   Inventories                                                                         1,757,589         1,718,130
   Deferred income tax benefits                                                          843,502         1,397,702
   Prepaid expenses and other current assets                                             509,781           661,967
                                                                                  --------------    --------------
                                                                                      37,678,675        38,416,956
                                                                                  --------------    --------------
Property and equipment, at cost                                                       19,210,603        18,540,628
   Less accumulated depreciation and amortization                                     11,703,436        10,281,785
                                                                                  --------------    --------------
                                                                                       7,507,167         8,258,843
                                                                                  --------------    --------------
Costs in excess of net assets of acquired businesses, net of
   accumulated amortization                                                           27,984,355        28,554,959
                                                                                  --------------    --------------
Other assets                                                                             755,405           720,242
                                                                                  --------------    --------------
                                                                                  $   73,925,602    $   75,951,000
                                                                                  --------------    --------------
                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                              $    5,000,000    $    2,000,000
   Accounts payable                                                                    2,921,814         2,859,540
   Accrued compensation and benefits                                                   2,601,356         3,431,441
   Income taxes payable                                                                  696,287           778,102
   Accrued costs related to disposed business                                             43,483           974,963
   Current maturities of capitalized lease obligations                                   146,607           177,179
   Other accrued liabilities                                                           1,356,186         2,232,638
                                                                                  --------------    --------------
                                                                                      12,765,733        12,453,863
                                                                                  --------------    --------------
Noncurrent liabilities:
   Long-term debt                                                                     14,350,000        20,080,000
   Capitalized lease obligations, less current maturities                                  3,473            79,917
   Accrued lease obligations                                                             257,630           327,045
   Deferred income taxes                                                               1,158,700         1,026,610
                                                                                  --------------    --------------
                                                                                      15,769,803        21,513,572
                                                                                  --------------    --------------
Shareholders' equity:
   Capital stock:
     Preferred, $.10 par value; 500,000 shares authorized, none issued                   ---               ---
     Common, $.10 par value; 30,000,000 shares authorized, 7,259,205 shares issued at March 31, 1995 and 7,241,289 shares issued
      at June 30, 1994                                                                   725,920           724,129
   Additional paid-in capital                                                         37,841,098        37,723,430
   Retained earnings                                                                   7,601,274         4,314,232
                                                                                  --------------    --------------
                                                                                      46,168,292        42,761,791
   Less treasury stock, at cost (169,653 shares)                                         778,226           778,226
                                                                                  --------------    --------------
                                                                                      45,390,066        41,983,565
                                                                                  --------------    --------------
                                                                                  $   73,925,602    $   75,951,000
                                                                                  --------------    --------------

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                                     1995            1994
                                                                                 ------------    ------------
Cash flows from operating activities:
   Net income                                                                    $  3,287,042    $  1,153,839
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                              2,232,331       1,624,367
         Change in deferred taxes and other non-cash items                            616,875         103,529
         Changes in assets and liabilities, net of effects from acquisitions:
             Accounts receivable                                                     (155,521)     (4,044,279)
             Inventories                                                              (39,459)        (66,295)
             Prepaid expenses and other current assets                                152,186        (408,856)
             Accounts payable                                                          62,274      (1,154,187)
             Accrued compensation and benefits                                       (830,085)        161,456
             Income taxes                                                             (81,815)      1,096,935
             Accrued costs related to disposed business                              (931,480)     (1,821,769)
             Other accrued liabilities                                               (901,452)       (396,471)
                                                                                 ------------    ------------
Net cash provided by (used in) operating activities                                 3,410,896      (3,751,731)
                                                                                 ------------    ------------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                                   ---         (4,847,871)
     Additions to property and equipment, net                                        (739,621)     (1,797,551)
     Increase in other assets                                                        (155,593)         (4,624)
                                                                                 ------------    ------------
Net cash used in investing activities                                                (895,214)     (6,650,046)
                                                                                 ------------    ------------

Cash flows from financing activities:
     Net borrowings (repayments) on long-term debt                                 (2,730,000)      7,045,000
     Proceeds from exercise of stock options                                           94,459         250,162
     Principal repayments under capitalized lease obligations                        (107,016)        (83,440)
                                                                                 ------------    ------------
Net cash provided by (used in) financing activities                                (2,742,557)      7,211,722
                                                                                 ------------    ------------

Decrease in cash and cash equivalents                                                (226,875)     (3,190,055)

Cash and cash equivalents, beginning of  period                                     2,244,144       4,669,802
                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                         $  2,017,269    $  1,479,747
                                                                                 ------------    ------------

   The accompanying notes are an integral part of the financial statements.

                              TRC Companies, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1995

1. The consolidated balance sheet at March 31, 1995, the consolidated statements of operations for the three and nine months ended March 31, 1995 and 1994 and the consolidated statements of cash flows for the nine months ended March 31, 1995 and 1994 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1994.

2. Earnings per common share are based upon the weighted average number of common shares outstanding and, when dilutive, common stock equivalents using the treasury stock method. Contingently issuable shares related to the acquisition of Environmental Solutions, Inc. are not dilutive for purposes of computing fully diluted earnings per share.

3.   The components of inventories were as follows:

                                             March 31,    June 30,
                                                1995        1994
                                             ----------  -----------

       Materials and supplies                $  589,824   $  633,064
       Work-in-process                          486,421      377,677
       Finished goods                           681,344      707,389
                                             ----------   ----------
                                             $1,757,589   $1,718,130
                                             ==========   ==========

4. In March 1994, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets, business, liabilities and obligations of Environmental Solutions, Inc., an environmental engineering and consulting business. The purchase price included cash of $4,848,000 (net of cash acquired), a $14,000,000 three-year 5.75% subordinated note and 459,770 shares of the Company's common stock valued at $5,000,000. The Company may also be required to issue up to an additional 827,586 shares of common stock if certain profit objectives are achieved over the next four years. The acquisition, which was effective as of the close of business on February 28, 1994, has been accounted for using the purchase method of accounting. The purchase price and expenses associated with the acquisition resulted in costs in excess of the fair value of the net assets acquired of approximately $23,287,000, which is being amortized over thirty years on a straight-line basis.

     The following unaudited pro forma information for the nine months ended March 31, 1994 presents summarized results of operations as if the acquisition had occurred at the beginning of that period, after giving effect to certain adjustments, including amortization of costs in excess of the net assets acquired, increased interest expense on acquisition debt, income tax effects and the increase in common shares outstanding:

     (in thousands, except per share amounts)
     ----------------------------------------

                                     Nine Months
                                        Ended
                                    March 31, 1994
                                    --------------
       Net service revenue              $ 56,048
       Income from operations              3,744
       Income before taxes                 2,921
       Net income                          1,800
       Earnings per share               $    .26

     The pro forma information presented does not purport to be indicative of the results that actually would have occurred had the acquisition been made at the beginning of the period.

5. In May 1994, the Company issued 528,736 shares of common stock in exchange for the outstanding common stock of Mariah Associates, Inc. (Mariah), an environmental consulting company. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the financial statements of Mariah.

                             TRC Companies, Inc.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

              Three and Nine Months Ended March 31, 1995 and 1994



Overview

TRC Companies, Inc. is an international environmental engineering and consulting company with a premier reputation for expertise in all areas of air pollution control, pollution prevention and hazardous waste engineering. Through a network of offices throughout the United States, the Company's engineering and instrumentation subsidiaries provide a full range of environmental engineering and consulting, expert site and traffic engineering, weather modification services and specialized pollution control measurement instrumentation to industry and government.

Significant recent events in the development of the Company's business include:
(i) the acquisition in October 1992, of the capital stock of North American Weather Consultants of Salt Lake City, Utah, a firm specializing in weather modification services, meteorological consulting and air pollution control engineering; (ii) the acquisition in March 1994, of the assets of Environmental Solutions, Inc. of Irvine, California, a firm providing a broad range of hazardous and solid waste consulting services, specializing in remedial design and construction management; and (iii) the acquisition in May 1994, of the capital stock of Mariah Associates, Inc. of Laramie, Wyoming, a full service environmental consulting firm serving primarily the western states with a focus on cultural resource consulting and environmental impact statements. All of the foregoing acquisitions were treated as purchases for accounting purposes except for Mariah which has been accounted for as a pooling-of-interests and, accordingly , the Company's consolidated financial statements have been restated for all periods prior to that acquisition to include the financial results of Mariah.


Results of Operations

The Company, in the course of providing its services, routinely subcontracts such services as drilling, laboratory analyses and other specialized services. These costs are passed directly through to clients and, in accordance with industry practice, are included in gross revenue. Because subcontractor costs and direct charges can change significantly from project to project, the change in gross revenue is not necessarily a true indication of business trends. Accordingly, the Company considers net service revenue, which is gross revenue less subcontractor costs and direct charges, as its primary measure of revenue growth.

The following table presents the percentage relationships of certain items in the consolidated statements of operations related to net service revenue:

                                                      Three Months Ended   Nine Months Ended
                                                           March 31,           March 31,
                                                         1995    1994        1995    1994
                                                      ------------------   ------------------

Net service revenue                                    100.0%    100.0%     100.0%    100.0%
                                                      ------------------   ------------------
Operating costs and expenses:
  Salaries and other direct costs of services           78.7      89.8       78.6      85.4
  General and administrative expenses                    5.6       6.9        5.5       6.3
  Depreciation and amortization                          4.3       3.9        4.1       3.9
                                                      ------------------   ------------------
Income (loss) from operations                           11.4      (0.6)      11.8       4.4
Interest expense                                         1.9       0.3        2.0       0.2
Other income, net                                         --        --         --      (0.1)
                                                      ------------------   ------------------
Income (loss) before taxes                               9.5      (0.9)       9.8       4.3
Federal and state income tax
      provision (benefit)                                3.4      (0.3)       3.7       1.6
                                                      ------------------   ------------------
Net income (loss)                                        6.1%     (0.6)%      6.1%      2.7%
                                                      ------------------   ------------------

Net service revenue for the three and nine months ended March 31, 1995 increased by 17.6% and 28.6%, respectively, as compared to the same periods last year. These increases resulted primarily from the additional revenue from Environmental Solutions, Inc., which was acquired in March 1994, and to an increase in revenue from commercial air pollution engineering services, partially offset by lower revenue from contracts with the U.S. Environmental Protection Agency (EPA) and other federal government agencies.

Salaries and other direct costs of services increased by 2.9% and 18.3%, respectively, during the three and nine months ended March 31, 1995, as compared to the same periods last year, primarily due to the inclusion of the additional costs from Environmental Solutions, Inc. However, as a percentage of net service revenue, these costs decreased in the current three month period from 89.8% last year to 78.7%, and in the current nine month period from 85.4% last year to 78.6%. These improvements were primarily due to achieving higher net revenue per labor dollar and continued cost reduction efforts.

General and administrative expenses decreased by 3.3% in the three months ended March 31, 1995 and increased by 11.2% in the nine months ended March 31, 1995, as compared to the same periods last year. These changes were primarily due to the additional costs from Environmental Solutions, Inc., offset by continuing cost reduction efforts.

Depreciation and amortization increased by 28.9% and 37.4%, respectively, during the three and nine months ended March 31, 1995, as compared to the same periods last year. These increases were primarily due to the additional amortization of costs in excess of the net assets of acquired businesses, in connection with the acquisition of Environmental Solutions, Inc.

For the three months ended March 31, 1995, the Company reported income from operations of $2,001,188 as compared to a loss from operations of $98,251 in the same period last year. The increase in income from operations resulted from the inclusion of the results of Environmental Solutions, Inc. along with the increase in net service revenue, a continued improvement in staff utilization, and the reduction in operating costs as a percentage of net service revenue. The loss from operations in the prior year was the direct result of recording restructuring charges related to staff reductions and office closings, the adverse effect of severe weather in the Northeast and lower revenue from contracts with the EPA, partially offset by the inclusion of the operating results of Environmental Solutions, Inc. For the nine months ended March 31, 1995, income from operations increased to $6,383,086 from $1,864,057 in the same period last year, primarily from the inclusion of the results of Environmental Solutions, Inc., the increase in net service revenue and the continued improvement in staff utilization.

Interest expense increased during the three and nine months ended March 31, 1995, as compared to the same periods last year, primarily due to the additional interest expense on the $14 million three-year subordinated note issued in connection with the acquisition of Environmental Solutions, Inc. and interest on bank borrowings under the Company's revolving credit agreement related to the acquisition.

The effective federal and state income tax rate was 36% and 38%, respectively, for the three and nine months ended March 31, 1995, as compared to 37% in the same periods last year. The higher rate for the nine months ended March 31, 1995 results primarily from a higher effective state income tax rate. The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

Impact of Inflation

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

Liquidity and Capital Resources

The Company believes that it is strongly positioned as a provider of air pollution control, pollution prevention and hazardous waste engineering services. Over the next several years, the Company anticipates a significant increase in the demand for its highly specialized air pollution engineering services as industry complies with the requirements of the Clean Air Act Amendments of 1990. In addition, the acquisition of Environmental Solutions, Inc. will increase the Company's revenue from hazardous waste services. Historically, the Company has realized a significant amount of its revenue from federal government agencies. Future levels of government business will be dependent upon the Company's selectivity in bidding on government projects and success in procuring contract awards.

Working capital was $25 million at March 31, 1995, compared to $26 million at June 30, 1994. The decrease is primarily due to the increase of $3 million in the current maturity of long-term debt, offset by the working capital provided by operations during the nine months ended March 31, 1995.

The Company has available a $35 million, unsecured revolving credit agreement with a commercial bank which expires December 31, 2001. At March 31, 1995, outstanding borrowings under this agreement were $7,350,000. The amount outstanding has been classified as long-term debt in accordance with the Company's intention and ability to refinance the obligation on a long-term basis.

The Company expects to make capital expenditures of less than $500,000 during the remainder of fiscal 1995. The Company believes that cash generated from operations, the cash on hand at March 31, 1995, and available borrowings under the revolving credit agreement will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1995.

                          PART II: OTHER INFORMATION


Item 1.  Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended June 30, 1994, for a description of existing litigation against the Company.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.3.4 Amended and Restated Revolving Credit and Term Loan
                     Agreement, by and among TRC Companies, Inc. and its subsidiaries and The First National Bank of Boston, dated March 15, 1995.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRC COMPANIES, INC.


April 26, 1995                        by:      /s/ Peter J. Russo
                                          -------------------------------
                                                   Peter J. Russo
                                              Senior Vice President and
                                                Chief Financial Officer