Form 10-K
period 1995-06-30
TRC COMPANIES INC /DE/
filed 1995-09-28
CIK 103096

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended June 30, 1995           Commission file number 1-5170

                              TRC COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                    06-0853807
----------------------------------------   -------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

        5 Waterside Crossing
        Windsor, Connecticut                               06095
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (860) 289-8631
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange
        Title of each class                         on which registered
--------------------------------------     -------------------------------------
     Common Stock, $.10 par value                  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and has been subject to such filing requirements for the past ninety (90) days.

  The aggregate market value of the registrant's voting stock held by non-affiliates on September 8, 1995 was approximately $49,467,000.

  On September 8, 1995, there were 7,085,552 shares of Common Stock of the registrant outstanding.

                      Documents incorporated by reference:

  Portions of the following documents are incorporated by reference into this
Report: (1) registrant's 1995 Annual Report to Shareholders (Part II); and (2) registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 1995 (Part III).

===============================================================================

                                     PART I

Item 1.  Business

TRC Companies, Inc. (the Company) together with its wholly-owned subsidiaries, provides a full range of environmental engineering and consulting services and specialized pollution control measurement instrumentation to industry and government.

Significant recent events in the development of the Company's business include:
(i) the acquisition in March 1994, of the business assets, liabilities and obligations of Environmental Solutions, Inc. of Irvine, California, a firm providing a broad range of solid and hazardous waste engineering and consulting services, specializing in remedial design and construction management; and (ii) the acquisition in May 1994, of the capital stock of Mariah Associates, Inc. (Mariah) of Laramie, Wyoming, a full service environmental consulting firm serving primarily the western states with a focus on cultural resource consulting and environmental impact statements. The acquisition of Environmental Solutions, Inc. was treated as a purchase for accounting purposes and Mariah was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated to include the financial results of Mariah.

Environmental Engineering and Consulting Services

Environmental engineering and consulting services are provided by the Company's wholly-owned subsidiaries, TRC Environmental Corporation, TRC Environmental Solutions, Inc., TRC Mariah Associates, Inc. and TRC Process Engineering Inc., through a network of offices across the United States.

TRC Environmental Corporation is an international environmental services company with expertise in all areas of air quality and hazardous waste management, regulatory compliance and permitting, environmental consulting and pollution control engineering. The company's air quality services incorporate all technical aspects of facility permitting, control engineering, regulatory compliance and air quality analyses and measurement. Hazardous waste management services include all aspects of site evaluation, permitting, and soil and groundwater remediation engineering.

The company also provides risk management services that assess toxicological, exposure and clinical data to protect human health and determine risk based controls. Additionally, the company's industrial hygienists and asbestos engineers address indoor environment problems and assist in managing workplace risks. The company also develops, organizes and assesses major databases used by government agencies and industry to make strategic decisions. A subsidiary of the company provides weather modification services to water districts, municipalities, irrigation companies and other organizations that utilize water.

TRC Environmental Solutions, Inc. provides a broad range of solid and hazardous waste engineering and management services, specializing in all aspects of planning, design, permitting and construction for all classes of landfills and solid waste disposal facilities, including RI/FS investigations, risk assessments, remedial designs and construction management of on-site remediation facilities.

TRC Mariah Associates, Inc. is a full service environmental services company with a unique focus on cultural and natural resource management, permitting and environmental impact statements.

TRC Process Engineering Inc. is a multidisciplinary engineering firm assisting industrial, utility and public sector clients maximize the performance and minimize the cost of manufacturing, energy generation and waste treatment processes through pollution prevention and process engineered solutions. A division of the company also provides site/civil and transportation/traffic engineering services that include the analyses of traffic conditions and development of highway improvements in accordance with the transportation provisions of the Clean Air Act Amendments.

Specialized Air Pollution Measurement Instruments

The Company's wholly-owned subsidiary, MIE, Inc. (MIE), develops, manufactures and markets a line of specialized pollution control measurement instruments that instantaneously sense airborne dust, smoke, fumes and asbestos fibers. These instruments have diverse applications including worker's health protection, asbestos remediation monitoring, energy conservation and hazardous waste site dust monitoring.

Clients

The Company's clients include companies in the chemical, automotive, petroleum, construction, transportation, mining, waste management and other industries, financial institutions, public utilities, and state and federal government agencies. Over 80% of the Company's annual revenue in fiscal 1995 was derived from repeat business with existing clients.

For fiscal 1995, 1994 and 1993, the federal government (principally the U.S. Environmental Protection Agency) accounted for 15%, 31% and 45%, respectively, of the Company's net service revenue. No other client represented 10% or more of the Company's net service revenue in any of those years.

Marketing and Sales

The Company believes that it attracts clients primarily on the basis of its reputation for quality work and the ability to respond quickly to client needs. The marketing activities for the Company's service businesses are conducted by senior professional staff members and executives who regularly meet with existing and potential clients to solicit new business. These activities are typically conducted through the Company's network of offices. In addition, corporate and subsidiary marketing departments coordinate representation at trade shows, prepare sales literature and develop and place advertising. MIE sells its instruments through its direct sales force and a network of manufacturer's representatives in the United States, Europe and Asia.

Backlog

At June 30, 1995, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $75 million, as compared to approximately $71 million at June 30, 1994. The Company expects that approximately 70% of this backlog will be completed in fiscal 1996. In addition to this net contract backlog, the Company holds open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. There can be no assurance that any work included in backlog will not be cancelled or delayed.

Employees

As of June 30, 1995, the Company had a total of 823 full and part time employees. Approximately 80% of these employees are engaged primarily in performing environmental engineering and consulting, and process and civil engineering services for clients. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes registered professional engineers, civil, environmental and chemical engineers, meteorologists, geologists, hydrologists, hydrogeologists, toxicologists, chemists, industrial hygienists, archaeologists, biologists and others with degrees and experience that enable them to provide a full range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

Competition

The markets for the Company's services are highly competitive. There are numerous professional architectural, engineering and consulting firms and other organizations which offer many of the services offered by the Company. The Company is subject to direct competition with respect to the services it provides from many other firms, ranging from small local firms to large national firms having substantially greater financial, management and marketing resources than the Company. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel.

MIE's products have few direct competitors; however, MIE often competes with firms which offer alternative technologies. Such competition is based on price, performance and regulatory requirements.

Regulatory Matters

The Company's businesses are subject to various rules and regulations at the federal, state and local government levels. The Company believes that it is in compliance with these rules and regulations. On occasion, the Company has not bid on projects in certain jurisdictions due to licensing requirements. In addition, some projects are not bid due to bonding or insurance requirements which the Company elects not to meet. While the Company has not experienced any significant limitations on its business as a result of regulatory, bonding or insurance requirements, there can be no assurance that future changes in law or changes in industry practice will not impose conditions to bidding on certain projects which the Company may not be able to satisfy.

Patents, Trademarks and Licenses

The Company has a number of patents, trademarks, service marks, copyrights and licenses, none of which are considered material to the Company's business as a whole.

Research and Development

During the past year the Company continued work both on programs relating to its hazardous and toxic waste services and on development of new products for monitoring airborne contaminants. Research and development costs are charged to operations as incurred and amounted to approximately $204,000 in fiscal 1995, as compared to approximately $338,000 in fiscal 1994, and $241,000 in fiscal 1993.

Environmental and Other Considerations

The Company does not believe that compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on its capital expenditures, earnings or competitive position. The Company's business is not seasonal to any significant extent.

Item 2.  Properties

The Company provides its services through a network of twenty-three offices located nationwide. The Company does not own any real estate and leases approximately 315,000 square feet of office and laboratory space to support these operations. The Company owns substantially all of the analytical, chemical monitoring, emissions testing and other specialized equipment required to render its various services. In addition, the Company leases certain computers and office equipment. The Company also leases approximately 15,000 square feet of space in Billerica, Massachusetts for MIE's manufacturing operation.

Item 3.  Legal Proceedings

On August 2, 1993, the Company entered into an agreement with the U.S. Department of Justice to resolve all pending claims arising from the activities of metaTRACE, Inc. (metaTRACE), its former analytical laboratory subsidiary. In connection with the settlement, the Company agreed to refund $2,425,000 to the government as the value of the laboratory services provided by metaTRACE but not used by the government. In return, the government released the Company from claims related to metaTRACE and terminated its investigation. The settlement amount was paid to the government in three equal installments over a one-year period.

The Company's subsidiaries are from time-to-time subject to certain client suits arising from services performed by the subsidiaries. The Company does not believe that any client suits pending against the subsidiaries will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

Information on "Market for the Registrant's Common Equity and Related Stockholder Matters" is contained on page 32 of the Company's 1995 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 6.  Selected Financial Data

Information on "Selected Financial Data" is contained on page 18 of the Company's 1995 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Results of Operations and Financial Condition" is contained on pages 19 through 21 of the Company's 1995 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of TRC Companies, Inc. and Report of Independent Accountants set forth on pages 22 through 31 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference:

  Consolidated Statements of Operations, Cash Flows and Changes in Shareholders'
       Equity - Years ended June 30, 1995, 1994 and 1993

  Consolidated Balance Sheets - June 30, 1995 and 1994

  Notes to Consolidated Financial Statements

  Report of Independent Accountants, dated July 24, 1995

The supplementary data regarding quarterly results of operations is contained on page 18 of the Company's 1995 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information on the Company's Directors and Executive Officers is contained on pages 2 through 11 of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders to be held October 27, 1995 and such information is incorporated herein by reference.

The following table sets forth the name, age and capacity of the executive officers of the Company and its subsidiaries:


                      Name                                         Capacity                   Age  Since
                      ----                                         --------                   ---  -----
Vincent A. Rocco.................................  Chairman, Chief Executive Officer           50   1979
                                                     and Director

Bruce D. Cowen...................................  President and Director                      42   1979

John H. Claussen.................................  Senior Vice President, General Counsel      46   1992
                                                     and Secretary, formerly Managing
                                                     Environmental Counsel and Manager -
                                                     Remediation Programs for General
                                                     Electric Company

Richard D. Ellison...............................  Senior Vice President and Chief Engineer,   56   1994
                                                     President of TRC Environmental
                                                     Solutions, Inc.

Miro Knezevic....................................  Executive Vice President of                 45   1994
                                                     TRC Environmental Solutions, Inc.

Richard J. McGuire, Jr...........................  Executive Vice President of                 51   1994
                                                     TRC Environmental Corporation,
                                                     President of TRC Mariah
                                                     Associates, Inc.


Peter J. Russo...................................  Senior Vice President and Chief Financial   49   1993
                                                      Officer, formerly Treasurer and Corporate
                                                      Controller for Gerber Scientific, Inc.

Harold C. Elston, Jr.............................  Vice President and Treasurer                51   1983


   No family relationship exists between any of the individuals named above.


Item 11.  Executive Compensation

Information on "Executive Compensation" is contained on pages 6 through 11 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 27, 1995 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained on pages 2 through 5 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 27, 1995 and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information on "Certain Relationships and Related Transactions" is contained on page 13 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 27, 1995 and such information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

     1. The Consolidated Financial Statements and Report of Independent Accountants set forth on pages 22 through 31 of the Company's 1995 Annual Report to Shareholders are incorporated by reference into this report by Item 8 herein.

     2. The Consolidated Financial Statement Schedules and Report of Independent Accountants on such schedules are included in this report on the pages indicated.
                                                                            Page
                                                                            ----

         Report of Independent Accountants on Financial Statement Schedules  11

         Schedule V - Property, Plant and Equipment                          13

         Schedule VI - Accumulated Depreciation and Amortization of          13
         Property, Plant and Equipment

         Schedule VIII - Valuation and Qualifying Accounts                   14

         Schedule X - Supplementary Income Statement Information             15

         All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1995.

(c)  Exhibits

     3.1   Restated Certificate of Incorporation, dated November 18, 1994.

     3.2 Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 as filed on April 16, 1986, Registration No. 33-4896.

    10.1 Stock Option Plan for Key Employees of the Company, as amended, incorporated by reference to the Company's Form S-1 as filed on April 16, 1986, Registration No. 33-4896.

    10.1.1 Amendment, dated June 23, 1994, to the Stock Option Plan for Key Employees of the Company incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994.

    10.2 Outside Directors Stock Option Plan, as adopted May 29, 1992, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1992.

    10.3 Amended and Restated Revolving Credit and Term Loan Agreement, by and among TRC Companies, Inc. and its subsidiaries and The First National Bank of Boston, dated March 15, 1995, incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1995.

    10.4 Asset Purchase Agreement, dated March 21, 1994, by and among TRC Companies, Inc., Environmental Solutions, Inc., Richard D. Ellison and Miro Knezevic; Registration Rights Agreement among TRC Companies, Inc. and Environmental Solutions, Inc., dated March 21, 1994; and 5.75% Subordinated Note, due March 21, 1997, incorporated by reference to the Company's Form 8-K, dated April 1, 1994.

    10.5 Stock Purchase Agreement, dated May 27, 1994, by and among TRC Companies, Inc., Richard J. McGuire, Jr., W. Thomas Turner and Stephen B. Goppert; Registration Rights Agreement, dated May 27, 1994, by and among TRC Companies, Inc., Richard J. McGuire, Jr.,
           W. Thomas Turner and Stephen B. Goppert, incorporated by reference to the Company's Form 8-K, dated June 10, 1994.

    10.6 Severance Agreements between the Company and Vincent A. Rocco and Bruce D. Cowen, dated August 19, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994.

    10.7 Employment Agreement between Environmental Solutions, Inc. and Richard D. Ellison, dated March 21, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994.

    10.8 Executive Incentive Compensation Plan, as adopted June 20, 1988, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1988.

    10.8.1 Amendment, dated June 23, 1995, to the Executive Incentive Compensation Plan.

    13 Annual Report to Shareholders for the fiscal year ended June 30, 1995. (Only those portions expressly incorporated by reference are deemed to be filed herewith.)

    21     Subsidiaries of the Registrant.

As to any security holder requesting a copy of this Form 10-K, the Company will furnish any exhibit indicated above as being filed with the Form 10-K upon payment to the Company of its expenses in furnishing such exhibit.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRC COMPANIES, INC.


Dated:  September 25, 1995          By:          /s/ Vincent A. Rocco
                                         ------------------------------------
                                                   Vincent A. Rocco
                                          Chairman and Chief Executive Officer
                                             (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Vincent A. Rocco
--------------------     Chairman, Chief Executive          September 25, 1995
  Vincent A. Rocco       Officer and Director


/s/ Bruce D. Cowen       President and Director             September 25, 1995
------------------
  Bruce D. Cowen


/s/ Peter J. Russo       Senior Vice President and Chief    September 25, 1995
------------------       Financial Officer (Principal
 Peter J. Russo          Financial and Accounting Officer)


/s/ Edward G. Jepsen     Director                           September 25, 1995
--------------------
 Edward G. Jepsen


/s/ Edward W. Large      Director                           September 25, 1995
-------------------
  Edward W. Large


/s/ J. Jeffrey McNealey  Director                           September 25, 1995
-----------------------
  J. Jeffrey McNealey

                      Report of Independent Accountants on
                         Financial Statement Schedules


To the Board of Directors
 of TRC Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated July 24, 1995 appearing on page 31 of the 1995 Annual Report to Shareholders of TRC Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Hartford, Connecticut
July 24, 1995

                      Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-66247, 2-77690, 33-18771, 33-26748, 33-38810,
33-45169, 33-70662, 33-87446 and 33-87448) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-84660) of TRC Companies, Inc. and its subsidiaries of our report dated July 24, 1995 appearing on page 31 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 11 of this Form 10-K.



PRICE WATERHOUSE LLP


Hartford, Connecticut
September 25, 1995

                      TRC Companies, Inc. and Subsidiaries
Schedules V and VI - Property, Plant and Equipment and Accumulated Depreciation
               and Amortization of Property, Plant and Equipment
                For the Years Ended June 30, 1995, 1994 and 1993



                                                                                          Accumulated Depreciation and
                                        Property, Plant and Equipment             Amortization of Property, Plant and Equipment
                             -------------------------------------------------  -------------------------------------------------
                                          Additions
                             Balance at    at cost                 Balance at   Balance at   Charged to                Balance at
                              beginning    (net of    Retirements    end of      beginning    costs and  Retirements     end of
                              of period   transfers)   or sales      period      of period    expenses    or sales       period
                             -----------  ----------  -----------  -----------  -----------  ----------  -----------  -----------

           1995
---------------------------

Furniture and Equipment      $17,252,449  $  910,363   $(384,004)  $17,778,808  $ 9,326,406  $1,961,555   $(235,564)  $11,052,397

Leasehold Improvements         1,186,179     135,765          --     1,321,944      955,379      86,104          --     1,041,483

Construction in Process          102,000     237,419          --       339,419           --          --          --            --

                             -----------  ----------   ---------   -----------  -----------  ----------   ---------   -----------

                             $18,540,628  $1,283,547   $(384,004)  $19,440,171  $10,281,785  $2,047,659   $(235,564)  $12,093,880

                             ===========  ==========   =========   ===========  ===========  ==========   =========   ===========



            1994
---------------------------

Furniture and Equipment      $14,321,688  $3,061,686   $(130,925)  $17,252,449  $ 7,472,497  $1,910,637   $ (76,726)  $ 9,306,408

Leasehold Improvements         1,155,326      30,853          --     1,186,179      920,631      54,746          --       975,377

Construction in Process           20,766      81,234          --       102,000           --          --          --            --

                             -----------  ----------   ---------   -----------  -----------  ----------   ---------   -----------

                             $15,497,780  $3,173,773   $(130,925)  $18,540,628  $ 8,393,128  $1,965,383   $ (76,726)  $10,281,785

                             ===========  ==========   =========   ===========  ===========  ==========   =========   ===========



           1993
---------------------------

Furniture and Equipment      $11,422,714  $3,049,025   $(150,051)  $14,321,688  $ 5,928,061  $1,628,613   $ (84,177)  $ 7,472,497

Leasehold Improvements         1,102,629      52,697          --     1,155,326      853,533      67,098          --       920,631

Construction in Process          579,316    (558,550)         --        20,766           --          --          --            --

                             -----------  ----------   ---------   -----------  -----------  ----------   ---------   -----------

                             $13,104,659  $2,543,172   $(150,051)  $15,497,780  $ 6,781,594  $1,695,711   $ (84,177)  $ 8,393,128

                             ===========  ==========   =========   ===========  ===========  ==========   =========   ===========


                              TRC Companies, Inc.
               Schedule VIII - Valuation and Qualifying Accounts
                For the Years Ended June 30, 1995, 1994 and 1993



                            Balance at  Charged to   Allowances    Reclassification                 Balance at
                             beginning  costs and   from acquired     from other                      end of
      Description            of period   expenses     businesses      accruals        Deductions*     period
----------------------      ----------  ----------  -------------  ----------------  ------------   ----------

1995

Allowance for doubtful
   accounts                 $1,788,000   $824,000      $     --      $1,332,000      $(2,244,000)   $1,700,000
                            ----------   --------      --------      ----------      -----------    ----------

1994

 Allowance for doubtful
   accounts                 $1,247,000   $802,000      $255,000      $  200,000      $  (716,000)   $1,788,000
                            ----------   --------      --------      ----------      -----------    ----------

1993

 Allowance for doubtful
   accounts                 $1,223,000   $772,305      $100,000      $1,024,345      $(1,872,650)   $1,247,000
                            ----------   --------      --------      ----------      -----------    ----------



* Uncollectible accounts written off, net of recoveries.

                              TRC Companies, Inc.
            Schedule X - Supplementary Income Statement Information
                For the Years Ended June 30, 1995, 1994 and 1993


                                                      Charged to costs and expenses
                                                      ------------------------------
                        Item                            1995       1994       1993
                        ----                          --------   --------   --------

Maintenance and repairs                               $389,819   $475,849   $394,213

Depreciation and amortization of intangible assets     989,601    468,333    217,912

Advertising costs                                      478,109    426,397    378,920


                              TRC Companies, Inc.
                            Form 10-K Exhibit Index
                        Fiscal Year Ended June 30, 1995



Exhibit                                                         Sequential Page
 Number                      Description                            Number
-------     ------------------------------------------------    ---------------

  3.1       Restated Certificate of Incorporation, dated             17-22
            November 18, 1994.

 10.8.1     Amendment, dated June 23, 1995, to the Executive           22
            Incentive Compensation Plan.

 13         Annual Report to Shareholders for the Fiscal             23-44
            Year Ended June 30, 1995.

 21         Subsidiaries of the Registrant.                            45


                                  EXHIBIT 3.1
                                  -----------


                     Restated Certificate of Incorporation
                            dated November 18, 1994

                            RESTATED CERTIFICATE OF
                                INCORPORATION OF
                              TRC COMPANIES, INC.


Pursuant to Sections 242 and 245 of the General Corporation Law of the State of Delaware, TRC Companies, Inc. originally incorporated on February 20, 1969 as Vast Inc., whose name was changed to TRC Companies, Inc. in 1976, hereby certifies that this Restated Certificate of Incorporation restates and integrates the provisions of the Company's Certificate of Incorporation as amended, and further amends Article Fourth of said Certificate of Incorporation and was adopted by the Board of Directors and stockholders of the Company.

FIRST:  The name of the Corporation is TRC Companies, Inc.

SECOND: The address of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, Wilmington, New Castle County, Delaware 19801. The name of its registered agent at that address is The Corporation Trust Company.

THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of Delaware.

FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is Thirty Million Five Hundred Thousand (30,500,000) shares, consisting of a class of Five Hundred Thousand (500,000) shares of Preferred Stock, par value $.10 per share ("Preferred Stock"), and a class of Thirty Million (30,000,000) shares of Common Stock, par value $.10 per share ("Common Stock").

FIFTH: The voting powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the capital stock of the Corporation are as follows:

     A.   Preferred Stock
          ---------------

          1. Subject to the provisions of this Certificate of Incorporation, authority is hereby expressly granted to and vested in the Board of Directors, to the extent permitted by and upon compliance with the provisions set forth in the laws of the State of Delaware, to issue the shares of Preferred Stock from time to time in one or more series, each series to have such voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be determined and stated prior to the issuance of any shares of any such series by and in a resolution or resolutions of the Board of Directors authorizing the issuance of such series, including without limitation:

              (a) The number of shares to constitute such series and the distinctive designation thereof;

              (b) The dividend rate or rates to which the shares of such series shall be entitled and whether dividends shall be cumulative and, if so, the date or dates from which dividends shall accumulate, and the dates on which dividends, if declared, shall be payable;

              (c) Whether the shares of such series shall be redeemable, the limitations and restrictions in respect of such redemptions, the manner of selecting shares of such series for redemption if less than all shares are to be redeemed, and the amount per share, including the premium, if any, which the holders of shares of such series shall be entitled to receive upon the redemption thereof, which amount may vary at different redemption dates and may be different in respect of shares redeemed through the operation of any retirement or sinking fund and in respect of shares otherwise redeemed;

              (d) The amount payable with respect to shares of such series in the event of any voluntary or involuntary dissolution, liquidation and winding-up of the Corporation;

              (e) Whether the shares of such series shall be subject to the operation of a purchase, retirement or sinking fund and, if so, whether such fund shall be cumulative or non-cumulative, the extent to and the manner in which such fund shall be applied to the purchase or redemption of the shares of such series for retirement or for other corporate purposes, and the terms and provisions in respect of the operation thereof;

              (f) Whether the shares of such series shall be convertible into, or exchangeable for, shares of stock of any other class or series thereof or of any other series of the same class, and if so convertible or exchangeable, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same;

              (g) The voting powers, if any, of the shares of such series in addition to the voting powers provided by law; and

              (h) Any other rights, preferences, limitations or restrictions not inconsistent with law or the provisions of this Certificate of Incorporation.

          2. All shares of any one series of Preferred Stock shall be identical and of equal rank with each other in all respects, except that in respect of any series entitled to cumulative dividends, shares of such series issued at different times may differ as to the dates from which such dividends shall be cumulative. All shares of all series of Preferred Stock shall be issued for a consideration of at least ten cents ($0.10) per share.

          3. The holders of outstanding shares of every series of Preferred Stock shall be entitled to receive out of funds of the Corporation, at the time legally available for the declaration of dividends, but only when declared by the Board of Directors, dividends in such amounts and payable at such time or times as shall be fixed and determined by the Board of Directors in the resolution providing for the issuance of the series of Preferred Stock of which such shares are a part. In no event shall any dividend whatsoever be declared or paid on the shares of Common Stock of the Corporation unless and until the current dividend on the shares of Preferred Stock, and all declared but unpaid dividends and any accumulated dividends thereon, shall have been paid.

          4. In the event of any voluntary or involuntary dissolution, liquidation or winding-up of the Corporation, the holders of the shares of Preferred Stock shall be entitled to receive out of the assets of the Corporation available for distribution to its shareholders, whether from capital, surplus or earnings, such amounts per share as shall be fixed and determined by the Board of Directors in the resolution providing for the issuance of the series of Preferred Stock of which such shares are a part, before any distribution of the assets shall be made to the holders of the shares of Common Stock, but shall be entitled to no further distribution. If, upon any such dissolution, liquidation or winding-up of the Corporation, the assets thus distributable among the holders of the shares of Preferred Stock shall be insufficient to permit payment in full to the holders of each series of Preferred Stock of the respective preferential amounts fixed and determined as aforesaid, then the entire assets of the Corporation thus distributable shall be distributed ratably among them in proportion to the amount so payable upon the shares of Preferred Stock held by them, respectively. A consolidation or merger of the Corporation with or into any other corporation shall not be deemed to constitute a dissolution, liquidation or winding-up of the Corporation within the meaning of this paragraph.

     B.   Common Stock
          ------------

          1. After all dividends shall have been paid, or declared and set apart for payment, upon the outstanding shares of Preferred Stock and after redemptions of shares of Preferred Stock required to be made previous thereto shall have been effected, and after making any such further provision for working capital and for reserves for any purpose as the Board of Directors of the Corporation may deem advisable, and provided that there is no violation or default existing in any of the terms and provisions of this Certificate of Incorporation insofar as the same relates to the shares of Preferred Stock, the holders of the shares of Common Stock of the Corporation shall be entitled to receive, pro rata to the exclusion of the holders of the shares of Preferred Stock, such dividends as, from time to time, may be declared by the Board of Directors.

          2. In the event of any dissolution, liquidation or winding-up of the Corporation, whether voluntary or involuntary, after payment in full of the respective amounts hereinbefore stated to be payable in respect of the shares of Preferred Stock, the holders of the shares of Common Stock shall be entitled to the exclusion of the holders of the shares of Preferred Stock, to share, pro rata, in all the remaining assets of the Corporation available for distribution to the shareholders.

          3. Except as otherwise provided by law or by the terms of any resolution of the Board of Directors providing for the issuance of shares of any series of Preferred Stock, the entire voting power for the election of directors and for all other purposes shall be vested exclusively in the holders of the Common Stock. Each share of Common Stock shall be entitled to one vote on all matters.

     C.   Preemptive Rights
          -----------------

          No holder of any shares of any class or series of capital stock of the Corporation shall have any preemptive right or be entitled as a matter of right to subscribe for or to acquire any other shares or securities of any class or series of the Corporation, whether now or hereafter authorized, which at any time may be issued by the Corporation.

SIXTH: The following provisions are inserted for the management of the business and for the conduct of the affairs of the Corporation, and for further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders:

     A. The directors shall have concurrent power with the stockholders to make, alter, amend, change, add to or repeal the Bylaws of the Corporation.

     B. Election of directors need not be by written ballot unless the Bylaws so provide.

     C. In addition to the powers and authorities hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the statutes of Delaware, this Certificate of Incorporation, and any Bylaws adopted by the stockholders; provided, however, that no Bylaws hereinafter adopted by the stockholders shall invalidate any prior act of the directors which would have been valid if such Bylaw had not been adopted.

SEVENTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein upon stockholders, directors and officers are subject to this reservation.

EIGHTH: Each director of the Corporation shall be personally liable to the Corporation or any of its shareholders, if at all, for monetary damages for breach of a fiduciary duty as a director only for: (a) any breach of the director's duty of loyalty to the Corporation or its shareholders; (b) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (c) acts covered under Section 174 of the Delaware General Corporation Law, or (d) for any transaction from which the director derives improper personal benefit.

IN WITNESS WHEREOF


                                                  /s/ Vincent A. Rocco
                                           ----------------------------------
                                           Chairman of the Board of Directors


Attest:

 /s/ John H. Claussen
--------------------------------
Secretary



State of Connecticut    :
                           ss.   Windsor
County of Hartford      :

On the 21st day of November, 1994, before me personally appeared Vincent A. Rocco and John H. Claussen to me known and known to me to be the persons who executed the foregoing instrument in the capacities indicated, and they have represented that they are executing such instrument with full authority to do so on behalf of TRC Companies, Inc.

                                           /s/ Anne W. Green
                                           ------------------------------------
                                           Notary Public

                                EXHIBIT 10.8.1
                                --------------


                              TRC COMPANIES, INC.
            EXECUTIVE INCENTIVE COMPENSATION PLAN FOR FISCAL 1996,
                           AS ADOPTED JUNE 23, 1995



          At the meeting of the Company's Board of Directors held June 23, 1995, the following amendment to the Executive Incentive Compensation Plan regarding the Incentive Pool for fiscal 1996 was adopted:

          The amount of the fiscal 1996 Incentive Pool shall depend on the extent to which the Company's consolidated operating income for fiscal 1996 exceeds 60% of targeted operating income, as set forth in the Company's fiscal 1996 business plan. The Incentive Pool shall equal the sum of (a) up to $300,000 if actual operating income exceeds 60%, but is not greater than 100% of targeted operating income, (b) 30% of the amount by which actual operating income exceeds 100% of targeted operating income, but not by more than 125% of targeted operating income, and 12% of the amount by which actual operating income exceeds 125% of targeted operating income. To the extent that an Incentive Pool is established for fiscal 1996, it will be calculated in connection with the audit of the Company's fiscal 1996 consolidated financial statements and distributed by the Board of Directors' Compensation Committee in accordance with the terms of the plan.

                                  EXHIBIT 13
                                  ----------

    Annual Report to Shareholders for the fiscal year ended June 30, 1995.

           (Only those portions expressly incorporated by reference
                       are deemed to be filed herewith).

                                          TRC COMPANIES, INC. 1995 ANNUAL REPORT

FINANCIAL HIGHLIGHTS



For the years ended June 30,            1995            1994           1993
--------------------------------------------------------------------------------
Gross revenue                        $93,013,053    $81,657,681    $67,826,529

Net service revenue                   71,812,673     61,002,579     51,898,917

Costs related to disposed business       --             --           4,148,596

Income (loss) from operations          8,457,540      3,791,660     (3,997,420)

Net income (loss)                    $ 4,421,065    $ 2,143,463    $(2,898,376)

Earnings (loss) per common share            $.61           $.32          $(.45)

Working capital                      $24,968,251    $25,963,093    $22,919,869

Current ratio                           2.9 to 1       3.1 to 1       3.2 to 1

Debt to total capitalization                27.1%          34.7%           2.3%

Return on equity                            10.0%           5.7%          (8.5)%

Book value per share                       $6.56          $5.94          $5.17

Common shareholders                        2,600          2,500          2,100

Common shares outstanding              7,089,552      7,071,636      6,496,965

Employees                                    823            830            735
                                     -------------------------------------------


SELECTED FINANCIAL DATA

TRC Companies, Inc. and subsidiaries

In thousands (except per share data)


For the years ended June 30,          1995     1994     1993     1992     1991
-------------------------------------------------------------------------------
Gross revenue                       $93,013  $81,658  $67,827  $60,332  $50,296
 Less subcontractor costs and
  direct charges                     21,200   20,655   15,928   14,265   13,129
                                    -------------------------------------------
Net service revenue                  71,813   61,003   51,899   46,067   37,167
                                    -------------------------------------------
Operating costs and expenses:
  Salaries and other direct costs
   of services                       56,353   51,039   46,554   36,539   29,226
  General and administrative
   expenses                           3,965    3,738    3,292    2,656    2,681
  Depreciation and amortization       3,037    2,434    1,901    1,405    1,177
  Costs related to disposed
   business                             --       --     4,149      --       --
                                    -------------------------------------------
                                     63,355   57,211   55,896   40,600   33,084
                                    -------------------------------------------
Income (loss) from operations         8,458    3,792   (3,997)   5,467    4,083
Interest expense                      1,399      466       71       92      157
Other income, net                       (15)     (58)     (86)    (221)    (289)
                                    -------------------------------------------
Income (loss) before taxes            7,074    3,384   (3,982)   5,596    4,215
Federal and state income tax
 provision (benefit)                  2,653    1,241   (1,084)   1,620      740
                                    -------------------------------------------
Net income (loss)                    $4,421   $2,143  $(2,898)  $3,976   $3,475
                                    -------------------------------------------
Earnings (loss) per common share       $.61     $.32    $(.45)    $.62     $.58
                                    -------------------------------------------
Weighted average number of common
 and common equivalent shares
 outstanding                          7,208    6,789    6,462    6,365    6,009
                                    -------------------------------------------
Cash dividends declared                None     None     None     None     None
                                    -------------------------------------------

Balance Sheet at June 30,

  Total assets                      $73,815  $75,951  $46,477  $43,623  $34,155
                                    -------------------------------------------
  Long-term debt                    $17,200  $22,080     $140     $420   $1,000
                                    -------------------------------------------
  Shareholders' equity              $46,538  $41,984  $33,607  $34,771  $27,810
                                    -------------------------------------------

Revenue and Earnings by Quarter (Unaudited)

In thousands (except per share data)           1st      2nd      3rd      4th
--------------------------------------------------------------------------------
1995

Gross revenue                                $23,093  $25,203  $22,381  $22,337
Net service revenue                           18,364   18,050   17,601   17,797
Income from operations                         2,130    2,249    2,001    2,074
Income before taxes                            1,740    1,884    1,677    1,773
Net income                                   $ 1,061  $ 1,149  $ 1,077  $ 1,134
Earnings per common share                    $   .15  $   .16  $   .15  $   .16
                                             -----------------------------------

1994

Gross revenue                                $17,603  $19,119  $20,355  $24,581
Net service revenue                           13,278   13,759   14,972   18,993
Income (loss) from operations                    875    1,088      (98)   1,928
Income (loss) before taxes                       881    1,087     (131)   1,547
Net income (loss)                            $   556  $   688  $   (90) $   990
Earnings (loss) per common share             $   .08  $   .10  $  (.01) $   .14
                                             -----------------------------------

Management's Discussion and Analysis of
  Results of Operations and Financial Condition

The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements.

Overview

TRC Companies, Inc. is an international environmental engineering and consulting company with a premier reputation for expertise in all areas of air quality and solid and hazardous waste management as well as regulatory compliance and permitting, water resources engineering, air pollution engineering, risk assessment, pollution prevention, civil engineering, process engineering and the development of strategic plans for environmental issues. The Company is one of the largest air pollution engineering companies in the nation and provides innovative approaches to solid and hazardous waste management.

Significant recent events in the development of the Company's business include:
(i) the acquisition in March 1994, of the assets of Environmental Solutions, Inc. of Irvine, California, a firm providing a broad range of solid and hazardous waste engineering and consulting services, specializing in remedial design and construction management; and (ii) the acquisition in May 1994, of the capital stock of Mariah Associates, Inc. of Laramie, Wyoming, a full-service environmental consulting firm serving primarily the western states with a focus on cultural resource consulting and environmental impact statements. The acquisition of Environmental Solutions, Inc. was treated as a purchase for accounting purposes and Mariah was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated to include the financial results of Mariah.

The Company believes that it is strongly positioned as a provider of air pollution control, pollution prevention and solid and hazardous waste engineering and consulting services. Over the next several years, the Company anticipates an increase in the demand for its highly specialized air pollution engineering and consulting services as industry complies with the requirements of the Clean Air Act Amendments of 1990. In addition, TRC Environmental Solutions, Inc. will increase the Company's revenue from solid and hazardous waste services in the United States and internationally. Historically, the Company has realized a significant amount of its revenue from federal government agencies. However, future levels of government business will be dependent upon the Company's selectivity in bidding on government projects coupled with the strategy to reduce its dependence on government contracts, and its success in procuring contract awards.

Results of Operations

The Company, in the course of providing its services, routinely subcontracts drilling, laboratory analyses and other specialized services. These costs are passed directly through to clients and, in accordance with industry practice, are included in gross revenue. Because subcontractor costs and direct charges can vary significantly from project to project, the change in gross revenue is not necessarily a true indication of business trends. Accordingly, the Company considers net service revenue, which is gross revenue less subcontractor costs and direct charges, as its primary measure of revenue growth.

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:


Years ended June 30,                       1995          1994            1993
-------------------------------------------------------------------------------
Net service revenue                       100.0%        100.0%          100.0%
                                          -------------------------------------
Operating costs and expenses:
  Salaries and other direct costs
   of services                             78.5          83.7            89.7
  General and administrative expenses       5.5           6.1             6.3
  Depreciation and amortization             4.2           4.0             3.7
  Costs related to disposed business         --            --             8.0
                                          -------------------------------------
Income (loss) from operations              11.8           6.2            (7.7)
Interest expense                            1.9            .8              .1
Other income, net                            --           (.1)            (.1)
                                          -------------------------------------
Income (loss) before taxes                  9.9           5.5            (7.7)
Federal and state income tax
 provision (benefit)                        3.7           2.0            (2.1)
                                          -------------------------------------
Net income (loss)                           6.2           3.5            (5.6)
                                          -------------------------------------


1995 Compared to 1994

Net service revenue increased by 17.7% in fiscal 1995 to $71.8 million, from $61 million in fiscal 1994. This increase resulted primarily from the additional revenue from TRC Environmental Solutions, Inc. which was acquired in March 1994, and to an increase in revenue from commercial air pollution engineering services, significantly offset by lower revenue from contracts with the U.S. Environmental Protection Agency (EPA) and other federal government agencies. Revenue derived from contracts with the federal government decreased in fiscal 1995 by 41.6% or $7.9 million, as compared to fiscal 1994, as the Company implemented its strategy to reduce the federal government component of its business. As a result, the percentage of net service revenue from the federal government decreased to 15% in fiscal 1995, compared to 31% last year.

Salaries and other direct costs of services increased by 10.4% or $5.3 million in fiscal 1995, as compared to fiscal 1994, primarily due to the inclusion of the additional costs from TRC Environmental Solutions, Inc. However, as a percentage of net service revenue these costs decreased to 78.5%, from 83.7% last year. This improvement was primarily due to achieving higher net revenue per labor dollar and lower operating expenses resulting from cost reduction efforts.

General and administrative expenses increased by 6.1% in fiscal 1995, as compared to fiscal 1994. This increase was primarily due to the additional costs from TRC Environmental Solutions, Inc., offset by cost reductions.

Depreciation and amortization expense increased by 24.8% in fiscal 1995, as compared to fiscal 1994. This increase was primarily due to the additional amortization of costs in excess of the net assets acquired in connection with the acquisition of Environmental Solutions, Inc.

Income from operations increased by 123.1% to $8.5 million, from $3.8 million in fiscal 1994. The increase in income from operations resulted primarily from the inclusion of the results of TRC Environmental Solutions, Inc. for the entire fiscal year, improved operating performance from air pollution and other services and the reduction in operating costs as a percentage of net service revenue.

Interest expense increased in fiscal 1995 to $1.4 million, from $.5 million last year, primarily due to the interest expense on the long-term debt issued in connection with the acquisition of Environmental Solutions, Inc.

The federal and state income tax provision was 37.5% of income before taxes, as compared to 36.7% in fiscal 1994. The higher rate in fiscal 1995 results primarily from higher state income taxes. The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred income tax benefits.

1994 Compared to 1993

Net service revenue increased by 17.5% in fiscal 1994 to $61 million, from $51.9 million in fiscal 1993. This increase was primarily from the additional revenue from TRC Environmental Solutions, Inc. which was acquired in March 1994, and to an increase in revenue from commercial air pollution engineering services, partially offset by lower revenue from contracts with the U.S. Environmental Protection Agency and other federal government agencies. Revenue derived from federal government contracts decreased in fiscal 1994 by 17.5% or $4 million, as compared to fiscal 1993.

Salaries and other direct costs of services increased by 9.6% or $4.5 million, in fiscal 1994, as compared to fiscal 1993, primarily due to the inclusion of the additional costs from TRC Environmental Solutions, Inc. However, as percentage of net service revenue, these costs decreased to 83.7%, from 89.7% in fiscal 1993. This decrease was primarily due to reduced operating costs resulting from the fiscal 1993 cost reduction efforts that included staff reductions and the closing of certain offices.

General and administrative expenses increased by 13.5% in fiscal 1994, as compared to fiscal 1993. This increase resulted from costs related to the acquisition of Mariah Associates, Inc., which was completed in May 1994, and to the increased costs of salaries and related costs.

Depreciation and amortization expense increased by 28% in fiscal 1994, as compared to fiscal 1993. This increase was primarily due to the additional depreciation expense on equipment acquired in fiscal 1994 and 1993 to support the Company's growth, and to the additional amortization of costs in excess of the net assets of acquired businesses.

In fiscal 1994 the Company reported income from operations of $3.8 million, as compared to a loss of $4 million in fiscal 1993. The loss in fiscal 1993 was a direct result of the charges incurred related to the disposed laboratory business and the recording of restructuring costs related to reductions in staff and the closing of certain offices. The income from operations in fiscal 1994 resulted from the increase in net service revenue, an improvement in staff utilization and the reduction in operating costs as a percentage of net service revenue.

Interest expense increased in fiscal 1994 to $466,157, from $70,479 in fiscal 1993. This increase was due to the additional interest expense on the $14 million three-year 5.75% subordinated note issued in connection with the acquisition of Environmental Solutions, Inc. and bank borrowings pursuant to the Company's revolving credit agreement.

The federal and state income tax provision (benefit) was 36.7% of income before taxes, as compared to (27.2)% in fiscal 1993. The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits. (See Note 6 to the Consolidated Financial Statements).

Impact of Inflation

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

Liquidity and Capital Resources

Working capital was $25 million at June 30, 1995, as compared to $26 million at June 30, 1994. The decrease is primarily due to the increase in the current portion of the long-term debt related to the acquisition of Environmental Solutions, Inc., partially offset by the working capital provided by operations.

The Company has available a $35 million, unsecured revolving credit agreement with a commercial bank through December 31, 2001. At June 30, 1995, outstanding borrowings under this agreement were $5.2 million. The amount outstanding has been classified as long-term in accordance with the Company's intention and ability to refinance the obligation on a long-term basis. In addition, the Company had standby letters of credit outstanding totaling $1 million which reduce available borrowings under the agreement. In conjunction with the acquisition of Environmental Solutions, Inc., the Company issued a $14 million three-year 5.75% subordinated note in March 1994, of which $12 million remained outstanding at June 30, 1995. The Company made capital expenditures of $1.3 million in fiscal 1995, and expects to make capital expenditures of approximately $1.2 million in fiscal 1996. The Company believes that cash generated from operations, the cash on hand at June 30, 1995 and available borrowings under the revolving credit agreement will be sufficient to meet the Company's cash requirements in fiscal 1996.

CONSOLIDATED STATEMENTS OF OPERATIONS

TRC Companies, Inc. and Subsidiaries


For the years ended June 30,            1995            1994            1993
--------------------------------------------------------------------------------
Gross revenue                       $93,013,053     $81,657,681     $67,826,529
  Less subcontractor costs and
   direct charges                    21,200,380      20,655,102      15,927,612
                                    --------------------------------------------
Net service revenue                  71,812,673      61,002,579      51,898,917
                                    --------------------------------------------
Operating costs and expenses:
  Salaries and other direct
   costs of services                 56,353,248      51,038,769      46,553,703
  General and administrative
   expenses                           3,964,625       3,738,434       3,292,431
  Depreciation and amortization       3,037,260       2,433,716       1,901,607
  Costs related to disposed business     --               --          4,148,596
                                    --------------------------------------------
                                     63,355,133      57,210,919      55,896,337
                                    --------------------------------------------
Income (loss) from operations         8,457,540       3,791,660      (3,997,420)
Interest expense                      1,399,288         466,157          70,479
Other income, net                       (15,813)        (58,842)        (86,223)
                                    --------------------------------------------
Income (loss) before taxes            7,074,065       3,384,345      (3,981,676)
Federal and state income tax
 provision (benefit)                  2,653,000       1,240,882      (1,083,300)
                                    --------------------------------------------

Net income (loss)                   $ 4,421,065     $ 2,143,463     $(2,898,376)
                                    --------------------------------------------
Earnings (loss) per common share           $.61            $.32           $(.45)
                                    --------------------------------------------

Weighted average number of common
 and common equivalent shares
 outstanding                          7,207,650       6,789,355       6,462,286
                                    --------------------------------------------

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

TRC Companies, Inc. and Subsidiaries


As of June 30,                                    1995              1994
----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                   $ 2,180,764       $ 2,244,144
  Accounts receivable, less allowance
   for doubtful accounts                       32,306,865        32,395,013
  Inventories                                   1,930,379         1,718,130
  Deferred income tax benefits                  1,164,702         1,397,702
  Prepaid expenses and other current
   assets                                         398,187           661,967
                                              ------------------------------
                                               37,980,897        38,416,956
                                              ------------------------------

Property and equipment:
  Furniture and equipment                      17,778,808        17,252,449
  Leasehold improvements                        1,321,944         1,186,179
  Construction in progress                        339,419           102,000
                                              ------------------------------
                                               19,440,171        18,540,628
  Less accumulated depreciation
   and amortization                            12,093,880        10,281,785
                                              ------------------------------
                                                7,346,291         8,258,843
                                              ------------------------------
Costs in excess of net assets of acquired
 businesses, net of accumulated amortization
 of $1,719,652 and $791,902, respectively      27,752,208        28,554,959
                                              ------------------------------
Other assets                                      735,232           720,242
                                              ------------------------------
                                              $73,814,628       $75,951,000
                                              ------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt           $ 5,000,000       $ 2,000,000
  Accounts payable                              2,989,020         2,859,540
  Accrued compensation and benefits             2,930,930         3,431,441
  Income taxes payable                            591,145           778,102
  Accrued costs related to disposed
   business                                        37,492           974,963
  Current maturities of capitalized
   lease obligations                               64,649           177,179
  Other accrued liabilities                     1,399,410         2,232,638
                                              ------------------------------
                                               13,012,646        12,453,863
                                              ------------------------------

Non-current liabilities:
  Long-term debt                               12,200,000        20,080,000
  Capitalized lease obligations,
   less current maturities                         15,798            79,917
  Accrued lease obligations                       234,491           327,045
  Deferred income taxes                         1,813,610         1,026,610
                                              ------------------------------
                                               14,263,899        21,513,572
                                              ------------------------------

Contingencies and commitments
 (Notes 3, 7 and 10)
Shareholders' equity:
  Capital stock:
  Preferred, $.10 par value; 500,000
   shares authorized, none issued                  --                 --
  Common, $.10 par value; 30,000,000
   shares authorized, 7,259,205 and
   7,241,289 shares issued at June
   30, 1995 and 1994, respectively                725,920           724,129
  Additional paid-in capital                   37,855,092        37,723,430
  Retained earnings                             8,735,297         4,314,232
                                              ------------------------------
                                               47,316,309        42,761,791
  Less treasury stock, at cost                    778,226           778,226
                                              ------------------------------
                                               46,538,083        41,983,565
                                              ------------------------------
                                              $73,814,628       $75,951,000
                                              ------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TRC Companies, Inc. and Subsidiaries



For the years ended June 30,                 1995         1994          1993
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                       $4,421,065   $2,143,463   $(2,898,376)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization          3,037,260    2,433,716     1,743,682
    Change in deferred taxes and other
     non-cash items                          927,446      271,826        66,850
    Changes in assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable                     88,148   (5,867,871)     (438,226)
      Inventories                           (212,249)       1,836        37,675
      Prepaid expenses and other
       current assets                        263,780       78,662       228,664
      Accounts payable                       129,480     (677,748)      320,134
      Accrued compensation and benefits     (500,511)    (244,149)       79,159
      Income taxes                          (172,957)   1,703,719    (1,712,783)
      Accrued costs related to disposed
       business                             (937,471)  (1,820,697)    2,795,660
      Other accrued liabilities             (833,228)  (1,367,163)      254,766
                                          --------------------------------------
Net cash provided by (used in)
 operating activities                      6,210,763   (3,344,406)      477,205
                                          --------------------------------------

Cash flows from investing activities:
  Additions to property and equipment     (1,283,547)  (2,140,396)   (1,594,543)
  Acquisition of businesses, net of
   cash acquired                            (100,000)  (4,847,871)     (395,182)
  Disposal of equipment, net                 148,440       54,199        65,874
  Decrease (increase) in other assets        (76,840)      20,340         5,575
                                          --------------------------------------
Net cash used in investing activities     (1,311,947)  (6,913,728)   (1,918,276)
                                          --------------------------------------

Cash flows from financing activities:
  Net borrowings (repayments) on
   long-term debt                         (4,880,000)   7,730,000       109,105
  Proceeds from exercise of stock
   options                                    94,453      251,662       368,554
  Principal repayments under
   capitalized lease obligations            (176,649)    (149,188)      (57,613)
                                          --------------------------------------
Net cash provided by (used in)
 financing activities                     (4,962,196)   7,832,474       420,046
                                          --------------------------------------
Decrease in cash and cash equivalents        (63,380)  (2,425,660)   (1,021,025)

Cash and cash equivalents, beginning
 of year                                   2,244,144    4,669,804     5,690,829
                                          --------------------------------------
Cash and cash equivalents, end of year    $2,180,764   $2,244,144    $4,669,804
                                          --------------------------------------
Supplemental cash flow information:
  Interest paid                           $1,384,156   $  414,413    $   58,459
  Income taxes paid (refunded)             1,807,279     (631,773)      549,158
                                          --------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

TRC Companies, Inc. and Subsidiaries

For the years ended June 30, 1995, 1994 and 1993


                                  Common stock issued                               Treasury stock
                                 ---------------------                           ---------------------
                                                        Additional
                                    Number               paid-in      Retained     Number
                                  of shares    Amount    capital      earnings   of shares    Amount
------------------------------------------------------------------------------------------------------

Balances, June 30, 1992           6,458,311   $645,831  $29,834,649  $5,069,145   169,653   $(778,226)

Exercise of stock options            73,543      7,354      361,200      --          --         --
Income tax benefit from stock
 option transactions                   --          --        85,342      --          --         --
Issuance of common stock in
 connection with
 business acquired                   78,426      7,843      992,157      --          --         --
Conversion of 9.95%
 convertible subordinated
 promissory notes into
 common stock                        56,338      5,634      274,366      --          --         --
Net loss                               --          --         --     (2,898,376)     --         --
                                  --------------------------------------------------------------------

Balances, June 30, 1993           6,666,618    666,662   31,547,714   2,170,769   169,653    (778,226)


Exercise of stock options            40,238      4,024      247,638      --          --         --
Income tax benefit from stock
 option transactions                  --           --        35,325      --          --         --
Issuance of common stock in
 connection with businesses
 acquired                           506,265     50,626    5,419,084      --          --         --
Conversion of 9.95%
 convertible subordinated
 promissory notes into
 common stock                        28,168      2,817      137,183      --          --         --
Compensation related to stock
 incentive plan                       --          --        336,486      --          --         --
Net income                            --          --          --      2,143,463      --         --
                                  --------------------------------------------------------------------

Balances, June 30, 1994           7,241,289    724,129   37,723,430   4,314,232    169,653   (778,226)

Exercise of stock options            15,582      1,558       92,895       --          --         --
Income tax benefit from
 stock option transactions            --          --         14,000       --          --         --
Issuance of common stock
 in connection with
 businesses acquired                  2,334        233       24,767       --          --         --
Net income                            --          --           --     4,421,065       --         --
                                  --------------------------------------------------------------------

Balances, June 30, 1995           7,259,205   $725,920  $37,855,092  $8,735,297    169,653  $(778,226)
                                  --------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TRC Companies, Inc. and Subsidiaries

1.   ACCOUNTING POLICIES

     A. The consolidated financial statements include the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions.

     B. Property and equipment are stated on the basis of cost, including costs which bring the equipment into operation. Major improvements and betterments to existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred.

          The Company provides for depreciation of property and equipment on the straight-line method using estimated useful lives of 3 to 10 years. Accelerated methods are used for income tax purposes.

     C. Leasehold improvements are amortized over the lives of the various leases or the useful lives of the improvements, whichever is shorter.

     D. Revenue on engineering and consulting contracts is recognized as the services are performed and the related costs are incurred. Revenue is recognized from sales of instruments when the product is shipped.

          The Company makes revisions in its cost estimates as required during the course of performing contracts; the impact of such revisions is reflected in the accounting periods in which the relevant facts become known.

     E. The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

     F. Earnings per common share are based upon the weighted average number of common shares outstanding, and when dilutive, outstanding warrants and stock options are included as common share equivalents using the treasury stock method. Contingently issuable shares related to the acquisition of Environmental Solutions, Inc. are not dilutive for purposes of computing fully diluted earnings per share.

     G. Research and development costs are charged to operations as incurred and amounted to approximately $204,000, $338,000 and $241,000 in fiscal 1995, 1994 and 1993, respectively.

     H. Costs in excess of the fair value of net assets of acquired businesses are primarily amortized over 30 years on a straight-line basis. The carrying value of goodwill is assessed annually.

     I. Inventories, other than inventoried costs relating to fixed price contracts, are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.


     The components of inventories at June 30, 1995 and 1994 were as follows:


                                               1995                1994
------------------------------------------------------------------------------
          Materials and supplies           $  896,161          $ 633,064
          Work-in-process                     332,206            377,677
          Finished goods                      702,012            707,389
                                           -----------------------------------
                                           $1,930,379          $1,718,130
                                           -----------------------------------


     J. The Company has 401(k) savings plans covering substantially all employees. The Company's contributions to the plans were approximately $721,000, $634,000 and $527,000 in fiscal 1995, 1994 and 1993, respectively. The Company does not have any employee benefit plans that provide post-retirement or post-employment benefits.

     K. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company considers investments with a maturity of three months or less when purchased to be cash equivalents.


2.   ACCOUNTS RECEIVABLE

     Accounts receivable at June 30, 1995 and 1994 are comprised of the following:


                                                 1995                1994
--------------------------------------------------------------------------------

     Amounts billed                          $25,263,291         $23,743,329
     Unbilled costs                            8,068,797           9,864,823
     Retainage                                   674,777             574,861
                                             -----------------------------------
                                              34,006,865          34,183,013
     Less allowance for doubtful accounts      1,700,000           1,788,000
                                             -----------------------------------
                                             $32,306,865         $32,395,013
                                             -----------------------------------

     Unbilled costs represent revenue which is not currently billable to the
client under the terms of the contract.   Management expects that substantially
all unbilled costs will be billed and collected in the subsequent year. Retainage represents amounts billed but not paid by the client which, pursuant to the contract, are due upon completion and acceptance by the client.

     Net service revenue from contracts with U.S. Government agencies amounted to approximately $11,135,000, $19,062,000 and $23,098,000 in fiscal 1995, 1994 and 1993, respectively.


3.   ACQUISITIONS

     In March 1994, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the business assets, liabilities and obligations of Environmental Solutions, Inc., an environmental engineering and consulting business. The purchase price included cash of $4,848,000 (net of cash acquired), a $14,000,000 three-year 5.75% subordinated note and 459,770 shares of the Company's common stock valued at $5,000,000. The Company may also be required to issue up to an additional 827,586 shares of common stock if certain profit objectives are achieved over the four years ending February 28, 1998. The acquisition, which was effective as of the close of business on February 28, 1994, has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Environmental Solutions, Inc. based on their estimated fair values as of the date of acquisition. The purchase price and expenses associated with the acquisition resulted in costs in excess of the fair value of the net assets acquired of approximately $23,287,000, which is being amortized over 30 years on a straight-line basis.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition occurred at the beginning of the years presented after giving effect to certain adjustments, including amortization of costs in excess of the net assets acquired, increased interest expense on acquisition debt, income tax effects and the increase in common shares outstanding.


                                          1994                1993
                                      ---------------------------------
Net revenue                           $75,042,000         $70,178,000
                                      ---------------------------------
Net income (loss)                       2,793,000          (2,291,000)
                                      ---------------------------------
Earnings (loss) per share                    $.39               $(.33)
                                      ---------------------------------

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at the beginning of the periods presented or of future results of operations.

4.   COSTS RELATED TO DISPOSED BUSINESS

     In August 1993, the Company entered into an agreement with the U.S. Department of Justice to resolve all pending claims arising from the activities of metaTRACE, Inc., its former analytical laboratory subsidiary. In connection with the settlement, the Company agreed to refund $2,425,000 to the government as the value of the laboratory services provided by metaTRACE but not used by the government. In return, the government released the Company from claims related to metaTRACE and terminated its investigation. The settlement amount was paid to the government in three equal installments over a one-year period. In fiscal 1993, the Company recognized charges related to the disposed laboratory business totaling $4,148,596 ($.47 per share), which included the amount payable to the government, defense and other costs of the settlement and the write-off of its remaining accounts receivables.


5.   LONG-TERM DEBT

     Long-term debt at June 30, 1995 and 1994 is comprised of the following:


                                                         1995                1994
     ---------------------------------------------------------------------------------
     Note payable - revolving credit agreement       $ 5,200,000          $ 8,080,000
     5.75% subordinated note                          12,000,000           14,000,000
                                                     ---------------------------------
                                                      17,200,000           22,080,000
     Less current portion                              5,000,000            2,000,000
                                                     ---------------------------------
                                                     $12,200,000          $20,080,000
                                                     ---------------------------------

     The Company has a revolving credit agreement with a commercial bank which provides an unsecured line of credit of up to $35,000,000 through December 31, 2001, with interest at the lower of the bank's base rate or the Eurodollar rate plus 1%. The Company pays a commitment fee of 1/4% on the unused portion of the line. The agreement provides that, at the option of the Company, the principal outstanding on December 31, 1997 may be converted into a four-year term loan payable in sixteen equal quarterly installments. The agreement requires the Company to meet certain financial ratios and levels of tangible net worth. The Company was in compliance with these covenants at June 30, 1995. At June 30, 1995, borrowings outstanding under this agreement were $5,200,000 at an average interest rate of 7.2%. The amount outstanding has been classified as long-term debt in accordance with the Company's intention and ability to refinance such obligation on a long-term basis. At June 30, 1995, the Company had outstanding standby letters of credit related to contract performance totaling $1,000,000 which reduce available borrowings under the agreement.

     The 5.75% subordinated note was issued in March 1994 in connection with the Company's acquisition of Environmental Solutions, Inc. The remaining principal on the note is payable in annual installments of $5,000,000 and $7,000,000 in fiscal 1996 and 1997, respectively.

6.   FEDERAL AND STATE INCOME TAXES

     The federal and state income tax provision (benefit) for fiscal 1995, 1994 and 1993 consists of the following:


                                           1995          1994           1993
--------------------------------------------------------------------------------
Current
  Federal                               $1,116,480    $  328,550    $  (837,807)
  State                                    410,520       180,332       (195,493)
Deferred
  Federal                                  987,000       801,000        (55,000)
  State                                    139,000       (69,000)         5,000
                                        ----------------------------------------
                                        $2,653,000    $1,240,882    $(1,083,300)
                                        ----------------------------------------

     Deferred income taxes represent the tax effect of transactions which are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards which give rise to a significant portion of deferred income tax benefits (liabilities) are as follows:


                                                                1995          1994          1993
----------------------------------------------------------------------------------------------------
Deferred income tax benefits:
  Doubtful accounts and other accruals                      $   619,875   $   901,620   $   724,060
  Costs related to disposed business                             14,250       331,500     1,073,720
  Adjustment of inventories and contracts to tax basis          171,750       203,320       288,000
  Other, net                                                    358,827       (38,738)      377,922
                                                            ----------------------------------------
                                                            $ 1,164,702   $ 1,397,702   $ 2,463,702
                                                            ----------------------------------------
Deferred income tax liabilities:
  Depreciation and amortization                             $(1,265,250)  $(1,040,400)  $(1,191,280)
  Accrued lease obligations                                     122,625       175,100       221,240
  Other, net                                                   (670,985)     (161,310)     (940,570)
                                                            ----------------------------------------
                                                            $(1,813,610)  $(1,026,610)  $(1,910,610)
                                                            ----------------------------------------

A reconciliation of the federal statutory and the effective income tax rates follows:


                                                 1995        1994        1993
--------------------------------------------------------------------------------
Statutory rate                                   34.0%       34.0%       (34.0)%
Other current provision                            --          --         11.1
State taxes, net of federal tax benefit           5.2         3.3         (1.8)
Other, net                                       (1.7)       (0.6)        (2.5)
                                                 -------------------------------
Effective income tax rate                        37.5%       36.7%       (27.2)%
                                                 -------------------------------

7.   LEASE COMMITMENTS

     The Company has commitments at June 30, 1995 under noncancelable operating leases primarily for office and warehouse space and for computer and office equipment. Rental payments charged to operations in fiscal 1995, 1994 and 1993 were approximately $4,517,000, $4,157,000 and $3,886,000, respectively. Certain leases for office and warehouse space require payments for expenses under escalation clauses. The obligations under capital leases relate to certain equipment included in property and equipment.

Minimum future lease obligations payable in future fiscal years are as follows:


                                           Capital              Operating
Year Ending June 30,                       Leases                Leases
---------------------------------------------------------------------------
1996                                       $75,954             $ 4,680,000
1997                                        16,359               4,382,000
1998                                           ---               3,926,000
1999                                           ---               2,663,000
2000                                           ---               2,064,000
2001 and thereafter                            ---               1,708,000
                                           --------------------------------
Total minimum lease payments                92,313             $19,423,000
                                                               ------------
  Less amount representing interest         11,866
                                           -------
Capitalized lease obligations               80,447
  Less current portion                      64,649
                                           -------
                                           $15,798
                                           -------


8.   CAPITAL STOCK

     The authorized capital of the Company consists of 30,000,000 shares of common stock, $.10 par value, and 500,000 shares of preferred stock, $.10 par value.

     In connection with the issuance of 9.95% convertible subordinated promissory notes in 1986, the Company issued warrants to purchase 78,750 shares of the Company's common stock at $4.97 per share. The warrants are exercisable on or before June 30, 1997. The convertible notes were repaid or converted into shares of the Company's common stock before the end of fiscal 1994.


9.   STOCK OPTIONS

     The Company's non-qualified stock option plan for employees, as amended, authorizes the granting of options to purchase 1,743,500 common shares at no less than the fair market value of the stock on the date such options are granted. The exercisable option period is fixed by the Compensation Committee of the Board of Directors at the time of grant, but does not exceed five years and generally begins one year after the date of grant. No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to the capital accounts. The Company receives a tax benefit upon exercise of these options in an amount equal to the difference between the option price and the fair market value of the common stock. Tax benefits related to stock options are credited to additional paid-in capital when realized for financial reporting purposes.


For the years ended June 30,                          1995           1994           1993
--------------------------------------------------------------------------------------------
     Outstanding options, beginning of year           693,424        545,717        458,384
     Granted                                          129,600        218,500        165,500
     Exercised                                        (15,582)       (40,238)       (73,543)
     Canceled                                         (35,131)       (30,555)        (4,624)
                                                 -------------------------------------------
     Outstanding options, end of year                 772,311        693,424        545,717
                                                 -------------------------------------------
     Average price of options exercised
      during the year                                  $6.06          $6.25          $5.01
     At end of year:
       Exercise prices of outstanding options    $5.75-$13.75   $5.75-$13.75   $4.50-$13.75
       Average exercise price per share                 $9.36          $9.20          $9.45
       Options exercisable at end of year             459,409        342,703        271,092
       Options available for future grants            309,182        103,652         41,597
                                                 -------------------------------------------

     In connection with the acquisition of Environmental Solutions, Inc. in fiscal 1994, the Company issued warrants to the employees to purchase 100,000 shares of common stock at $11 per share, under the same terms and conditions as the employee stock option plan.

     The Company also has an Outside Directors Stock Option Plan that provides for the granting of options to directors of the Company who are not employees. The plan currently authorizes the granting of options to purchase 50,000 shares of the Company's common stock in accordance with a formula based upon Company performance. During fiscal 1995, the Company granted options to purchase 6,000 shares exercisable during the next three years at an option price of $10 per share.


10.  CONTINGENCIES

     The Company's contracts with the U.S. Government are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1991. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a significant impact on the Company's financial condition or results of operations.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of TRC Companies, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of TRC Companies, Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Hartford, Connecticut                           Price Waterhouse LLP
July 24, 1995

INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP
One Financial Plaza
Hartford, Connecticut 06103


ANNUAL MEETING

     The 1995 annual meeting of shareholders will be held on Friday, October 27, 1995 at 10:00 a.m., at the Company's executive offices.


FORM 10-K

     A copy of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, Washington, D.C., is available without charge by writing to:

     TRC Companies, Inc.
     5 Waterside Crossing
     Windsor, CT 06095
     Attn:  Investor Relations


STOCK EXCHANGE, DIVIDEND AND MARKET INFORMATION

     The Company's common stock is traded on the New York Stock Exchange under the symbol "TRR". On August 25, 1995, the last reported sale price of the common stock on the exchange was $8.375 per share.

     To date the Company has not paid any cash dividends. The payment of dividends in the future will be subject to the financial condition, capital requirements and earnings of the Company. However, future earnings are expected to be used for expansion of the Company's operations, and cash dividends are not likely for the foreseeable future.