Form 10-Q
period 1995-09-30
TRC COMPANIES INC /DE/
filed 1995-11-03
CIK 103096

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995


                                      OR



[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to ________________


                         COMMISSION FILE NUMBER 1-5170

                              TRC COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                06-0853807
 -----------------------------------   ----------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

        5 Waterside Crossing
        Windsor, Connecticut                                06095
---------------------------------           -----------------------------------
      (Address of principal                              (Zip Code)
       executive offices)

      Registrant's telephone number, including area code:  (860) 289-8631

                      ___________________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     YES     [x]          NO  [_]

On September 30, 1995 there were 7,090,552 shares of the registrant's common stock, $.10 par value, outstanding.

--------------------------------------------------------------------------------
================================================================================

                              TRC COMPANIES, INC.

                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1995

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Statements of Operations for the three months ended
               September 30, 1995 and 1994.........................................................   3

            Balance Sheets at September 30, 1995 and June 30, 1995.................................   4

            Statements of Cash Flows for the three months ended
               September 30, 1995 and 1994.........................................................   5

            Notes to Financial Statements..........................................................   6

   Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition.............................................................   7


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................................  11

   Item 6.  Exhibits and Reports on Form 8-K.......................................................  11


SIGNATURE..........................................................................................  12

                        PART I:  FINANCIAL INFORMATION

                              TRC COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                           1995               1994
                                                      -------------      ---------------
GROSS REVENUE                                        $ 20,018,912       $   23,093,240
  Less subcontractor costs and direct charges           3,771,900            4,728,889
                                                      -------------      ---------------
NET SERVICE REVENUE                                    16,247,012           18,364,351
                                                      -------------      ---------------

OPERATING COSTS AND EXPENSES:
  Salaries and other direct costs of services          16,054,550           14,556,503
  General and administrative expenses                     934,259              953,824
  Depreciation and amortization                           711,447              724,040
                                                      -------------      ---------------
                                                       17,700,256           16,234,367
                                                      -------------      ---------------
INCOME (LOSS) FROM OPERATIONS                          (1,453,244)           2,129,984

Interest expense                                          254,405              394,085
Other income, net                                             ---               (4,037)
                                                      -------------      ---------------
INCOME (LOSS) BEFORE TAXES                             (1,707,649)           1,739,936

Federal and state income tax provision (benefit)         (649,000)             679,000
                                                      -------------      ---------------
NET INCOME (LOSS)                                    $ (1,058,649)      $    1,060,936
                                                      -------------      ---------------
EARNINGS (LOSS) PER SHARE                            $       (.15)      $          .15
                                                      -------------      ---------------
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                  7,089,802            7,241,092
                                                      -------------      ---------------

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                              September 30,       June 30,
                                                                                  1995              1995
                                                                             ---------------   -------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $     1,478,711   $  2,180,764
  Accounts receivable, less allowance for doubtful accounts                       29,494,515     32,306,865
  Inventories                                                                      1,830,903      1,930,379
  Deferred income tax benefits                                                     1,887,512      1,164,702
  Prepaid expenses and other current assets                                          955,760        398,187
                                                                              ---------------   ------------
                                                                                  35,647,401     37,980,897
                                                                              ---------------   ------------

PROPERTY AND EQUIPMENT, AT COST                                                   19,562,198     19,440,171
  Less accumulated depreciation and amortization                                  12,505,665     12,093,880
                                                                              ---------------   ------------
                                                                                   7,056,533      7,346,291
                                                                              ---------------   ------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, NET OF
  ACCUMULATED AMORTIZATION                                                        27,520,059     27,752,208
                                                                              ---------------   ------------
OTHER ASSETS                                                                         696,454        735,232
                                                                              ---------------   ------------
                                                                                  70,920,447     73,814,628
                                                                              ---------------   ------------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                                5,000,000      5,000,000
  Accounts payable                                                                 2,541,961      2,989,020
  Accrued compensation and benefits                                                2,900,375      2,930,930
  Income taxes payable                                                               414,726        591,145
  Current maturities of capitalized lease obligations                                 62,852         64,649
  Other accrued liabilities                                                        2,042,981      1,436,902
                                                                              ---------------   ------------
                                                                                  12,962,895     13,012,646
                                                                              ---------------   ------------
NONCURRENT LIABILITIES:
  Long-term debt                                                                  10,350,000     12,200,000
  Capitalized lease obligations, less current maturities                                 ---         15,798
  Accrued lease obligations                                                          199,823        234,491
  Deferred income taxes                                                            1,922,420      1,813,610
                                                                              ---------------   ------------
                                                                                  12,472,243     14,263,899
                                                                              ---------------   ------------
SHAREHOLDERS' EQUITY:
  Capital stock:
   Preferred, $.10 par value; 500,000 shares authorized, none issued
   Common, $.10 par  value; 30,000,000 shares authorized, 7,260,209 shares issued at September 30, 1995 and 7,259,209 shares issued
    at June 30, 1995                                                                 726,020        725,920
  Additional paid-in capital                                                      37,860,867     37,855,092
  Retained earnings                                                                7,676,648      8,735,297
                                                                              ---------------   ------------
                                                                                  46,263,535     47,316,309
  Less treasury stock, at cost                                                       778,226        778,226
                                                                              ---------------   ------------
                                                                                  45,485,309     46,538,083
                                                                              ---------------   ------------
                                                                             $    70,920,447   $ 73,814,628
                                                                              ---------------   ------------

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                       1995            1994
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ (1,058,649)   $  1,060,936
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                      711,447         724,040
    Change in deferred taxes and other non-cash items                 (648,668)        286,601
    Changes in assets and liabilities:
     Accounts receivable                                             2,812,350         214,264
     Inventories                                                        99,476          90,606
     Prepaid expenses and other current assets                        (557,573)       (427,061)
     Accounts payable                                                 (447,059)        527,862
     Accrued compensation and benefits                                 (30,555)       (399,634)
     Income taxes                                                     (176,419)        (28,995)
     Other accrued liabilities                                         606,079      (1,299,322)
                                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,310,429         749,297
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                            (174,394)       (188,351)
  Decrease (increase) in other assets                                   23,632        (133,720)
                                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (150,762)       (322,071)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) on long-term debt                      (1,850,000)        320,000
  Proceeds from exercise of stock options                                5,875          18,729
  Principal repayments under capitalized lease obligations             (17,595)        (27,109)
                                                                   ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (1,861,720)        311,620
                                                                   ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (702,053)        738,846

Cash and cash equivalents, beginning of period                       2,180,764       2,244,144
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  1,478,711    $  2,982,990
                                                                   ------------    ------------

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1995


1. The consolidated balance sheet at September 30, 1995 and the consolidated statements of operations and cash flows for the three months ended September 30, 1995 and 1994 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995.

2. Earnings (loss) per common share are based upon the weighted average number of common shares outstanding and, when dilutive, common stock equivalents using the treasury stock method. Contingently issuable shares related to the acquisition of Environmental Solutions, Inc. are not dilutive for purposes of computing fully diluted earnings per share.

3.  The components of inventories were as follows:

                                                    September 30,         June 30,
                                                         1995               1995
                                                   ---------------     --------------
    Materials and supplies                        $      861,305      $     896,161
    Work-in-process                                      110,034            332,206
    Finished goods                                       859,564            702,012
                                                   ---------------     --------------
                                                  $    1,830,903      $   1,930,379
                                                   ---------------     --------------

4. The results for the three months ended September 30, 1995 reflect an operating charge of approximately $2,112,000 after tax or $.30 per share related to staff reductions, excess lease costs and additional allowances for government receivables. These charges were necessary to align resources with current business conditions, resulting from a decrease in services to the federal government, and the adverse effect of regulatory uncertainty and reduction in government spending on commercial hazardous waste engineering and consulting services.

                              TRC COMPANIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                Three Months Ended September 30, 1995 and 1994

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:

                                                                Three Months Ended
                                                                   September 30,
                                                               1995            1994
                                                            ----------      ----------
NET SERVICE REVENUE                                             100.0  %        100.0  %
                                                            ----------      ----------
OPERATING COSTS AND EXPENSES:
  Salaries and other direct costs of services                    98.8   /1/      79.3
  General and administrative expenses                             5.7             5.2
  Depreciation and amortization                                   4.4             3.9
                                                            ----------      ----------
INCOME (LOSS) FROM OPERATIONS                                    (8.9)  /1/      11.6
Interest expense                                                  1.6             2.1
Other income, net                                                  --              --
                                                            ----------      ----------
INCOME (LOSS) BEFORE TAXES                                      (10.5)            9.5
Federal and state income tax provision (benefit)                 (4.0)            3.7
                                                            ----------      ----------
NET INCOME (LOSS)                                                (6.5) %          5.8  %
                                                            ==========      ==========

/1/ 79.1% and 11.4%, respectively, before $3,300,000 operating charge


The Company reported a net loss of $1,058,649 or $.15 per share for the three months ended September 30, 1995, as compared to net income of $1,060,936 in the same period last year. The loss was the direct result of recording an operating charge of $3,300,000 (approximately $2,112,000 after tax or $.30 per share) related to reductions in staff and related expenses, excess lease costs of underutilized offices and increased allowances primarily for government receivables. These charges were necessary to align resources with current business conditions while maintaining the Company's strong position as a provider of air pollution control, pollution prevention and solid and hazardous waste engineering and consulting services. In addition, results for the three month period were affected by a continued reduction in services to the federal government, and the adverse effect on commercial hazardous waste engineering and consulting services resulting from regulatory uncertainty and reduction in federal government spending.

Net service revenue decreased by 11.5% during the three months ended September 30, 1995 to $16.2 million, from $18.4 million in the same period last year. This decrease was primarily due to the reduction in services to the federal government and the weak commercial hazardous waste engineering market resulting from regulatory uncertainty and the reduction in federal government spending.

Salaries and other direct costs of services increased by 10.3% during the three months ended September 30, 1995, as compared to the same period last year. This increase was primarily due to the $3,300,000 charge recorded during the three months ended September 30, 1995 related to staff reductions, excess lease costs and increased allowances for receivables. Excluding the charge, these costs decreased as a percentage of net service revenue to 79.1%, from 79.3% last year. The cost reduction resulted from lower employment costs necessary to support the current level of net service revenue.

General and administrative expenses decreased by 2% during the three months ended September 30, 1995, as compared to the same period last year, primarily due to continued cost reduction efforts.

Depreciation and amortization expense decreased by 2% during the three months ended September 30, 1995, as compared to the prior year. This decrease is due to the comparative reduction in capital expenditures during fiscal 1995, and during the first three months of the current fiscal year.

For the three months ended September 30, 1995, the Company reported a loss from operations of $1,453,244, as compared to income from operations of $2,129,984 in the same period last year. The loss was the direct result of the operating charge recorded during the period and the impact of the reduction in net service revenue.

Interest expense decreased to $254,405 during the three months ended September 30, 1995, from $394,085 last year. This decrease resulted from lower levels of long-term debt outstanding at lower rates of interest.

The provision for federal and state incomes reflects a benefit at the rate of 38% for the three months ended September 30, 1995. The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $22.7 million at September 30, 1995, from $25 million at June 30, 1995, primarily due to the net loss for the three months ended September 30, 1995 and to the repayment of long-term debt. Although the Company incurred a net loss for the three months ended September 30, 1995, positive cash flow was provided by operations which resulted in the Company repaying $1,850,000 of its long-term debt.

The Company has available a $35 million, unsecured revolving credit agreement with a group of commercial banks which expires December 31, 2001. At September 30, 1995, outstanding borrowings under this agreement were $3.4 million. The amount outstanding has been classified as long-term debt in accordance with the Company's intention and ability to refinance the obligation on a long-term basis. In addition, the Company had standby letters of credit outstanding totalling $1.0 million which reduce available borrowings under the agreement. In connection with the acquisition of Environmental Solutions, Inc. in March 1994, the Company issued a $14 million three-year 5.75% subordinated note, of which $12 million remained outstanding at September 30, 1995.

The Company expects to make capital expenditures of approximately $1.0 million during the remainder of fiscal 1996. The Company believes that cash generated from operations, the cash on hand at September 30, 1995 and available borrowings under the revolving credit agreement will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1996.

                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, for a description of existing litigation against the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -
              27 - Financial Data Schedule (for SEC purposes only)

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRC COMPANIES, INC.



October 31, 1995                       by:       /s/ Peter J. Russo
                                          ----------------------------------
                                                     Peter J. Russo
                                                Senior Vice President and
                                                 Chief Financial Officer