Form 10-Q
period 1995-12-31
TRC COMPANIES INC /DE/
filed 1996-02-07
CIK 103096

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1995



                                      OR



[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to ________________


                         COMMISSION FILE NUMBER 1-5170


                              TRC COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

                           Delaware                                                       06-0853807
--------------------------------------------------------------          ----------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


                     5 Waterside Crossing
                     Windsor, Connecticut                                                    06095
--------------------------------------------------------------          ----------------------------------------------
           (Address of principal executive offices)                                        (Zip Code)

      Registrant's telephone number, including area code:  (860) 289-8631

                      ___________________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   YES  [X]     NO  [_]

On December 31, 1995 there were 7,096,102 shares of the registrant's common stock, $.10 par value, outstanding.

================================================================================

                              TRC COMPANIES, INC.

                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                        QUARTER ENDED DECEMBER 31, 1995

PART I - FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Statements of Operations for the three and six months ended
                December 31, 1995 and 1994................................... 3

            Balance Sheets at December 31, 1995 and June 30, 1995............ 4

            Statements of Cash Flows for the six months ended
                December 31, 1995 and 1994................................... 5

            Notes to Financial Statements.................................... 6

   Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition...................................... 7



PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings................................................10

   Item 6.  Exhibits and Reports on Form 8-K.................................10



SIGNATURE....................................................................11

                        PART I:  FINANCIAL INFORMATION

                              TRC COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended                 Six Months Ended
                                                       December 31,                      December 31,
                                                 1995             1994             1995             1994
                                            --------------   --------------   --------------   --------------
GROSS REVENUE                              $   19,960,381   $   25,202,517   $   39,979,293   $   48,295,757
  Less subcontractor costs and
    direct charges                              4,579,986        7,152,549        8,351,886       11,881,438
                                            --------------   --------------   --------------   --------------
NET SERVICE REVENUE                            15,380,395       18,049,968       31,627,407       36,414,319
                                            --------------   --------------   --------------   --------------


OPERATING COSTS AND EXPENSES:
  Salaries and other direct costs
    of services                                12,631,791       14,066,235       28,686,341       28,622,738
  General and administrative expenses             929,876          987,593        1,864,135        1,941,417
  Depreciation and amortization                   717,026          747,303        1,428,473        1,471,343
                                            --------------   --------------   --------------   --------------
                                               14,278,693       15,801,131       31,978,949       32,035,498
                                            --------------   --------------   --------------   --------------

INCOME (LOSS) FROM OPERATIONS                   1,101,702        2,248,837         (351,542)       4,378,821

Interest expense                                  232,632          371,131          487,037          765,216
Other income, net                                     ---           (6,755)             ---          (10,792)
                                            --------------   --------------   --------------   --------------
INCOME (LOSS) BEFORE TAXES                        869,070        1,884,461         (838,579)       3,624,397

Federal and state income tax
  provision (benefit)                             330,000          735,000         (319,000)       1,414,000
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                          $      539,070   $    1,149,461   $     (519,579)  $    2,210,397
                                            --------------   --------------   --------------   --------------

EARNINGS (LOSS) PER SHARE                  $          .08   $          .16   $         (.07)  $          .31
                                            --------------   --------------   --------------   --------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING          7,136,524        7,224,524        7,113,163        7,232,808
                                            --------------   --------------   --------------   --------------


    The accompanying notes are an integral part of the financial statement.

                              TRC COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                             December 31,      June 30,
                                    ASSETS                                       1995            1995
                                                                            --------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $    1,170,407   $   2,180,764
  Accounts receivable, less allowance for doubtful accounts                    30,399,432      32,306,865
  Inventories                                                                   1,753,813       1,930,379
  Deferred income tax benefits                                                  1,604,252       1,164,702
  Prepaid expenses and other current assets                                       950,441         398,187
                                                                            --------------   -------------
                                                                               35,878,345      37,980,897
                                                                            --------------   -------------

PROPERTY AND EQUIPMENT, AT COST                                                19,456,934      19,440,171
  Less accumulated depreciation and amortization                               12,849,361      12,093,880
                                                                            --------------   -------------
                                                                                6,607,573       7,346,291
                                                                            --------------   -------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, NET OF
  ACCUMULATED AMORTIZATION                                                     27,287,910      27,752,208
                                                                            --------------   -------------
OTHER ASSETS                                                                      657,446         735,232
                                                                            --------------   -------------
                                                                           $   70,431,274   $  73,814,628
                                                                            --------------   -------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                        $    5,000,000   $   5,000,000
  Accounts payable                                                              2,854,446       2,989,020
  Accrued compensation and benefits                                             2,761,659       2,930,930
  Income taxes payable                                                            319,868         591,145
  Current maturities of capitalized lease obligations                              41,339          64,649
  Other accrued liabilities                                                     2,062,442       1,436,902
                                                                            --------------   -------------
                                                                               13,039,754      13,012,646
                                                                            --------------   -------------
NONCURRENT LIABILITIES:
  Long-term debt                                                                9,200,000      12,200,000
  Accrued lease obligations                                                       165,375         234,491
  Deferred income taxes                                                         1,969,160       1,813,610
  Capitalized lease obligations, less current maturities                              ---          15,798
                                                                            --------------   -------------
                                                                               11,334,535      14,263,899
                                                                            --------------   -------------
SHAREHOLDERS' EQUITY:
  Capital stock:
  Preferred, $.10 par value; 500,000 shares authorized, none issued
  Common, $.10 par value; 30,000,000 shares authorized, 7,265,755 shares issued at December 31, 1995 and 7,259,209 shares issued
    at June 30, 1995                                                              726,575         725,920
  Additional paid-in capital                                                   37,892,918      37,855,092
  Retained earnings                                                             8,215,718       8,735,297
                                                                            --------------   -------------
                                                                               46,835,211      47,316,309
  Less treasury stock, at cost                                                    778,226         778,226
                                                                            --------------   -------------
                                                                               46,056,985      46,538,083
                                                                            --------------   -------------
                                                                           $   70,431,274   $  73,814,628
                                                                            ==============   =============

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six Months Ended
                                                                             December 31,
                                                                         1995             1994
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $    (519,579)   $   2,210,397
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                      1,428,473        1,471,343
    Change in deferred taxes and other non-cash items                   (353,113)         528,156
    Changes in assets and liabilities:
     Accounts receivable                                               1,907,433          235,706
     Inventories                                                         176,566         (137,626)
     Prepaid expenses and other current assets                          (552,254)         (49,310)
     Accounts payable                                                   (134,574)       1,393,936
     Accrued compensation and benefits                                  (169,271)        (330,441)
     Income taxes payable                                               (271,277)        (367,410)
     Other accrued liabilities                                           625,540       (1,321,166)
                                                                    -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,137,944        3,633,585
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                              (193,369)        (338,894)
  Decrease (increase) in other assets                                     45,695         (182,199)
                                                                    -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                   (147,674)        (521,093)
                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on long-term debt                                    (3,000,000)      (1,680,000)
  Principal repayments under capitalized lease obligations               (39,108)         (69,249)
  Proceeds from exercise of stock options                                 38,481           24,955
                                                                    -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES                                 (3,000,627)      (1,724,294)
                                                                    -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,010,357)       1,388,198

Cash and cash equivalents, beginning of period                         2,180,764        2,244,144
                                                                    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   1,170,407    $   3,632,342
                                                                    -------------    -------------

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995


1. The consolidated balance sheet at December 31, 1995, the consolidated statements of operations for the three and six months ended December 31, 1995 and 1994 and the consolidated statements of cash flows for the six months ended December 31, 1995 and 1994 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995.

2. Earnings (loss) per common share are based upon the weighted average number of common shares outstanding and, when dilutive, common stock equivalents using the treasury stock method. Contingently issuable shares related to the acquisition of Environmental Solutions, Inc. are not dilutive for purposes of computing fully diluted earnings per share.

3.   The components of inventories were as follows:

                                                   December 31,     June 30,
                                                       1995           1995
                                                   ------------   ------------
     Materials and supplies                       $    892,911   $    896,161
     Work-in-process                                   159,070        332,206
     Finished goods                                    701,832        702,012
                                                   ------------   ------------
                                                  $  1,753,813   $  1,930,379
                                                   ============   ============

4. The results for the six months ended December 31, 1995 reflect an operating charge recorded in the three months ended September 30, 1995 of approximately $2,112,000 after tax or $.30 per share, related to staff reductions, excess lease costs and allowances for government receivables. These charges were necessary to align resources with current business conditions, resulting from a decrease in services to the federal government, and the adverse effect of regulatory uncertainty and reduction in government spending on commercial hazardous waste engineering and consulting services.

                              TRC COMPANIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             Three and Six Months Ended December 31, 1995 and 1994

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:

                                                     Three Months Ended      Six Months Ended
                                                         December 31,           December 31,
                                                       1995       1994        1995       1994
                                                    --------------------   --------------------
NET SERVICE REVENUE                                    100.0%    100.0%       100.0%    100.0%
                                                    --------------------   --------------------
OPERATING COSTS AND EXPENSES:
  Salaries and other direct costs of services           82.1      77.9         90.7 /1/  78.6
  General and administrative expenses                    6.0       5.5          5.9       5.3
  Depreciation and amortization                          4.7       4.1          4.5       4.1
                                                    --------------------   --------------------
INCOME (LOSS) FROM OPERATIONS                            7.2      12.5         (1.1)/2/  12.0
Interest expense                                         1.5       2.1          1.5       2.1
Other income, net                                         --        --           --      (0.1)
                                                    --------------------   --------------------
INCOME (LOSS) BEFORE TAXES                               5.7      10.4         (2.6)     10.0
Federal and state income tax provision (benefit)         2.2       4.0         (1.0)      3.9
                                                    --------------------   --------------------
NET INCOME (LOSS)                                        3.5%      6.4%        (1.6)%     6.1%
                                                    ====================   ====================

/1/  80.3% before operating charge.
/2/  9.3% before operating charge.

Net service revenue for the three and six months ended December 31, 1995 decreased by 14.8% and 13.1%, respectively, as compared to the same periods last year. These decreases were primarily due to a continued reduction in services to the federal government, the federal government's shutdown in December and the adverse effect on commercial hazardous waste engineering and consulting services resulting from regulatory uncertainty and anticipated reductions in federal government spending. The Company believes that the federal government and commercial hazardous waste markets will continue to be weak in the third quarter.

Salaries and other direct costs of services decreased by 10.2% during the three months ended December 31, 1995, as compared to the same period last year. This decrease was the direct result of the cost reduction efforts taken in the previous quarter to align resources with current business conditions. For the six months ended December 31, 1995, these costs increased by .2% due to the first quarter operating charge of $3,300,000 related to staff reductions, excess lease costs and increased allowances for receivables.

General and administrative expenses decreased by 5.8% and 4.0%, respectively, during the three and six months ended December 31, 1995, as compared to the same periods last year, primarily due to continued cost reduction efforts.

Depreciation and amortization expense decreased by 4.1% and 2.9%, respectively, during the three and six months ended December 31, 1995, as compared to the same periods last year. These decreases are due to the comparative reduction in expenditures for equipment in fiscal 1995 and during the first six months of the current fiscal year combined with other equipment which became fully depreciated.

For the three months ended December 31, 1995, the Company reported income from operations of $1,101,702, down from $2,248,837 in the same period last year. The decrease was primarily due to the reduction in net service revenue, partially offset by a decrease in operating expenses. For the six months ended December 31, 1995, the Company reported a loss from operations of $351,542, compared to income from operations of $4,378,821 in the same period last year. The loss was the direct result of the operating charge recorded in the first quarter and the reduction in net service revenue.

Interest expense decreased by 37.3% and 36.4%, respectively, during the three and six months ended December 31, 1995, as compared to the same periods last year. These decreases resulted from lower levels of long-term debt outstanding at lower rates of interest.

The provision (benefit) for federal and state income taxes for the three and six months ended December 31, 1995, are recorded at an effective rate of 38%. The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $22.8 million at December 31, 1995, from $25 million at June 30, 1995, primarily due to the repayment of long-term debt. Although the Company incurred a net loss for the six months ended December 31, 1995, positive cash flow provided by operations and cash on hand resulted in the Company repaying $3,000,000 of its long-term debt.

The Company has available a $35 million, unsecured revolving credit agreement with a group of commercial banks which expires December 31, 2001. At December 31, 1995, outstanding borrowings under this agreement were $2.2 million. The amount outstanding has been classified as long-term debt in accordance with the Company's intention and ability to refinance the obligation on a long-term basis. In addition, the Company had standby letters of credit outstanding totaling $1.0 million which reduce available borrowings under the agreement.

The Company expects to make capital expenditures of approximately $500,000 during the remainder of fiscal 1996. The Company believes that cash generated from operations, the cash on hand at December 31, 1995 and available borrowings under the revolving credit agreement will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1996.

                          PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. The Company does not believe that there currently exists any litigation that will have a material adverse effect on the Company.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits -

             27 - Financial Data Schedule (for SEC purposes only)

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRC COMPANIES, INC.



February 6, 1996                        by:         /s/Peter J. Russo
                                            ----------------------------------

                                                       Peter J. Russo
                                                 Senior Vice President and
                                                  Chief Financial Officer