Form 10-Q
period 1996-03-31
TRC COMPANIES INC /DE/
filed 1996-05-08
CIK 103096

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the quarterly period ended March 31, 1996


                                       OR


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

      For the transition period from ________________ to ________________


                         COMMISSION FILE NUMBER 1-5170

                              TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      06-0853807
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



      5 Waterside Crossing
      Windsor, Connecticut                                 06095
- -------------------------------             ------------------------------------
(Address of principal executive                          (Zip Code)
            offices)

      Registrant's telephone number, including area code:  (860) 289-8631

                      ___________________________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     YES   [X]          NO   [_]

On March 31, 1996 there were 7,021,802 shares of the registrant's common stock, $.10 par value, outstanding.
===============================================================================

                              TRC COMPANIES, INC.
                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996

PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Statements of Operations for the three and nine months ended
             March 31, 1996 and 1995..................................    3

          Balance Sheets at March 31, 1996 and June 30, 1995..........    4

          Statements of Cash Flows for the nine months ended
             March 31, 1996 and 1995..................................    5

          Notes to Financial Statements...............................    6

  Item 2. Management's Discussion and Analysis of Results of Operations
             and Financial Condition..................................    7


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings...........................................   11

  Item 6. Exhibits and Reports on Form 8-K............................   11


SIGNATURE.............................................................   12

                         PART I:  FINANCIAL INFORMATION

                              TRC COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                          March 31,                          March 31,
                                                   1996              1995             1996              1995
                                               -----------       -----------       -----------       -----------
GROSS REVENUE                                 $19,422,036       $22,380,777       $59,401,329       $70,676,534
     Less subcontractor costs and
        direct charges                          4,613,083         4,779,532        12,964,969        16,660,970
                                              -----------       -----------       -----------       -----------
NET SERVICE REVENUE                            14,808,953        17,601,245        46,436,360        54,015,564
                                              -----------       -----------       -----------       -----------


OPERATING COSTS AND EXPENSES:
     Salaries and other direct costs
        of services                            13,592,606        13,846,317        42,278,947        42,465,978
     General and administrative expenses        1,020,665           992,752         2,884,800         2,934,169
     Depreciation and amortization                724,678           760,988         2,153,151         2,232,331
                                              -----------       -----------       -----------       -----------
                                               15,337,949        15,600,057        47,316,898        47,632,478
                                              -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                    (528,996)        2,001,188          (880,538)        6,383,086

Interest expense                                  212,072           331,376           699,109         1,096,592
Other income, net                                      --            (6,833)               --           (14,548)
                                              -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE TAXES                       (741,068)        1,676,645        (1,579,647)        5,301,042

Federal and state income tax
     provision (benefit)                         (286,000)          600,000          (605,000)        2,014,000
                                              -----------       -----------       -----------       -----------
NET INCOME (LOSS)                             $  (455,068)      $ 1,076,645       $  (974,647)      $ 3,287,042
                                              -----------       -----------       -----------       -----------

EARNINGS (LOSS) PER SHARE                     $      (.06)      $       .15       $      (.14)      $       .46
                                              -----------       -----------       -----------       -----------

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING       7,063,952         7,196,012         7,096,759         7,220,543
                                              -----------       -----------       -----------       -----------

    The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               March 31,        June 30,
                                                 1996             1995
                                              -----------      -----------
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                $   761,139      $ 2,180,764
     Accounts receivable, less                 29,193,151       32,306,865
      allowance for doubtful accounts
     Inventories                                1,056,857        1,930,379
     Deferred income tax benefits               1,694,702        1,164,702
     Prepaid expenses and other current
      assets                                      706,774          398,187
                                              -----------      -----------
                                               33,412,623       37,980,897
                                              -----------      -----------

PROPERTY AND EQUIPMENT, AT COST                19,571,982       19,440,171
     Less accumulated depreciation and
      amortization                             13,324,944       12,093,880
                                              -----------      -----------
                                                6,247,038        7,346,291
                                              -----------      -----------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED
     BUSINESSES, NET OF ACCUMULATED
       AMORTIZATION                            27,055,763       27,752,208
                                              -----------      -----------
OTHER ASSETS                                      615,100          735,232
                                              -----------      -----------
                                              $67,330,524      $73,814,628
                                              -----------      -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt        $ 7,000,000      $ 5,000,000
     Accounts payable                           2,401,779        2,989,020
     Accrued compensation and benefits          2,245,436        2,930,930
     Income taxes payable                          62,275          591,145
     Current maturities of capitalized
       lease obligations                              960           64,649
     Other accrued liabilities                  1,972,621        1,436,902
                                              -----------      -----------
                                               13,683,071       13,012,646
                                              -----------      -----------
NONCURRENT LIABILITIES:
     Long-term debt                             6,500,000       12,200,000
     Accrued lease obligations                    130,928          234,491
     Deferred income taxes                      1,913,610        1,813,610
     Capitalized lease obligations,
      less current maturities                          --           15,798
                                              -----------      -----------
                                                8,544,538       14,263,899
                                              -----------      -----------
SHAREHOLDERS' EQUITY:
     Capital stock:
       Preferred, $.10 par value;
        500,000 shares authorized, none
        issued
       Common, $.10 par  value;
        30,000,000 shares authorized,
        7,265,755 shares issued at March
        31, 1996 and 7,259,209 shares
        issued at June 30, 1995                   726,575          725,920
     Additional paid-in capital                37,892,918       37,855,092
     Retained earnings                          7,760,650        8,735,297
                                              -----------      -----------
                                               46,380,143       47,316,309
     Less treasury stock, at cost               1,277,228          778,226
                                              -----------      -----------
                                               45,102,915       46,538,083
                                              -----------      -----------
                                              $67,330,524      $73,814,628
                                              ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                             March 31,
                                                      1996             1995
                                                   -----------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                              $  (974,647)     $3,287,042
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization                2,153,151       2,232,331
        Change in deferred taxes and
          other non-cash items                        (533,563)        616,875
        Changes in assets and
          liabilities:
            Accounts receivable                      3,113,714        (155,521)
            Inventories                                873,522         (39,459)
            Prepaid expenses and other
              current assets                          (308,587)        152,186
            Accounts payable                          (587,241)         62,274
            Accrued compensation and
              benefits                                (685,494)       (830,085)
            Income taxes payable                      (528,870)        (81,815)
            Accrued costs related to
              disposed business                        (37,492)       (931,480)
            Other accrued liabilities                  573,211        (901,452)
                                                   -----------      ----------
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                       3,057,704       3,410,896
                                                   -----------      ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment,
       net                                            (308,417)       (739,621)
    Decrease (increase) in other assets                 71,096        (155,593)
                                                   -----------      ----------
  NET CASH USED IN INVESTING ACTIVITIES               (237,321)       (895,214)
                                                   -----------      ----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Net repayments on long-term debt             (3,700,000)     (2,730,000)
       Purchase of treasury stock                     (499,002)             --
       Principal repayments under
        capitalized lease obligations                  (79,487)       (107,016)
       Proceeds from exercise of stock
        options                                         38,481          94,459
                                                   -----------      ----------
  NET CASH USED IN FINANCING ACTIVITIES             (4,240,008)     (2,742,557)
                                                   -----------      ----------

  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      (1,419,625)       (226,875)

  Cash and cash equivalents, beginning
    of period                                        2,180,764       2,244,144
                                                   -----------      ----------
  CASH AND CASH EQUIVALENTS, END OF PERIOD         $   761,139      $2,017,269
                                                   -----------      ----------


    The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996


1. The consolidated balance sheet at March 31, 1996, the consolidated statements of operations for the three and nine months ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995.

2. Earnings (loss) per common share are based upon the weighted average number of common shares outstanding and, when dilutive, common stock equivalents using the treasury stock method. Contingently issuable shares related to the acquisition of Environmental Solutions, Inc. are not dilutive for purposes of computing fully diluted earnings per share.

3.   The components of inventories were as follows:

                                March 31,         June 30,
                                  1996              1995
                             ------------       ------------
Materials and supplies       $    703,195       $    896,161
Work-in-process                    96,273            332,206
Finished goods                    257,389            702,012
                             ------------       ------------
                             $  1,056,857       $  1,930,379
                             ------------       ------------

4. The results for the three and nine months ended March 31, 1996 reflect operating charges of $1,100,000 (approximately $700,000 after-tax) and $4,400,000 (approximately $2,800,000 after-tax), respectively, related to staff reductions, selected office closures, excess lease costs and allowances for government receivables and commercial inventories. These charges were necessary to align resources with current business conditions resulting from a decrease in services to the federal government, and the adverse effect of regulatory uncertainty and reduction in government spending on commercial hazardous waste engineering and consulting services.

                              TRC COMPANIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              Three and Nine Months Ended March 31, 1996 and 1995

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:

                                                  Three Months Ended      Nine Months Ended
                                                       March 31,               March 31,
                                                    1996      1995          1996      1995
                                                  -------------------    -------------------
NET SERVICE REVENUE                                 100.0%     100.0%      100.0%     100.0%
                                                  -------------------    -------------------
OPERATING COSTS AND EXPENSES:
     Salaries and other direct costs of
      services                                       91.8/1/    78.7        91.0/2/    78.6
     General and administrative expenses              6.9        5.6         6.2        5.5
     Depreciation and amortization                    4.9        4.3         4.7        4.1
                                                  -------------------    -------------------
INCOME (LOSS) FROM OPERATIONS                        (3.6)/1/   11.4        (1.9)/2/   11.8
Interest expense                                      1.4        1.9         1.5        2.0
                                                  -------------------    -------------------
INCOME (LOSS) BEFORE TAXES                           (5.0)       9.5        (3.4)       9.8
Federal and state income tax provision
 (benefit)                                           (1.9)       3.4        (1.3)       3.7
                                                  -------------------    -------------------
NET INCOME (LOSS)                                    (3.1)%      6.1%       (2.1)%      6.1%
                                                  ===================    ===================

/1/ 84.4% and 3.9%, respectively, before operating charge.
/2/ 81.6% and 7.6%, respectively, before operating charge.

The Company incurred net losses of $455,068 and $974,647, respectively, for the three and nine months ended March 31, 1996, as compared to net income of $1,076,645 and $3,287,042, respectively, in the same periods of the prior year. The losses include charges of $1,100,000 (approximately $700,000 after-tax) and $4,400,000 (approximately $2,800,000 after-tax), respectively, recorded during the three and nine month periods related to reductions in staff, selected office closures, excess lease costs and increased allowances for receivables and inventories. In addition, the results for the periods were effected by a continued reduction in services to the federal government, the federal government's shutdown in December 1995, the prolonged adverse weather conditions in the Northeast and the continuing adverse effect on commercial hazardous waste engineering and consulting services resulting from regulatory uncertainty and anticipated reductions in federal enforcement spending.

Net service revenue decreased for the three and nine months ended March 31, 1996 by 15.9% and 14%, respectively, as compared to the same periods last year. These decreases were primarily due to the reduction in services to the federal government and the weak commercial hazardous waste engineering market resulting from regulatory uncertainty and anticipated reductions in federal enforcement spending.

Salaries and other direct costs of services decreased during the three and nine months ended March 31, 1996, as compared to the same periods last year. Although partially offset by the $1,100,000 and $4,400,000 charges recorded during the three and nine month periods, respectively, these decreases were the direct result of continued cost reduction efforts taken to align resources with current business conditions.

General and administrative expenses increased by 2.8%, during the three months ended March 31, 1996, as compared to the same period last year, primarily due to the increased costs of salaries and benefits and an increase in costs related to acquisitions and international marketing efforts. For the nine months ended March 31, 1996, general and administrative expenses decreased by 1.7%, as compared to the same period last year, primarily due to cost reduction efforts.

Depreciation and amortization expense decreased by 4.8% and 3.5%, respectively, during the three and nine months ended March 31, 1996, as compared to the same periods last year. These decreases were due to the comparative reduction in expenditures for equipment in fiscal 1995 and during the first nine months of the current fiscal year combined with other equipment which became fully depreciated.

For the three and nine months ended March 31, 1996, the Company reported losses from operations of $528,996 and $880,538, respectively, as compared to income from operations of $2,001,188 and $6,383,068, respectively, in the same periods last year. The losses were the direct result of the operating charges recorded in the first and third quarters and to the reduction in net service revenue.

Interest expense decreased by 36% and 36.2%, respectively, during the three and nine months ended March 31, 1996, as compared to the same periods last year. These decreases resulted from lower levels of long-term debt outstanding at lower rates of interest.

The provision (benefit) for federal and state income taxes for the three and nine months ended March 31, 1996, are recorded at an effective rate of approximately 38%. The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $19.7 million at March 31, 1996, from $25 million at June 30, 1995, primarily due to the repayment of long-term debt, the $2 million increase in the current portion of long-term debt, the net loss for the nine months ended March 31, 1996 and the purchase of treasury stock. Although the Company incurred a net loss for the nine months ended March 31, 1996, positive cash flow provided by operations and cash on hand resulted in the Company repaying $3.7 million of its long-term debt.

The Company has available a $35 million, unsecured revolving credit agreement with a group of commercial banks which expires December 31, 2001. At March 31, 1996, outstanding borrowings under this agreement were $6.5 million. The amount outstanding has been classified as long-term debt in accordance with the Company's intention and ability to refinance the obligation on a long-term basis. In addition, the Company had standby letters of credit outstanding totaling $1 million which reduce available borrowings under the agreement.

The Company expects to make capital expenditures of approximately $250,000 during the remainder of fiscal 1996. The Company believes that cash generated from operations, the cash on hand at March 31, 1996 and available borrowings under the revolving credit agreement will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1996.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits -

             27 - Financial Data Schedule (for SEC purposes only)

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRC COMPANIES, INC.



May 7, 1996                             by:     /s/Peter J. Russo
                                            ---------------------------
                                                  Peter J. Russo
                                             Senior Vice President and
                                              Chief Financial Officer