Form 10-K405
period 1996-06-30
TRC COMPANIES INC /DE/
filed 1996-09-26
CIK 103096

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

For the fiscal year ended June 30, 1996          Commission file number 1-5170

                              TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   06-0853807
- -----------------------------------             -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
 or organization)                                No.)



             5 Waterside Crossing
             Windsor, Connecticut                            06095
- --------------------------------------------     -----------------------------
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (860) 289-8631
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
            Title of each class                        on which registered
- ----------------------------------------------     -----------------------------
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

     The aggregate market value of the registrant's voting stock held by non-affiliates on September 6, 1996, was approximately $23,138,000.

     On September 6, 1996, there were 6,860,702 shares of Common Stock of the registrant outstanding.

                      Documents incorporated by reference:

     Portions of the following documents are incorporated by reference into this
Report: (1) registrant's 1996 Annual Report to Shareholders (Part II); and (2) registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 25, 1996 (Part III).

================================================================================

                                     PART I

Item 1.    BUSINESS

TRC Companies, Inc. (the Company) together with its wholly-owned subsidiaries, provides a full range of environmental engineering and consulting services and specialized pollution control measurement instrumentation to industry and government.

Significant recent events in the development of the Company's business include:
(i) the acquisition in March 1994 of the business assets, liabilities and obligations of Environmental Solutions, Inc. of Irvine, California, a firm providing a broad range of solid and hazardous waste engineering and consulting services, specializing in remedial design and construction management; and (ii) the acquisition in May 1994 of the capital stock of Mariah Associates, Inc. (Mariah) of Laramie, Wyoming, a full-service environmental consulting firm serving primarily the western United States with a focus on cultural resource consulting and environmental impact statements. The acquisition of Environmental Solutions, Inc. was treated as a purchase for accounting purposes and Mariah was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated to include the financial results of Mariah.

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

The company also provides risk management services that assess toxicological, exposure and clinical data to protect human health and determine risk-based controls. Additionally, the company's industrial hygienists and asbestos engineers address indoor environment problems and assist in managing workplace risks. The company also develops, organizes and assesses major databases used by government agencies and industry to make strategic decisions. A subsidiary of the company provides weather modification services to water districts, municipalities, irrigation companies and other organizations that utilize water.

TRC Environmental Solutions, Inc. provides a broad range of solid and hazardous waste engineering and management services, specializing in all aspects of planning, design, permitting and construction for all classes of landfills and solid waste disposal facilities, including RI/FS investigations, risk assessments, remedial designs and construction management of on-site remediation facilities.

TRC Mariah Associates, Inc. is a full-service environmental services company with a unique focus on cultural and natural resource management, permitting and environmental impact statements.

TRC Process Engineering Inc. is a multi-disciplinary engineering firm assisting industrial, utility and public sector clients to maximize the performance and minimize the cost of manufacturing, energy generation and waste treatment processes through pollution prevention and engineered solutions. A division of the company also provides site/civil and transportation/traffic engineering services that include the analyses of traffic conditions and development of highway improvements.

Specialized Air Pollution Measurement Instruments

The Company's wholly-owned subsidiary, MIE, Inc. (MIE), develops, manufactures and markets a line of specialized pollution control measurement instruments that provide real-time measurement of airborne dust, smoke, fumes and asbestos fibers. These instruments have diverse applications including worker's health protection, asbestos remediation monitoring, energy conservation and hazardous waste site dust monitoring.

Clients

The Company's clients include companies in the chemical, automotive, petroleum, construction, transportation, mining, waste management and other industries, financial institutions, public utilities, and state and federal government agencies. Over 80% of the Company's annual revenue in fiscal 1996 was derived from repeat business with existing clients.

For fiscal 1996, 1995 and 1994, the federal government (principally the U.S. Environmental Protection Agency) accounted for 17%, 15% and 31%, respectively, of the Company's net service revenue. No other client represented 10% or more of the Company's net service revenue in any of those years.

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

Backlog

At June 30, 1996, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $70 million, as compared to approximately $75 million at June 30, 1995. The Company expects that approximately 70% of this backlog will be completed in fiscal 1997. In addition to this net contract backlog, the Company holds open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. There can be no assurance that any work included in backlog will not be canceled or delayed.

Employees

As of June 30, 1996, the Company had a total of 665 full and part-time employees. Approximately 80% of these employees are engaged primarily in performing environmental engineering and consulting, and process and civil engineering services for clients. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes registered professional engineers, civil, environmental and chemical engineers, meteorologists, geologists, hydrologists, hydrogeologists, toxicologists, chemists, industrial hygienists, archaeologists, biologists and others with degrees and experience that enable them to provide a full range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

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

Research and Development

During the past year the Company continued work both on programs relating to its hazardous and toxic waste services and on development of new products for monitoring airborne contaminants. Research and development costs are charged to operations as incurred and amounted to approximately $283,000 in fiscal 1996, as compared to approximately $204,000 in fiscal 1995 and $338,000 in fiscal 1994.

Environmental and Other Considerations

The Company does not believe that its own compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on capital expenditures, earnings or competitive position. The Company's business is not seasonal to any significant extent.

Item 2.  Properties

The Company provides its services through a network of twenty offices located nationwide. The Company does not own any real estate and leases approximately 245,000 square feet of office and laboratory space to support these operations. The Company owns substantially all of the analytical, chemical monitoring, emissions testing and other specialized equipment required to render its various services. In addition, the Company leases certain computers and office equipment. The Company also leases approximately 15,000 square feet of space in Billerica, Massachusetts for MIE's manufacturing operation.

Item 3.  Legal Proceedings

The Company and its subsidiaries are not a party to any pending legal proceedings in which an adverse decision, in the opinion of the Company, would have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Information on "Market for the Registrant's Common Equity and Related Stockholder Matters" is contained on page 28 of the Company's 1996 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 6.  Selected Financial Data

Information on "Selected Financial Data" is contained on page 14 of the Company's 1996 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Results of Operations and Financial Condition" is contained on pages 15 through 17 of the Company's 1996 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of TRC Companies, Inc. and Report of Independent Accountants set forth on pages 18 through 27 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Statements of Operations, Cash Flows and Changes in Shareholders' Equity - Years ended June 30, 1996, 1995 and 1994

     Consolidated Balance Sheets - June 30, 1996 and 1995

     Notes to Consolidated Financial Statements

     Report of Independent Accountants, dated August 6, 1996

The supplementary data regarding quarterly results of operations is contained on page 14 of the Company's 1996 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information on the Company's Directors and Executive Officers is contained on pages 3 through 10 of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders to be held October 25, 1996, and such information is incorporated herein by reference.

The following table sets forth the name, age and capacity of the executive officers of the Company and its subsidiaries:


           Name                             Capacity                  Age  Since
           ----                             --------                  ---  -----

Vincent A. Rocco...........  Chairman, Chief Executive Officer and     51   1979
                             Director

Bruce D. Cowen.............  President and Director                    43   1979

John H. Claussen...........  Senior Vice President, General Counsel    47   1992
                             and Secretary,
                             formerly Managing Environmental
                             Counsel and
                             Manager - Remediation Programs for
                             General Electric
                             Company

Richard D. Ellison.........  Senior Vice President and Chief           57   1994
                             Engineer,
                             President of TRC Environmental
                             Solutions, Inc.


Miro Knezevic..............  Executive Vice President of               46   1994
                             TRC Environmental Solutions, Inc.

Richard J. McGuire, Jr.....  President of                              52   1994
                             TRC Environmental Corporation, formerly
                             President of Mariah Associates, Inc.

Peter J. Russo.............  Senior Vice President and Chief           50   1993
                             Financial Officer,
                             formerly Treasurer and Corporate
                             Controller for
                             Gerber Scientific, Inc.


   No family relationship exists between any of the individuals named above.

Item 11.  Executive Compensation

Information on "Executive Compensation" is contained on pages 6 through 10 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 25, 1996, and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained on pages 2 through 5 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 25, 1996, and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information on "Certain Relationships and Related Transactions" is contained on page 12 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 25, 1996 and such information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  Financial Statements and Schedules

     1. The Consolidated Financial Statements and Report of Independent Accountants set forth on pages 18 through 27 of the Company's 1996 Annual Report to Shareholders are incorporated by reference into this report by Item 8 herein.

     2. The Consolidated Financial Statement Schedule and Report of Independent Accountants on such schedule are included in this report on the pages indicated.

                                                                           Page
                                                                           ----
     Report of Independent Accountants on Financial Statement Schedule       11

     Schedule II - Valuation and Qualifying Accounts                         13

     All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

(c)  Exhibits

     3.1 Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.

     3.2 Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 as filed on April 16, 1986, Registration
          No. 33-4896.

     10.1 Stock Option Plan for Key Employees of the Company, as amended, incorporated by reference to the Company's Form S-1 as filed on April 16, 1986, Registration No. 33-4896.

     10.1.1 Amendment, dated June 23, 1994, to the Stock Option Plan for Key Employees of the Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994.

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

     10.3.1 Amendment, dated August 6, 1996, to the Amended and Restated Revolving Credit and Term Loan Agreement, by and among TRC Companies, Inc. and its subsidiaries, The First National Bank of Boston and BayBank, N.A.

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

    10.8.1 Amendment, dated June 19, 1996, to the Executive Incentive Compensation Plan.

    13 Annual Report to Shareholders for the fiscal year ended June 30, 1996. (Only those portions expressly incorporated by reference are deemed to be filed herewith.)

    21       Subsidiaries of the Registrant.

    27       Financial Data Schedule (for SEC purposes only).

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

                                    TRC COMPANIES, INC.


Dated:  September 25, 1996          By:  /s/Vincent A. Rocco
                                         ----------------------------------
                                         Vincent A. Rocco
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



       /s/ Vincent A. Rocco                               Chairman, Chief Executive                     September 25, 1996
- -----------------------------------------------           Officer and Director
           Vincent A. Rocco


       /s/ Bruce D. Cowen                                 President and Director                        September 25, 1996
- -----------------------------------------------
           Bruce D. Cowen


       /s/ Peter J. Russo                                 Senior Vice President and Chief               September 25, 1996
- -----------------------------------------------           Financial Officer (Principal
           Peter J. Russo                                 Financial and Accounting Officer)


       /s/ Edward G. Jepsen                               Director                                      September 25, 1996
- -----------------------------------------------
           Edward G. Jepsen


       /s/ Edward W. Large                               Director                                       September 25, 1996
- -----------------------------------------------
           Edward W. Large


       /s/ J. Jeffrey McNealey                           Director                                       September 25, 1996
- -----------------------------------------------
           J. Jeffrey McNealey

                      Report of Independent Accountants on
                         Financial Statement Schedule


To the Shareholders and Board of Directors of TRC Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated August 6, 1996, appearing on page 27 of the 1996 Annual Report to Shareholders of TRC Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP


Hartford, Connecticut
August 6, 1996

                       Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-66247, 2-77690, 33-18771, 33-26748, 33-38810, 33-
45169, 33-70662, 33-87446 and 33-87448) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-84660) of TRC Companies, Inc. and its subsidiaries of our report dated August 6, 1996 appearing on page 27 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 11 of this Form 10-K.


PRICE WATERHOUSE LLP


Hartford, Connecticut
September 25, 1996

                              TRC Companies, Inc.
               Schedule II - Valuation and Qualifying Accounts
               For the Years Ended June 30, 1996, 1995 and 1994



                                  Balance at     Charged to      Allowances       Reclassification                       Balance  at
                                  beginning      costs and      from acquired        from other                            end of
Description                       of period       expenses       businesses           accruals         Deductions *        period
- -----------------------------   ------------   ------------   ---------------   ------------------   --------------    -------------
1996
  Allowance for doubtful
   accounts                    $   1,700,000  $   2,660,000  $      -          $           -        $    (1,860,000)  $    2,500,000

                                ------------   ------------   ---------------   ------------------   --------------    -------------


1995
  Allowance for doubtful
   accounts                    $   1,788,000  $     824,000  $      -          $         1,332,000  $    (2,244,000)  $    1,700,000

                                ------------   ------------   ---------------   ------------------   --------------    -------------


1994
  Allowance for doubtful
   accounts                    $   1,247,000  $     802,000  $        255,000  $           200,000  $      (716,000)  $    1,788,000

                                ------------   ------------   ---------------   ------------------   --------------    -------------


* Uncollectible accounts written off, net of recoveries.

                              TRC Companies, Inc.
                            Form 10-K Exhibit Index
                        Fiscal Year Ended June 30, 1996



  Exhibit                                                     Sequential Page
  Number                        Description                        Number
- -----------        ------------------------------------    ---------------------

  10.3.1            Amendment, dated August 6, 1996,               15-21
                    to the Amended and Restated
                    Revolving Credit and Term Loan
                    Agreement, by and among TRC
                    Companies, Inc. and its
                    subsidiaries, The First National
                    Bank of Boston and BayBank, N.A.

  10.8.1            Amendment, dated June 19, 1996, to
                    the Executive Incentive Compensation Plan.       22

   13               Annual Report to Shareholders for              23-47
                    the Fiscal Year Ended June 30, 1996.


   21               Subsidiaries of the Registrant.                  48

   27               Financial Data Schedule.                         49

