Form 10-Q
period 1996-09-30
TRC COMPANIES INC /DE/
filed 1996-11-06
CIK 103096

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

               For the quarterly period ended September 30, 1996


                                      OR


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to __________


                         Commission file number 1-5170


                              TRC COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                   06-0853807
---------------------------------------    ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


         5 Waterside Crossing
         Windsor, Connecticut                              06095
---------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (860) 289-8631


                      -----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     YES  [x]      NO  [_]

On September 30, 1996 there were 6,713,102 shares of the registrant's common stock, $.10 par value, outstanding.

--------------------------------------------------------------------------------
================================================================================

                              TRC COMPANIES, INC.

                   Contents of Quarterly Report on Form 10-Q

                       Quarter Ended September 30, 1996


PART I - Financial Information

   Item 1.  Consolidated Financial Statements

            Statements of Operations for the three months ended
                September 30, 1996 and 1995................................... 3

            Balance Sheets at September 30, 1996 and June 30, 1996............ 4

            Statements of Cash Flows for the three months ended
                September 30, 1996 and 1995................................... 5

            Notes to Financial Statements..................................... 6

   Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition....................................... 7


PART II - Other Information

   Item 1.  Legal Proceedings.................................................10

   Item 6.  Exhibits and Reports on Form 8-K..................................10


Signature.....................................................................11

                         PART I: FINANCIAL INFORMATION

                              TRC Companies, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                         1996          1995
                                                    ------------- -------------

Gross revenue                                       $ 18,029,165  $ 20,018,912
   Less subcontractor costs and direct charges         4,643,202     3,771,900
                                                    ------------- -------------
Net service revenue                                   13,385,963    16,247,012
                                                    ------------- -------------


Operating costs and expenses:
   Salaries and other direct costs of services        11,248,356    16,054,550
   General and administrative expenses                   917,377       934,259
   Depreciation and amortization                         684,932       711,447
                                                    ------------- -------------
                                                      12,850,665    17,700,256
                                                    ------------- -------------

Income (loss) from operations                            535,298    (1,453,244)

Interest expense                                         196,755       254,405
                                                    ------------- -------------
Income (loss) before taxes                               338,543    (1,707,649)

Federal and state income tax provision (benefit)         129,000      (649,000)
                                                    ------------- -------------
Net income (loss)                                   $    209,543  $ (1,058,649)
                                                    ============= =============

Earnings (loss) per share                           $        .03  $       (.15)
                                                    ============= =============

Weighted average number of common and
   common equivalent shares outstanding                6,894,971     7,089,802
                                                    ============= =============


   The accompanying notes are an integral part of the financial statements.

                              TRC Companies, Inc.

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                 September 30,        June 30,
                                                     1996               1996
                                                 -------------     -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                      $   1,152,768     $   1,321,524
  Accounts receivable, less allowance
   for doubtful accounts                            28,777,800        27,977,190
  Inventories                                          863,256           915,336
  Deferred income tax benefits                       1,238,000         1,219,000
  Prepaid expenses and other current
   assets                                              854,056           444,583
                                                 -------------     -------------
                                                    32,885,880        31,877,633
                                                 -------------     -------------

Property and equipment, at cost                     19,706,753        19,667,334
  Less accumulated depreciation and
   amortization                                     14,238,698        13,802,300
                                                 -------------     -------------
                                                     5,468,055         5,865,034
                                                 -------------     -------------
Costs in excess of net assets of
  acquired businesses, net of
  accumulated amortization                          25,677,671        25,903,615
                                                 -------------     -------------
Other assets                                           762,769           588,407
                                                 -------------     -------------
                                                 $  64,794,375     $  64,234,689
                                                 =============     =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $   7,000,000     $   7,000,000
  Accounts payable                                   3,393,253         2,209,401
  Accrued compensation and benefits                  2,316,533         2,542,809
  Income taxes payable                                 110,111            53,431
  Other accrued liabilities                            833,746         1,068,781
                                                 -------------     -------------
                                                    13,653,643        12,874,422
                                                 -------------     -------------
Noncurrent liabilities:
  Long-term debt                                     6,000,000         5,200,000
  Accrued lease obligations                             62,032            96,480
  Deferred income taxes                              1,388,000         1,316,000
                                                 -------------     -------------
                                                     7,450,032         6,612,480
                                                 -------------     -------------
Shareholders' equity:
  Capital stock:
    Preferred, $.10 par value; 500,000
     shares authorized, none issued                        -                 -
    Common, $.10 par value; 30,000,000
     shares authorized,  7,265,755
     shares issued at September 30, 1996
     and June 30, 1996                                 726,575           726,575
  Additional paid-in capital                        37,894,744        37,894,744
  Retained earnings                                  7,629,787         7,420,244
                                                 -------------     -------------
                                                    46,251,106        46,041,563
  Less treasury stock, at cost                       2,560,406         1,293,776
                                                 -------------     -------------
                                                    43,690,700        44,747,787
                                                 -------------     -------------
                                                 $  64,794,375     $  64,234,689
                                                 =============     =============

   The accompanying notes are an integral part of the financial statements.

                              TRC Companies, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                       1996             1995
                                                   -------------   -------------
Cash flows from operating activities:
  Net income (loss)                                $    209,543    $ (1,058,649)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization                       684,932         711,447
    Change in deferred taxes and other
     non-cash items                                      18,552        (648,668)
    Changes in assets and liabilities:
      Accounts receivable                              (800,610)      2,812,350
      Inventories                                        52,080          99,476
      Prepaid expenses and other current
       assets                                          (409,473)       (557,573)
      Accounts payable                                1,183,852        (447,059)
      Accrued compensation and benefits                (226,276)        (30,555)
      Income taxes                                       56,680        (176,419)
      Other accrued liabilities                        (235,035)        606,079
                                                   -------------   -------------
Net cash provided by operating
 activities                                             534,245       1,310,429
                                                   -------------   -------------

Cash flows from investing activities:
  Additions to property and equipment,
   net                                                  (45,067)       (174,394)
  Decrease (increase) in other assets,
   net                                                 (191,304)         23,632
                                                   -------------   -------------
Net cash used in investing activities                  (236,371)       (150,762)
                                                   -------------   -------------

Cash flows from financing activities:
  Net borrowings (repayments) on
   long-term debt                                       800,000      (1,850,000)
  Purchase of treasury stock                         (1,266,630)            -
  Principal repayments under capitalized
   lease obligations                                        -           (17,595)
  Proceeds from exercise of stock options                   -             5,875
                                                   -------------   -------------
Net cash used in financing activities                  (466,630)     (1,861,720)
                                                   -------------   -------------

Decrease in cash and cash equivalents                  (168,756)       (702,053)

Cash and cash equivalents, beginning
 of period                                            1,321,524       2,180,764
                                                   -------------   -------------
Cash and cash equivalents, end of
 period                                            $  1,152,768    $  1,478,711
                                                   =============   ============


   The accompanying notes are an integral part of the financial statements.

                              TRC Companies, Inc.

                  Notes to Consolidated Financial Statements

                              September 30, 1996


1. The consolidated balance sheet at September 30, 1996 and the consolidated statements of operations and cash flows for the three months ended September 30, 1996 and 1995 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

2. Earnings (loss) per common share are based upon the weighted average number of common shares outstanding and, when dilutive, common stock equivalents using the treasury stock method.

3.   The components of inventories were as follows:

                                                 September 30,      June 30,
                                                     1996             1996
                                                 -------------   --------------

          Materials and supplies                 $    400,704    $     539,054
          Work-in-progress                            164,524           60,787
          Finished goods                              298,028          315,495
                                                 -------------   --------------
                                                 $    863,256    $     915,336
                                                 =============   ==============

4. The results the three months ended September 30, 1995 reflect an operating charge of approximately $2,112,000 after taxes or $.30 per share related to staff reductions, excess lease costs and additional allowances for government receivables. These charges were necessary to align resources with current business conditions, resulting from a decrease in services to the federal government, and the adverse effect of regulatory uncertainty and reduction in government spending on commercial hazardous waste engineering and consulting services.

                              TRC Companies, Inc.

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

                Three Months Ended September 30, 1996 and 1995

Overview

TRC Companies, Inc. is an international environmental engineering and consulting company with a premier reputation for expertise in all areas of air pollution control, solid and hazardous waste management, risk assessment and process engineering. The Company is one of the largest air pollution engineering companies in the nation and provides innovative approaches to solid and hazardous waste management.

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:


                                                        Three Months Ended
                                                           September 30,
                                                          1996      1995
                                                         -------   ------

         Net service revenue                              100.0 %  100.0 %
                                                         -------   ------
         Operating costs and expenses:
            Salaries and other direct costs of service     84.0     98.8  /1/
            General and administrative expenses             6.9      5.7
            Depreciation and amortization                   5.1      4.4
                                                         -------   ------
         Income (loss) from operations                      4.0     (8.9) /1/
         Interest expense                                   1.5      1.6
                                                         -------   ------
         Income (loss) before taxes                         2.5    (10.5)
         Federal and state income tax provision (benefit)   0.9     (4.0)
                                                         -------   ------
         Net income (loss)                                  1.6 %   (6.5)%
                                                         =======   ======

/1/ 78.5% and 11.4%, respectively, before $3.3 million operating charge

Net service revenue decreased by 17.6% during the three months ended
September 30, 1996 to $13.4 million, from $16.2 million in the same period last year. The decrease was primarily due to the continued weak environmental services market resulting from regulatory uncertainty and budget reductions in federal enforcement spending, which has led to overall lower levels of expenditures by industry for environmental engineering and remedial services, coupled with greater competition and capacity for available work.

Salaries and other direct costs of services decreased by $4.8 million during the three months ended September 30, 1996, as compared to the same period last year. The decrease was primarily related to the $3.3 million operating charge reflected in the same period of the prior year and the direct result of continued cost reduction efforts. The operating charge recorded in the prior year related to staff reductions, excess lease costs and additional allowances for government receivables.

General and administrative expenses decreased by 2% during the three months ended September 30, 1996, as compared to the same period last year, primarily due to continued cost reduction efforts.

Depreciation and amortization expense decreased by 3.7% during the three months ended September 30, 1996, as compared to the same period last year. This decrease was due to the comparative reduction in capital expenditures during fiscal 1996 and 1995, combined with the effect of other equipment which became fully depreciated.

The Company reported income from operations of $535,298 for the three months ended September 30, 1996, compared to a loss from operations of $1,453,244 in the same period last year. The loss in the prior year was the direct result of the operating charge. Income from operations in the current period continues to be adversely affected by the reduction in net service revenue.

Interest expense decreased to $196,755 during the three months ended September 30, 1996, from $254,405 in the same period last year. This decrease resulted from lower levels of long-term debt outstanding.

The provision (benefit) for federal and state income taxes was 38% of income
(loss) before taxes for the three months ended September 30, 1996 and 1995. The Company believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

As a result of the aforementioned, the Company reported net income of $209,543 or $.03 per share for the three months ended September 30, 1996, compared to a net loss of $1,058,649 or $.15 per share in the same period last year.

Impact of Inflation

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

Liquidity and Capital Resources

Working capital increased to $19.2 million at September 30, 1996, from $19 million at June 30, 1996. This change resulted from working capital provided by operations and the increase in long-term debt, partially offset by the repurchase of the Company's common stock.

The Company has available a $35 million, unsecured revolving credit agreement with a group of commercial banks through December 31, 2001. At September 30, 1996, outstanding borrowings under this agreement were $6 million. The amount outstanding has been classified as long-term debt in accordance with the Company's intention and ability to refinance the obligation on a long-term basis. In addition, the Company had standby letters of credit outstanding totaling $1 million which reduce available borrowings under the agreement.

At its February 2, 1996 meeting, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock, as in the opinion of management, market condition may warrant. During the three months ended September 30, 1996, the Company acquired an additional 305,900 shares for $1.3 million at an average price of $4.14 per share, bringing the total shares repurchased pursuant to the program to 383,000 shares. At its October 25, 1996 meeting, the Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. The actual number of additional shares repurchased will depend upon prevailing market conditions.

The Company expects to make capital expenditures of approximately $1 million during the remainder of fiscal 1996. The Company believes that cash generated from operations, the cash on hand at September 30, 1996 and available borrowings under the revolving credit agreement will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1997.

Forward-Looking Statements

This report contains forward-looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, funding for government projects, level of demand for the Company's services, product acceptance, industry-wide competitive factors, and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results.




                          PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, for a description of existing litigation against the Company.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits -

            27 - Financial Data Schedule (for SEC purposes only)

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TRC COMPANIES, INC.



October 5, 1996                              by:       /s/ Peter J. Russo
                                                 ------------------------------
                                                           Peter J. Russo
                                                     Senior Vice President and
                                                      Chief Financial Officer