Form 10-Q
period 1996-12-31
TRC COMPANIES INC /DE/
filed 1997-02-13
CIK 103096

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended December 31, 1996


                                      OR


[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

      For the transition period from                  to
                                    ----------------    ----------------


                         Commission file number 1-5170



                              TRC COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                                   06-0853807
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                  No.)


            5 Waterside Crossing
            Windsor, Connecticut                              06095
--------------------------------------------     -------------------------------
  (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (860)289-8631


                 ---------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   YES [X]    NO [_]

On December 31, 1996 there were 6,662,102 shares of the registrant's common stock, $.10 par value, outstanding.

================================================================================

                              TRC COMPANIES, INC.

                   Contents of Quarterly Report on Form 10-Q

                        Quarter Ended December 31, 1996

PART I - Financial Information

     Item 1.  Consolidated Financial Statements

              Statements of Operations for the three and six months ended
                  December 31, 1996 and 1995...........................................  3

              Balance Sheets at December 31, 1996 and June 30, 1996....................  4

              Statements of Cash Flows for the six months ended
                  December 31, 1996 and 1995...........................................  5

              Notes to Financial Statements............................................  6

     Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition..............................................  7

PART II - Other Information

     Item 1.  Legal Proceedings........................................................ 10

     Item 6.  Exhibits and Reports on Form 8-K......................................... 10


Signature.............................................................................. 11

                         PART 1: FINANCIAL INFORMATION

                              TRC COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended               Six Months Ended
                                                December 31,                     December 31,
                                            1996            1995            1996            1995
                                        ------------    ------------    ------------    ------------
Gross revenue                          $  17,210,373   $  19,960,381   $  35,239,538   $  39,979,293
  Less subcontractor costs and
   direct charges                          4,485,406       4,579,986       9,128,608       8,351,886
                                        ------------    ------------    ------------    ------------
Net service revenue                       12,724,967      15,380,395      26,110,930      31,627,407
                                        ------------    ------------    ------------    ------------

Operating costs and expenses:
  Salaries and other direct costs
   of services                            10,725,764      12,631,791      21,974,120      28,686,341
  General and administrative expenses        916,417         929,876       1,833,794       1,864,135
  Depreciation and amortization              687,806         717,026       1,372,738       1,428,473
                                        ------------    ------------    ------------    ------------
                                          12,329,987      14,278,693      25,180,652      31,978,949
                                        ------------    ------------    ------------    ------------

Income (loss) from operations                394,980       1,101,702         930,278        (351,542)

Interest expense                             202,272         232,632         399,027         487,037
                                        ------------    ------------    ------------    ------------
Income (loss) before taxes                   192,708         869,070         531,251        (838,579)

Federal and state income tax
  provision (benefit)                         73,000         330,000         202,000        (319,000)
                                        ------------    ------------    ------------    ------------
Net income (loss)                      $     119,708   $     539,070   $     329,251   $    (519,579)
                                        ============   =============    ============    ============

Earnings (loss) per share              $         .02   $         .08   $         .05   $        (.07)
                                        ============    ============    ============    ============

Weighted average number of
  common and common equivalent
  shares outstanding                       6,704,620       7,136,524       6,809,157       7,113,163
                                        ============    ============    ============    ============

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                            December 31,                 June 30,
                                                                                               1996                        1996
                                                                                          --------------             ---------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                             $     1,162,454             $    1,321,524
  Accounts receivable, less allowance for doubtful accounts                                  26,658,796                 27,977,190
  Inventories                                                                                 1,050,009                    915,336
  Deferred income tax benefits                                                                1,251,000                  1,219,000
  Prepaid expenses and other current assets                                                     777,138                    444,583
                                                                                          --------------              --------------
                                                                                             30,899,397                 31,877,633
                                                                                          --------------              --------------
Property and equipment, at cost                                                              19,852,157                 19,667,334
  Less accumulated depreciation and amortization                                             14,683,616                 13,802,300
                                                                                          --------------              --------------
                                                                                              5,168,541                  5,865,034
                                                                                          --------------              --------------
Cost in excess of net assets of acquired businesses, net of
  accumulated amortization                                                                   25,451,727                 25,903,615
                                                                                           -------------              --------------
Other assets                                                                                    720,857                    588,407
                                                                                           -------------              --------------
                                                                                        $    62,240,522             $    64,234,689
                                                                                           =============              ==============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                     $     7,000,000             $     7,000,000
  Accounts payable                                                                            2,025,950                   2,209,401
  Accrued compensation and benefits                                                           2,248,550                   2,542,809
  Income taxes payable                                                                          104,210                      53,431
  Other accrued liabilities                                                                     794,291                   1,068,781
                                                                                           -------------               -------------
                                                                                             12,173,001                  12,874,422
                                                                                           -------------               -------------
Noncurrent liabilities:
  Long-term debt                                                                              5,000,000                   5,200,000
  Accrued lease obligations                                                                      27,585                      96,480
  Deferred income taxes                                                                       1,459,000                   1,316,000
                                                                                           -------------               -------------
                                                                                              6,486,585                   6,612,480
                                                                                           -------------               -------------
Shareholders' equity:
  Capital stock:
    Preferred, $.10 par value; 500,000 shares authorized, none issued                                 -                           -
    Common, $.10 par value; 30,000,000 shares authorized, 7,265,755
     shares issued at December 31, 1996 and June 30, 1996                                       726,575                     726,575
  Additional paid-in capital                                                                 37,894,744                  37,894,744
  Retained earnings                                                                           7,749,495                   7,420,244
                                                                                           -------------               -------------
                                                                                             46,370,814                  46,041,563
  Less treasury stock, at cost                                                                2,789,878                   1,293,766
                                                                                           -------------               -------------
                                                                                             43,580,936                  44,747,787
                                                                                           -------------               -------------
                                                                                        $    62,240,522             $    64,234,689
                                                                                           =============               =============

   The accompanying notes are an integral part of the financial statements.

                               TRC COMPANIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                             1996           1995
                                                                                         ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                                     $   329,251    $   (519,579)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                         1,372,738       1,428,473
    Change in deferred taxes and other non-cash items                                        42,105        (353,113)
    Changes in assets and liabilities:
      Accounts receivable                                                                 1,318,394       1,907,433
      Inventories                                                                          (134,673)        176,566
      Prepaid expenses and other current assets                                            (332,555)       (552,254)
      Accounts payable                                                                     (183,451)       (134,574)
      Accrued compensation and benefits                                                    (294,259)       (169,271)
      Income taxes                                                                           50,779        (271,277)
      Other accrued liabilities                                                            (274,490)        625,540
                                                                                         ----------     -----------
Net cash provided by operating activities                                                 1,893,839       2,137,944
                                                                                         ----------     -----------
Cash flows from investing activities:
  Additions to property and equipment, net                                                 (190,470)       (193,369)
  Decrease (increase) in other assets, net                                                 (166,337)         45,695
                                                                                         ----------     -----------
Net cash used in investing activities                                                      (356,807)       (147,674)
                                                                                         ----------     -----------
Cash flows from financing activities:
  Repayment of long-term debt                                                              (200,000)     (3,000,000)
  Purchase of treasury stock                                                             (1,496,102)            --
  Principal repayments under capitalized lease obligations                                      --          (39,108)
  Proceeds from exercise of stock options                                                       --           38,481
                                                                                         ----------     -----------
Net cash used in financing activities                                                    (1,696,102)     (3,000,627)
                                                                                         ----------     -----------
Decrease in cash and cash equivalents                                                      (159,070)     (1,010,357)
Cash and cash equivalents, beginning of period                                            1,321,524       2,180,764
                                                                                         ----------     -----------
Cash and cash equivalents, end of period                                               $  1,162,454    $  1,170,407
                                                                                         ==========     ===========



   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


1. The consolidated balance sheet at December 31, 1996 and the consolidated statements of operations for the three and six months ended December 31, 1996 and 1995 and the consolidated statements of cash flows for the six months ended December 31, 1996 and 1995 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

2. Earnings (loss) per common share are based upon the weighted average number of common shares outstanding and, when dilutive, common stock equivalents using the treasury stock method.

3.  The components of inventories were as follows:

                                         December 31,       June 30,
                                             1996             1996
                                         -------------    ------------
         Materials and supplies          $    408,072     $    539,054
         Work-in-progress                     216,373           60,787
         Finished goods                       425,564          315,495
                                         ------------     ------------
                                         $  1,050,009     $    915,336
                                         ============     ============

4. The results the six months ended December 31, 1995 reflect an operating charge of approximately $2,112,000 after taxes or $.30 per share related to staff reductions, excess lease costs and additional allowances for government receivables. These charges were necessary to align resources with current business conditions, resulting from a decrease in services to the federal government, and the adverse effect of regulatory uncertainty and reduction in government spending on commercial hazardous waste engineering and consulting services.

                              TRC COMPANIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  Six Months Ended December 31, 1996 and 1995

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

The Company believes that it is strongly positioned as a provider of air pollution control, pollution prevention and solid and hazardous waste engineering and consulting services. In November 1996, the Company introduced a new service, Environmental Exit Strategies, under which TRC will take over long-term management of a client's environmental cleanup and closure responsibilities. This service is an additional offering within the emerging environmental outsourcing market. Historically, the Company has realized a significant amount of its revenue from federal government agencies. However, future levels of government business will be dependent upon the Company's selectivity in bidding on government projects coupled with the strategy to reduce its dependence on government contracts, and its success in procuring contract awards.

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:

                                                   Three Months Ended    Six Months Ended
                                                       December 31,         December 31,
                                                      1996     1995        1996     1995
                                                      -----    -----       -----    -----
Net service revenue                                   100.0%   100.0%      100.0%   100.0%
                                                      -----    -----       -----    -----
Operating costs and expenses:
  Salaries and other direct costs of services          84.3     82.1        84.2     90.7/1/
  General and administrative expenses                   7.2      6.0         7.0      5.9
  Depreciation and amortization                         5.4      4.7         5.3      4.5
                                                      -----    -----       -----    -----
Income (loss) from operations                           3.1      7.2         3.5     (1.1)/2/
Interest expense                                        1.6      1.5         1.5      1.5
                                                      -----    -----       -----    -----
Income (loss) before taxes                              1.5      5.7         2.0     (2.6)
Federal and state income tax provision (benefit)         .6      2.2          .7     (1.0)
                                                      -----    -----       -----    -----
Net income (loss)                                        .9%     3.5%        1.3%    (1.6)%
                                                      =====    =====       =====    =====

/1/  80.3% before operating charge
/2/  9.3% before operating charge

Net service revenue for the three and six months ended December 31, 1996 decreased by 13.8% and 17.4%, respectively, as compared to the same periods last year. These decreases were primarily due to the continued weak environmental services market resulting from regulatory uncertainty and budget reductions in federal enforcement spending, which has led to overall lower levels of expenditures by industry for environmental engineering and remedial services, coupled with greater competition and capacity for available work.

Salaries and other direct costs of services decreased by 15.1% during the three months ended December 31, 1996, as compared to the same period last year. This decrease was the direct result of the cost reduction efforts taken in the previous year to align resources with current business conditions. For the six months ended December 31, 1996, salaries and other direct costs of services decreased by 23.4%, as compared to the same period last year. This decrease was primarily related to the $3.3 million operating charge reflected in the same period last year and to the results of the cost reduction efforts taken throughout last year. The operating charge recorded in the prior year related to staff reductions, excess lease capacity costs and increased allowances for government receivables.

General and administrative expenses decreased by 1.4% and 1.6%, respectively, during the three and six months ended December 31, 1996, as compared to the same periods last year, primarily due to continued cost reduction efforts.

Depreciation and amortization expense decreased by 4.1% and 3.9%, respectively, during the three and six months ended December 31, 1996, as compared to the same periods last year. These decreases were due to the comparative reduction in capital expenditures during fiscal 1996 and during the first six months of the current fiscal year, combined with the effect of other equipment which became fully depreciated.

For the three months ended December 31, 1996, the Company reported income from operations of $394,980, down from $1,101,702 in the same period last year. The decrease was primarily due to the reduction in net service revenue, partially offset by the decrease in operating expenses. For the six months ended December 31, 1996, the Company reported income from operations of $930,278, compared to a loss from operations of $351,542 in the same period last year. The loss in the prior year was the direct result of the operating charge, while the results for current period continue to be adversely affected by the reduction in net service revenue.

Interest expense decreased by 13.1% and 18.1%, respectively, during the three and six months ended December 31, 1996 as compared to the same periods last year. These decreases resulted from lower levels of long-term debt outstanding.

The provision (benefit) for federal and state income taxes was 38% of income
(loss) before taxes for the three and six months ended December 31, 1996 and 1995. The Company believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

As a result of the aforementioned, the Company reported net income of $119,708 or $.02 per share for the three months ended December 31, 1996, compared to $539,070 or $.08 per share in the same period last year. For the six months ended December 31, 1996, the Company reported net income of $329,251 or $.05 per share, compared to a net loss of $519,579 or $.07 per share in the same period last year.

Impact of Inflation

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

Liquidity and Capital Resources

Working capital decreased to $18.7 million at December 31, 1996, from $19 million at June 30, 1996. This decrease resulted primarily from the repurchase of the Company's common stock, partially offset by the working capital provided by operations.

In November 1996 the Company's reduced its available line of credit, pursuant to a revolving credit agreement, from $35 million to $25 million. At December 31, 1996, outstanding borrowings under the agreement were $5 million. Pursuant to the agreement, the Company is currently negotiating a four-year term loan to repay the outstanding principal of $7,000,000 on its subordinated note.

At its February 2, 1996 meeting, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock, as in the opinion of management, market condition may warrant. During the six months ended December 31, 1996, the Company acquired an additional 356,900 shares for $1.5 million at an average price of $4.19 per share, bringing the total shares repurchased pursuant to the program to 434,000 shares. At its October 25, 1996 meeting, the Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. The actual number of additional shares repurchased will depend upon prevailing market conditions.

The Company expects to make capital expenditures of approximately $.5 million during the remainder of fiscal 1996. The Company believes that cash generated from operations, the cash on hand at December 31, 1996 and available borrowings under the revolving credit agreement will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1997.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              27 - Financial Data Schedule (for SEC purposes only)

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRC COMPANIES, INC.



February 13, 1997                       by:     /s/ Peter J. Russo
                                           ------------------------------
                                                    Peter J. Russo
                                              Senior Vice President and
                                                Chief Financial Officer