Form 10-Q
period 1997-03-31
TRC COMPANIES INC /DE/
filed 1997-05-15
CIK 103096

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997


                                      OR


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to ________________


                         COMMISSION FILE NUMBER 1-9947

                              TRC COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                         06-0853807
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


            5 Waterside Crossing
            Windsor, Connecticut                            06095
----------------------------------------    ------------------------------------
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

On March 31, 1997 there were 6,688,102 shares of the registrant's common stock, $.10 par value, outstanding.

================================================================================

                              TRC COMPANIES, INC.

                   CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED MARCH 31, 1997

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Statements of Operations for the three and nine months ended
                 March 31, 1997 and 1996.....................................................   3

               Balance Sheets at March 31, 1997 and June 30, 1996............................   4

               Statements of Cash Flows for the nine months ended
                 March 31, 1997 and 1996.....................................................   5

               Notes to Financial Statements.................................................   6

     Item 2.   Management's Discussion and Analysis of Results of Operations
                 and Financial Condition.....................................................   7


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.............................................................  11

     Item 6.   Exhibits and Reports on Form 8-K..............................................  11

SIGNATURE....................................................................................  12

                         PART I: FINANCIAL INFORMATION

                              TRC COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                                   March 31,                               March 31,
                                                            1997                1996                1997                1996
                                                      -----------------   -----------------   -----------------   -----------------
GROSS REVENUE                                       $       15,873,491  $       19,422,036  $       51,113,029  $       59,401,329
  Less subcontractor costs and
    direct charges                                           4,005,687           4,613,083          13,134,295          12,964,969
                                                      -----------------   -----------------   -----------------   -----------------
NET SERVICE REVENUE                                         11,867,804          14,808,953          37,978,734          46,436,360
                                                      -----------------   -----------------   -----------------   -----------------


OPERATING COSTS AND EXPENSES:
  Salaries and other direct costs
    of services                                             10,999,743          13,592,606          32,973,863          42,278,947
  General and administrative expenses                          951,778           1,020,665           2,785,572           2,884,800
  Depreciation and amortization                                701,999             724,678           2,074,737           2,153,151
                                                      -----------------   -----------------   -----------------   -----------------
                                                            12,653,520          15,337,949          37,834,172          47,316,898
                                                      -----------------   -----------------   -----------------   -----------------

INCOME (LOSS) FROM OPERATIONS                                 (785,716)           (528,996)            144,562            (880,538)

Interest expense                                               203,377             212,072             602,404             699,109
                                                      -----------------   -----------------   -----------------   -----------------
INCOME (LOSS) BEFORE TAXES                                    (989,093)           (741,068)           (457,842)         (1,579,647)

Federal and state income tax
  provision (benefit)                                         (376,000)           (286,000)           (174,000)           (605,000)
                                                      -----------------   -----------------   -----------------   -----------------
NET INCOME (LOSS)                                   $         (613,093) $         (455,068) $         (283,842) $         (974,647)
                                                      =================   =================   =================   =================

EARNINGS (LOSS) PER SHARE                           $             (.09) $             (.06) $             (.04) $             (.14)
                                                      =================   =================   =================   =================

WEIGHTED AVERAGE NUMBER OF
      COMMON AND COMMON EQUIVALENT
      SHARES OUTSTANDING                                     6,694,005           7,063,952           6,758,745           7,096,759
                                                      =================   =================   =================   =================

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          March 31,          June 30,
                                                                            1997               1996
                                                                       --------------     --------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $       727,877    $     1,321,524
  Accounts receivable, less allowance for doubtful accounts                27,599,367         27,977,190
  Inventories                                                               1,175,855            915,336
  Income taxes refundable                                                     296,581                  -
  Deferred income tax benefits                                              1,317,000          1,219,000
  Prepaid expenses and other current assets                                   815,241            444,583
                                                                       --------------     --------------
                                                                           31,931,921         31,877,633
                                                                       --------------     --------------

PROPERTY AND EQUIPMENT, AT COST                                            20,028,560         19,667,334
  Less accumulated depreciation and amortization                           15,131,075         13,802,300
                                                                       --------------     --------------
                                                                            4,897,485          5,865,034
                                                                       --------------     --------------

COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, NET OF
  ACCUMULATED AMORTIZATION                                                 25,540,371         25,903,615
                                                                       --------------     --------------
OTHER ASSETS                                                                  846,671            588,407
                                                                       --------------     --------------
                                                                      $    63,216,448    $    64,234,689
                                                                       ==============     ==============
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                   $     5,600,000    $     7,000,000
  Accounts payable                                                          2,847,589          2,209,401
  Accrued compenation and benefits                                          1,999,364          2,542,809
  Income taxes payable                                                              -             53,431
  Other accrued liabilities                                                 1,089,777          1,068,781
                                                                       --------------     --------------
                                                                           11,536,730         12,874,422
                                                                       --------------     --------------
NONCURRENT LIABILITIES:
  Long-term debt                                                            7,000,000          5,200,000
  Accrued lease obligations                                                         -             96,480
  Deferred income taxes                                                     1,615,000          1,316,000
                                                                       --------------     --------------
                                                                            8,615,000          6,612,480
                                                                       --------------     --------------
SHAREHOLDERS' EQUITY:
  Capital stock:
   Preferred, $.10 par value; 500,000 shares authorized, none issued                -                  -
   Common, $.10 par value; 30,000,000 shares authorized, 7,316,755 shares issued at March 31, 1997 and 7,265,755 shares issued
     at June 30, 1996                                                         731,675            726,575
  Additional paid-in capital                                               38,093,644         37,894,744
  Retained earnings                                                         7,136,402          7,420,244
                                                                       --------------     --------------
                                                                           45,961,721         46,041,563
  Less treasury stock, at cost                                              2,897,003          1,293,776
                                                                       --------------     --------------
                                                                           43,064,718         44,747,787
                                                                       --------------     --------------
                                                                      $    63,216,448    $    64,234,689
                                                                       ==============     ==============

   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                                     1997                1996
                                                                               -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $        (283,842)  $        (974,647)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                                    2,074,737           2,153,151
     Change in deferred taxes and other non-cash items                                 (139,480)           (533,563)
     Changes in assets and liabilities:
       Accounts receivable                                                              819,863           3,113,714
       Inventories                                                                     (260,519)            873,522
       Prepaid expenses and other current assets                                       (283,290)           (308,587)
       Accounts payable                                                                 504,859            (587,241)
       Accrued compensation and benefits                                               (627,464)           (685,494)
       Income taxes                                                                    (350,012)           (528,870)
       Other accrued liabilities                                                       (366,866)            535,719
                                                                               -----------------   -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,087,986           3,057,704
                                                                               -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                                             (342,424)           (308,417)
  Decrease (increase) in other assets, net                                             (145,094)             71,096
  Cash from acquisition                                                                   9,112                   -
                                                                               -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (478,406)           (237,321)
                                                                               -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrrowings (repayments) on long-term debt                                        400,000          (3,700,000)
  Purchase of treasury stock                                                         (1,603,227)           (499,002)
  Principal repayments under capitalized lease obligations                                    -             (79,487)
  Proceeds from exercise of stock options                                                     -              38,481
                                                                               -----------------   -----------------
NET CASH USED IN FINANCING ACTIVITIES                                                (1,203,227)         (4,240,008)
                                                                               -----------------   -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (593,647)         (1,419,625)

Cash and cash equivalents, beginning of period                                        1,321,524           2,180,764
                                                                               -----------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $          727,877  $          761,139
                                                                               =================   =================


   The accompanying notes are an integral part of the financial statements.

                              TRC COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

1. The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations for the three and nine months ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

2. Earnings (loss) per common share are based upon the weighted average number of common shares outstanding and, when dilutive, common stock equivalents using the treasury stock method.

3.   The components of inventories were as follows:

                                                  March 31,             June 30,
                                                     1997                 1996
                                               -----------------    -----------------
          Materials and supplies             $          522,698   $          539,054
          Work-in-progress                              257,143               60,787
          Finished goods                                396,014              315,495
                                               -----------------    -----------------
                                             $        1,175,855   $          915,336
                                               =================    =================

4. In February 1997, the Company completed the acquisition of the capital stock of Garrow & Associates, Inc., a cultural resources management company with headquarters in Atlanta, Georgia. Purchase consideration consisted of 51,000 shares of the Company's common stock valued at $204,000. The acquisition has been recorded using the purchase method of accounting. The excess of purchase price over the fair value of the net assets acquired was $318,569.

                              TRC COMPANIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   Nine Months Ended March 31, 1997 and 1996

OVERVIEW

The Company provides a broad range of environmental engineering and remediation services, specializing in all areas of air pollution control, solid and hazardous waste management, risk assessment, process engineering, and natural and cultural resources management. The Company's services are provided to commercial organizations and government agencies primarily in the U.S. market.

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:

                                                            Three Months Ended            Nine Months Ended
                                                                  March 31,                    March 31,
                                                            1997          1996            1997          1996
                                                          ----------    ----------      ----------    ----------
NET SERVICE REVENUE                                           100.0 %       100.0 %         100.0 %       100.0 %
                                                          ----------    ----------      ----------    ----------
OPERATING COSTS AND EXPENSES:
  Salaries and other direct costs of services                  92.7          91.8 /1/        86.8          91.0 /2/
  General and administrative expenses                           8.0           6.9             7.3           6.2
  Depreciation and amortization                                 5.9           4.9             5.5           4.7
                                                          ----------    ----------      ----------    ----------
INCOME (LOSS) FROM OPERATIONS                                  (6.6)         (3.6)/1/                      (1.9) /2/
                                                                                               .4
Interest expense                                                1.7           1.4             1.6           1.5
                                                          ----------    ----------      ----------    ----------
INCOME (LOSS) BEFORE TAXES                                     (8.3)         (5.0)           (1.2)         (3.4)
Federal and state income tax provision (benefit)               (3.2)         (1.9)            (.5)         (1.3)
                                                          ----------    ----------      ----------    ----------
NET INCOME (LOSS)                                              (5.1) %       (3.1) %          (.7) %       (2.1) %
                                                          ==========    ==========      ==========    ==========

/1/ 84.4% and 3.9%, respectively, before operating charge
/2/ 81.6% and 7.6%, respectively, before operating charge

Net service revenue for the three and nine months ended March 31, 1997 decreased by 19.9% and 18.2%, respectively, as compared to the same periods last year. These decreases were primarily due to the continued weak environmental services market resulting from regulatory uncertainty and budget reductions in federal enforcement spending, which has led to overall lower levels of expenditures by industry for environmental engineering and remedial services, coupled with greater competition and capacity for available work.

Salaries and other direct costs of services decreased by 19.1% during the three months ended March 31, 1997, as compared to the same period last year. This decrease resulted from the $1.1 million operating charge reflected in the same period last year and the results of continued cost reduction efforts. For the nine months ended March 31, 1997, salaries and other direct costs of services decreased by 22.0%, as compared to the same period last year. This decrease was primarily related to the $4.4 million operating charge reflected in the same period last year and the results of the cost reduction efforts taken throughout last year. The operating charges recorded in the prior year related to staff reductions, excess lease capacity costs and increased allowances for receivables and inventories.

In connection with the operating charges recorded in fiscal 1996, approximately $100,000 and $300,000, respectively, were charged against the accrual during the three and nine months ended March 31, 1997. Approximately $200,000 and $100,000, respectively, were charged against the accrual during the three and nine months ended March 31, 1996. At March 31, 1997, remaining liabilities of approximately $400,000 were included in other accrued liabilities.

General and administrative expenses decreased by 6.7% and 3.4%, respectively, during the three and nine months ended March 31, 1997, as compared to the same periods last year, primarily due to continued cost reduction efforts.

Depreciation and amortization expense decreased by 3.1% and 3.6%, respectively, during the three and nine months ended March 31, 1997, as compared to the same periods last year. These decreases were due to the comparative reduction in capital expenditures during fiscal 1996 and the first nine months of the current fiscal year, combined with the effect of other equipment that became fully depreciated.

For the three months ended March 31, 1997, the Company reported a loss from operations of $785,716, compared to a loss from operations of $528,996 in the same period last year, which included an operating charge of $1.1 million. The loss in the current year was primarily due to the reduction in net service revenue, partially offset by the decrease in operating expenses. For the nine months ended March 31, 1997, the Company reported income from operations of $144,562, compared to a loss from operations of $880,538 in the same period last year. The loss in the prior year was the direct result of the operating charges, while the results for current period continue to be adversely affected by the reduction in net service revenue.

Interest expense decreased by 4.1% and 13.8%, respectively, during the three and nine months ended March 31, 1997 as compared to the same periods last year. These decreases resulted from lower levels of long-term debt outstanding.

The provision (benefit) for federal and state income taxes was 38% of income
(loss) before taxes for the three and nine months ended March 31, 1997 and 1996. The tax benefit of current year federal losses will be realized through the carryback of such losses to prior years.

As a result of the aforementioned, the Company reported a net loss of $613,093 or $.09 per share for the three months ended March 31, 1997, compared to a net loss of $455,068 or $.06 per share in the same period last year. For the nine months ended March 31, 1997, the Company reported a net loss of $283,842 or $.04 per share, compared to a net loss of $974,647 or $.14 per share in the same period last year.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), requiring the presentation of basic and diluted earnings per share. This Statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. If earnings (loss) per share had been computed in accordance with FAS 128 for the quarter ended March 31, 1997, basic and diluted earnings (loss) per share would have been the same as amounts reported.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices due to both the short-term nature of many of its contracts, and because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash provided by operations and the strength of its balance sheet to fund operations. The Company's liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities, and to reduce debt. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels and its bank line of credit.

The Company relies on its bank financing arrangement to assist in funding various operating and financing activities. As of March 31, 1997, the Company was in default of its interest coverage covenant under its Amended and Restated Revolving Credit and Term Loan Agreement with a commercial bank. Pending negotiation of an amendment to the credit facility, the bank has agreed to take no action with regard to the default. In addition, the Company and the bank have agreed to limit the use of the credit facility from $25 million to $8 million. At March 31, 1997, outstanding borrowings, pursuant to the agreement were $5.6 million, at an average interest rate of 6.5%. The amount outstanding has been classified as current in accordance with the Company's intention not to refinance the obligation on a long-term basis and to repay substantially all of the outstanding balance over the next year from available cash flow. The Company expects to increase its available cash flow over the next year primarily from cost reduction activities, which include the elimination of certain senior management and their associated salaries and expenses, and from reductions in working capital derived mainly from the collection of accounts receivable. Furthermore, the Company did not make the $7 million final principal payment due March 21, 1997 on the 5 3/4% subordinated note issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc. The Company and the noteholders have agreed to renegotiate the provisions of the note including extending the payment terms. Accordingly, the balance outstanding at March 31, 1997 has been classified as long-term.

During the nine months ended March 31, 1997, the Company acquired 381,900 shares of its common stock for approximately $1.6 million, pursuant to a 500,000 share stock repurchase program announced in February 1996. A total of 459,000 shares were repurchased under this program which has been suspended.

The Company expects to make capital expenditures of approximately $150,000 during the remainder of fiscal 1997. The Company believes that cash generated from operations, the cash on hand at March 31, 1997 and available borrowings under the revolving credit agreement will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1997.

OTHER MATTERS

On April 1, 1997, a special committee of the Company's outside Board members (the "Special Committee") appointed Richard D. Ellison, Ph.D., P.E., as Chairman of the Board, President and Chief Executive Officer. Vincent A. Rocco, former Chairman and Chief Executive Officer, and Bruce D. Cowen, former President and Director, had resigned. Mr. Ellison will also continue as President of TRC Environmental Solutions, Inc. In a related action, Richard D. McGuire, former President of TRC Environmental Corporation, also joined the Board. Also, on April 1, 1997, the Company reached an agreement with Messrs. Rocco and Cowen under which they have agreed to make restitution to the Company for the amount by which the Company was damaged by virtue of the exercise of stock options in excess of the amount authorized to be issued to them as well as for certain travel and entertainment expenses that exceeded Company policies. The amounts to be paid are being determined. As previously reported, the Special Committee has been investigating that subject and other matters and expects that its inquiry will be concluded during the current quarter.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -

               27 - Financial Data Schedule (for SEC purposes only)

          (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1997, however, a Form 8-K was filed on April 3, 1997 related to events originating in that quarter.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TRC COMPANIES, INC.


May 15, 1997                            by:       /s/ Harold C. Elston, Jr.
                                           -------------------------------------
                                                      Harold C. Elston, Jr.
                                                  Vice President and Treasurer
                                                  (Chief Accounting Officer)