Form 10-K405
period 1997-06-30
TRC COMPANIES INC /DE/
filed 1997-09-29
CIK 103096

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-K

   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                    Act of 1934

For the fiscal year ended June 30, 1997          Commission file number 1-9947

                                 TRC COMPANIES, INC.
                (Exact name of registrant as specified in its charter)

         Delaware                                   06-0853807
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

     5 Waterside Crossing
     Windsor, Connecticut                              06095
-------------------------------        ------------------------------------
(Address of principal executive                      (Zip Code)
           offices)

         Registrant's telephone number, including area code:  (860) 289-8631

             Securities registered pursuant to Section 12(b) of the Act:


                                              Name of each exchange
    Title of each class                        on which registered
-------------------------------        ------------------------------------
 Common Stock, $.10 par value                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve
(12) months and has been subject to such filing requirements for the past ninety (90) days.

    The aggregate market value of the registrant's voting stock held by non-affiliates on September 8, 1997, was approximately $20,745,452.

    On September 8, 1997, there were 6,688,102 shares of Common Stock of the registrant outstanding.

                         Documents incorporated by reference:

    Portions of the following documents are incorporated by reference into this Report: (1) registrant's 1997 Annual Report to Shareholders (Part II); and (2) registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 1997 (Part III).

                                        PART I

Item 1.       Business

TRC Companies, Inc. (the Company) together with its wholly-owned subsidiaries, provides a full range of environmental management, engineering and remediation services and specialized pollution control measurement instrumentation to industry and government.

Significant events in the development of the Company's business include: (i) the acquisition in March 1994 of the business assets, liabilities and obligations of Environmental Solutions, Inc. of Irvine, California, a firm providing a broad range of solid and hazardous waste engineering and consulting services, specializing in remedial design and construction management; and (ii) the acquisition in May 1994 of the capital stock of Mariah Associates, Inc. (Mariah) of Laramie, Wyoming, a full-service environmental consulting firm serving primarily the western United States with a focus on cultural resource consulting and environmental impact statements. The acquisition of Environmental Solutions, Inc. was treated as a purchase for accounting purposes and Mariah was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements issued prior to May 1994 have been restated to include the financial results of Mariah.

Environmental Management, Engineering and Remediation Services

The Company provides environmental management, engineering and remediation services through a network of offices primarily across the United States. The Company has expertise in all areas of air quality and hazardous waste management, regulatory compliance and permitting, environmental consulting, pollution control engineering, and cultural and natural resources management.

The Company's air quality services incorporate all technical aspects of facility permitting, control engineering, regulatory compliance and air quality analyses and measurement. The Company also provides a broad range of solid and hazardous waste management and engineering services, specializing in all aspects of planning, design, permitting and construction for all classes of landfills and solid waste disposal facilities, remedial designs and construction management of on-site remediation facilities, as well as all aspects of site evaluation, permitting and solid and groundwater remediation engineering.

The Company provides a wide range of cultural and natural resource management services, with a special focus on environmental impact statements, permitting, and ecological, archaeological, and historical studies and reclamation planning.

Additionally, the Company provides risk management services that assess toxicological, exposure and clinical data to protect human health and determine risk-based controls. The Company's industrial hygienists and asbestos engineers address indoor environment problems and assist in managing workplace risks. The Company also develops, organizes and assesses major databases used by government agencies and industry to make strategic decisions. The Company also provides site/civil and transportation/traffic engineering services that include the analyses of traffic conditions and development of highway improvements; and, weather modification services to water districts, municipalities, irrigation companies and other organizations that utilize water.

Specialized Air Pollution Measurement Instruments

The Company's wholly-owned subsidiary, Monitoring Instruments for the Environment, Inc., Inc. (MIE), develops, manufactures and markets a line of specialized pollution control measurement instruments that provide real-time measurement of airborne dust, smoke, fumes, asbestos fibers and other particulates. These instruments have diverse applications including worker's health protection, asbestos remediation monitoring, energy conservation and particulate monitoring.

Clients

The Company's clients include companies in the chemical, automotive, petroleum, construction, transportation, mining, waste management and other industries, financial institutions, public utilities, and state and federal government agencies.

For fiscal 1997, 1996 and 1995, the federal government (principally the U.S. Environmental Protection Agency and the U.S. Department of Defense) accounted for 22%, 17% and 15%, respectively, of the Company's net service revenue. No other client represented 10% or more of the Company's net service revenue in any of those years.


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

Backlog


At June 30, 1997, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $34.3 million, as compared to approximately $35.6 million at June 30, 1996. The Company expects that approximately 75% of this backlog will be completed in fiscal 1998. In addition to this net contract backlog, the Company holds open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. There can be no assurance that any work included in backlog will not be canceled or delayed.

Employees

As of June 30, 1997, the Company had approximately 675 full and part-time employees. Approximately 80% of these employees are engaged primarily in performing environmental engineering and consulting, and process and civil engineering services for clients. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes registered professional engineers, civil, environmental and chemical engineers, meteorologists, geologists, hydrologists, hydrogeologists, toxicologists, chemists, industrial hygienists, archaeologists, biologists and others with degrees and experience that enable them to provide a full range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

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

Research and Development

During the past year the Company continued work both on programs relating to its hazardous and toxic waste services and on development of new products for monitoring airborne contaminants. Research and development costs are charged to operations as incurred and amounted to approximately $190,000 in fiscal 1997, as compared to approximately $283,000 in fiscal 1996 and $204,000 in fiscal 1995.

Environmental and Other Considerations

The Company does not believe that its own compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on capital expenditures, earnings or competitive position.

Item 2.  Properties

The Company provides its services through a network of twenty-one offices located nationwide and an office in Santiago, Chile. The Company does not own any real estate and leases approximately 225,000 square feet of office and laboratory space to support these operations. The Company owns substantially all of the analytical, chemical monitoring, emissions testing and other specialized equipment required to render its various services. In addition, the Company leases certain computers and office equipment. The Company also leases approximately 15,000 square feet of space in Bedford, Massachusetts for MIE's manufacturing operation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                       PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Information on "Market for the Registrant's Common Equity and Related Stockholder Matters" is contained on page 24 of the Company's 1997 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 6.  Selected Financial Data

Information on "Selected Financial Data" is contained on page 8 of the Company's 1997 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Results of Operations and Financial Condition" is contained on pages 9 through 12 of the Company's 1997 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of TRC Companies, Inc. and Report of Independent Accountants set forth on pages 13 through 23 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference:

    Consolidated Statements of Operations, Cash Flows and Changes in
           Shareholders' Equity - Years ended June 30, 1997, 1996 and 1995

    Consolidated Balance Sheets - June 30, 1997 and 1996

    Notes to Consolidated Financial Statements

    Report of Independent Accountants, dated August 26, 1997

The supplementary data regarding quarterly results of operations is contained on page 8 of the Company's 1997 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                       PART III

Item 10. Directors and Executive Officers of the Registrant

Information on the Company's Directors and Executive Officers is contained on pages 3 through 11 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held October 24, 1997, and such information is incorporated herein by reference.

The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the
Company:


                                     PRESENT POSITION AND                      OTHER POSITIONS HELD
NAME AND AGE                         DATE OF APPOINTMENT                      DURING LAST FIVE YEARS

Richard D. Ellison......(58)    Chairman, Chief Executive Officer        Senior Vice President and Chief
                                and President (April 1997)               Engineer, TRC Companies, Inc.;
                                                                         President, Environmental Solutions,
                                                                         Inc.

Richard J. McGuire, Jr. (53)    Director of the Company (April           President, TRC Environmental
                                1997) and President, TRC Mariah          Corporation; President, Mariah
                                Associates, Inc. (May 1994)              Associates, Inc.

John H. Claussen........(48)    President, TRC Environmental             Senior Vice President and General
                                Corporation (February 1997)              Counsel, TRC Companies, Inc.;
                                                                         Managing Environmental Counsel and
                                                                         Manager, Remediation Programs,
                                                                         General Electric Company

Miro Knezevic...........(47)    Executive Vice President, TRC            Executive Vice President,
                                Environmental Solutions, Inc.            Environmental Solutions, Inc.
                                (March 1994)

Martin H. Dodd..........(44)    Senior Vice President and General        Vice President and Deputy General
                                Counsel (February 1997)                  Counsel, TRC Companies, Inc.;
                                                                         Counsel - Environmental Programs,
                                                                         General Electric Company

Glenn E. Harkness.......(49)    Senior Vice President, TRC               Vice President, TRC Environmental
                                Environmental Corporation                Corporation; Vice President of
                                (September 1997)                         Environmental Permitting, ENSR
                                                                         Corporation

Harold C. Elston, Jr....(53)    Vice President and Treasurer             Same
                                (October 1991)


       No family relationship exists between any of the individuals named above.

Item 11.  Executive Compensation

Information on "Executive Compensation" is contained on pages 6 through 11 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 24, 1997, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained on pages 2 through 5 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 24, 1997, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information on "Certain Relationships and Related Transactions" is contained on page 13 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 24, 1997 and such information is incorporated herein by reference.

                                       PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Financial Statements and Schedule

    1. The Consolidated Financial Statements and Report of Independent Accountants set forth on pages 13 through 23 of the Company's 1997 Annual Report to Shareholders are incorporated by reference into this report by Item 8 herein.

    2.   The Consolidated Financial Statement Schedule and Report of
         Independent Accountants on such schedules are included in this report on the pages indicated.
                                                                            Page
         Report of Independent Accountants on Financial Statement Schedule   10

         Schedule II - Valuation and Qualifying Accounts                     12


         All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

    On June 9, 1997, the Company filed a Current Report on Form 8-K pursuant to
    Item 5 thereof, reporting that the Special Committee of outside board members, created on March 28, 1997 had completed its investigation of the exercise of stock options by the Company's former Chairman and Chief Executive Officer, Vincent A. Rocco, and former President, Bruce D. Cowen, in excess of those the Board had authorized as well as other matters. The investigation revealed no circumstances that had any material effect on the Company's historical audited financial statements.

(c) Exhibits

    3.1 Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.

    3.2 Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 as filed on April 16, 1986, Registration No. 33-4896.

   10.1  Restated Stock Option Plan, dated October 25, 1996.

    10.3 Amended and Restated Revolving Credit and Term Loan Agreement, by and among TRC Companies, Inc. and its subsidiaries and The First National Bank of Boston, dated March 15, 1995, incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1995.

    10.3.1 Amendment, dated August 6, 1996, to the Amended and Restated Revolving Credit and Term Loan Agreement by and among TRC Companies, Inc. and its subsidiaries, The First National Bank of Boston and BayBank, N.A.

    10.4 Asset Purchase Agreement, dated March 21, 1994, by and among TRC Companies, Inc., Environmental Solutions, Inc., Richard D. Ellison and Miro Knezevic; Registration Rights Agreement among TRC Companies, Inc. and Environmental Solutions, Inc., dated March 21, 1994; and 5.75% Subordinated Note, due March 21, 1997, incorporated by reference to the Company's Form 8-K, dated April 1, 1994.

    10.4.1 Amendment, dated July 1, 1997, to Subordinated Note, by and among TRC Companies, Inc., R & M Corporation, Richard D. Ellison and Miro Knezevic.

    10.5 Stock Purchase Agreement, dated May 27, 1994, by and among TRC Companies, Inc., Richard J. McGuire, Jr., W. Thomas Turner and Stephen B. Goppert; Registration Rights Agreement, dated May 27, 1994, by and among TRC Companies, Inc., Richard J. McGuire, Jr.,
             W. Thomas Turner and Stephen B. Goppert, incorporated by reference to the Company's Form 8-K, dated June 10, 1994.

    10.7 Termination Agreement, Dated April 1, 1997, between TRC Companies, Inc. and Vincent A. Rocco, incorporated by reference to the Company's Form 8-K, dated June 9, 1997.

    10.7.1 Termination Agreement, Dated April 1, 1997, between TRC Companies, Inc. and Bruce D. Cowen, incorporated by reference to the Company's Form 8-K, dated June 9, 1997.

    10.8 Executive Incentive Compensation Plan, as adopted June 20, 1988, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1988.

    13 Annual Report to Shareholders for the fiscal year ended June 30, 1997. (Only those portions expressly incorporated by reference are deemed to be filed herewith.)

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

                                       TRC COMPANIES, INC.


Dated:  September 25, 1997             By:  /s/Richard D. Ellison
                                            ---------------------
                                               Richard E. Ellison
                                               Chairman, Chief Executive Officer
                                               and President  (Principal
                                               Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



     /s/ Richard D. Ellison       Chairman, Chief Executive          September 25, 1997
-------------------------------   Officer, President and Director
         Richard D. Ellison


    /s/ Edward G. Jepsen          Director                           September 25, 1997
-------------------------------
        Edward G. Jepsen


    /s/ Richard J. McGuire, Jr.   Director                           September 25, 1997
-------------------------------
        Richard J. McGuire, Jr.


    /s/ Edward W. Large           Director                           September 25, 1997
-------------------------------
        Edward W. Large


    /s/ J. Jeffrey McNealey       Director                           September 25, 1997
-------------------------------
        J. Jeffrey McNealey


    /s/ Harold C. Elston, Jr.     Vice President and Treasurer       September 25, 1997
-------------------------------   (Principal Financial and
        Harold C. Elston, Jr.     Accounting Officer)


                         Report of Independent Accountants on
                             Financial Statement Schedule


To the Shareholders and Board of Directors of TRC Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated August 26, 1997, appearing on page 23 of the 1997 Annual Report to Shareholders of TRC Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP


Hartford, Connecticut
August 26, 1997

                          Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-84660) and in the Registration Statements on Form S-8 (Nos. 2-66247, 2-77690, 33-18771, 33-26748, 33-38810, 33-45169, 33-70662, 33-87446 and 33-87448) of TRC Companies,
Inc. of our report dated August 26, 1997 appearing on page 23 of the 1997 Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 10 of this Form 10-K.


PRICE WATERHOUSE LLP


Hartford, Connecticut
September 25, 1996

    TRC Companies, Inc. Schedule II--Valuation and Qualifying Accounts For the Years Ended June 30, 1997, 1996 and 1995

                                    BALANCE AT   CHARGED TO  ALLOWANCES     RECLASSIFICATION                BALANCE AT
                                    BEGINNING    COSTS AND   FROM ACQUIRED     FROM OTHER                     END OF
DESCRIPTION                         OF PERIOD    EXPENSES    BUSINESSES         ACCRUALS      DEDUCTIONS *    PERIOD
----------------------------------  ----------  -----------  --------------  --------------   ------------ -----------
1997
 Allowance for doubtful accounts..   $2,500,000    $999,000      $73,000       $  --        $(1,272,000)    $2,300,000
                                     ----------  -----------  ------------  ------------  --------------   ------------
1996
 Allowance for doubtful accounts..   $1,700,000  $2,660,000      $  --         $  --        $(1,860,000)    $2,500,000
                                     ----------  -----------  -----------  -------------  --------------   ------------
1995
 Allowance for doubtful accounts..   $1,788,000    $824,000      $  --       $1,332,000     $(2,244,000)    $1,700,000
                                     ----------  -----------  -----------  --------------  --------------  ------------

------------------------

*   Uncollectable accounts written off, net of recoveries.

                                                   TRC Companies, Inc.
                                                 Form 10-K Exhibit Index
                                             Fiscal Year Ended June 30, 1997



     Exhibit                                                               Sequential Page
     Number              Description                                             Number
------------   -------------------------------------------------------     ---------------
     10.1      Restated Stock Option Plan, dated October 25, 1996.              14 - 19

     10.4.1    Amendment,  dated July 1, 1997,  to Subordinated Note,           20 - 31
               by and among TRC Companies, Inc.,
               R & M Corporation, Richard D. Ellison and Miro Knezevic.

     13        Annual Report to Shareholders for the fiscal year ended          32 - 55
               June 30, 1997.

     21        Subsidiaries of the Registrant.                                     56

     27        Financial Data Schedule (for SEC purposes only).                    57

                                            13