Form 10-Q
period 1997-09-30
TRC COMPANIES INC /DE/
filed 1997-11-14
CIK 103096

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the quarterly period ended September 30, 1997

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period from __________ to __________

                          COMMISSION FILE NUMBER 1-9947

                                TRC COMPANIES, INC.
              (Exact name of registrant as specified in its charter)

           Delaware                                   06-0853807
--------------------------------------    -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

        5 Waterside Crossing
         Windsor, Connecticut                            06095
----------------------------------------  -----------------------------------
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code: (860) 289-8631

                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. / / YES /x/ NO

    On September 30, 1997 there were 6,688,102 shares of the registrant's common stock, $.10 par value, outstanding.


-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              TRC COMPANIES, INC.

                 CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                      QUARTER ENDED SEPTEMBER 30, 1997

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Statements of Operations for the three months ended
             September 30, 1997 and 1996..................................  3

         Balance Sheets at September 30, 1997 and June 30, 1997...........  4

         Statements of Cash Flows for the three months ended
             September 30, 1997 and 1996..................................  5

         Notes to Financial Statements....................................  6

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition......................................  7

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 10

Item 6.  Exhibits and Reports on Form 8-K................................. 11

Signature................................................................. 11

                       PART I: FINANCIAL INFORMATION

                           TRC COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                         1997           1996
                                                                                     -------------  -------------
GROSS REVENUE                                                                        $  17,560,310  $  18,029,165
  Less subcontractor costs and direct charges                                            4,570,143      4,643,202
                                                                                     -------------  -------------
NET SERVICE REVENUE                                                                     12,990,167     13,385,963
                                                                                     -------------  -------------
OPERATING COSTS AND EXPENSES:
  Direct labor and fringe benefit costs                                                  5,680,971      5,776,914
  Indirect costs and expenses                                                            5,543,783      5,471,442
  General and administrative expenses                                                      679,378        917,377
  Depreciation and amortization                                                            668,521        684,932
                                                                                     -------------  -------------
                                                                                        12,572,653     12,850,665
                                                                                     -------------  -------------
INCOME FROM OPERATIONS                                                                     417,514        535,298
Interest expense                                                                           220,251        196,755
                                                                                     -------------  -------------
INCOME BEFORE TAXES                                                                        197,263        338,543
Federal and state income tax provision                                                      75,000        129,000
                                                                                     -------------  -------------
NET INCOME                                                                           $     122,263  $     209,543
                                                                                     -------------  -------------
                                                                                     -------------  -------------
EARNINGS PER SHARE                                                                   $         .02  $         .03
                                                                                     -------------  -------------
                                                                                     -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING               6,688,102      6,894,971
                                                                                     -------------  -------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              TRC COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                         SEPTEMBER 30,    JUNE 30,
                                                             1997           1997
                                                         -------------  -------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $     372,286  $   1,020,065
  Accounts receivable, less allowance for doubtful
    accounts                                                26,593,295     26,539,226
  Inventories                                                1,059,491      1,092,391
  Income taxes refundable                                      580,713        598,677
  Deferred income tax benefits                                 930,000        884,000
  Prepaid expenses and other current assets                  1,857,387      1,324,114
                                                         -------------  -------------
                                                            31,393,172    31,458,473
                                                         -------------  -------------
PROPERTY AND EQUIPMENT, AT COST                             20,464,529     20,295,696
  Less accumulated depreciation and amortization            16,021,998     15,596,670
                                                         -------------  -------------
                                                             4,442,531      4,699,026
                                                         -------------  -------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES,
  NET OF ACCUMULATED AMORTIZATION                           25,080,519     25,310,445
                                                         -------------  -------------
OTHER ASSETS                                                   837,702        822,315
                                                         -------------  -------------
                                                         $  61,753,924  $  62,290,259
                                                         -------------  -------------
                                                         -------------  -------------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of debt                                $   7,650,000  $   4,000,000
  Accounts payable                                           2,625,678      2,740,240
  Accrued compenation and benefits                           2,451,995      2,508,369
  Other accrued liabilities                                    818,330      1,529,992
                                                         -------------  -------------
                                                            13,546,003     10,778,601
                                                         -------------  -------------
NONCURRENT LIABILITIES:
  Long-term debt                                             3,500,000      7,000,000
  Deferred income taxes                                      1,742,000      1,668,000
                                                         -------------  -------------
                                                             5,242,000      8,668,000
                                                         -------------  -------------
SHAREHOLDERS' EQUITY:
  Capital stock:
     Preferred, $.10 par value; 500,000 shares
       authorized, none issued                                     --             --
     Common, $.10 par value; 30,000,000 shares
       authorized, 7,316,755 shares issued at
       September 30, 1997 and June 30, 1997                    731,675        731,675
  Additional paid-in capital                                38,093,644     38,093,644
  Retained earnings                                          7,037,605      6,915,342
                                                         -------------  -------------
                                                            45,862,924     45,740,661
  Less treasury stock, at cost                               2,897,003      2,897,003
                                                         -------------  -------------
                                                            42,965,921     42,843,658
                                                         -------------  -------------
                                                         $  61,753,924  $  62,290,259
                                                         -------------  -------------
                                                         -------------  -------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              TRC COMPANIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                1997        1996
                                                                             ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $  122,263  $   209,543
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               668,521      684,932
    Change in deferred taxes and other non-cash items                            28,000       18,552
    Changes in assets and liabilities:
      Accounts receivable                                                       (54,069)    (800,610)
      Inventories                                                                32,900       52,080
      Prepaid expenses and other current assets                                (533,273)    (409,473)
      Accounts payable                                                         (114,562)   1,183,852
      Accrued compensation and benefits                                         (56,374)    (226,276)
      Income taxes                                                               17,964       56,680
      Other accrued liabilities                                                (711,662)    (235,035)
                                                                             ----------  -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (600,292)     534,245
                                                                             ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                                     (168,833)     (45,067)
  Decrease (increase) in other assets, net                                      (28,654)    (191,304)
                                                                             ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                                          (197,487)    (236,371)
                                                                             ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on debt                                           150,000      800,000
  Purchase of treasury stock                                                     --       (1,266,630)
                                                                             ----------  -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             150,000     (466,630)
                                                                             ----------  -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                          (647,779)    (168,756)
Cash and cash equivalents, beginning of period                                1,020,065    1,321,524
                                                                             ----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  372,286  $ 1,152,768
                                                                             ----------  -----------
                                                                             ----------  -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              TRC COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1. The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations and cash flows for the three months ended September 30, 1997 and 1996 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997.

2. Earnings per common share are based upon the weighted average number of common shares outstanding and, when dilutive, common stock equivalents using the treasury stock method.

3. The components of inventories were as follows:

                                                                                       SEPTEMBER 30,    JUNE 30,
                                                                                           1997           1997
                                                                                       -------------  ------------
   Materials and supplies                                                              $   444,107   $    637,147
   Work-in-progress                                                                        179,653         33,552
   Finished goods                                                                          435,731        421,692
                                                                                       -------------  ------------
                                                                                        $ 1,059,491   $  1,092,391
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                            TRC COMPANIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                Three Months Ended September 30, 1997 and 1996

OVERVIEW

    TRC Companies, Inc. provides a broad range of environmental management, engineering and remediation services and specialized pollution control measurement instrumentation to industry and government.

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

    The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:

                                                                                             THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,

                                                                                              1997       1996
                                                                                           ---------  ---------
NET SERVICE REVENUE                                                                          100.0%     100.0%
                                                                                           ---------  ---------
OPERATING COSTS AND EXPENSES:
  Direct labor and fringe benefit costs                                                       43.7       43.1
  Indirect costs and expenses                                                                 42.7       40.9
  General and administrative expenses                                                          5.2        6.9
  Depreciation and amortization                                                                5.2        5.1
                                                                                           ---------  ---------
INCOME FROM OPERATIONS                                                                         3.2        4.0
Interest expense                                                                               1.7        1.5
                                                                                           ---------  ---------
INCOME BEFORE TAXES                                                                            1.5        2.5
Federal and state income tax provision                                                         0.5        0.9
                                                                                           ---------  ---------
NET INCOME                                                                                     1.0%       1.6%
                                                                                           ---------  ---------
                                                                                           ---------  ---------

Net service revenue decreased by 3.0% during the three months ended
September 30, 1997 to $13.0 million, from $13.4 million in the same period last year. Compared to the previous quarterly period, net service revenue increased by 1.4% as the Company had its second straight quarter of stabilized revenues after two years of continuous net service revenue declines. The Company believes that the larger revenue declines experienced during the past two years are not expected to recur in the near future as the market for the Company's services improves.

Direct labor and fringe benefit costs decreased by 1.7% during the three months ended September 30, 1997, as compared to the same period last year, primarily due to the decrease in net service revenue. Indirect costs and expenses increased by 1.3% during the three months ended September 30, 1997, as compared to the same period last year. However, as compared to the previous quarterly period, these costs decreased by 1.6% primarily due to recent reductions in overhead costs and to a slight increase in staff utilization.

General and administrative expenses decreased by 25.9% during the three months ended September 30, 1997, as compared to the same period last year. Compared to the previous quarterly period, these costs decreased by 12.9%. These decreases are the direct result of the cost reduction efforts taken in the fourth quarter of fiscal 1997.

Depreciation and amortization expense decreased by 2.4% during the three months ended September 30, 1997, as compared to the same period last year. This decrease was due to the comparative reduction in capital expenditures during fiscal 1997 and 1996, combined with the effect of other equipment which became fully depreciated.

The Company reported income from operations of $417,514 for the three months ended September 30, 1997, down from $535,298 in the same period last year. The decrease was the direct result of the reduction in net service revenue, partially offset by lower operating costs and expenses resulting from the cost reduction efforts taken in the fourth quarter of fiscal 1997.

Interest expense increased by 11.9% during the three months ended September
30, 1997, as compared to the same period last year. Although average outstanding borrowings was less in the current quarterly period, interest expense increased because of higher interest rates on the bank debt and the subordinated note.

The provision for federal and state income taxes was recorded at an effective rate of 38% of income before taxes for the three months ended September 30, 1997 and 1996. The Company believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and the fact that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash provided by operations and borrowings based upon the strength of its balance sheet to fund operations. The Company's liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities, and to reduce debt. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels and an adequate bank line of credit.

Cash flows used in operating activities during the three months ended
September 30, 1997 was approximately $.6 million. The cash generated by the net income and by the non-cash charges against income for depreciation and amortization was substantially offset by the increase in prepaid expenses relative to the fiscal 1998 liability insurance program and by the reduction in other accrued liabilities related to the payment of costs incurred in connection with the Special Investigation initiated by the Board of Directors on March 28, 1997, to investigate the allegations of improper exercising of stock options and other matters by the Company's former Chairman and Chief Executive Officer, Vincent A. Rocco, and former President, Bruce D. Cowen.

Cash used for investing activities was approximately $.2 million during the three months ended September 30, 1997, primarily related to additions to property and equipment, and an increase in other assets. The Company expects to make capital expenditures of approximately $.3 million during the remainder of fiscal 1998.

The Company relies on its bank financing arrangement to assist in funding various operating and financing activities. The Company has available revolving credit facility which expires June 30, 1998. Under the agreement, the Company has a $6 million credit facility secured by accounts receivable that will reduce quarterly to $4 million at June 30, 1998. Borrowings under the agreement will bear interest at the bank's base rate or the Eurodollar rate plus 2%. The agreement requires the Company to meet certain financial ratios. At September 30, 1997, outstanding borrowings pursuant to the agreement were $4.2 million, at an average interest rate of 7.7%. The Company intends to repay a substantial portion of the outstanding balance over the next nine months from available cash flow.

At September 30, 1997, the Company's long-term debt consisted of a $7 million subordinated note issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc. and subsequently amended as of July 11, 1997. Interest on the note accrues at the greater of the interest rate paid on the Company's bank debt or 7.75%. The outstanding balance at September 30, 1997 will be repaid in two equal installments of $3.5 million on July 1, 1998 and 1999.

The Company expects to increase its available cash flow over the remainder of fiscal 1998, primarily from operations and from reductions in working capital derived mainly from the collection of accounts receivable. The Company believes that cash generated from operations, the cash on hand at September 30, 1997 and available borrowings under the bank line of credit will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1998. Upon termination of the revolving credit agreement with the bank on June 30, 1998, the Company expects to renew or replace the facility.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), which establishes new standards for computing and presenting earnings per share requiring the presentation of basic and diluted earnings per share. FAS 128 is effective for the Company beginning with the fiscal quarter ending December 31, 1997, including restatement of prior periods; earlier application is not permitted. The impact of the statement on earnings per share is not expected to be material.

In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The Company plans to adopt the standard beginning in fiscal 1999, as required. Adoption is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 131, Disclosures about
Segments of an Enterprise and Related Information, also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard will be effective for the Company in fiscal 1999. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior period information is required. Adoption is not expected to have a material impact on the financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, government funding, level of demand for the Company's services, product acceptance, industry-wide competitive factors and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results.

                      PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, for a description of existing litigation against the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits -

        10.3 Second Amended and Restated Revolving Credit Agreement, among TRC Companies, Inc. and its subsidiaries, and BankBoston, N.A., dated August 25, 1997.

        27   Financial Data Schedule (for SEC purposes only)

    (b) Reports on Form 8-K- There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRC COMPANIES, INC.

November 14, 1997                   by: /s/ Harold C. Elston, Jr.
                                       ---------------------------------
                                            Harold C. Elston, Jr.
                                         Vice President and Treasurer
                                          (Chief Accounting Officer)