Form 10-Q
period 1997-12-31
TRC COMPANIES INC /DE/
filed 1998-02-13
CIK 103096

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

               For the quarterly period ended December 31, 1997

                                       OR

    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

         For the transition period from ____________ to ____________

                          Commission file number 1-9947

                              TRC COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                    06-0853807
---------------------------------         ------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


        5 Waterside Crossing
        Windsor, Connecticut                              06095
---------------------------------         ------------------------------------
       (Address of principal                            (Zip Code)
         executive offices)

      Registrant's telephone number, including area code: (860) 289-8631

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. /x/ YES   / / NO

    On December 31, 1997 there were 6,688,102 shares of the registrant's common stock, $.10 par value, outstanding.

                              TRC COMPANIES, INC.

                   Contents of Quarterly Report on Form 10-Q

                       Quarter Ended December 31, 1997


PART I--FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements
          Statements of Operations for the three and
           six months ended December 31, 1997 and 1996..............3

          Balance Sheets at December 31, 1997 and
           June 30, 1997............................................4

          Statements of Cash Flows for the six months
           ended December 31, 1997 and 1996.........................5

          Notes to Financial Statements.............................6

 Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition.......................7

PART II--Other Information

 Item 1.  Legal Proceedings........................................12

 Item 6.  Exhibits and Reports on Form 8-K.........................12

Signature..........................................................12


                        PART I: FINANCIAL INFORMATION

                              TRC Companies, Inc.

                    Consolidated Statements of Operations
                                 (Unaudited)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              DECEMBER 31,                  DECEMBER 31,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
Gross revenue.......................................  $  19,053,815  $  17,210,373  $  36,614,125  $  35,239,538
  Less subcontractor costs and direct charges.......      6,109,816      4,485,406     10,679,959      9,128,608
                                                      -------------  -------------  -------------  -------------
Net service revenue.................................     12,943,999     12,724,967     25,934,166     26,110,930
                                                      -------------  -------------  -------------  -------------
Operating costs and expenses:
  Direct labor and fringe benefit costs.............      5,737,332      5,700,327     11,418,303     11,477,241
  Indirect costs and expenses.......................      5,297,530      5,025,437     10,841,313     10,496,879
  General and administrative expenses...............        604,655        916,417      1,284,033      1,833,794
  Depreciation and amortization.....................        668,496        687,806      1,337,017      1,372,738
                                                      -------------  -------------  -------------  -------------
                                                         12,308,013     12,329,987     24,880,666     25,180,652
                                                      -------------  -------------  -------------  -------------
Income from operations..............................        635,986        394,980      1,053,500        930,278
Interest expense....................................        223,161        202,272        443,412        399,027
                                                      -------------  -------------  -------------  -------------
Income before taxes.................................        412,825        192,708        610,088        531,251
Federal and state income tax provisions.............        157,000         73,000        232,000        202,000
                                                      -------------  -------------  -------------  -------------
Net income..........................................  $     255,825  $     119,708  $     378,088  $     329,251
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Earnings per share:
  Basic and diluted.................................  $         .04  $         .02  $         .06  $         .05
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Average shares outstanding:
  Basic.............................................      6,688,102      6,685,897      6,688,102      6,790,434
  Diluted...........................................      6,688,902      6,701,985      6,688,752      6,802,081
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

    The accompanying notes are an integral part of the financial statements.

                               TRC Companies, Inc.

                          Consolidated Balance Sheets
                                 (Unaudited)

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         1997           1997
                                                                                     -------------  -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     876,973  $   1,020,065
  Accounts receivable, less allowance for doubtful accounts........................     25,775,652     26,539,226
  Inventories......................................................................      1,233,819      1,092,391
  Income taxes refundable..........................................................        306,713        598,677
  Deferred income tax benefits.....................................................        954,000        884,000
  Prepaid expenses and other current assets........................................        951,899      1,324,114
                                                                                     -------------  -------------
                                                                                        30,099,056     31,458,473
                                                                                     -------------  -------------
Property and equipment, at cost....................................................     20,618,155     20,295,696
  Less accumulated depreciation and amortization...................................     16,446,659     15,596,670
                                                                                     -------------  -------------
                                                                                         4,171,496      4,699,026
                                                                                     -------------  -------------
Costs in excess of net assets of acquired businesses, net of accumulated
  amortization.....................................................................     24,850,593     25,310,445
                                                                                     -------------  -------------
Other assets.......................................................................        734,822        822,315
                                                                                     -------------  -------------
                                                                                     $  59,855,967  $  62,290,259
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt..........................................................  $   5,400,000  $   4,000,000
  Accounts payable.................................................................      2,420,269      2,740,240
  Accrued compensation and benefits................................................      1,559,486      2,508,369
  Unearned revenue.................................................................        997,038       --
  Other accrued liabilities........................................................        938,428      1,529,992
                                                                                     -------------  -------------
                                                                                        11,315,221     10,778,601
                                                                                     -------------  -------------
Noncurrent liabilities:
  Long-term debt...................................................................      3,500,000      7,000,000
  Deferred income taxes............................................................      1,819,000      1,668,000
                                                                                     -------------  -------------
                                                                                         5,319,000      8,668,000
                                                                                     -------------  -------------
Shareholders' equity:
 Capital stock:
   Preferred, $.10 par value; 500,000 shares authorized, none issued...............       --             --
   Common, $.10 par value; 30,000,000 shares authorized, 7,316,755 shares issued
     at December 31, 1997 and June 30, 1997........................................        731,675        731,675
 Additional paid-in capital........................................................     38,093,644     38,093,644
 Retained earnings.................................................................      7,293,430      6,915,342
                                                                                     -------------  -------------
                                                                                        46,118,749     45,740,661
 Less treasury stock, at cost......................................................      2,897,003      2,897,003
                                                                                     -------------  -------------
                                                                                        43,221,746     42,843,658
                                                                                     -------------  -------------
                                                                                     $  59,855,967  $  62,290,259
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of the financial statements.

                               TRC Companies, Inc.

                        Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            SIX MONTHES ENDED
                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1997         1996
                                                                                         -----------  -----------
Cash flows from operating activities:
  Net income...........................................................................  $   378,088  $   329,251
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization......................................................    1,337,017    1,372,738
    Change in deferred taxes and other non-cash items..................................       81,000       42,105
    Changes in assets and liabilities:
      Accounts receivable..............................................................      763,574    1,318,394
      Inventories......................................................................     (141,428)    (134,673)
      Prepaid expenses and other current assets........................................      372,215     (332,555)
      Accounts payable.................................................................     (319,971)    (183,451)
      Accrued compensation and benefits................................................     (948,883)    (294,259)
      Unearned revenue.................................................................      997,038      --
      Income taxes.....................................................................      291,964       50,779
      Other accrued liabilities........................................................     (591,564)    (274,490)
                                                                                         -----------  -----------
Net cash provided by (used in) operating activities....................................    2,219,050    1,893,839
                                                                                         -----------  -----------
Cash flows from investing activities:
  Additions to property and equipment, net.............................................     (322,459)    (190,470)
  Decrease (increase) in other assets, net.............................................       60,317     (166,337)
                                                                                         -----------  -----------
Net cash used in investing activities..................................................     (262,142)    (356,807)
                                                                                         -----------  -----------
Cash flows from financing activities:
  Repayment of debt....................................................................   (2,100,000)    (200,000)
  Purchase of treasury stock...........................................................      --        (1,496,102)
                                                                                         -----------  -----------
Net cash used in financing activities..................................................   (2,100,000)  (1,696,102)
                                                                                         -----------  -----------
Decrease in cash and cash equivalents..................................................     (143,092)    (159,070)
Cash and cash equivalents, beginning of period.........................................    1,020,065    1,321,524
                                                                                         -----------  -----------
Cash and cash equivalents, end of period...............................................  $   876,973  $ 1,162,454
                                                                                         -----------  -----------
                                                                                         -----------  -----------

    The accompanying notes are an integral part of the financial statements.

                              TRC Companies, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

    1. The consolidated balance sheet at December 31, 1997 and the consolidated statements of operations for the three and six months ended December 31, 1997 and 1996 and the consolidated statements of cash flows for the six months ended December 31, 1997 and 1996 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997.

    2. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share, in December 1997. As required by FAS 128, all periods presented have been restated to reflect adoption of the new accounting standard.

3. The components of inventories were as follows:

                                                                                       DECEMBER 31,    JUNE 30,
                                                                                           1997          1997
                                                                                       ------------  ------------
Materials and supplies...............................................................   $  697,330   $    637,147
Work-in-progress.....................................................................      132,728         33,552
Finished goods.......................................................................      403,761        421,692
                                                                                       ------------  ------------
                                                                                        $1,233,819   $  1,092,391
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    4. In December 1997, the Company entered into settlement agreements with its former Chairman and Chief Executive Officer, Vincent A. Rocco, and former President, Bruce D. Cowen. Pursuant to the agreements, the Company received reimbursement for damages related to the improper exercise of stock options and other matters, and for the costs of the investigation conducted by the Special Committee formed by the Board in March 1997. This matter has not had any material adverse effect on the Company's financial condition or results of operations.

                             TRC Companies, Inc.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

              Three and Six Months Ended December 31, 1997 and 1996

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

    The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:


                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                             DECEMBER 31,          DECEMBER 31,
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
Net service revenue....................................................      100.0%     100.0%     100.0%     100.0%
                                                                         ---------  ---------  ---------  ---------
Operating costs and expenses:
  Direct labor and fringe benefit costs................................       44.3       44.8       44.0       44.0
  Indirect costs and expenses..........................................       40.9       39.5       41.8       40.2
  General and administrative expenses..................................        4.6        7.2        4.9        7.0
  Depreciation and amortization........................................        5.1        5.4        5.2        5.2
                                                                         ---------  ---------  ---------  ---------
Income from operations.................................................        4.9        3.1        4.1        3.6
Interest expense.......................................................        1.7        1.6        1.7        1.5
                                                                         ---------  ---------  ---------  ---------
Income before taxes....................................................        3.2        1.5        2.4        2.1
Federal and state income tax provision.................................        1.2        0.6        0.9        0.8
                                                                         ---------  ---------  ---------  ---------
Net income.............................................................        2.0%       0.9%       1.5%       1.3%
                                                                         ---------  ---------  ---------  ---------


    Net service revenue increased by 1.7% during the three months ended December 31, 1997 to $12.9 million, from $12.7 million in the same period last year. The Company had its third straight quarter of stabilized revenue after two years of continuous net service revenue declines. The Company believes that the larger revenue declines experienced during the past two years are not expected to recur in the near future as the market for the Company's services improves. For the six months ended December 31, 1997, net service revenue decreased by .7% to $25.9 million, from $26.1 million in the same period last year.

    Direct labor and fringe benefit costs increased by .6% during the three months ended December 31, 1997, as compared to the same period last year, primarily due to the slight increase in net service revenue. For the six months ended December 31, 1997, direct labor and fringe benefit costs decreased by .5% compared to the same period last year, primarily due to the slight decrease in net service revenue. Indirect costs and expenses increased by 5.4% and 3.3%, respectively, during the three and six months ended December 31, 1997, as compared to the same periods last year. However, compared to the previous two quarterly periods, these costs decreased primarily due to recent reductions in overhead costs and to a slight increase in staff utilization.

    General and administrative expenses decreased by 34.0% and 30.0%, respectively, during the three and six months ended December 31, 1997, as compared to the same periods last year. These decreases are the direct result of the cost reductions undertaken in the fourth quarter of the last fiscal year.

    Depreciation and amortization expense decreased by 2.8% and 2.6% respectively, during the three and six months ended December 31, 1997, as compared to the same periods last year. These decreases are primarily due to the comparative reductions in capital expenditures in fiscal 1997 and 1996, combined with the effect of other equipment which became fully depreciated.

    Income from operations increased to $635,986 and $1,053,500, respectively, for the three and six months ended December 31, 1997, compared to $394,980 and $930,278, respectively, reported in the same periods last year. The increase for the three month period was due to the increase in net service revenue and lower operating costs. For the six month period, the increase was due to lower operating costs.

    Interest expense increased by 10.3% and 11.1%, respectively, during the three and six months ended December 31, 1997, as compared to the same periods last year. Although average outstanding borrowings were less in the current quarterly periods, interest expense increased because of higher interest rates on the bank debt and subordinated note.

    The provision for federal and state income taxes was recorded at an effective rate of 38% of income before taxes for the three and six months ended December 31, 1997 and 1996. The Company believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

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

    Operating activities are the principal source of cash flow for the Company. Operating activities provided over $2.2 million of cash flow during the six months ended December 31, 1997, up from $1.9 million in the same period last year. Such cash flow for the six months ended December 31, 1997 was primarily comprised of cash generated by net income and the non-cash charges against income for depreciation and amortization, from the reduction in receivables, the increase in unearned revenue and approximately net $1.1 million relating to the settlement agreements with former officers, and was partially offset by the timing of vendor payments and payroll costs.

    Cash used for investing activities was approximately $.3 million during the six months ended December 31, 1997, primarily related to additions to property and equipment, partially offset by the decrease in other assets. The Company expects to make capital expenditures of approximately $.2 million during the remainder of fiscal 1998.

    The Company relies on its bank financing arrangement to assist in funding various operating and financing activities. The Company has available a revolving credit facility which expires June 30, 1998. Under the agreement, the Company has a $5 million credit facility secured by accounts receivable that will reduce to $4 million at June 30, 1998. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 2%. The agreement requires the Company to meet certain financial ratios. At December 31, 1997, outstanding borrowings pursuant to the agreement were $1.9 million, at an average interest rate of 8.2%. The Company intends to repay a substantial portion of the outstanding balance over the next six months from available cash flow.

    At December 31, 1997, the Company's long-term debt consisted of a $7 million subordinated note issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc. and subsequently amended as of July 11, 1997. Interest on the note accrues at the greater of the interest rate paid on the Company's bank debt or 7.75%. The outstanding balance will be repaid in two equal installments of $3.5 million on July 1, 1998 and 1999.

    The Company expects to increase its available cash flow over the remainder of fiscal 1998, primarily from operations and from reductions in working capital derived mainly from the collection of accounts receivable. The Company believes that cash generated from operations, the cash on hand at December 31, 1997 and available borrowings under the bank line of credit will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1998. Upon termination of the revolving credit agreement with the bank on June 30, 1998, the Company expects to renew or replace the facility.

Other Matters

    In December 1997, the Company entered into settlement agreements with its former Chairman and Chief Executive Officer, Vincent A. Rocco, and former President, Bruce D. Cowen. Pursuant to the agreements, the Company received reimbursement for damages related to the improper exercise of stock options and other matters, and for the costs of the investigation conducted by the Special Committee formed by the Board in March 1997. This matter has not had any material adverse effect on the Company's financial condition or results of operations.

New Accounting Standards

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

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibit 27 -- Financial Data Schedule (for SEC purposes only)

    (b) Reports on Form 8-K--There were no reports on Form 8-K filed during the quarter ended December 31, 1997.



                                SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRC COMPANIES, INC.


February 13, 1998                           by:   /s/ Harold C. Elston, Jr.
                                                -----------------------------
                                                      Harold C. Elston, Jr.
                                                 Vice President and Treasurer
                                                  (Chief Accounting Officer)