Form 10-Q
period 1998-03-31
TRC COMPANIES INC /DE/
filed 1998-05-15
CIK 103096

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998


                                       OR


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________


                          Commission file number 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                06-0853807
      -----------------------------               ---------------------
     (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)



              5 Waterside Crossing
              Windsor, Connecticut                              06095
    ----------------------------------------              ---------------
    (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (860) 289-8631

                       -----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

On March 31, 1998 there were 6,782,202 shares of the registrant's common stock, $.10 par value, outstanding.

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


PART I - Financial Information

      Item 1.  Consolidated Financial Statements

               Statements of Operations for the three and nine months ended
                    March 31, 1998 and 1997....................................................  3

               Balance Sheets at March 31, 1998 and June 30, 1997..............................  4

               Statements of Cash Flows for the nine months ended
                    March 31, 1998 and 1997....................................................  5

               Notes to Financial Statements...................................................  6

      Item 2.  Management's Discussion and Analysis of Results of Operations
                    and Financial Condition....................................................  7


PART II - Other Information

      Item 1.  Legal Proceedings............................................................... 11

      Item 6.  Exhibits and Reports on Form 8-K................................................ 11


Signature...................................................................................... 11


                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended              Nine Months Ended
                                                     March 31,                       March 31,
                                               1998            1997            1998             1997
                                           ------------    ------------     ------------    ------------
Gross revenue .........................    $ 16,398,434    $ 15,873,491     $ 53,012,559    $ 51,113,029
  Less subcontractor costs
    and direct charges ................       3,479,036       4,005,687       14,158,995      13,134,295
                                           ------------    ------------     ------------    ------------
Net service revenue ...................      12,919,398      11,867,804       38,853,564      37,978,734
                                           ------------    ------------     ------------    ------------
Operating costs and expenses:
  Direct labor and fringe benefit costs       5,774,192       5,541,542       17,192,495      17,018,783
  Indirect costs and expenses .........       5,310,645       5,458,201       16,151,958      15,955,080
  General and administrative expenses .         591,459         951,778        1,875,492       2,785,527
  Depreciation and amortization .......         681,201         701,999        2,018,218       2,074,737
                                           ------------    ------------     ------------    ------------
                                             12,357,497      12,653,520       37,238,163      37,834,127
                                           ------------    ------------     ------------    ------------
Income (loss) from operations .........         561,901        (785,716)       1,615,401         144,562
Interest expense ......................         138,576         203,377          581,988         602,404
                                           ------------    ------------     ------------    ------------
Income (loss) before taxes ............         423,325        (989,093)       1,033,413        (457,842)
Federal and state income tax
  provision (benefit) .................         161,000        (376,000)         393,000        (174,000)
                                           ------------    ------------     ------------    ------------
Net income  (loss) ....................    $    262,325    $   (613,093)    $    640,413    $   (283,842)
                                           ------------    ------------     ------------    ------------
                                           ------------    ------------     ------------    ------------
Earnings (loss) per share:
  Basic and diluted ...................    $        .04    $       (.09)    $        .10    $       (.04)
                                           ------------    ------------     ------------    ------------
                                           ------------    ------------     ------------    ------------
Average shares outstanding:
  Basic ...............................       6,703,279       6,694,005        6,693,161       6,758,291
  Diluted .............................       6,719,741       6,694,005        6,699,081       6,766,056
                                           ------------    ------------     ------------    ------------
                                           ------------    ------------     ------------    ------------


    The accompanying notes are an integral part of the financial statements.

                               TRC COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                          March 31,       June 30,
                                ASSETS                                       1998           1997
                                                                         -----------    -----------
Current assets:
  Cash and cash equivalents .........................................    $   459,422    $ 1,020,065
  Accounts receivable, less allowance for doubtful accounts .........     24,753,929     26,539,226
  Inventories .......................................................      1,387,689      1,092,391
  Income taxes refundable ...........................................        194,465        598,677
  Deferred income tax benefits ......................................        982,000        884,000
  Prepaid expenses and other current assets .........................        726,378      1,324,114
                                                                         -----------    -----------
                                                                          28,503,883     31,458,473
                                                                         -----------    -----------
Property and equipment, at cost .....................................     21,140,742     20,295,696
  Less accumulated depreciation and amortization ....................     16,879,352     15,596,670
                                                                         -----------    -----------
                                                                           4,261,390      4,699,026
Costs in excess of net assets of acquired businesses, net of
  accumulated amortization ..........................................     25,693,669     25,310,445
                                                                         -----------    -----------
Other assets ........................................................        707,679        822,315
                                                                         -----------    -----------
                                                                         $59,166,621    $62,290,259
                                                                         -----------    -----------
                                                                         -----------    -----------
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt ...........................................    $ 3,600,000    $ 4,000,000
  Accounts payable ..................................................      2,251,465      2,740,240
  Accrued compensation and benefits .................................      1,803,220      2,508,369
  Unearned revenue ..................................................        824,738           --
  Other accrued liabilities .........................................        858,127      1,529,992
                                                                         -----------    -----------
                                                                           9,337,550     10,778,601
                                                                         -----------    -----------
Noncurrent liabilities:
  Long-term debt ....................................................      3,900,000      7,000,000
  Deferred income taxes .............................................      1,895,000      1,668,000
                                                                         -----------    -----------
                                                                           5,795,000      8,668,000
                                                                         -----------    -----------
Shareholders' equity:
  Capital stock:
    Preferred, $.10 par value; 500,000 shares authorized, none issued           --             --
    Common, $.10 par value; 30,000,000 shares authorized, 7,410,855 shares issued at March 31, 1998 and 7,316,755 shares issued
      at June 30, 1997 ..............................................        741,085        731,675
  Additional paid-in capital ........................................     38,634,234     38,093,644
  Retained earnings .................................................      7,555,755      6,915,342
                                                                         -----------    -----------
                                                                          46,931,074     45,740,661
  Less treasury stock, at cost ......................................      2,897,003      2,897,003
                                                                         -----------    -----------
                                                                          44,034,071     42,843,658
                                                                         -----------    -----------
                                                                         $59,166,621    $62,290,259
                                                                         -----------    -----------
                                                                         -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                               TRC COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                 March 31,
                                                            1998            1997
                                                         -----------     -----------
Cash flows from operating activities:
  Net income (loss)..................................    $   640,413     $  (283,842)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ...................      2,018,218       2,074,737
    Change in deferred taxes and other non-cash items        129,000        (139,480)
    Changes in assets and liabilities:
      Accounts receivable ...........................      2,360,097         819,863
      Inventories ...................................       (295,298)       (260,519)
      Prepaid expenses and other current assets .....        618,511        (283,290)
      Accounts payable ..............................       (498,026)        504,859
      Accrued compensation and benefits .............       (921,624)        627,464
      Unearned revenue ..............................        824,738            --
      Income taxes ..................................        404,212        (350,012)
      Other accrued liabilities .....................       (721,866)       (366,866)
                                                         -----------     -----------
Net cash provided by operating activities ...........      4,558,375       1,087,986
                                                         -----------     -----------
Cash flows from investing activities:
  Additions to property and equipment, net ..........       (763,005)       (342,424)
  Acquisition of business, net of cash received .....       (430,839)           --
  Decrease (increase) in other assets, net ..........         74,826        (135,982)
                                                         -----------     -----------
Net cash used in investing activities ...............     (1,119,018)       (478,406)
                                                         -----------     -----------
Cash flows from financing activities:
  Repayment of debt .................................     (4,000,000)        400,000
  Purchase of treasury stock ........................           --        (1,603,227)
                                                         -----------     -----------
Net cash used in financing activities ...............     (4,000,000)     (1,203,227)
                                                         -----------     -----------
Decrease in cash and cash equivalents ...............       (560,643)       (593,647)
Cash and cash equivalents, beginning of period ......      1,020,065       1,321,524
                                                         -----------     -----------
Cash and cash equivalents, end of period ............    $   459,422     $   727,877
                                                         -----------     -----------
                                                         -----------     -----------

    The accompanying notes are an integral part of the financial statements.

                               TRC COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

1. The consolidated balance sheet at March 31, 1998 and the consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended March 31, 1998 and 1997 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997.

2. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share, in December 1997. As required by FAS 128, all periods presented have been restated to reflect adoption of the new accounting standard.

3.   The components of inventories were as follows:


                                                March 31,         June 30,
                                                  1998              1997
                                               ----------        ----------
     Materials and supplies ...........        $  738,040        $  637,147
     Work-in-progress .................           176,007            33,552
     Finished goods ...................           473,642           421,692
                                               ----------        ----------
                                               $1,387,689        $1,092,391
                                               ----------        ----------
                                               ----------        ----------

4. In December 1997, the Company entered into settlement agreements with its former Chairman and Chief Executive Officer and former President. Pursuant to the agreements, the Company received reimbursement for damages related to the improper exercise of stock options and other matters, and for the costs of the investigation conducted by the Special Committee formed by the Board in March 1997. This matter has not had any material adverse effect on the Company's financial condition or results of operations.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               Three and Nine Months Ended March 31, 1998 and 1997

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:


                                             Three Months Ended    Nine Months Ended
                                                  March 31,            March 31,
                                               1998       1997      1998       1997
                                              -----      -----      -----      -----
Net service revenue ....................      100.0%     100.0%     100.0%     100.0%
                                              -----      -----      -----      -----
Operating costs and expenses:
  Direct labor and fringe benefit costs        44.7       46.7       44.2       44.8
  Indirect costs and expenses ..........       41.1       46.0       41.6       42.0
  General and administrative expenses           4.6        8.0        4.8        7.3
  Depreciation and amortization ........        5.3        5.9        5.2        5.5
                                              -----      -----      -----      -----
Income (loss) from operations ..........        4.3       (6.6)       4.2        0.4
Interest expense .......................        1.0        1.7        1.5        1.6
                                              -----      -----      -----      -----
Income (loss) before taxes                      3.3       (8.3)       2.7       (1.2)
Federal and state income tax
  provision (benefit) ..................        1.3       (3.2)       1.1       (0.5)
                                              -----      -----      -----      -----
Net income (loss).......................        2.0%      (5.1)%      1.6%      (0.7)%
                                              -----      -----      -----      -----
                                              -----      -----      -----      -----

Net service revenue increased by 8.9% during the three months ended March 31, 1998 to $12.9 million, from $11.9 million in the same period last year. The Company had its fourth straight quarter of stabilized revenue after two years of continuous net service revenue declines. The Company believes that the larger revenue declines experienced during the past two years are not expected to recur in the near future as the market for the Company's services improves. For the nine months ended March 31, 1998, net service revenue increased by 2.3% to $38.9 million, from $38 million in the same period last year.

Direct labor and fringe benefit costs increased by 4.2% during the three months ended March 31, 1998, as compared to the same period last year, primarily due to the increase in net service revenue. For the nine months ended March 31, 1998, direct labor and fringe benefit costs increased by 1.0% compared to the same period last year, primarily due to the slight increase in net service revenue. Indirect costs and expenses decreased by 2.7% during the three months ended March 31, 1998, as compared to the same period last year, primarily due to reductions in overhead costs and to a slight increase in staff utilization. For the nine months ended March 31, 1998, these costs were up by 1.2%, as compared to the same period last year. However, as a percentage of net service revenue, these costs decreased to 41.6% for the nine months ended March 31, 1998, from 42.0% in the same period last year.

General and administrative expenses decreased by 37.9% and 32.7%, respectively, during the three and nine months ended March 31, 1998, as compared to the same periods last year. These decreases are the direct result of the cost reductions undertaken in the fourth quarter of the last fiscal year.

Depreciation and amortization expense decreased by 3.0% and 2.7%, respectively, during the three and nine months ended March 31, 1998, as compared to the same periods last year. These decreases were primarily due to the comparative reductions in capital expenditures in fiscal 1997 and 1996, combined with the effect of other equipment which became fully depreciated.

For the three months ended March 31, 1998, the Company reported income from operations of $561,901, as compared to a loss from operations of $785,716 in the same period last year. For the nine months ended March 31, 1998, the Company reported income from operations of $1,615,401, as compared to $144,562 for the same period last year. The improvements in the three and nine months ended
March 31, 1998, as compared to the same period last year, were primarily due to the increase in net service revenue and lower operating costs.

Interest expense decreased by 31.9% and 3.4%, respectively, during the three and nine months ended March 31, 1998, as compared to the same periods last year. These decreases resulted primarily from lower levels of debt outstanding, partially offset by higher interest rates.

The provision (benefit) for federal and state income taxes was recorded at an effective rate of 38% of income (loss) before taxes for the three and nine months ended March 31, 1998 and 1997. The Company believes that there will be sufficient taxable income in the carryforward periods to enable utilization of the deferred tax benefits.

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

Operating activities are the principal source of cash flow for the Company. Operating activities provided over $4.6 million of cash flow during the nine months ended March 31, 1998, up from $1.1 million in the same period last year. Such cash flow for the nine months ended March 31, 1998 was primarily comprised of cash generated by net income and the non-cash charges against income for depreciation and amortization, from the reduction in receivables, the increase in unearned revenue and approximately net $1.1 million relating to the settlement agreements with former officers, and was partially offset by the timing of vendor payments and payroll costs.

Cash used for investing purposes was approximately $1.1 million during the nine months ended March 31, 1998, up from $.5 million in the same period last year. Capital expenditures for equipment to support business growth increased to $.8 million, up from $.3 million in the same period last year. The Company expects to make capital expenditures of approximately $.2 million during the remainder of fiscal 1998. In March 1998, the Company completed the acquisition of Hydro-Geo Consultants, Inc. a Denver based firm associated principally with the domestic and international mining and water resource sectors. The firm had annual revenue of approximately $2.0 million in 1997. The purchase consideration consisted of a combination of cash, common stock and a 5-year subordinated note.

The Company relies on its bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $4 million revolving credit facility secured by accounts receivable which expires June 30, 1998. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 2%. The agreement requires the Company to meet certain financial ratios. At March 31, 1998, there were no borrowings outstanding pursuant to the agreement.

At March 31, 1998, the Company had outstanding a $7 million subordinated note issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc. and subsequently amended as of July 11, 1997. Interest on the note accrues at the greater of the interest rate paid on the Company's bank debt or 7 3/4%. The outstanding balance will be repaid in two equal installments of $3.5 million on July 1, 1998 and 1999. The Company also had outstanding at March 31, 1998 a $.5 million 7 3/4% subordinated note issued in connection with the purchase of Hydro-Geo Consultants, Inc. The note is repayable in five equal annual installments beginning in March 1999.

The Company expects to increase its available cash flow over the remainder of fiscal 1998, primarily from operations and from reductions in working capital derived mainly from the collection of accounts receivable. The Company believes that cash generated from operations, the cash on hand at March 31, 1998 and available borrowings under the bank line of credit will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1998. Upon termination of the revolving credit agreement with the bank on June 30, 1998, the Company expects to renew or replace the facility.

Other Matters

In December 1997, the Company entered into settlement agreements with its former Chairman and Chief Executive Officer and former President. Pursuant to the agreements, the Company received reimbursement for damages related to the improper exercise of stock options and other matters, and for the costs of the investigation conducted by the Special Committee formed by the Board in March 1997. This matter has not had any material adverse effect on the Company's financial condition or results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule (for SEC purposes only)

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1998.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRC COMPANIES, INC.

May 15, 1998                           by:   /s/ Harold C. Elston, Jr.
                                          ----------------------------------
                                                 Harold C. Elston, Jr.
                                             Vice President and Treasurer
                                              (Chief Accounting Officer)