Form 10-K405
period 1998-06-30
TRC COMPANIES INC /DE/
filed 1998-09-28
CIK 103096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998           Commission file number 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   06-0853807
  ----------------------------------------          ---------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


           5 Waterside Crossing
           Windsor, Connecticut                               06095
 ------------------------------------------          -------------------
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (860) 289-8631

           Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
      Title of each class                          on which registered
 --------------------------------             -----------------------------
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

         The aggregate market value of the registrant's voting stock held by non-affiliates on September 8, 1998, was approximately $23,141,000.

         On September 8, 1998, there were 6,782,202 shares of Common Stock of the registrant outstanding.

                      Documents incorporated by reference:

         Portions of the following documents are incorporated by reference into this Report: (1) registrant's 1998 Annual Report to Shareholders (Part II); and
(2) registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 1998 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.       BUSINESS

TRC Companies, Inc. (the Company), together with its wholly-owned subsidiaries, is a strategically focused environmental management, engineering and remediation business. The Company is nationally known for its 30 years of proven expertise in air pollution control, solid and hazardous waste management, risk assessment, traffic and process engineering, and natural and cultural resources management. The Company's focused marketing strategy, experienced management and dedicated employees are all committed to providing commercial and government customers with value-added solutions that consistently meet or exceed expectations.

The Company provides its services through a network of offices in the United States and Latin America. Business is generated both locally by each office and nationally according to the following sectors:


          Energy                Emphasizing rapidly growing companies
                                participating in deregulation opportunities.

          Government            Emphasizing niche segments where the Company has
                                demonstrated success.

          Infrastructure        Emphasizing transportation and water resources.

          Mining Emphasizing mine closures in the U.S. and expansions in Latin America.

          Solid Waste           Emphasizing changes brought about by industry
                                consolidation and regulatory requirements to
                                close discontinued facilities.


Litigation Support and Strategic Management Consulting are also nationwide business areas.

Much of the Company's business is derived from activities related to satisfying local, state or federal land use and regulatory requirements. However, the Company's focus is toward customers who are developing new or expanded facilities, or outsourcing work to allow them to focus on core activities. These customers are economically motivated and recognize value and prefer to hire the most qualified professionals to achieve their own schedule and financial goals.

Most of the Company's work is performed on a time and materials or unit price contract basis. In 1997, the Company initiated a new, higher margin program where profits are more closely related to the actual amount of value realized by the customer. This "value added, outsourcing" program is trademarked as Exit Strategies(TM) and provides for the Company to receive added rewards for sharing site environmental risks by partnering with a customer or accepting the transfer of risks entirely. The Company manages its own risks through innovative problem solving, the application of premium charges to eliminate customer administration costs and, when appropriate, insurance policy partnerships with companies such as the American International Group (AIG).

Most of the Company's international work is initiated through multinational corporations with headquarters or major operations in the United States. The majority of international work has been in Latin America, although projects have been located in other countries throughout the world. Revenue from international work is currently less than 10% of gross revenue.

Until July 1998, the Company also manufactured and marketed a line of specialized pollution control measurement instruments through its wholly-owned subsidiary, Monitoring Instruments for the Environment, Inc.
(MIE). In July 1998, the Company sold MIE for approximately $2.7 million in cash.

Customers

The Company's customers include companies in the chemical, automotive, petroleum, construction, transportation, mining, waste management and other industries, financial institutions, public utilities, and state and federal government agencies. Many of the Company's commercial customers are major multinational corporations.

For fiscal 1998, 1997 and 1996, the federal government (principally the U.S. Environmental Protection Agency and the U. S. Department of Defense) accounted for 20%, 22% and 17%, respectively, of the Company's net service revenue. No other customer represented 10% or more of the Company's net service revenue in any of those years.

Marketing and Sales

The Company believes that it attracts customers primarily on the basis of its reputation for providing cost-effective solutions to customer needs and its ability to respond to meet customer schedules. The marketing activities for the Company's services are generally conducted by senior professional staff members and executives [seller-doers] who regularly meet with existing and potential customers to solicit new business. These activities are typically conducted through the Company's network of offices for local customers and by business sector leaders for national customers. In addition, corporate and subsidiary marketing departments coordinate representation at trade shows, prepare sales literature and develop and place advertising.

Backlog

At June 30, 1998, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $36.0 million, as compared to approximately $34.3 million at June 30, 1997. The Company expects that approximately 75% of this backlog will be completed in fiscal 1998. In addition to this net contract backlog, the Company holds open order contracts from various customers and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. There can be no assurance that any work included in backlog will not be canceled or delayed.

Employees

As of June 30, 1998, the Company had approximately 625 full and part-time employees. Approximately 80% of these employees are engaged primarily in performing environmental engineering and consulting, process and civil engineering and construction management services for customers. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes registered professional engineers, geologists, hydrologists, hydrogeologists, meteorologists, toxicologists, chemists, industrial hygienists, archaeologists, biologists, construction specialists and others with degrees and experience that enables the Company to provide a full range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

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

Research and Development

During the past year the Company continued work both on programs relating to its hazardous and toxic waste services and on development of new products for monitoring airborne contaminants. Research and development costs are charged to operations as incurred by its instrumentation subsidiary, which was sold in July 1998, and amounted to approximately $187,000 in fiscal 1998, as compared to approximately $190,000 in fiscal 1997 and $283,000 in fiscal 1996.

Environmental and Other Considerations

The Company does not believe that its own compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

The Company provides its services through a network of twenty offices located nationwide and offices in Lima, Peru and Santiago, Chile. The Company does not own any real estate and leases approximately 190,000 square feet of office and laboratory space to support these operations. The Company owns substantially all of the analytical, chemical monitoring, emissions testing and other specialized equipment required to render its various services. In addition, the Company leases certain computers and office equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Information on "Market for the Registrant's Common Equity and Related Stockholder Matters" is contained on page 20 of the Company's 1998 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information on "Selected Financial Data" is contained on page 4 of the Company's 1998 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Results of Operations and Financial Condition" is contained on pages 6 through 9 of the Company's 1998 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of TRC Companies, Inc. and Report of Independent Accountants set forth on pages 10 through 20 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference:

   Consolidated Statements of Operations, Cash Flows and Changes in
          Shareholders' Equity - Years ended June 30, 1998, 1997 and 1996

   Consolidated Balance Sheets - June 30, 1998 and 1997

   Notes to Consolidated Financial Statements

   Report of Independent Accountants, dated August 13, 1998

The supplementary data regarding quarterly results of operations is contained on page 5 of the Company's 1998 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the Company's Directors and Executive Officers is contained on pages 3 through 9 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held October 23, 1998, and such information is incorporated herein by reference.

The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the
Company:

                                        Present Position and                  Other Positions Held
       Name and Age                     Date of Appointment                  During Last Five Years
------------------------------    ---------------------------------    ------------------------------------
Richard D. Ellison.........(59)   Chairman, Chief Executive Officer    Senior Vice President and Chief
                                  and President (April 1997)           Engineer, TRC Companies, Inc.,
                                                                       President, Environmental Solutions,
                                                                       Inc.

Richard J. McGuire, Jr.....(54)   Director of the Company (April       President, TRC Environmental
                                  1997) and President, TRC Mariah      Corporation, President, Mariah
                                  Associates, Inc. (May 1994)          Associates, Inc.

John H. Claussen...........(49)   President, TRC Environmental         Senior Vice President and General
                                  Corporation (February 1997)          Counsel
                                  and Senior Vice President,
                                  TRC Companies, Inc.

Miro Knezevic..............(48)   Executive Vice President, TRC        Executive Vice President,
                                  Environmental Solutions, Inc.        Environmental Solutions, Inc.
                                  (March 1994) and Senior Vice
                                  President, TRC Companies, Inc.
                                  (August 1998)

Glenn E. Harkness..........(50)   Senior Vice President, TRC           Vice President, TRC Environmental
                                  Environmental Corporation            Corporation
                                  (September 1997)

Harold C. Elston, Jr.......(54)   Senior Vice President, Secretary     Vice President and Treasurer
                                  and Treasurer (March 1998)


   No family relationship exists between any of the individuals named above.


ITEM 11. EXECUTIVE COMPENSATION

Information on "Executive Compensation" is contained on pages 6 through 9 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 23, 1998, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained on pages 2 through 5 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 23, 1998, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on "Certain Relationships and Related Transactions" is contained on page 11 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 23, 1998 and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedule

         1. The Consolidated Financial Statements and Report of Independent Accountants set forth on pages 10 through 20 of the Company's 1998 Annual Report to Shareholders are incorporated by reference into this report by Item 8 herein.

         2. The Consolidated Financial Statement Schedule and Report of Independent Accountants on such schedules are included in this report on the pages indicated.

                                                                    Page
                                                                    ----
              Report of Independent Accountants on Financial
              Statement Schedule                                     10

              Schedule II - Valuation and Qualifying Accounts        11


              All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K

         The Company did not file any reports of Form 8-K for the fourth quarter of fiscal 1998.

(c)      Exhibits

         3.1 Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.

         3.2 Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 as filed on April 16, 1986, Registration No. 33-4896.

         10.1     Restated Stock Option Plan, dated May 6, 1998.

         10.3 Third Amended and Restated Revolving Credit Agreement, by and among TRC Companies, Inc. and its subsidiaries and BankBoston, N.A., dated July 10, 1998.

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

         10.4.1 Amendment, dated July 1, 1997, to Subordinated Note, by and among TRC Companies, Inc., R & M Corporation, Richard D. Ellison and Miro Knezevic, incorporated by reference to the Form 10-K for the fiscal year ended June 30, 1997.

         10.5 Stock Purchase Agreement, dated May 27, 1994, by and among TRC Companies, Inc., Richard J. McGuire, Jr., W. Thomas Turner and Stephen B. Goppert; Registration Rights Agreement, dated May 27, 1994, by and among TRC Companies, Inc., Richard J. McGuire, Jr., W. Thomas Turner and Stephen B. Goppert, incorporated by reference to the Company's Form 8-K, dated June 10, 1994.

         13 Annual Report to Shareholders for the fiscal year ended June 30, 1998. (Only those portions expressly incorporated by reference are deemed to be filed herewith.)

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

                                  TRC COMPANIES, INC.


Dated:  September 28, 1998        By:   /s/Richard D. Ellison
                                        ---------------------
                                           Richard E. Ellison
                                           Chairman, Chief Executive Officer
                                           and President (Principal Executive
                                           Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    /s/ Richard D. Ellison           Chairman, Chief Executive               September 28, 1998
------------------------------       Officer, President and Director
        Richard D. Ellison


    /s/ Edward G. Jepsen             Director                                September 28, 1998
------------------------------
        Edward G. Jepsen


    /s/ Richard J. McGuire, Jr.      Director                                September 28, 1998
------------------------------
        Richard J. McGuire, Jr.


    /s/ Edward W. Large              Director                                September 28, 1998
------------------------------
        Edward W. Large


    /s/ J. Jeffrey McNealey          Director                                September 28, 1998
------------------------------
        J. Jeffrey McNealey


    /s/ Harold. C. Elston, Jr.       Senior Vice President, Secretary and    September 28, 1998
------------------------------       Treasurer (Principal Financial and
        Harold C. Elston, Jr.        Accounting Officer)


                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Shareholders and Board of Directors of TRC Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated August 13, 1998, appearing on page 20 of the 1998 Annual Report to Shareholders of TRC Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
August 13, 1998

                       Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-84660) and in the Registration Statements on Form S-8 (Nos. 2-66247, 2-77690, 33-18771, 33-26748, 33-38810, 33-45169, 33-70662, 33-87446, 33-87448 and
333-57463) of TRC Companies, Inc. of our report dated August 13, 1998 appearing on page 20 of the 1998 Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 10 of this Form 10-K.

PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
September 28, 1998

                               TRC Companies, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                For the Years Ended June 30, 1998, 1997 and 1996

                                       Balance at       Charged to     Allowances                        Balance at
                                       beginning        costs and    from acquired                        end of
Description                            of period        expenses      businesses      Deductions *        period
--------------------------------      ------------    ------------    -----------     ------------      -----------
1998
Allowance for doubtful accounts       $ 2,300,000     $ 1,129,000     $    25,000     $(1,079,000)      $ 2,375,000
                                      -----------     -----------     -----------     -----------       -----------
1997
Allowance for doubtful accounts       $ 2,500,000     $   999,000     $    73,000     $(1,272,000)      $ 2,300,000
                                      -----------     -----------     -----------     -----------       -----------
1996
Allowance for doubtful accounts       $ 1,700,000     $ 2,660,000     $      --       $(1,860,000)      $ 2,500,000
                                      -----------     -----------     -----------     -----------       -----------


*  Uncollectable accounts written off, net of recoveries.

                               TRC Companies, Inc.
                             Form 10-K Exhibit Index
                         Fiscal Year Ended June 30, 1998


Exhibit                                                                             Sequential
Number   Description                                                                Page Number
------   -----------------------------------------------------------------------    -----------
10.1     Restated Stock Option Plan, dated May 6, 1998

10.3     Third Amended and Restated Revolving Credit Agreement, by and among TRC
         Companies, Inc. and its subsidiaries and BankBoston, N.A., dated July
         10, 1998

13       Annual Report to Shareholders for the fiscal year ended June 30, 1998

21       Subsidiaries of the Registrant

27       Financial Data Schedule (for SEC purposes only)
