Form 10-Q
period 1998-09-30
TRC COMPANIES INC /DE/
filed 1998-11-16
CIK 103096

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the quarterly period ended September 30, 1998


                                     OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

     For the transition period from ________________ to ________________


                        Commission file number 1-9947

                             TRC COMPANIES, INC.
           (Exact name of registrant as specified in its charter)


                 Delaware                               06-0853807
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


           5 Waterside Crossing
           Windsor, Connecticut                            06095
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code: (860) 289-8631

                     -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

On September 30, 1998 there were 6,782,202 shares of the registrant's common stock, $.10 par value, outstanding.

================================================================================

                             TRC COMPANIES, INC.

                  CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1998


PART I - Financial Information

    Item 1. Consolidated Financial Statements

            Statements of Operations for the three months ended
               September 30, 1998 and 1997................................. 3

            Balance Sheets at September 30, 1998 and June 30, 1998......... 4

            Statements of Cash Flows for the three months ended
                  September 30, 1998 and 1997.............................. 5

            Notes to Financial Statements.................................. 6

    Item 2. Management's Discussion and Analysis of Results of Operations
               and Financial Condition..................................... 7


PART II - Other Information

    Item 1. Legal Proceedings..............................................12

    Item 6. Exhibits and Reports on Form 8-K...............................12


Signature..................................................................12

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                          1998         1997 (1)
                                                       -----------   -----------
Gross revenue                                          $18,406,198   $17,560,310
     Less subcontractor costs and direct charges         5,525,904     4,570,143
                                                       -----------   -----------
Net service revenue                                     12,880,294    12,990,167
                                                       -----------   -----------


Operating costs and expenses:
     Direct labor and fringe benefit costs               5,839,040     5,680,971
     Indirect costs and expenses                         4,982,161     5,543,783
     General and administrative expenses                   600,758       679,378
     Depreciation and amortization                         579,323       668,521
                                                       -----------   -----------
                                                        12,001,282    12,572,653
                                                       -----------   -----------

Income from operations                                     879,012       417,514

Interest expense                                           118,818       220,251
                                                       -----------   -----------
Income before taxes                                        760,194       197,263

Federal and state income tax provision                     289,000        75,000
                                                       -----------   -----------
Net income                                             $   471,194   $   122,263
                                                       ===========   ===========

Earnings per share - basic and diluted                 $       .07   $       .02
                                                       ===========   ===========

Average shares outstanding:
     Basic                                               6,782,202     6,688,102
     Diluted                                             6,787,551     6,688,601
                                                       ===========   ===========

(1) Includes operating results of instrumentation business which was sold in July 1998. See page 7 for comparative results without the instrumentation business.

    The accompanying notes are an integral part of the financial statements.

                               TRC COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,    June 30,
                                                                             1998           1998
                                                                          -----------   -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                             $   988,113   $ 1,379,388
    Accounts receivable, less allowance for doubtful accounts              28,417,340    27,775,396
    Inventories                                                               246,651     1,359,410
    Deferred income tax benefits                                              890,000       950,000
    Prepaid expenses and other current assets                                 831,865       588,965
                                                                          -----------   -----------
                                                                           31,373,969    32,053,159
                                                                          -----------   -----------

Property and equipment, at cost                                            19,171,535    21,273,379
    Less accumulated depreciation and amortization                         15,929,024    17,267,575
                                                                          -----------   -----------
                                                                            3,242,511     4,005,804
                                                                          -----------   -----------
Costs in excess of net assets of acquired businesses, net of
    accumulated amortization                                               24,639,049    24,873,714
                                                                          -----------   -----------
Other assets                                                                  649,171       670,934
                                                                          -----------   -----------
                                                                          $59,904,700   $61,603,611
                                                                          ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of debt                                               $ 6,200,000   $ 3,600,000
    Accounts payable                                                        3,077,256     4,133,321
    Accrued compensation and benefits                                       2,526,934     2,684,642
    Other accrued liabilities                                               1,078,238     1,159,570
                                                                          -----------   -----------
                                                                           12,882,428    11,577,533
                                                                          -----------   -----------
Noncurrent liabilities:
    Long-term debt                                                            400,000     3,900,000
    Deferred income taxes                                                   1,696,000     1,671,000
                                                                          -----------   -----------
                                                                            2,096,000     5,571,000
                                                                          -----------   -----------
Shareholders' equity:
    Capital stock:
      Preferred, $.10 par value; 500,000 shares authorized, none issued            --            --
      Common, $.10 par value; 30,000,000 shares authorized, 7,410,855
        shares issued at September 30, 1998 and June 30, 1998                 741,085       741,085
    Additional paid-in capital                                             38,634,234    38,634,234
    Retained earnings                                                       8,447,956     7,976,762
                                                                          -----------   -----------
                                                                           47,823,275    47,352,081
    Less treasury stock, at cost                                            2,897,003     2,897,003
                                                                          -----------   -----------
                                                                           44,926,272    44,455,078
                                                                          -----------   -----------
                                                                          $59,904,700   $61,603,611
                                                                          ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                            1998           1997
                                                         -----------    -----------
Cash flows from operating activities:
   Net income                                            $   471,194    $   122,263
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           579,323        668,521
     Change in deferred taxes and other non-cash items        20,001         28,000
     Changes in assets and liabilities:
       Accounts receivable                                (1,305,575)       (54,069)
       Inventories                                          (281,861)        32,900
       Prepaid expenses and other current assets            (248,879)      (533,273)
       Accounts payable                                     (902,230)      (114,562)
       Accrued compensation and benefits                    (226,562)       (56,374)
       Income taxes                                           74,573         17,964
       Other accrued liabilities                            (200,647)      (711,662)
                                                         -----------    -----------
Net cash used in operating activities                     (2,020,663)      (600,292)
                                                         -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of instrumentation business          2,750,000             --
   Additions to property and equipment, net                 (234,041)      (168,833)
   Decrease (increase) in other assets, net                   13,429        (28,654)
                                                         -----------    -----------
Net cash provided by (used in) investing activities        2,529,388       (197,487)
                                                         -----------    -----------

Cash flows from financing activities:
   Repayment of long-term debt                            (3,500,000)            --
   Net borrowings under line of credit                     2,600,000        150,000
                                                         -----------    -----------
Net cash provided by (used in) financing activities         (900,000)       150,000
                                                         -----------    -----------

Decrease in cash and cash equivalents                       (391,275)      (647,779)

Cash and cash equivalents, beginning of period             1,379,388      1,020,065
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $   988,113    $   372,286
                                                         ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                               TRC COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998


1. The consolidated balance sheet at September 30, 1998 and the consolidated statements of operations and cash flows for the three months ended September 30, 1998 and 1997 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998.

2. Earnings per share is computed in accordance with the provisions of Statement of Financial Standards No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilutive effect of outstanding stock options and warrants.

3.    The components of inventories were as follows:

                                          September 30,  June 30,
                                              1998         1998
                                           ----------   ----------
               Materials and supplies      $  246,651   $  774,645
               Work-in-progress                    --      155,443
               Finished goods                      --      429,322
                                           ----------   ----------
                                           $  246,651   $1,359,410
                                           ==========   ==========


                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Three Months Ended September 30, 1998 and 1997

Overview

TRC Companies, Inc. provides a broad range of environmental management, engineering and remediation services to industry and government.

Results of Operations

The Company, in the course of providing its services, routinely subcontracts drilling, laboratory analyses, construction equipment and other specialized services. These costs are passed directly through to clients and, in accordance with industry practice, are included in gross revenue. Because subcontractor costs and direct charges can change significantly from project to project, the Company also considers net service revenue as a measure of performance.

In July 1998, the Company completed the sale of its instrumentation business which resulted in a gain that was not material. Management's discussion and analysis of revenue and operating costs and expenses for the three months ended September 30, 1998, is compared to the same period last year on a proforma basis with the results of the instrumentation business excluded. Summarized information for the three months ended September 30, 1998, the same period of last year on a proforma basis with the results of the instrumentation business excluded, and as previously reported for such period follows:

                                     Three Months Ended September 30,
                                                           1997
                                                 ------------------------
                                    1998         Proforma     As reported
                                   -------       --------     -----------
Gross revenue                      $18,406        $16,762        $17,560
Net service revenue                 12,880         12,192         12,990
Income from operations                 879            324            417
Income before taxes                    760            104            197
Net income                         $   471        $    64        $   122
Earnings per share                   $0.07          $0.01          $0.02


The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue. Percentages for the three months ended September 30, 1997 are presented on a proforma basis with the results of the instrumentation business excluded, and as previously reported:


                                          Three Months Ended September 30,
                                                              1997
                                                      ----------------------
                                            1998      Proforma   As reported
                                           -----      --------   -----------
Net service revenue                        100.0%      100.0%      100.0%
                                           -----       -----       -----
Operating costs and expenses:
  Direct labor and fringe benefit costs     45.3        43.9        43.7
  Indirect costs and expenses               38.7        42.8        42.7
  General and administrative expenses        4.7         5.6         5.2
  Depreciation and amortization              4.5         5.0         5.2
                                           -----       -----       -----
Income from operations                       6.8         2.7         3.2
Interest expense                             0.9         1.9         1.7
                                           -----       -----       -----
Income before taxes                          5.9         0.8         1.5
Federal and state income tax provision       2.2         0.3         0.5
                                           -----       -----       -----
Net income                                   3.7%        0.5%        1.0%
                                           -----       -----       -----


Gross revenue increased by 9.8% during the three months ended September 30, 1998 to $18.4 million, from $16.8 million in the same period last year. Net service revenue increased by 5.6% during the three months ended September 30, 1998 to $12.9 million, from $12.2 million in the same period last year. The increase in revenue resulted primarily from continued growth in core businesses as the market for the Company's services improves.

Direct labor and fringe benefit costs increased by 9.1% during the three months ended September 30, 1998, as compared to the same period last year, primarily due to the increase in revenue. Indirect costs and expenses decreased by 5.6% during the three months ended September 30, 1998, as compared to the same period last year. This improvement was primarily due to the continuation of programs to increase staff utilization and reduce operational overhead.

General and administrative expenses decreased by 11.6% during the three months ended September 30, 1998, as compared to the same period last year. This decrease was the direct result of cost reduction efforts undertaken since the fourth quarter of fiscal 1997.

Depreciation and amortization expense decreased by 5.2% during the three months ended September 30, 1998, as compared to the same period last year. This decrease was due to the comparative reduction in capital expenditures over the last several fiscal years, combined with the effect of other equipment which became fully depreciated.

The Company reported income from operations of $.9 million for the three months ended September 30, 1998, up from $.3 million in the same period last year. The continued improvement in operating performance was primarily due to the increase in revenue and reductions in operational overhead.

Interest expense decreased by 46.1% during the three months ended September 30, 1998, as compared to the same period last year. This decrease resulted primarily from lower levels of debt outstanding.

The provisions for federal and state income taxes reflect an effective rate of approximately 38% for the three months ended September 30, 1998 and 1997. The Company believes that there will be sufficient taxable income in future periods to enable utilization of the deferred tax benefits.

Impact of Inflation

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and the fact that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

Liquidity and Capital Resources

The Company relies on cash provided by operations and borrowings based upon the strength of its balance sheet to fund operations. The Company's liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities, and to reduce debt. Of particular importance in the management of liquidity are cash flows generated from operating activities, acquisitions, capital expenditure levels and an adequate bank line of credit.

Cash flows used in operating activities during the three months ended September 30, 1998 were approximately $2 million. The cash generated by net income and the non-cash charges against income for depreciation and amortization was offset by growth in accounts receivable and the timing of payments to subcontractors associated with the growth in revenue in the current and prior three month periods, and by the increase in prepaid expenses relative to the fiscal 1999 liability insurance program.

Investing activities provided approximately $2.5 million during the three months ended September 30, 1998 consisting of approximately $2.8 million from the sale of the Company's instrumentation business in July 1998, partially offset by capital expenditures for equipment to support business growth of approximately $.2 million. The Company expects to make capital expenditures of approximately $.5 million during the remainder of fiscal 1999.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $10 million revolving credit facility secured by accounts receivable which expires July 2001. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 1 3/4% The agreement requires the Company to meet certain financial ratios. At September 30, 1998, outstanding borrowings pursuant to the agreement were $2.6 million, at an average interest rate of 7.6%. The Company intends to repay the outstanding balance over the next several months from available cash flow.

At September 30, 1998, the Company had outstanding a $3,500,000 subordinated note due July 1, 1999, issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc. and subsequently amended in July 1997. Interest on the note accrues at the greater of the interest rate paid on the Company's bank debt or 7 3/4%. The Company also had outstanding at September 30, 1998 a $.5 million 7 3/4% subordinated note issued in connection with the purchase of Hydro-Geo Consultants, Inc. in March 1998. The note is repayable in five equal installments beginning in March 1999.

The Company expects to increase its available cash flow over the remainder of fiscal 1999, primarily from operations and from reductions in working capital derived mainly from the collection of accounts receivable. The cash generated from operations, the cash on hand at September 30, 1998 and available borrowings under the bank line of credit will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1999.

Year 2000 Compliance

The Company recognizes the need to ensure that its critical management, financial and operating systems will recognize and process transactions for the year 2000 and beyond. As a result, all computer systems and applications are being reviewed and, where appropriate, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Company's systems to be fully compliant with year 2000 requirements.

Systems critical to our business operations which have been identified as non year 2000 compliant are either being replaced or upgraded through program modifications. Our objective is to have our upgraded and replaced systems operational by June 30, 1999. In addition to our in-house efforts, we are asking certain vendors, major customers, service suppliers, communication providers, banks and other financial institutions whose systems failures could have a significant impact on our business operations to verify their year 2000 readiness.

The costs specific to the year 2000 issue are not expected to have a material impact on the Company's future operating results, financial condition or cash flows. Although the Company expects to be fully year 2000 compliant on a timely basis, if the Company's critical suppliers and customers do not address this issue successfully, year 2000 issues could potentially have a material impact on the Company's operations and financial condition.

The Company is currently developing contingency plans to be implemented as part of its efforts to identify and mitigate any year 2000 issues. These plans will be completed by June 30, 1999.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard will be effective for the Company in fiscal 1999.

Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior period information is required. Adoption is not expected to have a material impact on the financial position or results of operations of the Company.

Forward-Looking Statements

This report contains forward-looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, government funding, level of demand for the Company's services, industry-wide competitive factors and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, for a description of existing litigation against the Company.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits -

            27   Financial Data Schedule (for SEC purposes only)

        (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TRC COMPANIES, INC.

November 16, 1998                 by:         /s/ Harold C. Elston, Jr.
                                      ------------------------------------------
                                                Harold C. Elston, Jr.
                                  Senior Vice President, Secretary and Treasurer
                                              (Chief Accounting Officer)