Form 10-Q
period 1998-12-31
TRC COMPANIES INC /DE/
filed 1999-02-16
CIK 103096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended December 31, 1998

                                       OR

 / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from ________________ to ________________

                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                     06-0853807
  --------------------------------------------------------------           ---------------------------------------
  (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                    5 Waterside Crossing
                    WINDSOR, CONNECTICUT                          06095
  ---------------------------------------------------     ----------------------
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

On December 31, 1998 there were 6,782,202 shares of the registrant's common stock, $.10 par value, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1998

PART I - FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements

                 Statements of Operations for the three and six months ended
                      December 31, 1998 and 1997.............................................................  3

                 Balance Sheets at December 31, 1998 and June 30, 1998.......................................  4

                 Statements of Cash Flows for the six months ended
                       December 31, 1998 and 1997............................................................  5

                 Notes to Financial Statements...............................................................  6

      Item 2.    Management's Discussion and Analysis of Results of Operations
                      and Financial Condition................................................................  7

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings........................................................................... 11

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 11


SIGNATURE.................................................................................................... 11

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended                      Six Months Ended
                                                                   December 31,                           December 31,
                                                            1998               1997 (1)             1998              1997 (1)
                                                       ----------------    -----------------   ----------------    ----------------
GROSS REVENUE                                        $      18,987,137   $       19,053,815  $      37,393,335   $      36,614,125
    Less subcontractor costs
      and direct charges                                     5,836,595            6,109,816         11,362,499          10,679,959
                                                       ----------------    -----------------   ----------------    ----------------
NET SERVICE REVENUE                                         13,150,542           12,943,999         26,030,836          25,934,166
                                                       ----------------    -----------------   ----------------    ----------------
OPERATING COSTS AND EXPENSES:
    Direct labor and fringe benefit costs                    5,889,130            5,737,332         11,728,170          11,418,303
    Indirect costs and expenses                              5,062,628            5,297,530         10,044,789          10,841,313
    General and administrative expenses                        606,506              604,655          1,207,264           1,284,033
    Depreciation and amortization                              593,779              668,496          1,173,102           1,337,017
                                                       ----------------    -----------------   ----------------    ----------------
                                                            12,152,043           12,308,013         24,153,325          24,880,666
                                                       ----------------    -----------------   ----------------    ----------------

INCOME FROM OPERATIONS                                         998,499              635,986          1,877,511           1,053,500

Interest expense                                               121,187              223,161            240,005             443,412
                                                       ----------------    -----------------   ----------------    ----------------
INCOME BEFORE TAXES                                            877,312              412,825          1,637,506             610,088

Federal and state income tax provision                         333,000              157,000            622,000             232,000
                                                       ----------------    -----------------   ----------------    ----------------
NET INCOME                                           $         544,312   $          255,825  $       1,015,506   $         378,088
                                                       ----------------    -----------------   ----------------    ----------------
                                                       ----------------    -----------------   ----------------    ----------------
EARNINGS PER SHARE -
    basic and diluted                                $              .08  $               .04 $              .15  $              .06
                                                       ----------------    -----------------   ----------------    ----------------
                                                       ----------------    -----------------   ----------------    ----------------
AVERAGE SHARES OUTSTANDING:
    Basic                                                    6,782,202            6,688,102          6,782,202           6,688,102
    Diluted                                                  6,804,393            6,688,902          6,795,972           6,688,752
                                                       ----------------    -----------------   ----------------    ----------------


           (1) Include operating results of instrumentation business which was sold in July 1998. See page 7 for comparative results without instrumentation business.




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         December 31,                June 30,
                                                                                             1998                      1998
                                                                                       ------------------        ------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $           573,266       $         1,379,388
     Accounts receivable, less allowance for doubtful accounts                                27,580,078                27,775,396
     Inventories                                                                                 269,015                 1,359,410
     Deferred income tax benefits                                                                870,000                   950,000
     Prepaid expenses and other current assets                                                   895,214                   588,965
                                                                                       ------------------        ------------------
                                                                                              30,187,573                32,053,159
                                                                                       ------------------        ------------------

PROPERTY AND EQUIPMENT, AT COST                                                               18,956,265                21,273,379
     Less accumulated depreciation and amortization                                           15,864,146                17,267,575
                                                                                       ------------------        ------------------
                                                                                               3,092,119                 4,005,804
                                                                                       ------------------        ------------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, NET OF
     ACCUMULATED AMORTIZATION                                                                 24,404,383                24,873,714
                                                                                       ------------------        ------------------
OTHER ASSETS                                                                                     661,434                   670,934
                                                                                       ------------------        ------------------
                                                                                     $        58,345,509       $        61,603,611
                                                                                       ------------------        ------------------
                                                                                       ------------------        ------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of debt                                                         $         5,000,000       $         3,600,000
     Accounts payable                                                                          2,746,609                 4,133,321
     Accrued compensation and benefits                                                         2,115,161                 2,684,642
     Other accrued liabilities                                                                   892,155                 1,159,570
                                                                                       ------------------        ------------------
                                                                                              10,753,925                11,577,533
                                                                                       ------------------        ------------------
NONCURRENT LIABILITIES:
     Long-term debt                                                                              400,000                 3,900,000
     Deferred income taxes                                                                     1,721,000                 1,671,000
                                                                                       ------------------        ------------------
                                                                                               2,121,000                 5,571,000
                                                                                       ------------------        ------------------
SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, none issued                              -                         -
        Common, $.10 par value; 30,000,000 shares authorized, 7,410,855
          shares issued at December 31, 1998 and June 30, 1998                                   741,085                   741,085
     Additional paid-in capital                                                               38,634,234                38,634,234
     Retained earnings                                                                         8,992,268                 7,976,762
                                                                                       ------------------        ------------------
                                                                                              48,367,587                47,352,081
     Less treasury stock, at cost                                                              2,897,003                 2,897,003
                                                                                       ------------------        ------------------
                                                                                              45,470,584                44,455,078
                                                                                       ------------------        ------------------
                                                                                     $        58,345,509       $        61,603,611
                                                                                       ------------------        ------------------
                                                                                       ------------------        ------------------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                                    1998                1997
                                                                               ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $       1,015,506   $         378,088
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                1,173,102           1,337,017
        Change in deferred taxes and other non-cash items, net                           5,001              81,000
        Changes in assets and liabilities, excluding effects of
          disposition of instrumentation business:
           Accounts receivable                                                        (468,313)            763,574
           Inventories                                                                (304,225)           (141,428)
           Prepaid expenses and other current assets                                  (312,228)            372,215
           Accounts payable                                                         (1,232,877)           (319,971)
           Accrued compensation and benefits                                          (638,335)           (948,883)
           Unearned revenue                                                                  -             997,038
           Income taxes                                                               (132,427)            291,964
           Other accrued liabilities                                                  (119,730)           (591,564)
                                                                               ----------------    ----------------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                                 (1,014,526)          2,219,050
                                                                               ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of instrumentation business                                  2,750,000                   -
     Additions to property and equipment, net                                         (434,428)           (322,459)
     Decrease (increase) in other assets, net                                           (7,168)             60,317
                                                                               ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  2,308,404            (262,142)
                                                                               ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                    (3,500,000)                 -
     Net borrowings (repayments) under line of credit                                1,400,000          (2,100,000)
                                                                               ----------------    ----------------
NET CASH USED IN FINANCING ACTIVITIES                                               (2,100,000)         (2,100,000)
                                                                               ----------------    ----------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                 (806,122)           (143,092)
Cash and cash equivalents, beginning of period                                       1,379,388           1,020,065
                                                                               ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $         573,266    $        876,973
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------







    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

1. The consolidated balance sheet at December 31, 1998 and the consolidated statements of operations and cash flows for the three and six months ended December 31, 1998 and 1997 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998.

2. Earnings per share is computed in accordance with the provisions of Statement of Financial Standards No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilutive effect of outstanding stock options and warrants.

3.      The components of inventories were as follows:

                                                                  December 31,           June 30,
                                                                      1998                 1998
                                                                -----------------    -----------------
       Materials and supplies                                 $          269,015   $          774,645
       Work-in-progress                                                        -              155,443
       Finished goods                                                          -              429,322
                                                                -----------------    -----------------
                                                              $          269,015   $        1,359,410
                                                                -----------------    -----------------
                                                                -----------------    -----------------





        The reduction in inventories was directly related to the sale of the instrumentation business in July 1998.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              Three and Six Months Ended December 31, 1998 and 1997

OVERVIEW

TRC Companies, Inc. (the "Company") is an environmental engineering and remediation, water resource and infrastructure company. The Company's key business sectors include: energy, mining, petrochemical, waste management and local and federal government.


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


In July 1998, the Company completed the sale of its instrumentation business which resulted in a gain that was not material. Management's discussion and analysis of revenue and operating costs and expenses for the three and six months ended December 31, 1998, are compared to the same periods last year on a pro forma basis, with the results of the instrumentation business excluded. Statements of operations for the three and six months ended December 31, 1998 and the same periods of last year on a pro forma basis follow (dollars in thousands, except per share amounts):


                                            Three Months Ended December 31,        Six Months Ended December 31,
                                                           Pro forma                             Pro forma
                                                 1998         1997                      1998        1997
                                              -----------  -----------               ----------- ------------
GROSS REVENUE                                    $18,987      $18,314                   $37,399      $35,076
                                              -----------  -----------               ----------- ------------
NET SERVICE REVENUE                               13,151       12,204                    26,031       24,396
                                              -----------  -----------               ----------- ------------
OPERATING COSTS AND EXPENSES:
    Direct labor and fringe benefit costs          5,889        5,434                    11,728       10,786
    Indirect costs and expenses                    5,063        5,024                    10,045       10,250
    General and administrative expenses              607          605                     1,208        1,284
    Depreciation and amortization                    594          610                     1,173        1,222
                                              -----------  -----------               ----------- ------------
                                                  12,153       11,673                    24,154       23,542
                                              -----------  -----------               ----------- ------------
INCOME FROM OPERATIONS                               998          531                     1,877          854
Interest expense                                     121          223                       240          443
                                              -----------  -----------               ----------- ------------
INCOME BEFORE TAXES                                  877          308                     1,637          411
Federal and state income tax provision               333          117                       622          156
                                              -----------  -----------               ----------- ------------
NET INCOME                                        $  544       $  191                   $ 1,015       $  255
                                              -----------  -----------               ----------- ------------
                                              -----------  -----------               ----------- ------------
EARNINGS PER SHARE                               $  0.08      $  0.03                   $  0.15      $  0.04
                                              -----------  -----------               ----------- ------------
                                              -----------  -----------               ----------- ------------


On a pro forma basis, net service revenue increased by approximately 8% during the three months ended December 31, 1998 to $13.2 million. For the six months ended December 31, 1998, net service revenue increased by approximately 7% to $26.0 million. These increases reflect initiation of management's growth plan described in the Company's 1998 annual report to shareholders.



Direct labor and fringe benefit costs increased by approximately 8% during both the three and six months ended December 31, 1998, primarily due to the increase in revenue. As a percentage of revenue, indirect costs and expenses decreased approximately 2% in both the three and six month periods. These improvements resulted from management's continuing program to increase staff utilization and reduce operational overhead.



General and administrative expenses remained relatively even for the three and six months ended December 31, 1998, indicating a reduction relative to revenue. This continuing improvement also reflects management's intent to eliminate non-productive overhead costs.



Depreciation and amortization expense decreased approximately 3% and 4%, respectively, during the three and six months ended December 31, 1998. These decreases were due to the comparative reduction in capital expenditures over the last several years, combined with the effect of equipment which became fully depreciated.



The Company reported income from operations of $1.0 million and $1.9 million, respectfully, for the three and six months ended December 31, 1998, up from $.5 million and $.9 million respectively, in the same periods last year. The continued improvement in operating performance was primarily due to the increase in revenue and reductions in operational overhead.



Interest expense decreased by approximately 46% during both the three and six month periods ended December 31, 1998, resulting from management's debt reduction program.



The provisions for federal and state income taxes reflect an effective rate of approximately 38% for the three and six months ended December 31, 1998 and 1997. The Company believes that there will be sufficient taxable income in future periods to enable utilization of the deferred tax benefits shown on the Company's consolidated balance sheet on page 4.


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

Cash flows used in operating activities during the six months ended December 31, 1998 were approximately $1.0 million. The cash generated by net income and the non-cash charges against income for depreciation and amortization were offset primarily by the acceleration of accounts payable and the timing of the payments of payroll costs relative to the end of the quarter.

Investing activities provided approximately $2.3 million during the six months ended December 31, 1998 consisting of approximately $2.8 million from the sale of the Company's instrumentation business in July 1998, partially offset by capital expenditures for equipment to support business growth of approximately $.4 million. In connection with proposed business acquisitions during the remainder of fiscal 1999, the Company expects to use approximately $4 million in cash. The Company also expects to make capital expenditures of approximately $.5 million during the remainder of fiscal 1999.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $10 million revolving credit facility secured by accounts receivable which expires July 2001. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 1 3/4% The agreement requires the Company to meet certain financial ratios. At December 31, 1998, outstanding borrowings pursuant to the agreement were $1.4 million, at an average interest rate of 7.2%.


At December 31, 1998, the Company had outstanding a $3,500,000 subordinated note due July 1, 1999, issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc. and subsequently amended in July 1997. Interest on the note accrues at the greater of the interest rate paid on the Company's bank debt or 7 3/4%. The Company also had outstanding at December 31, 1998 a $.5 million 7 3/4% subordinated note issued in connection with the purchase of Hydro-Geo Consultants, Inc. in March 1998. This note is repayable in five equal annual installments beginning in March 1999.



The Company expects to increase its available cash flow over the remainder of fiscal 1999, primarily from continued growth in operating profits and from a recent management program to significantly accelerate collections of accounts receivable. The cash generated from operations, the cash on hand at December 31, 1998 and available borrowings under the bank line of credit will be sufficient to meet the Company's operating and investing cash requirements for the remainder of fiscal 1999.


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


Systems critical to our business operations which have been identified as non-year 2000 compliant are either being replaced or upgraded through program modifications. Our objective is to have upgraded and replaced systems operational by June 30, 1999. In addition to our in-house efforts, we are asking certain vendors, major customers, service suppliers, communication providers, banks and other financial institutions whose systems failures could have a significant impact on our business operations to verify their year 2000 readiness.


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

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for the Company in fiscal 1999. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior period information is required. Adoption is not expected to have a material impact on the financial position or results of operations of the Company.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 27 - Financial Data Schedule (for SEC purposes only)

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TRC COMPANIES, INC.


February 16, 1999                 by:            /s/Harold C. Elston, Jr.
                                      ------------------------------------------
                                                  Harold C. Elston, Jr.
                                  Senior Vice President, Secretary and Treasurer
                                           (Chief Accounting Officer)