Form 10-Q
period 1999-03-31
TRC COMPANIES INC /DE/
filed 1999-05-17
CIK 103096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |x| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999


                                       OR


              | | Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         06-0853807
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)


      5 Waterside Crossing
      Windsor, Connecticut                                      06095
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

On March 31, 1999 there were 6,782,202 shares of the registrant's common stock, $.10 par value, outstanding.

                              TRC COMPANIES, INC.

                  CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED MARCH 31, 1999



PART I - FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements

                 Statements of Operations for the three and nine months ended
                      March 31, 1999 and 1998................................................................  3

                 Balance Sheets at March 31, 1999 and June 30, 1998..........................................  4

                 Statements of Cash Flows for the nine months ended
                       March 31, 1999 and 1998...............................................................  5

                 Notes to Financial Statements...............................................................  6

      Item 2.    Management's Discussion and Analysis of Results of Operations
                      and Financial Condition................................................................  7


PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings........................................................................... 11

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 11


SIGNATURE.................................................................................................... 11


                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                               Three Months Ended                       Nine Months Ended
                                                          March 31,           March 31,           March 31,          March 31,
                                                             1999             1998 (1)              1999              1998 (1)
                                                       -----------------   ----------------    ----------------   -----------------
GROSS REVENUE                                             $17,930,361        $16,398,434         $55,323,696         $53,012,559
    Less subcontractor costs
      and direct charges                                    3,859,369          3,479,036          15,221,868          14,158,995
                                                       -----------------   ----------------    ----------------   -----------------
NET SERVICE REVENUE                                        14,070,992         12,919,398          40,101,828          38,853,564
                                                       -----------------   ----------------    ----------------   -----------------

OPERATING COSTS AND EXPENSES:
    Direct labor and fringe benefit costs                   6,491,943          5,774,192          18,220,113          17,192,495
    Indirect costs and expenses                             5,267,626          5,310,645          15,312,415          16,151,958
    General and administrative expenses                       626,957            591,459           1,834,221           1,875,492
    Depreciation and amortization                             604,208            681,201           1,777,310           2,018,218
                                                       -----------------   ----------------    ----------------   -----------------
                                                           12,990,734         12,357,497          37,144,059          37,238,163
                                                       -----------------   ----------------    ----------------   -----------------

INCOME FROM OPERATIONS                                      1,080,258            561,901           2,957,769           1,615,401

Interest expense                                              100,651            138,576             340,656             581,988
                                                       -----------------   ----------------    ----------------   -----------------
INCOME BEFORE TAXES                                           979,607            423,325           2,617,113           1,033,413

Federal and state income tax provision                        372,000            161,000             994,000             393,000
                                                       -----------------   ----------------    ----------------   -----------------
NET INCOME                                                $   607,607        $   262,325         $ 1,623,113         $   640,413
                                                       -----------------   ----------------    ----------------   -----------------
                                                       -----------------   ----------------    ----------------   -----------------

EARNINGS PER SHARE - BASIC AND DILUTED                    $       .09        $       .04         $       .24         $       .10
                                                       -----------------   ----------------    ----------------   -----------------
                                                       -----------------   ----------------    ----------------   -----------------

AVERAGE SHARES OUTSTANDING:
    Basic                                                   6,782,202          6,703,279           6,782,202           6,693,161
    Diluted                                                 6,873,799          6,719,741           6,821,914           6,699,081
                                                       -----------------   ----------------    ----------------   -----------------
                                                       -----------------   ----------------    ----------------   -----------------

(1) Includes operating results of instrumentation business which was sold in July 1998. See page 7 for comparative results without instrumentation business.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                               March 31,             June 30,
                                                                                                 1999                  1998
                                                                                           ------------------    ------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                $   746,913           $ 1,379,388
     Accounts receivable, less allowance for doubtful accounts                                 27,688,789            27,775,396
     Inventories                                                                                  237,506             1,359,410
     Deferred income tax benefits                                                                 917,019               950,000
     Prepaid expenses and other current assets                                                    923,727               588,965
                                                                                           ------------------    ------------------
                                                                                               30,513,954            32,053,159
                                                                                           ------------------    ------------------

PROPERTY AND EQUIPMENT, AT COST                                                                19,651,093            21,273,379
     Less accumulated depreciation and amortization                                            16,222,466            17,267,575
                                                                                           ------------------    ------------------
                                                                                                3,428,627             4,005,804
                                                                                           ------------------    ------------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, NET OF
     ACCUMULATED AMORTIZATION                                                                  24,352,383            24,873,714
                                                                                           ------------------    ------------------
OTHER ASSETS                                                                                      613,287               670,934
                                                                                           ------------------    ------------------
                                                                                              $58,908,251           $61,603,611
                                                                                           ------------------    ------------------
                                                                                           ------------------    ------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of debt                                                                  $ 5,100,000           $ 3,600,000
     Accounts payable                                                                           2,376,487             4,133,321
     Accrued compensation and benefits                                                          2,379,609             2,684,642
     Other accrued liabilities                                                                  1,477,770             1,159,570
                                                                                           ------------------    ------------------
                                                                                               11,333,866            11,577,533
                                                                                           ------------------    ------------------
NONCURRENT LIABILITIES:
     Long-term debt                                                                               300,000             3,900,000
     Deferred income taxes                                                                      1,196,194             1,671,000
                                                                                           ------------------    ------------------
                                                                                                1,496,194             5,571,000
                                                                                           ------------------    ------------------
SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, none issued                               -                     -
        Common, $.10 par value; 30,000,000 shares authorized,  7,410,855
          shares issued at March 31, 1999 and June 30, 1998                                       741,085               741,085
     Additional paid-in capital                                                                38,634,234            38,634,234
     Retained earnings                                                                          9,599,875             7,976,762
                                                                                           ------------------    ------------------
                                                                                               48,975,194            47,352,081
     Less treasury stock, at cost                                                               2,897,003             2,897,003
                                                                                           ------------------    ------------------
                                                                                               46,078,191            44,455,078
                                                                                           ------------------    ------------------
                                                                                              $58,908,251           $61,603,611
                                                                                           ------------------    ------------------
                                                                                           ------------------    ------------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                                    1999                1998
                                                                               ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $ 1,623,113         $   640,413
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                              1,777,310           2,018,218
        Change in deferred taxes and other non-cash items, net                        24,997             129,000
        Changes in assets and liabilities, excluding effects of
          acquisitions and disposition:
           Accounts receivable                                                     1,298,607           2,360,097
           Inventories                                                              (272,716)           (295,298)
           Prepaid expenses and other current assets                                (301,791)            618,511
           Accounts payable                                                       (2,264,867)           (498,026)
           Accrued compensation and benefits                                        (581,222)           (921,624)
           Unearned revenue                                                                -             824,738
           Income taxes                                                                3,373             404,212
           Other accrued liabilities                                                (345,916)           (721,866)
                                                                               ----------------    ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            960,888           4,558,375
                                                                               ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of instrumentation business                                2,750,000                   -
     Acquisition of businesses, net of cash received                              (1,561,873)           (430,839)
     Additions to property and equipment, net                                       (714,136)           (763,005)
     Decrease in other assets, net                                                    32,646              74,826
                                                                               ----------------    ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  506,637          (1,119,018)
                                                                               ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                  (3,600,000)                  -
     Net borrowings (repayments) under line of credit                              1,500,000          (4,000,000)
                                                                               ----------------    ----------------
NET CASH USED IN FINANCING ACTIVITIES                                             (2,100,000)         (4,000,000)
                                                                               ----------------    ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (632,475)           (560,643)

Cash and cash equivalents, beginning of period                                     1,379,388           1,020,065
                                                                               ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   746,913         $   459,422
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              TRC COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1. The consolidated balance sheet at March 31, 1999 and the consolidated statements of operations for the three and nine months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998.

2. Earnings per share is computed in accordance with the provisions of Statement of Financial Standards No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilutive effect of outstanding stock options and warrants.

3.       The components of inventories were as follows:

                                                                   March 31,           June 30,
                                                                     1999                1998
                                                                ----------------    ----------------
       Materials and supplies                                      $237,506           $  774,645
       Work-in-progress                                                   -              155,443
       Finished goods                                                     -              429,322
                                                                ----------------    ----------------
                                                                   $237,506           $1,359,410
                                                                ----------------    ----------------
                                                                ----------------    ----------------

         [OBJECT OMITTED]
         The reduction in inventories was directly related to the sale of the instrumentation business in July 1998.

4. In March, the Company completed the acquisition of the outstanding shares of Alton Geoscience, Inc., headquartered in Irvine, California. Alton's primary business activities include site investigations, remediation and monitoring services for major oil and pipeline companies, and has annual revenue of approximately $10 million. The purchase price included cash of approximately $1.6 million (net of cash received) and a $.5 million holdback payable in one year. The Company will make an additional payment equal to 75% of Alton's pre-tax profit for the twelve month period ending September 30, 1999. The acquisition has been accounted for using the purchase method of accounting. The cost of the acquisition in excess of the fair value of the net assets acquired was not significant.

                               TRC COMPANIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Three and Nine Months Ended March 31, 1999 and 1998

OVERVIEW

TRC Companies, Inc. (the "Company") is an environmental engineering and remediation, water resource and infrastructure company. The
Company's key business sectors include: energy, mining, petrochemical, waste management and government.

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

In July 1998, the Company completed the sale of its instrumentation business which resulted in a gain that was not material. Management's discussion and analysis of revenue and operating costs and expenses for the three and nine months ended March 31, 1999, are compared to the same periods last year on a pro forma basis, with the results of the instrumentation business excluded. Statements of operations for the three and nine months ended March 31, 1999 and the same periods of last year on a pro forma basis follow (dollars in thousands, except per share amounts):


                                              Three Months Ended March 31,        Nine Months Ended March 31,
                                                             Pro forma                          Pro forma
                                                   1999         1998                  1999        1998
                                                -----------  -----------           ----------- ------------
GROSS REVENUE                                      $17,930      $15,747               $55,324      $50,823
                                                -----------  -----------           ----------- ------------
NET SERVICE REVENUE                                 14,071       12,268                40,102       36,664
                                                -----------  -----------           ----------- ------------
OPERATING COSTS AND EXPENSES:
    Direct labor and fringe benefit costs            6,492        5,515                18,220       16,301
    Indirect costs and expenses                      5,268        4,995                15,313       15,245
    General and administrative expenses                627          591                 1,834        1,875
    Depreciation and amortization                      604          630                 1,777        1,852
                                                -----------  -----------           ----------- ------------
                                                    12,991       11,731                37,144       35,273
                                                -----------  -----------           ----------- ------------
INCOME FROM OPERATIONS                               1,080          537                 2,958        1,391
Interest expense                                       100          139                   341          580
                                                -----------  -----------           ----------- ------------
INCOME BEFORE TAXES                                    980          398                 2,617          811
Federal and state income tax provision                 372          151                   994          309
                                                -----------  -----------           ----------- ------------
Net income                                          $  608       $  247               $ 1,623       $  502
                                                -----------  -----------           ----------- ------------
                                                -----------  -----------           ----------- ------------
Earnings per share                                   $ .09        $ .04                 $ .24        $ .07
                                                -----------  -----------           ----------- ------------
                                                -----------  -----------           ----------- ------------

On a pro forma basis, net service revenue increased by approximately 15% during the three months ended March 31, 1999 to $14.1 million. For the nine months ended March 31, 1999, net service revenue increased by approximately 9% to $40.1. These increases reflect initiation of management's growth plan described in the Company's 1998 annual report to shareholders and to a lesser extent, from the additional revenue from Alton Geoscience, Inc. which was acquired in March 1999.

Direct labor and fringe benefit costs increased by approximately 18% and 12%, respectively, during the three and nine months ended March 31, 1999, primarily due to the increase in revenue. As a percentage of revenue, indirect costs and expenses decreased approximately 4% in both the three and nine month periods. These improvements resulted from management's continuing program to increase staff utilization and reduce operational overhead.

General and administrative expenses remained relatively even for the three and nine months ended March 31, 1999, indicating a reduction relative to revenue. This continuing improvement also reflects management's intent to eliminate non-productive overhead costs.

Depreciation and amortization expense decreased approximately 4%, during the three and nine months ended March 31, 1999. These decreases were due to the comparative reduction in capital expenditures over the last several years, combined with the effect of equipment which became fully depreciated.

The Company reported income from operations of $1.1 million and $3.0 million, respectively, for the three and nine months ended March 31, 1999, up from $.5 million and $1.4 million respectively, in the same periods last year. The continued improvement in operating performance was primarily due to the growth in revenue and reductions in operational overhead.

Interest expense decreased by approximately 28% and 41%, respectively, during the three and nine months ended March 31, 1999, resulting from management's debt reduction program.

The provisions for federal and state income taxes reflect an effective rate of approximately 38% for the three and nine months ended March 31, 1999 and 1998. The Company believes that there will be sufficient taxable income in future periods to enable utilization of the deferred tax benefits shown in the Company's consolidated balance sheet on page 4.

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

Operating activities are the principal source of cash flow for the Company. Operating activities provided approximately $1.0 million of cash flow during the nine months ended March 31, 1999, primarily comprised of cash generated by net income, the non-cash charges against income for depreciation and amortization and from accounts receivable, partially offset by the timing of payments to subcontractors. The decrease in net cash from operating activities for the nine months ended March 31, 1999, compared to the same period last year was primarily due to non-recurring reductions in accounts receivable last year, the prepayment received in fiscal 1998 on an Exit Strategies-TM- project resulting in unearned revenue and to the timing of the payments to subcontractors in early fiscal 1999 for work completed in the fourth quarter of fiscal 1998 on the same Exit Strategies-TM- project.

Investing activities provided approximately $.5 million of cash flow during the nine months ended March 31, 1999. In July 1998, The Company received approximately $2.8 million from the sale of its instrumentation business. In March 1999, the Company completed the acquisition of Alton Geoscience, Inc., for approximately $1.6 million (net of cash received). The Company expects to use approximately $4 million of additional cash for proposed acquisitions during the remainder of fiscal 1999. For the nine months ended March 31, 1999, the Company had capital expenditures of approximately $.7 million for equipment to support business growth. The Company expects to make capital expenditures of approximately $.3 million during the remainder of fiscal 1999.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $10 million revolving credit facility secured by accounts receivable. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus
1 3/4%. The agreement requires the Company to meet certain financial ratios. At March 31, 1999, outstanding borrowings pursuant to the agreement were $1.5 million, at an average interest rate of 7.1%.

At March 31, 1999, the Company had outstanding a $3.5 million subordinated note due in July 1999, issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc. and subsequently amended in July 1997. Interest on the note accrues at the greater of the interest rate paid on the Company's bank debt or 7 3/4%. The Company also had outstanding at March 31, 1999 a $.4 million 7 3/4% subordinated note due in March 2003, issued in connection with the acquisition of Hydro-Geo Consultants, Inc. in March 1998. This note is repayable in four equal annual installments.

The Company expects to increase cash flow from operating activities over the remainder of fiscal 1999, primarily from continued growth in operating profits and from a recent management program to significantly accelerate collections of accounts receivable. The cash generated from operations, the cash on hand at March 31, 1999 and available borrowings under the bank line of credit will be sufficient to meet the Company's operating and investing cash requirements for the remainder of fiscal 1999.

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

Systems critical to our business operations which have been identified as non-year 2000 compliant are either being replaced or upgraded through program modifications. Consistent with the Company's objective to have all critical systems operational by June 30, 1999, substantially all necessary replacements, upgrades and program modifications have been completed and successfully tested. In addition to our in-house efforts, we are asking certain vendors, major customers, service suppliers, communication providers, banks and other financial institutions whose systems failures could have a significant impact on our business operations to verify their year 2000 readiness.

Based on current information the costs specific to the year 2000 issue are not expected to have a material impact on the Company's future operating results, financial condition or cash flows. Although the Company expects to be fully year 2000 compliant on a timely basis, the Company cannot completely control its critical suppliers and customers failure to address this issue successfully.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibit 27 - Financial Data Schedule (for SEC purposes only)

           (b) Reports on Form 8-K - On April 8, 1999, the Company filed a Form 8-K relative to the completion of the acquisition of Alton Geoscience, Inc.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TRC COMPANIES, INC.



May 14, 1999                 by:            /s/Harold C. Elston, Jr.
                                 ----------------------------------------------
                                             Harold C. Elston, Jr.
                                 Senior Vice President, Secretary and Treasurer
                                           (Chief Accounting Officer)