Form 10-K
period 1999-06-30
TRC COMPANIES INC /DE/
filed 1999-09-28
CIK 103096

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the fiscal year                                             Commission file
ended June 30, 1999                                              number 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      06-0853807
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

       5 WATERSIDE CROSSING
       WINDSOR, CONNECTICUT                              06095
     (Address of principal                             (Zip Code)
       executive offices)

       Registrant's telephone number, including area code: (860) 289-8631

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
       Title of each class                        on which registered
------------------------------------        -----------------------------------
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

         The aggregate market value of the registrant's voting stock held by non-affiliates on September 8, 1999, was approximately $36,369,000.

         On September 8, 1999, there were 6,800,193 shares of Common Stock of the registrant outstanding.

                      Documents incorporated by reference:

         Portions of the following documents are incorporated by reference into this Report: (1) registrant's 1999 Annual Report to Shareholders (Part II); and
(2) registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 22, 1999 (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.       BUSINESS

TRC Companies, Inc. (the Company) together with its wholly-owned subsidiaries provides technical, financial risk management and construction services to industry and government primarily in the United States market. The Company's main focus is in the areas of infrastructure improvements and expansions, environmental management and information technology.

Traditionally much of the Company's work was derived from the environmental service business and was related to satisfying local, state and federal regulatory requirements. In early 1998, new TRC management initiated a growth plan directed toward maintaining the traditional business, while increasing growth by also focusing on economically driven markets in the following four business areas:

                    -   Environmental Services
                    -   Infrastructure
                    -   Information Management
                    -   Engineered Financial Solutions

Environmental Services includes pollution control, waste management, auditing and assessment, permitting and compliance, design and engineering and natural and cultural resources management. This has been the Company's historic focus and the Company has an established niche in the high growth energy deregulation market. TRC's Infrastructure development business targets geographic areas where rehabilitation of existing systems and population growth lead to expansion opportunities and continued infrastructure development. The Company provides customized data management systems traditionally in the environmental area and serves its customers' needs to utilize data more cost effectively. Within the Engineered Financial Solutions business area, the Company combines financing and/or financial risk management with technology (e.g. Exit Strategies-TM-, Brownfields redevelopment) to optimize customer solutions. The Company is the leading supplier of environmental remediation outsourcing through its trademarked Exit Strategies-TM- program. This value-added outsourcing program provides added rewards to the Company by partnering with a customer to share site environmental risks or to transfer those risks to TRC entirely. The Company manages its own risks through innovative problem solving, the application of premium charges for the transfer of risks and administrative costs from the customer to TRC and, when appropriate, insurance policy partnerships with companies such as American International Group (AIG).

CUSTOMERS

The Company's customers include companies in the chemical, automotive, petroleum, construction, transportation, mining, waste management and other industries, financial institutions, public utilities, and local, state and federal government agencies. Many of the Company's commercial customers are major multinational corporations. The following customers represent more than 50 percent of the Company's net service revenue:

AES Enterprises                         Hanson PLC                                    Southern Energy
ASARCO                                  Lockheed Martin Corporation                   Tosco
Burlington Northern Santa Fe RR         Meridian Gold                                 The Trump Organization
Connecticut Resources Recovery          Mobil                                         U.S. Generating
      Authority                         New York City                                 U.S. Government
Consolidated Edison of New York            -   School Construction Authority             -   EPA
Duke Energy                                -   Department of Transportation              -   DOD
Express Pipeline                           -   Department of Parks                       -   FAA
General Electric                        New York State Dept. of Transportation        Unocal
General Motors                          Orange County, CA                             Waste Management


For fiscal 1999, 1998 and 1997, the federal government (principally the U.S. Environmental Protection Agency and the U. S. Department of Defense) accounted for 19%, 20% and 22%, respectively, of the Company's net service revenue. No other customer represented 10% or more of the Company's net service revenue in any of those years.

MARKETING AND SALES

The Company believes that it attracts customers primarily on the basis of its reputation for providing cost-effective solutions to customer needs and its ability to respond to meet customer schedules. The marketing activities for the Company's services are generally conducted by senior professional staff members and executives (seller-doers) who are recognized experts in our business areas and regularly meet with existing and potential customers to obtain new business. These activities are typically conducted through the Company's network of offices for local customers and by business sector leaders for national customers. In addition, corporate and subsidiary marketing departments coordinate representation at trade shows, prepare sales literature and develop and place advertising.

BACKLOG

At June 30, 1999, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $58 million, as compared to approximately $36 million at June 30, 1998. The Company expects that approximately 75% of this backlog will be completed in fiscal 2000. In addition to this net contract backlog, the Company holds open order contracts from various customers and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. There can be no assurance that any work included in backlog will not be canceled or delayed.

EMPLOYEES

As of June 30, 1999, the Company had approximately 800 full and part-time employees. Approximately 85% of these employees are primarily engaged in performing environmental engineering and consulting, process and civil engineering, construction management and information management services for customers. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes registered professional engineers, geologists, hydrologists, hydrogeologists, meteorologists, toxicologists, chemists, industrial hygienists, archaeologists, biologists, construction specialists, computer programmers, systems analysts and others with degrees and experience that enables the Company to provide a full range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

COMPETITION

The markets for many of the Company's services are highly competitive. There are numerous professional architectural, engineering and consulting firms and other organizations which offer many of the services offered by the Company. The Company is subject to direct competition with respect to the services it provides from many other firms, ranging from small local firms to large national firms having substantially greater financial, management and marketing resources than the Company. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel.

The Company focuses on market areas where the Company can be a leading provider due to staff skills, reputation, financial strength and/or geographic presence. For example, the Company believes that it is one of the top 2 or 3 providers of permitting services for the rapidly growing deregulated energy business. Further, the Company appears to be the market leader in providing complete outsourcing of site remediation services through its Exit Strategy-TM- program.

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

PATENTS, TRADEMARKS AND LICENSES

The Company has a number of trademarks, service marks, copyrights and licenses, none of which are considered material to the Company's business as a whole.

RESEARCH AND DEVELOPMENT

Historically, research and development costs were charged to operations as incurred by the Company's instrumentation subsidiary, which was sold in July 1998, and amounted to approximately $187,000 and $190,000 in fiscal 1998 and 1997, respectively.

ENVIRONMENTAL AND OTHER CONSIDERATIONS

The Company does not believe that its own compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on capital expenditures, earnings or competitive position.

ITEM 2.       PROPERTIES

The Company provides its services through a network of 24 offices located nationwide and offices in Lima, Peru and Santiago, Chile. The Company does not own any real estate and leases approximately 248,000 square feet of office and laboratory space to support these operations. The Company owns substantially all of the analytical, chemical monitoring, emissions testing and other specialized equipment required to render its various services. In addition, the Company leases certain computers and office equipment.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

Information on "Market for the Registrant's Common Equity and Related Stockholder Matters" is contained on page 20 of the Company's 1999 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

Information on "Selected Financial Data" is contained on page 4 of the Company's 1999 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Results of Operations and Financial Condition" is contained on pages 6 through 8 of the Company's 1999 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of TRC Companies, Inc. and Report of Independent Accountants set forth on pages 9 through 20 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Operations, Cash Flows and Changes in
                    Shareholders' Equity - Years ended June 30, 1999, 1998 and 1997

         Consolidated Balance Sheets - June 30, 1999 and 1998

         Notes to Consolidated Financial Statements

         Report of Independent Accountants, dated August 4, 1999

The supplementary data regarding quarterly results of operations is contained on page 5 of the Company's 1999 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the Company's Directors and Executive Officers is contained on pages 3 through 9 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held October 22, 1999, and such information is incorporated herein by reference.

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



                                            Present Position and                     Other Positions Held
          Name and Age                      Date of Appointment                     During Last Five Years

Richard D. Ellison.........(60)    Chairman, President and Chief                Senior Vice President and Chief Engineer
                                   Executive Officer (April 1997)

Richard J. McGuire, Jr.....(55)    Director of the Company (April 1997)         President, TRC Environmental Corporation
                                   and President, TRC Mariah Associates,
                                   Inc. (May 1994)

John H. Claussen...........(50)    Senior Vice President, TRC Companies,        Senior Vice President and General
                                   Inc. and President, TRC Environmental        Counsel
                                   Corporation (February 1997)

Miro Knezevic..............(49)    Senior Vice President, TRC Companies,
                                   Inc. (August 1998) Executive Vice
                                   President, TRC Environmental
                                   Solutions, Inc. (March 1994)

Glenn E. Harkness..........(51)    Senior Vice President, TRC                   Vice President, TRC Environmental
                                   Environmental Corporation                    Corporation
                                   (September 1997)

Harold C. Elston, Jr.......(55)   Senior Vice President (March 1998),          Vice President and Treasurer
                                   Chief Financial Officer (May 1999)
                                   and Secretary (March 1998)



    NO FAMILY RELATIONSHIP EXISTS BETWEEN ANY OF THE INDIVIDUALS NAMED ABOVE.


ITEM 11. EXECUTIVE COMPENSATION

Information on "Executive Compensation" is contained on pages 6 through 9 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 22, 1999, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained on pages 2 through 5 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 22, 1999, and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on "Certain Relationships and Related Transactions" is contained on page 12 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 22, 1999 and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND SCHEDULE

         1. The Consolidated Financial Statements and Report of Independent Accountants set forth on pages 9 through 20 of the Company's 1999 Annual Report to Shareholders are incorporated by reference into this report by Item 8 herein.

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

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports of Form 8-K for the fourth quarter of fiscal 1999.

(c)      EXHIBITS


          3.1     Restated Certificate of Incorporation, dated November 18,
                  1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.

          3.2 Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 as filed on April 16, 1986,
                  Registration No. 33-4896.

         10.1 Restated Stock Option Plan, dated May 6, 1998, incorporated by reference to the Company's Form 10-K for the year ended June
                  30, 1998

         10.2.1 Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998.

         10.2.2 TRC Key Person Bonus Plan for Fiscal Years 1999 - 2003, as adopted on March 22, 1999.

         10.3 Third Amended and Restated Revolving Credit Agreement, by and among TRC Companies, Inc. and its subsidiaries and BankBoston, N.A., dated July 10, 1998, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998.



         10.3.1   Amendment No. 1 to the Third Amended and Restated  Revolving
                  Credit Agreement, by and among TRC Companies, Inc. and its subsidiaries and BankBoston, N.A. dated July 1, 1999

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

        13        Annual Report to Shareholders for the fiscal year ended June
                  30, 1999. (Only those portions expressly incorporated by reference are deemed to be filed herewith.)

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

                                          TRC COMPANIES, INC.


Dated:  September 28, 1999                By:  /s/ Richard D. Ellison
                                               -------------------------------
                                               Richard D. Ellison, Ph.D., P.E.
                                               Chairman, President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



     /s/ Richard D. Ellison                Chairman, President and                       September 28, 1999
--------------------------------           Chief Executive Officer
         Richard D. Ellison


     /s/ Edward G. Jepsen                  Director                                      September 28, 1999
--------------------------------
         Edward G. Jepsen


     /s/ Richard J. McGuire, Jr.           Director                                      September 28, 1999
--------------------------------
         Richard J. McGuire, Jr.


     /s/ Edward W. Large                   Director                                      September 28, 1999
--------------------------------
         Edward W. Large


     /s/ J. Jeffrey McNealey               Director                                      September 28, 1999
--------------------------------
         J. Jeffrey McNealey


     /s/ Harold C. Elston, Jr.             Senior Vice President, Chief Financial        September 28, 1999
--------------------------------           Officer and Secretary
         Harold C. Elston, Jr.


                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors
 of TRC Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated August 4, 1999, appearing in the Annual Report to Shareholders of TRC Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
August 4, 1999

                       Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 33-84660) and in the Registration Statements on Form S-8 (Nos. 2-66247, 2-77690, 33-18771, 33-26748, 33-38810, 33-45169,
33-70662, 33-87446, 33-87448 and 333-57463) of TRC Companies, Inc. of our
report dated August 4, 1999 relating to the financial statements, which appear in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated August 4, 1999 relating to the financial statement schedule, which appears in this Form 10-K.

/s/PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
September 28, 1999

                               TRC Companies, Inc.

                 Schedule II - Valuation and Qualifying Accounts
                For the Years Ended June 30, 1999, 1998 and 1997

                                 (in thousands)



                                         Balance at       Charged to         Allowances                           Balance at
                                          beginning       costs and        from acquired                            end of
            Description                   of period        expenses          businesses        Deductions*          period
---------------------------------       ------------    -------------     ---------------    ---------------    -------------
1999

  Allowance for doubtful accounts        $  2,375        $    725          $   200             $    (754)         $   2,546
                                          ------------    -------------     ---------------    ---------------    -------------

1998
  Allowance for doubtful accounts           2,300           1,129               25                (1,079)             2,375
                                          ------------    -------------     ---------------    ---------------    -------------

1997
  Allowance for doubtful accounts           2,500             999               73                (1,272)             2,300
                                          ------------    -------------     ---------------    ---------------    -------------



*  Uncollectable accounts written off, net of recoveries.

                               TRC Companies, Inc.

                             Form 10-K Exhibit Index
                         Fiscal Year Ended June 30, 1999



 EXHIBIT                                                                          SEQUENTIAL
NUMBER            DESCRIPTION                                                   PAGE NUMBER

10.2.1         Termination Policy for Members of TRC Key Person                       14
               Group, as adopted on December 1, 1998

10.2.2         TRC Key Person Bonus Plan for Fiscal Years                            15-16
               1999 - 2003, as adopted on March 22, 1999

10.3.1         Amendment No. 1 to Third Amended and Restated                         17-23
               Revolving Credit Agreement, by and among TRC
               Companies, Inc. and its subsidiaries and BankBoston,
               N.A., dated July 1, 1999

13             Annual Report to Shareholders for the fiscal year                     24-46
               ended June 30, 1999

21             Subsidiaries of the Registrant                                         47

27             Financial Data Schedule (for SEC purposes only)
