Form 10-Q
period 1999-09-30
TRC COMPANIES INC /DE/
filed 1999-11-15
CIK 103096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999


                                       OR


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                             06-0853807
   ------------------------------               ------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)


            5 Waterside Crossing
            Windsor, Connecticut                         06095
   --------------------------------------              --------
  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (860) 289-8631

                       -----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

On November 15, 1999 there were 6,800,193 shares of the registrant's common stock, $.10 par value, outstanding.

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999



PART I - FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements
                 Statements of Operations for the three months ended
                      September 30, 1999 and 1998........................................  3

                 Condensed Balance Sheets at September 30, 1999 and June 30, 1999........  4

                 Statements of Cash Flows for the three months ended
                       September 30, 1999 and 1998.......................................  5

                 Notes to Financial Statements...........................................  6

      Item 2.    Management's Discussion and Analysis of Results of Operations
                      and Financial Condition............................................  8


PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K........................................ 11


SIGNATURE................................................................................ 11


                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         Three Months
                                                                     Ended September 30,
(in thousands, except per share data)                                1999            1998
                                                                  ------------    -----------

Gross revenue                                                    $     25,129    $    18,406
      Less subcontractor costs and direct charges                       7,016          5,526
                                                                  ------------    -----------
Net service revenue                                                    18,113         12,880
                                                                  ------------    -----------


Operating costs and expenses:
      Direct labor and fringe benefit costs                             8,217          5,839
      Indirect costs and expenses                                       6,923          4,982
      General and administrative expenses                                 697            601
      Depreciation and amortization                                       651            579
                                                                  ------------    -----------
                                                                       16,488         12,001
                                                                  ------------    -----------

Income from operations                                                  1,625            879

Interest expense                                                          195            119
                                                                  ------------    -----------
Income before taxes                                                     1,430            760

Federal and state income tax provision                                    515            289
                                                                  ------------    -----------
Net income                                                       $        915    $       471
                                                                  ------------    -----------

Earnings per share - basic and diluted                           $        .13    $       .07
                                                                  ------------    -----------

Average shares outstanding:
      Basic                                                             6,800          6,782
      Diluted                                                           7,003          6,788
                                                                  ------------    -----------


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                  AND CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              September 30,      June 30,
(in thousands, except share data)                                                 1999            1999
                                                                              ------------    ------------
                                     ASSETS
Current assets:
     Cash                                                                   $         829   $       1,368
     Accounts receivable, less allowance for doubtful accounts                     32,993          31,479
     Deferred income tax benefits                                                   1,299           1,231
     Prepaid expenses and other current assets                                      1,137           1,096
                                                                              ------------    ------------
                                                                                   36,258          35,174
                                                                              ------------    ------------

Property and equipment, at cost                                                    21,136          20,377
     Less accumulated depreciation and amortization                                16,987          16,603
                                                                              ------------    ------------
                                                                                    4,149           3,774
                                                                              ------------    ------------
Costs in excess of net assets of acquired businesses, net of
     accumulated amortization                                                      27,066          26,519
                                                                              ------------    ------------
Other assets                                                                          596             605
                                                                              ------------    ------------
                                                                            $      68,069   $      66,072
                                                                              ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of debt and borrowings under line of credit            $       8,100   $       7,600
     Accounts payable                                                               4,201           4,152
     Accrued compensation and benefits                                              3,477           3,433
     Other accrued liabilities                                                      2,985           2,558
                                                                              ------------    ------------
                                                                                   18,763          17,743
                                                                              ------------    ------------
Noncurrent liabilities:
     Long-term debt                                                                   300             300
     Deferred income taxes                                                          1,099           1,041
                                                                              ------------    ------------
                                                                                    1,399           1,341
                                                                              ------------    ------------
Shareholders' equity:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, none issued             -               -
        Common, $.10 par value; 30,000,000 shares authorized, 7,428,846 shares issued at September 30, 1999 and 7,427,846 shares
          issued at June 30, 1999                                                     743             743
     Additional paid-in capital                                                    38,723          38,719
     Retained earnings                                                             11,338          10,423
                                                                              ------------    ------------
                                                                                   50,804          49,885
     Less treasury stock, at cost                                                   2,897           2,897
                                                                              ------------    ------------
                                                                                   47,907          46,988
                                                                              ------------    ------------
                                                                            $      68,069   $      66,072
                                                                              ------------    ------------



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                     AND CONSOLIDATED FINANCIAL STATEMENTS

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(in thousands)                                                        Three Months Ended
                                                                        September 30,
                                                                     1999            1998
                                                                  ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $         915   $        471
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                     651            579
        Change in deferred taxes and other non-cash items                 (10)            20
        Changes in assets and liabilities:
           Accounts receivable                                         (1,514)        (1,305)
           Prepaid expenses and other current assets                      (41)          (531)
           Accounts payable                                                49           (902)
           Accrued compensation and benefits                               44           (226)
           Other accrued liabilities                                     (377)          (126)
                                                                  ------------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                    (283)        (2,020)
                                                                  ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment, net                            (761)          (234)
     Proceeds from sale of instrumentation business                        -           2,750
     Decrease in other assets                                               1             13
                                                                  ------------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (760)         2,529
                                                                  ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                       (3,500)        (3,500)
     Net borrowings under line of credit                                4,000          2,600
     Proceeds from exercise of stock options                                4              -
                                                                  ------------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       504           (900)
                                                                  ------------    -----------

DECREASE IN CASH                                                         (539)          (391)

Cash, beginning of period                                               1,368          1,379
                                                                  ------------    -----------
CASH, END OF PERIOD                                             $         829   $        988
                                                                  ------------    -----------


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                              $         453   $        190
     Income taxes paid, net of refunds                                    732            129
                                                                  ------------    -----------



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                   AND CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999


1. The condensed and consolidated balance sheet at September 30, 1999 and the consolidated statements of operations and cash flows for the three months ended September 30, 1999 and 1998 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999.

2. Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilutive effect of outstanding stock options and warrants.

3. In fiscal 1999, the Company completed the acquisitions of two environmental engineering and consulting companies and one transportation engineering and consulting firm, as more fully described on pages 14 and 15 of the Company's 1999 Annual Report to Shareholders. Accordingly, the following unaudited pro forma information for the three months ended September 30, 1998 presents summarized results of operations as if the acquisitions had occurred at the beginning of that period after giving effect to adjustments, including amortization of costs in excess of the net assets acquired, increased interest expense on acquisition borrowings and related income tax effects (in thousands, except per share amount):


                                                    Three Months Ended
                                                    September 30, 1998
                                                    ------------------
              Net service revenue                    $      16,194
                                                       -----------
              Net income                                       604
                                                       -----------
              Earnings per share - diluted                     .09
                                                       -----------



         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results that will be obtained in the future.

         In connection with the acquisition of Alton Geoscience, Inc. which was completed in fiscal 1999, the Company accrued at September 30, 1999 additional purchase consideration of approximately $.8 million in accordance with the terms of the agreement.

4. The Company recently entered into several long-term contracts under its Exit Strategies(TM) program which involve the transfer of liability for remediation of environmental conditions at a site from the responsible parties to the Company. In exchange, the responsible parties have entered into a fixed fee contract with the Company in an amount based on the estimated cost of remediation. The Company generally assumes the risk for all remediation costs for pre-existing site conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies which provides coverage for cost increases arising from unknown or changed conditions.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Three Months Ended September 30, 1999 and 1998

OVERVIEW

TRC Companies, Inc. provides technical, financial risk management and construction services to industry and government primarily in the United States market. The Company's main focus is in the areas of infrastructure improvements and expansions, environmental management and information technology.

RESULTS OF OPERATIONS

The Company, in the course of providing its services, routinely subcontracts drilling, laboratory analyses, construction equipment and other services. These costs are passed directly through to clients and, in accordance with industry practice, are included in gross revenue. Because subcontractor costs and direct charges can vary significantly from project to project, the Company considers net service revenue, which is gross revenue less subcontractor costs and direct charges, as its primary measure of revenue growth.

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue.


                                                   Three Months Ended September 30,
                                                           1999          1998
                                                      ----------    ----------
       NET SERVICE REVENUE                                100.0 %       100.0 %
                                                      ----------    ----------
       OPERATING COSTS AND EXPENSES:
          Direct labor and fringe benefit costs            45.4          45.3
          Indirect costs and expenses                      38.2          38.7
          General and administrative expenses               3.8           4.7
          Depreciation and amortization                     3.6           4.5
                                                      ----------    ----------
       INCOME FROM OPERATIONS                               9.0           6.8
       Interest expense                                     1.1           0.9
                                                      ----------    ----------
       INCOME BEFORE TAXES                                  7.9           5.9
       Federal and state income tax provision               2.8           2.2
                                                      ----------    ----------
       NET INCOME                                           5.1 %         3.7 %
                                                      ----------    ----------


The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 41% to $18.1 million during the three months ended September 30, 1999, compared to $12.9 million in the same period last year. The increase was due to a combination of internal growth and the additional revenue from acquisitions made in fiscal 1999.

Direct labor and fringe benefit costs also increased by approximately 41% during the three months ended September 30, 1999, as compared to the same period last year, primarily due to the increase in net service revenue. Indirect costs and expenses increased by approximately 39% during the three months ended September 30, 1999, as compared to the same period last year. This increase was primarily due to the additional operating costs associated with the businesses acquired in fiscal 1999. However, as a percentage of net service revenue, these costs decreased to 38.2% from 38.7% last year.

General and administrative expenses increased by approximately 16% during the three months ended September 30, 1999, as compared to the same period last year. The increase was primarily due to the acquisitions made in fiscal 1999. However, as a percentage of net service revenue, these costs decreased to 3.8% from 4.7% last year.

Depreciation and amortization expense increased by approximately 12% during the three months ended September 30, 1999, as compared to the same period last year. This increase was due to the additional depreciation expense on the equipment of businesses acquired in fiscal 1999 and to the additional amortization of costs in excess of the net assets of the acquired businesses.

Income from operations increased by approximately 85% to $1.6 million during the three months ended September 30, 1999, as compared to $.9 million during the same period last year. The continued improvement in operating performance was primarily due to the growth in revenue, without comparable increases in operating overhead.

Interest expense increased during the three months ended September 30, 1999, as compared to the same period last year, primarily due to higher levels of debt outstanding because of acquisitions completed in fiscal 1999.

The provision for federal and state income taxes reflects an effective rate of 36% for the three months ended September 30, 1999, compared to an effective rate of 38% in the same period last year. The decrease was primarily due to lower state income taxes. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flows used in operating activities for the three months ended September 30, 1999 was approximately $.3 million. The cash generated by net income and the non-cash charges against income for depreciation and amortization was offset by the increase in accounts receivable due to the growth in revenue as well as higher income tax and interest payments.

Investing activities used cash of approximately $.8 million during the three months ended September 30, 1999, consisting primarily of expenditures for additional information technology and other equipment to support business growth. The Company expects to make capital expenditures of approximately $1.5 million during the remainder of fiscal 2000.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $15 million revolving credit facility secured by accounts receivable which expires July 2001. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 1 3/4%. The agreement requires the Company to meet certain financial ratios. At September 30, 1999, outstanding borrowings pursuant to the agreement were $8 million, at an average interest rate of 7.3%. The Company also had outstanding at September 30, 1999 a $.4 million 7 3/4% subordinated note issued in connection with the purchase of Hydro-Geo Consultants, Inc. in March 1998. The note is repayable in four remaining equal installments.

On July 1, 1999, the Company repaid the final $3.5 million installment on the subordinated note issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc., with cash provided by the revolving credit facility.

The Company expects to increase its available cash flow over the remainder of fiscal 2000, primarily from operations and from reductions in working capital derived mainly from the collection of accounts receivable. The cash generated from operations, the cash on hand at September 30, 1999 and available borrowings under the bank line of credit will be sufficient to meet the Company's cash requirements for the remainder of fiscal 2000.

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure that its critical management, financial and operating systems will recognize and process transactions for the year 2000 and beyond. As a result, all computer systems and applications have been reviewed and, where appropriate, detailed plans have been developed, implemented and tested. The costs specific to the Year 2000 issue are not expected to have a material impact on the Company's future operating results, financial condition or cash flows.

Although the Company expects to be fully Year 2000 compliant on a timely basis, if system modifications and conversions are not effective, or if the Company's critical suppliers and customers do not address this issue successfully, the Year 2000 issue could possibly have a material impact on the Company's operations and financial condition.

The Company has developed contingency plans to be implemented as part of its efforts to identify and mitigate any Year 2000 issues. The contingency plans deal with the most likely worst-case scenarios and will be updated, as appropriate, through December 31, 1999.

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


                           PART II: OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits -

                 27      Financial Data Schedule (for SEC purposes only)

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRC COMPANIES, INC.





November 15, 1999              by:  /s/  Harold C. Elston, Jr.
                                  -----------------------------------------
                                             Harold C. Elston, Jr.
                               Senior Vice President and Chief Financial Officer
                                           (Chief Accounting Officer)