Form 10-Q
period 1999-12-31
TRC COMPANIES INC /DE/
filed 2000-02-14
CIK 103096

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended December 31, 1999

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

       For the transition period from ________________ to ________________

                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                06-0853807
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

        5 Waterside Crossing
        Windsor, Connecticut                             06095
   ----------------------------------------           ----------
   (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (860) 289-8631

                       -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

On February 14, 2000 there were 6,831,693 shares of the registrant's common stock, $.10 par value, outstanding.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1999

PART I - FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements:

           Consolidated Statements of Operations for the three and six months ended December 31, 1999 and 1998............................... 3

           Condensed Consolidated Balance Sheets at December 31, 1999 and
                  June 30, 1999.............................................. 4

           Consolidated Statements of Cash Flows for the six months ended
                  December 31, 1999 and 1998................................. 5

           Notes to Condensed Consolidated Financial Statements.............. 6

  Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition.................................... 8

PART II - OTHER INFORMATION

  Item 4:  Submission of Matters to a Vote of Security Holders.............. 11

  Item 6.  Exhibits and Reports on Form 8-K................................. 11


SIGNATURE................................................................... 12

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                           December 31,                     December 31,
(in thousands, except per share amounts)              1999             1998            1999             1998
                                                      ----             ----            ----             ----
GROSS REVENUE                                       $27,130          $18,987          $52,259          $37,393
     Less subcontractor costs
       and direct charges                             8,376            5,836           15,392           11,362
                                                    -------          -------          -------          -------
NET SERVICE REVENUE                                  18,754           13,151           36,867           26,031
                                                    -------          -------          -------          -------

OPERATING COSTS AND EXPENSES:
     Direct labor and fringe benefit costs            8,344            5,889           16,562           11,729
     Indirect costs and expenses                      7,175            5,063           14,097           10,045
     General and administrative expenses                724              607            1,421            1,207
     Depreciation and amortization                      643              594            1,294            1,173
                                                    -------          -------          -------          -------
                                                     16,886           12,153           33,374           24,154
                                                    -------          -------          -------          -------

INCOME FROM OPERATIONS                                1,868              998            3,493            1,877

Interest expense                                        228              121              423              240
                                                    -------          -------          -------          -------
INCOME BEFORE TAXES                                   1,640              877            3,070            1,637

Federal and state income tax provision                  590              333            1,105              622
                                                    -------          -------          -------          -------
NET INCOME                                          $ 1,050          $   544          $ 1,965          $ 1,015
                                                    -------          -------          -------          -------
                                                    -------          -------          -------          -------

EARNINGS PER SHARE:
     Basic                                          $  0.15          $  0.08          $  0.29          $  0.15
     Diluted                                           0.15             0.08             0.28             0.15
                                                    -------          -------          -------          -------
                                                    -------          -------          -------          -------
AVERAGE SHARES OUTSTANDING:

     Basic                                            6,800            6,782            6,800            6,782
     Diluted                                          7,065            6,804            7,034            6,796
                                                    -------          -------          -------          -------
                                                    -------          -------          -------          -------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31,    June 30,
(in thousands, except share data)                                            1999            1999
                                                                          ------------    ------------
                               ASSETS                                     (Unaudited)
CURRENT ASSETS:
     Cash                                                               $         307      $    1,368
     Accounts receivable, less allowance for doubtful accounts                 34,006          31,479
     Deferred income tax benefits                                               1,362           1,231
     Prepaid expenses and other current assets                                  1,054           1,096
                                                                          ------------    ------------
                                                                               36,729          35,174
                                                                          ------------    ------------
PROPERTY AND EQUIPMENT, AT COST                                                20,897          20,377
     Less accumulated depreciation and amortization                            16,486          16,603
                                                                          ------------    ------------
                                                                                4,411           3,774
                                                                          ------------    ------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, NET OF
     ACCUMULATED AMORTIZATION                                                  27,587          26,519
                                                                          ------------    ------------
OTHER ASSETS                                                                    1,306             605
                                                                          ------------    ------------
                                                                        $      70,033   $      66,072
                                                                          ------------    ------------
                                                                          ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of debt and borrowings under line of credit        $       9,400   $       7,600
     Accounts payable                                                           4,799           4,152
     Accrued compensation and benefits                                          2,373           3,433
     Other accrued liabilities                                                  3,042           2,558
                                                                          ------------    ------------
                                                                               19,614          17,743
                                                                          ------------    ------------
NONCURRENT LIABILITIES:
     Long-term debt                                                               300             300
     Deferred income taxes                                                      1,159           1,041
                                                                          ------------    ------------
                                                                                1,459           1,341
                                                                          ------------    ------------
SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, none issued           -               -
        Common, $.10 par value; 30,000,000 shares authorized, 7,429,346 shares issued at December 31, 1999 and 7,427,846 shares
          issued at June 30, 1999                                                 743             743
     Additional paid-in capital                                                38,726          38,719
     Retained earnings                                                         12,388          10,423
                                                                          ------------    ------------
                                                                               51,857          49,885
     Less treasury stock, at cost                                               2,897           2,897
                                                                          ------------    ------------
                                                                               48,960          46,988
                                                                          ------------    ------------
                                                                        $      70,033   $      66,072
                                                                          ------------    ------------
                                                                          ------------    ------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                        December 31,
(in thousands)                                                      1999            1998
                                                                 ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $       1,965   $       1,015
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                  1,294           1,173
        Change in deferred taxes and other non-cash items                (13)              5
        Changes in assets and liabilities:
           Accounts receivable                                        (3,253)           (468)
           Prepaid expenses and other current assets                    (208)           (616)
           Accounts payable                                              647          (1,233)
           Accrued compensation and benefits                          (1,060)           (638)
           Other accrued liabilities                                    (333)           (253)
                                                                 ------------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                   (961)         (1,015)
                                                                 ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                              (1,395)           (434)
     Proceeds from sale of instrumentation business                        -           2,750
     Acquisition of businesses                                           (44)              -
     Acquisition of equity investment and other                         (468)             (7)
                                                                 ------------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (1,907)          2,309
                                                                 ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of long-term debt                                      (3,500)         (3,500)
     Net borrowings (repayments) under line of credit                  5,300           1,400
     Proceeds from exercise of stock options                               7               -
                                                                 ------------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    1,807          (2,100)
                                                                 ------------    -----------

DECREASE IN CASH                                                      (1,061)           (806)

Cash, beginning of period                                              1,368           1,379
                                                                 ------------    -----------
CASH, END OF PERIOD                                            $         307   $         573
                                                                 ------------    -----------
                                                                 ------------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                             $         743    $        233
     Income taxes paid, net of refunds                                 1,498             624
                                                                 ------------    -----------
                                                                 ------------    -----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

1. The condensed consolidated balance sheet at December 31, 1999 and the consolidated statements of operations for the three and six months ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended December 31, 1999 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999.

2. Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilutive effect of outstanding stock options and warrants.

3. In fiscal 1999, the Company completed three strategic acquisitions, as more fully described on pages 14 and 15 of the Company's 1999 Annual Report to Shareholders. Accordingly, the following unaudited pro forma information for the six months ended December 31, 1998 presents summarized results of operations as if the acquisitions had occurred at the beginning of that period after giving effect to adjustments, including amortization of costs in excess of the net assets acquired, increased interest expense on acquisition borrowings and related income tax effects (in thousands, except per share amount):

                                                   Six Months Ended
                                                   December 31, 1998
                                                   -----------------

           Net service revenue                        $    32,724
                                                      -----------
           Net income                                       1,332
                                                      -----------
           Earnings per share - diluted                       .20
                                                      -----------

         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results that will be obtained in the future.

         During the six months ended December 31, 1999, the Company recorded approximately $1.5 million of additional costs in excess of net assets acquired related to an earnout in accordance with the terms of the agreement and an adjustment to purchase price allocation.

4. The Company recently entered into several long-term contracts under its Exit Strategies(R)program which involve the transfer of liability from the responsible parties to the Company for remediation of environmental conditions at a site. In exchange, the responsible parties have entered into fixed fee contracts with the Company in amounts based on the estimated costs of remediation. The Company generally assumes the risk for all remediation costs for pre-existing site conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies which provides coverage for cost increases arising from unknown or changed conditions.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              Three and Six Months Ended December 31, 1999 and 1998

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue.

                                                     Three Months Ended               Six Months Ended
                                                        December 31,                    December 31,
                                                       1999            1998            1999            1998
                                                  ----------      ----------      ----------      ----------
NET SERVICE REVENUE                                   100.0 %         100.0 %         100.0 %         100.0%
                                                  ----------      ----------      ----------      ----------
OPERATING COSTS AND EXPENSES:
     Direct labor and fringe benefit costs             44.4            44.8            44.9            45.1
     Indirect costs and expenses                       38.3            38.5            38.2            38.6
     General and administrative expenses                3.9             4.6             3.9             4.6
     Depreciation and amortization                      3.4             4.5             3.5             4.5
                                                  ----------      ----------      ----------      ----------
INCOME FROM OPERATIONS                                 10.0             7.6             9.5             7.2
Interest expense                                        1.3             0.9             1.2             0.9
                                                  ----------      ----------      ----------      ----------
INCOME BEFORE TAXES                                     8.7             6.7             8.3             6.3
Federal and state income tax provision                  3.1             2.6             3.0             2.4
                                                  ----------      ----------      ----------      ----------
NET INCOME                                              5.6 %           4.1 %           5.3 %           3.9%
                                                  ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------

The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 43% to $18.8 million during the three months ended December 31, 1999, compared to $13.2 million in the same period last year. For the six months ended December 31, 1999, net service revenue increased by 42% to $36.9 million, compared to $26 million in the same period last year. These increases were due to a combination of internal growth arising out of increased demand for the Company's services and the additional revenue from acquisitions made in fiscal 1999.

Direct labor and fringe benefit costs increased by approximately 41% in both the three and six months ended December 31, 1999, as compared to the same periods last year, primarily due to the increases in net service revenue. Indirect costs and expenses increased by approximately 42% and 40%, respectively, during the three and six months ended December 31, 1999, as compared to the same periods last year. These increases were primarily due to the additional operating costs associated with the businesses acquired in fiscal 1999.

General and administrative expenses increased by approximately 19% and 18%, respectively, during the three and six months ended December 31, 1999, as compared to the same periods last year. These increases were primarily due to the acquisitions made in fiscal 1999. However, as a percentage of net service revenue, these costs decreased to 4% from 5% in both the three and six month periods ended December 31, 1999, as compared to the same periods last year, reflecting management's philosophy of maximizing revenue without increasing overhead.

Depreciation and amortization expense increased by approximately 8% and 10%, respectively, during the three and six months ended December 31, 1999, as compared to the same periods last year. These increases were primarily due to additional depreciation expense on the furniture and equipment of businesses acquired in fiscal 1999 and to additional amortization of costs in excess of the net assets of acquired businesses.

Income from operations increased by approximately 87% to $1.9 million during the three months ended December 31, 1999, as compared to $1 million during the same period last year. For the six months ended December 31, 1999, income from operations increased by approximately 86% to $3.5 million, as compared to $1.9 million during the same period last year. The continued improvement in operating performance was primarily due to: (1) the Company's focus toward higher margin, economically driven markets; and (2) the growth in revenue, without comparable increases in operating overhead.

Interest expense increased during the three and six months ended December 31, 1999, as compared to the same periods last year, primarily due to higher interest rates and higher levels of debt outstanding because of acquisitions completed in fiscal 1999. The Company's percentage of debt to capitalization ratio continues to remain low, reflecting management's conservative philosophy.

The provision for federal and state income taxes reflects an effective rate of 36% in the three and six months ended December 31, 1999, compared to an effective rate of 38% in the same periods last year. The decreases are primarily due to lower state income taxes. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flows used in operating activities for the six months ended December 31, 1999 was approximately $1 million. The cash generated by net income and the non-cash charges against income for depreciation and amortization was offset by the increase in accounts receivable due to the continued growth in revenue, the timing of the payroll payments and to higher income tax and interest payments.

Investing activities used cash of approximately $1.9 million during the six months ended December 31, 1999, consisting primarily of expenditures for additional information technology and other equipment to support business growth and an equity investment in certain Brownfields redevelopment property. Subsequent to December 31, 1999, the Company used approximately $2.9 million of additional cash for an acquisition. Also, the Company expects to make capital expenditures of approximately $1.5 million during the remainder of fiscal 2000.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $15 million revolving credit facility secured by accounts receivable which expires July 2001. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 1 3/4%. The agreement requires the Company to meet certain financial ratios. At December 31, 1999, outstanding borrowings pursuant to the agreement were $9.3 million, at an average interest rate of 8%. The Company also had outstanding at December 31, 1999 a $.4 million 7 3/4% subordinated note issued in connection with the purchase of Hydro-Geo Consultants, Inc. in March 1998. The note is repayable in four remaining equal installments.

On July 1, 1999, the Company repaid the final $3.5 million installment on the subordinated note issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc., with cash provided by the revolving credit facility.

The Company expects to increase its available cash flow over the remainder of fiscal 2000, primarily from operations and from reductions in working capital derived mainly from the accelerated collection of accounts receivable. The cash generated from operations, the cash on hand at December 31, 1999 and available borrowings under the bank line of credit are expected to be sufficient to meet the Company's cash requirements for the remainder of fiscal 2000.

YEAR 2000 COMPLIANCE

The Company had recognized the need to ensure that its critical management, financial and operating systems would recognize and process transactions for the year 2000 and beyond. As a result, the Company competed a process to review, and where appropriate, detailed plans were developed, implemented and tested. As of December 31, 1999, this process was completed and the Company did not experience any significant disruption as a result of the Year 2000 issue. The costs specific to the Year 2000 issue did not have a material impact on the Company's operating results, financial condition or cash flows.

Additionally, the Company completed an assessment of Year 2000 risks of its critical suppliers and customers. Despite these efforts, the Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems which would significantly impact its operations.

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

                           PART II: OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on October 22, 1999, all nominees for director were re-elected and PricewaterhouseCoopers, LLP were appointed as the Company's independent accountants for the fiscal year ending June 30, 2000 by a vote of 6,058,381 in favor of the appointment; 56,112 voted against; and 4,900 abstained. There were no broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -

     27      Financial Data Schedule (for SEC purposes only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRC COMPANIES, INC.



February 14, 2000              by:  /s/  Harold C. Elston, Jr.
                                    --------------------------
                                         Harold C. Elston, Jr.
                               Senior Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)