Form 10-Q
period 2000-03-31
TRC COMPANIES INC /DE/
filed 2000-05-15
CIK 103096

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2000

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

       For the transition period from ________________ to ________________

                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        06-0853807
----------------------------------------            --------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

       5 Waterside Crossing
       Windsor, Connecticut                                    06095
----------------------------------------            --------------------------
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

On May 15, 2000 there were 6,878,343 shares of the registrant's common stock, $.10 par value, outstanding.

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements:

            Consolidated Statements of Operations for the three and
               nine months ended March 31, 2000 and 1999...................  3

            Condensed Consolidated Balance Sheets at March 31, 2000 and
               June 30, 1999...............................................  4

            Consolidated Statements of Cash Flows for the nine months ended
               March 31, 2000 and 1999.....................................  5

            Notes to Condensed Consolidated Financial Statements...........  6

   Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition.....................................  8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk .... 11

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K............................... 12


SIGNATURE.................................................................. 12

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                Nine Months Ended
                                                                 March 31,                        March 31,
(in thousands, except per share amounts)                    2000             1999            2000             1999
                                                        ------------     ------------    ------------     ------------
GROSS REVENUE                                               $ 29,376         $ 17,930        $ 81,635         $ 55,324
     Less subcontractor costs
       and direct charges                                      8,050            3,859          23,443           15,222
                                                        ------------     ------------    ------------     ------------
NET SERVICE REVENUE                                           21,326           14,071          58,192           40,102
                                                        ------------     ------------    ------------     ------------

OPERATING COSTS AND EXPENSES:
     Direct labor and fringe benefit costs                     9,517            6,492          26,079           18,220
     Indirect costs and expenses                               8,215            5,268          22,311           15,313
     General and administrative expenses                         741              627           2,162            1,834
     Depreciation and amortization                               690              604           1,984            1,777
                                                        ------------     ------------    ------------     ------------
                                                              19,163           12,991          52,536           37,144
                                                        ------------     ------------    ------------     ------------

INCOME FROM OPERATIONS                                         2,163            1,080           5,656            2,958

Interest expense                                                 263              100             686              341
                                                        ------------     ------------    ------------     ------------
INCOME BEFORE TAXES                                            1,900              980           4,970            2,617

Federal and state income tax provision                           684              372           1,789              994
                                                        ------------     ------------    ------------     ------------
NET INCOME                                                  $  1,216           $  608        $  3,181         $  1,623
                                                        ------------     ------------    ------------     ------------
                                                        ------------     ------------    ------------     ------------

EARNINGS PER SHARE:
     Basic                                                   $  0.18          $  0.09         $  0.47          $  0.24
     Diluted                                                    0.17             0.09            0.45             0.24
                                                        ------------     ------------    ------------     ------------
                                                        ------------     ------------    ------------     ------------

AVERAGE SHARES OUTSTANDING:
     Basic                                                     6,830            6,782           6,800            6,782
     Diluted                                                   7,281            6,874           7,116            6,822
                                                        ------------     ------------    ------------     ------------
                                                        ------------     ------------    ------------     ------------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                   CONSOLIDATED STATEMENTS OF BALANCE SHEETS


                                                                                March 31,       June 30,
(in thousands, except share data)                                                 2000            1999
                                                                               ------------    ------------
                                        ASSETS                                 (Unaudited)
CURRENT ASSETS:
     Cash                                                                    $         399   $       1,368
     Accounts receivable, less allowance for doubtful accounts                      37,375          31,479
     Deferred income tax benefits                                                    1,438           1,231
     Prepaid expenses and other current assets                                       1,107           1,096
                                                                               ------------    ------------
                                                                                    40,319          35,174
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT, AT COST                                                     21,735          20,377
     Less accumulated depreciation and amortization                                (16,806)        (16,603)
                                                                               ------------    ------------
                                                                                     4,929           3,774
                                                                               ------------    ------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, NET OF
     ACCUMULATED AMORTIZATION                                                       29,044          26,519
                                                                               ------------    ------------
OTHER ASSETS                                                                         1,351             605
                                                                               ------------    ------------
                                                                             $      75,643   $      66,072
                                                                               ------------    ------------
                                                                               ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of debt and borrowings under revolving
        credit facility                                                      $      12,700   $       7,600
     Accounts payable                                                                4,745           4,152
     Accrued compensation and benefits                                               3,736           3,433
     Other accrued liabilities                                                       2,500           2,558
                                                                               ------------    ------------
                                                                                    23,681          17,743
                                                                               ------------    ------------
NONCURRENT LIABILITIES:
     Long-term debt                                                                    200             300
     Deferred income taxes                                                           1,224           1,041
                                                                               ------------    ------------
                                                                                     1,424           1,341
                                                                               ------------    ------------
SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, none issued                -               -
        Common, $.10 par value; 30,000,000 shares authorized, 7,469,246 shares issued at March 31, 2000 and 7,427,846 shares
          issued at June 30, 1999                                                      747             743
     Additional paid-in capital                                                     39,084          38,719
     Retained earnings                                                              13,604          10,423
                                                                               ------------    ------------
                                                                                    53,435          49,885
     Less treasury stock, at cost                                                   (2,897)         (2,897)
                                                                               ------------    ------------
                                                                                    50,538          46,988
                                                                               ------------    ------------
                                                                             $      75,643   $      66,072
                                                                               ------------    ------------
                                                                               ------------    ------------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                     March 31,
(in thousands)                                                                   2000          1999
                                                                             ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $   3,181     $  1,623
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                               1,984        1,777
        Change in deferred taxes and other non-cash items                             (24)          25
        Changes in assets and liabilities, net of effects from acquisitions and divestitures:
           Accounts receivable                                                     (4,578)       1,299
           Prepaid expenses and other current assets                                 (209)        (575)
           Accounts payable                                                           355       (2,265)
           Accrued compensation and benefits                                          (16)        (581)
           Other accrued liabilities                                                   41         (342)
                                                                               -----------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             734          961
                                                                               -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                           (2,110)        (714)
     Proceeds from sale of instrumentation business                                     -        2,750
     Acquisition of businesses, net of cash acquired                               (4,177)      (1,562)
     Acquisition of equity investment and other                                      (510)          33
                                                                               -----------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (6,797)         507
                                                                               -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                   (3,600)      (3,600)
     Net borrowings under revolving credit facility                                 8,600        1,500
     Proceeds from exercise of stock options                                           94            -
                                                                               -----------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 5,094       (2,100)
                                                                               -----------    ---------

DECREASE IN CASH                                                                     (969)        (632)

Cash, beginning of period                                                           1,368        1,379
                                                                               -----------    ---------
CASH, END OF PERIOD                                                             $     399     $    747
                                                                               -----------    ---------
                                                                               -----------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                              $     969     $    368
     Income taxes paid, net of refunds                                              1,499          816
                                                                               -----------    ---------
                                                                               -----------    ---------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

1. The condensed consolidated balance sheet at March 31, 2000, the consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999.

2. Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilutive effect of outstanding stock options and warrants.

3. In March 2000, the Company's revolving credit facility with a commercial bank was amended to increase the borrowing base to $20 million from $15 million and to extend the term of the facility to March 2003.

4. On January 7, 2000, the Company completed the acquisition of Hunter Associates Texas, Ltd. a civil engineering firm headquartered in Dallas, Texas, which was effective January 1, 2000. The purchase price of approximately $3.4 million consisted of a combination of cash, 25,000 shares of the Company's common stock, a 5-year warrant to purchase 20,000 shares of the Company's common stock exercisable at $7.81 per share and a holdback of approximately $.3 million. The Company could make additional payments based upon revenue objectives in each of the years in the three-year period ending December 31, 2002. The acquisition has been accounted for using the purchase method of accounting. The cost of the acquisition in excess of the fair value of the net assets acquired was approximately $1.7 million (before contingent consideration), which is being amortized over 30 years on a straight-line basis.

         Accordingly, the following unaudited pro forma information for the nine months ended March 31, 2000 and 1999 presents summarized results of operations as if the acquisition had occurred at the beginning of the periods presented after giving effect to adjustments, including amortization of costs in excess of the net assets acquired, increased interest expense on acquisition borrowings and related income tax effects (in thousands, except per share amount):

                                                       Nine Months Ended March 31,
             (Unaudited)                                   2000           1999
                                                       ------------   ------------
             Net service revenue                         $83,934        $43,005
                                                         -------        -------
             Net income                                    3,564          2,044
                                                         -------        -------
             Earnings per share - diluted                $   .50        $   .30
                                                         -------        -------

         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results that will be obtained in the future.

         In connection with the acquisitions completed in fiscal 1999, the Company recorded approximately $1.6 million of additional costs in excess of net assets acquired during the nine months ended March 31, 2000 related to an earnout in accordance with the terms of the agreement and adjustments to purchase price allocations.

5. The Company recently entered into several long-term contracts under its Exit Strategies-Registered Trademark- program which involve the transfer of liability from the responsible parties to the Company for remediation of environmental conditions at a site. In exchange, the responsible parties have entered into fixed fee contracts with the Company in amounts based on the estimated costs of remediation.
         The Company generally assumes the risk for all remediation costs for pre-existing site conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies which provides coverage for cost increases arising from unknown or changed conditions.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               Three and Nine Months Ended March 31, 2000 and 1999

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue.


                                               Three Months Ended              Nine Months Ended
                                                    March 31,                      March 31,
                                                 2000           1999            2000           1999
                                             ------------   ------------    ------------   ------------
NET SERVICE REVENUE                                100.0%         100.0%          100.0%         100.0%
                                             ------------   ------------    ------------   ------------
OPERATING COSTS AND EXPENSES:
  Direct labor and fringe benefit costs             44.6           46.1            44.8           45.4
  Indirect costs and expenses                       38.6           37.4            38.4           38.2
  General and administrative expenses                3.5            4.5             3.7            4.6
  Depreciation and amortization                      3.2            4.3             3.4            4.4
                                             ------------   ------------    ------------   ------------
INCOME FROM OPERATIONS                              10.1            7.7             9.7            7.4
Interest expense                                     1.2            0.8             1.1            0.9
                                             ------------   ------------    ------------   ------------
INCOME BEFORE TAXES                                  8.9            6.9             8.6            6.5
Federal and state income tax provision               3.2            2.6             3.1            2.5
                                             ------------   ------------    ------------   ------------
NET INCOME                                           5.7%           4.3%            5.5%           4.0%
                                             ------------   ------------    ------------   ------------
                                             ------------   ------------    ------------   ------------

The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 52% to $21.3 million during the three months ended March 31, 2000, compared to $14.1 million in the same period last year. For the nine months ended March 31, 2000, net service revenue increased by 45% to $58.2 million, compared to $40.1 million in the same period last year. These increases were due to a combination of internal growth arising out of increased demand for the Company's services and the additional revenue from the acquisition made in January 2000 and from the acquisitions made in fiscal 1999.

Direct labor and fringe benefit costs increased by approximately 47% and 43%, respectively, in the three and nine months ended March 31, 2000, as compared to the same periods last year, primarily due to the increases in net service revenue. Indirect costs and expenses increased by approximately 56% and 46%, respectively, during the three and nine months ended March 31, 2000, as compared to the same periods last year. These increases were primarily due to the additional operating costs associated with the businesses acquired in the current year and in fiscal 1999 and internal growth.

General and administrative expenses increased by approximately 18% during the three and nine months ended March 31, 2000, as compared to the same periods last year. These increases were primarily due to the acquisitions made in fiscal 1999 and internal growth. However, as a percentage of net service revenue, these costs decreased in both the three and nine months ended March 31, 2000, as compared to the same periods last year.

Depreciation and amortization expense increased by approximately 14% and 12%, respectively, during the three and nine months ended March 31, 2000, as compared to the same periods last year. These increases were primarily due to additional depreciation expense on the equipment of businesses acquired in the current and prior year and to additional amortization of costs in excess of the net assets of acquired businesses.

Income from operations increased by approximately 100% to $2.2 million during the three months ended March 31, 2000, as compared to $1.1 million during the same period last year. For the nine months ended March 31, 2000, income from operations increased by approximately 91% to $5.7 million, as compared to $3.0 million during the same period last year. The continued improvement in operating performance was primarily due to: (1) the Company's focus toward higher margin, economically driven markets; and (2) the growth in revenue, without comparable increases in operating overhead.

Interest expense increased during the three and nine months ended March 31, 2000, as compared to the same periods last year, primarily due to higher interest rates and higher levels of debt outstanding because of acquisitions completed in the current year and in fiscal 1999. The Company's percentage of debt to capitalization ratio continues to remain low, reflecting management's conservative philosophy.

The provision for federal and state income taxes reflects an effective rate of 36% in the three and nine months ended March 31, 2000, compared to an effective rate of 38% in the same periods last year. The decreases are primarily due to lower state income taxes. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flows provided by operating activities for the nine months ended March 31, 2000 was approximately $.7 million. The cash generated by net income and the non-cash charges against income for depreciation and amortization was partially offset by the increase in accounts receivable due to the continued growth in revenue and by higher income tax deposits and payment of the accrued interest on the subordinated note repaid on July 1, 1999.

Investing activities used cash of approximately $6.8 million during the nine months ended March 31, 2000. An acquisition completed in January 2000 and an earnout and other payments on the acquisitions made in fiscal 1999 required the use of approximately $4.2 million. The Company also made capital expenditures of approximately $2.1 million for additional information technology and other equipment to support business growth and invested approximately $.5 million in certain Brownfield redevelopment property. Subsequent to March 31, 2000, the Company used approximately $.5 million of additional cash for an acquisition. The Company expects to make capital expenditures of approximately $.8 million during the remainder of fiscal 2000.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. In March 2000, the Company amended its revolving credit facility by increasing the borrowing base from $15 million to $20 million, and extending the term of the facility from July 2001 to March 2003. The revolving credit facility is secured by accounts receivable. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 1 3/4%. The agreement requires the Company to meet certain financial ratios. At March 31, 2000, outstanding borrowings pursuant to the agreement were $12.6 million, at an average interest rate of 7.9%. The Company also had outstanding at March 31, 2000 a $.3 million 7 3/4% subordinated note issued in connection with the purchase of Hydro-Geo Consultants, Inc. in March 1998. The note is repayable in three remaining equal installments.

On July 1, 1999, the Company repaid the final $3.5 million installment on the subordinated note issued in March 1994 in connection with the acquisition of Environmental Solutions, Inc., with cash provided by the revolving credit facility.

The Company expects to increase its available cash flow over the remainder of fiscal 2000, primarily from operations and from reductions in working capital derived mainly from the accelerated collection of accounts receivable. The cash generated from operations, the cash on hand at March 31, 2000 and available borrowings under the revolving credit facility are expected to be sufficient to meet the Company's cash requirements for the next twelve months.

YEAR 2000 COMPLIANCE

The Company had recognized the need to ensure that its critical management, financial and operating systems would recognize and process transactions for the year 2000 and beyond. As a result, the Company completed a review of all critical and non-critical systems and at December 31, 1999 the Company did not experience any significant disruption as a result of the Year 2000 issue. The costs specific to the Year 2000 issue did not have a material impact on the Company's operating results, financial condition or cash flows.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's revolving credit facility with a commercial bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the revolving credit facility would not have a material effect on the Company's operating results, financial condition or cash flows.

                           PART II: OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         27      Financial Data Schedule (for SEC purposes only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRC COMPANIES, INC.



May 15, 2000                 by:  /s/  Harold C. Elston, Jr.
                                  ---------------------------------
                                       Harold C. Elston, Jr.
                             Senior Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)