Form 10-K
period 2000-06-30
TRC COMPANIES INC /DE/
filed 2000-09-28
CIK 103096

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                        OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                             FROM _________ TO __________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 298-9692

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
         Title of each class                          on which registered
---------------------------------------- ---------------------------------------
     COMMON STOCK, $.10 PAR VALUE                   NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

       The aggregate market value of the registrant's voting stock held by non-affiliates on September 8, 2000, was approximately $89,912,000.

       On September 8, 2000, there were 7,082,942 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the following documents are incorporated by reference into this Report: (1) registrant's 2000 Annual Report to Shareholders (Part II); and
(2) registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2000 (Part III).

================================================================================

                                     PART I

ITEM 1. BUSINESS

TRC Companies, Inc. (the Company) together with its wholly-owned subsidiaries and equity investments provides technical, financial risk management and construction services to industry and government primarily in the United States market. The Company's main focus is in the areas of infrastructure improvements and expansions, environmental management and information technology.

Traditionally much of the Company's work was derived from the environmental service business and was related to satisfying local, state and federal regulatory requirements. In early 1998, new TRC management initiated a growth plan directed toward maintaining the traditional business while increasing growth by also focusing on economically driven markets in the following four business areas:

-        Environmental Services
-        Infrastructure
-        Information Management
-        Engineered Financial Solutions

Environmental Services includes pollution control, waste management, auditing and assessment, permitting and compliance, design and engineering and natural and cultural resources management. This has been the Company's historic focus and the Company has an established niche in the high growth energy deregulation market. TRC's infrastructure development business targets geographic areas where rehabilitation of existing systems and population growth lead to expansion opportunities and continued infrastructure development. The Company provides customized information management systems to assist its customers' to utilize data more cost effectively. Within the Engineered Financial Solutions business area, the Company combines financing and/or financial risk management with technology (e.g., Exit Strategies(R), Brownfields redevelopment) to optimize customer solutions. The Company is the leading supplier of environmental remediation outsourcing through its trademarked Exit Strategies program. This value-added outsourcing program provides added rewards to the Company by partnering with a customer to share site environmental risks or to transfer those risks to TRC entirely. The Company manages its own risks through innovative problem solving, the application of premium charges for the transfer of risks and administrative costs from the customer to TRC and, when appropriate, insurance policy partnerships with companies such as American International Group (AIG).

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

AES Enterprises                                Hanson PLC                               Southern Energy
ASARCO                                         Lockheed Martin Corporation              Tosco
Burlington Northern Santa Fe RR                Meridian Gold                            The Trump Organization
Centex Corporation                             Mobil                                    U.S. Government
City of Frisco, Texas                          New York City                               -   EPA
Connecticut Resources Recovery                    -   School Construction Authority        -   DOD
      Authority                                   -   Department of Transportation         -   FAA
Consolidated Edison                               -   Department of Parks               Unocal
Duke Energy                                    New York State Dept. of Transportation   Waste Management
Express Pipeline                               Orange County, CA
General Electric                               PG&E National Energy Group
General Motors

For fiscal 2000, 1999 and 1998, the federal government (principally the U.S. Environmental Protection Agency and the U. S. Department of Defense) accounted for 9%, 19% and 20%, respectively, of the Company's net service revenue. No other customer represented 10% or more of the Company's net service revenue in any of those years.

MARKETING AND SALES

The Company believes that it attracts customers primarily on the basis of its reputation for providing value-added and cost-effective solutions to customer needs and its ability to respond to meet customer schedules. The marketing activities for the Company's services are generally conducted by senior professional staff members and executives (seller-doers) who are recognized experts in our business areas and regularly meet with existing and potential customers to obtain new business. These activities are typically conducted through the Company's network of regional resource centers for local customers and by business sector leaders for national customers. In addition, corporate and subsidiary marketing departments coordinate representation at trade shows, prepare sales literature and develop and place advertising.

BACKLOG

At June 30, 2000, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $80 million, as compared to approximately $58 million at June 30, 1999. The Company expects that approximately 60% of this backlog will be completed in fiscal 2001. In addition to this net contract backlog, the Company holds open order contracts from various customers and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. While most contracts contain cancellation provisions, the Company is unaware of any material work included in backlog which will be canceled or delayed.

EMPLOYEES

As of June 30, 2000, the Company had approximately 1,000 full and part-time employees. Approximately 85% of these employees are primarily engaged in performing environmental engineering and consulting, process and civil engineering, financial risk management, construction management and information management services for customers. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes registered professional engineers, geologists, hydrologists, hydrogeologists, meteorologists, toxicologists, chemists, industrial hygienists, archaeologists, biologists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enables the Company to provide a full range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

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

The Company focuses on market areas where the Company can be a leading provider due to staff skills, reputation, financial strength and/or geographic presence. For example, the Company believes that it is one of the top 2 or 3 providers of permitting services for the rapidly growing deregulated energy business. Further, the Company appears to be the market leader in providing complete outsourcing of site remediation services through its Exit Strategy program.

GOVERNMENT CONTRACTS

The Company has contracts with the U.S. Government which are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1993. The Company believes that adjustments resulting from such examinations or renegotiation proceedings, if any, will not have a material impact on the Company's operating results, financial condition or cash flows.

REGULATORY MATTERS

The Company's businesses are subject to various rules and regulations at the federal, state and local government levels. The Company believes that it is in compliance with these rules and regulations. On occasion, the Company has not bid on projects in certain jurisdictions due to licensing requirements. In addition, some projects are not bid due to bonding or insurance requirements which the Company elects not to meet. The Company has not experienced any significant limitations on its business as a result of regulatory, bonding or insurance requirements. The Company does not believe any changes in law or changes in industry practice would impose conditions to bidding on certain projects which the Company may not be able to satisfy.

PATENTS, TRADEMARKS AND LICENSES

The Company has a number of trademarks, service marks, copyrights and licenses, none of which are considered material to the Company's business as a whole.

RESEARCH AND DEVELOPMENT

Historically, research and development costs were charged to operations as incurred by the Company's instrumentation subsidiary, which was sold in July 1998, and amounted to approximately $187,000 in fiscal 1998. There were no research and development costs in fiscal 2000 and 1999.

ENVIRONMENTAL AND OTHER CONSIDERATIONS

The Company does not believe that its own compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

The Company provides its services through a network of 35 offices located nationwide and offices in Lima, Peru and Santiago, Chile. The Company does not own any real estate and leases approximately 276,000 square feet of office and laboratory space to support these operations. The Company believes that these leased properties have been adequately maintained, are in satisfactory operating condition and are suitable and adequate for the business activities conducted therein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Information on "Market for the Registrant's Common Equity and Related Stockholder Matters" is contained on pages 6 and 21 of the Company's 2000 Annual Report to Shareholders and such information is incorporated herein by reference. On September 8, 2000, there were approximately 2000 holders of the Company's common stock, of which 335 were shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

Information on "Selected Financial Data" is contained on page 5 of the Company's 2000 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Results of Operations and Financial Condition" is contained on pages 7 through 9 of the Company's 2000 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on "Quantitative and Qualitative Disclosures About Market Risk" is contained on page 9 of the Company's 2000 Annual Report and such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of TRC Companies, Inc. and Report of Independent Accountants set forth on pages 10 through 20 of the Company's 2000 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Operations, Cash Flows and Changes in
                    Shareholders' Equity - Years ended June 30, 2000, 1999 and 1998

         Consolidated Balance Sheets - June 30, 2000 and 1999

         Notes to Consolidated Financial Statements

         Report of Independent Accountants, dated August 15, 2000

The supplementary data regarding quarterly results of operations is contained on page 6 of the Company's 2000 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the Company's Directors and Executive Officers is contained on pages 3 through 9 of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held October 27, 2000, and such information is incorporated herein by reference.

The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

                                             Present Position and                     Other Positions Held
           Name and Age                       Date of Appointment                    During Last Five Years
           ------------                      ---------------------                   -----------------------
Richard D. Ellison.........(61)      Chairman, President and Chief                Senior Vice President and Chief Engineer
                                     Executive Officer (April 1997)

John H. Claussen...........(51)      Senior Vice President, TRC                   Senior Vice President and General
                                     Companies, Inc. and President, TRC           Counsel
                                     Environmental Corporation (February
                                     1997)

Harold C. Elston, Jr........(56)     Senior Vice President (March 1998),          Vice President and Treasurer
                                     Chief Financial Officer (May 1999)
                                     and Secretary (March 1998)

Glenn E. Harkness.........(52)       Senior Vice President, TRC                   Vice President, TRC Environmental
                                     Environmental Corporation                    Corporation
                                     (September 1997)

Miro Knezevic..............(50)      Senior Vice President, TRC
                                     Companies, Inc. (August 1998)
                                     Executive Vice President, TRC
                                     Environmental Solutions, Inc. (March
                                     1994)

Michael C. Salmon........(45)        Senior Vice President, TRC                   General Manager, Southern California
                                     Companies, Inc. (June 2000), Senior          Region, IT Corporation
                                     Vice President, TRC Environmental
                                     Solutions, Inc. (April 1997)

    NO FAMILY RELATIONSHIP EXISTS BETWEEN ANY OF THE INDIVIDUALS NAMED ABOVE.

ITEM 11. EXECUTIVE COMPENSATION

Information on "Executive Compensation" is contained on pages 6 through 9 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 27, 2000, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained on pages 2 through 5 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 27, 2000, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on "Certain Relationships and Related Transactions" is contained on page 12 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held October 27, 2000 and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND SCHEDULE

         1. The Consolidated Financial Statements and Report of Independent Accountants set forth on pages 10 through 20 of the Company's 2000 Annual Report to Shareholders are incorporated by reference into this report by Item 8 herein.

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

(b)      REPORTS ON FORM 8-K

         On May 15, 2000, the Company filed a Form 8-K (amended under cover of Form 8-K/A on July 14, 2000) reporting that on January 7, 2000, the Company had completed the acquisition of the outstanding capital stock of Hunter Associates, Inc.

         On June 2, 2000, the Company filed a Form 8-K (amended under cover of Form 8-K/A on August 3, 2000) reporting that on May 23, 2000, the Company had completed the acquisition of Lowney Associates.

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

         10.1 Restated Stock Option Plan, dated May 6, 1998, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998.

         10.2.1 Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1999.

         10.2.2 TRC Key Person Bonus Plan for Fiscal Years 1999 - 2003, as adopted on March 22, 1999, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1999.

         10.3 Third Amended and Restated Revolving Credit Agreement, by and among TRC Companies, Inc. and its subsidiaries and Fleet National Bank (formerly BankBoston, N.A.) dated July 10, 1998, incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998.

         10.3.1 Amendment No. 1 to the Third Amended and Restated Revolving Credit Agreement, by and among TRC Companies, Inc. and its subsidiaries and Fleet National Bank (formerly BankBoston, N.A.) dated July 1, 1999 incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999.

         10.3.2 Amendment Nos. 2 and 3 to the Third Amended and Restated Revolving Credit Agreement by and among TRC Companies, Inc and its subsidiaries and Fleet National Bank, dated March 14, 2000 and May 19, 2000, respectively.

        13 Annual Report to Shareholders for the fiscal year ended June 30, 2000. (Only those portions expressly incorporated by reference are deemed to be filed herewith.)

        21        Subsidiaries of the Registrant.

        23        Consent of Independent Accountants.

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

                                           TRC COMPANIES, INC.

Dated:  September 28, 2000                 By:   /s/ Richard D. Ellison
                                                 ---------------------
                                                 Richard D. Ellison, Ph.D., P.E.
                                                 Chairman, President and Chief
                                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          /s/ Richard D. Ellison            Chairman, President and            September 28, 2000
--------------------------------------        Chief Executive Officer
              Richard D. Ellison


          /s/ Edward G. Jepsen              Director                           September 28, 2000
--------------------------------------
              Edward G. Jepsen


          /s/ Richard J. McGuire, Jr.       Director                           September 28, 2000
--------------------------------------
              Richard J. McGuire, Jr.


          /s/ Edward W. Large               Director                           September 28, 2000
--------------------------------------
              Edward W. Large


          /s/ J. Jeffrey McNealey           Director                           September 28, 2000
--------------------------------------
              J. Jeffrey McNealey


          /s/ Harold C. Elston, Jr.         Senior Vice President,             September 28, 2000
--------------------------------------        Chief Financial
              Harold C. Elston, Jr.           Officer and Secretary

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of TRC Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 15, 2000, appearing on page 20 of the 2000 Annual Report to Shareholders of TRC Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut
August 15, 2000

                               TRC COMPANIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                       Additions
                                                           ---------------------------------
                                          Balance at        Charged to        Charged to                           Balance at
                                           beginning        costs and           other                                end of
             Description                   of period         expenses          accounts*         Deductions**        period
--------------------------------------    ------------     -------------    ----------------    --------------    -------------

2000

  Allowance for doubtful accounts         $      2,546     $       2,934    $            223    $       (2,498)   $       3,205
                                          ------------     -------------    ----------------    --------------    -------------

1999

  Allowance for doubtful accounts         $      2,375     $         725    $            200    $         (754)   $       2,546
                                          ------------     -------------    ----------------    --------------    -------------

1998

  Allowance for doubtful accounts         $      2,300     $       1,129    $             25    $       (1,079)   $       2,375
                                          ------------     -------------    ----------------    --------------    -------------

*   Allowances from acquired businesses.
**  Uncollectable accounts written off, net of recoveries.

                               TRC COMPANIES, INC.

                             Form 10-K Exhibit Index
                         Fiscal Year Ended June 30, 2000

Exhibit                                                                          Sequential
Number            Description                                                   Page Number
-------           -----------                                                   -----------
10.3.2         Amendment Nos. 2 and 3 to Third Amended and Restated                14
               Revolving Credit Agreement, by and among TRC
               Companies, Inc. and its subsidiaries and Fleet National Bank, dated March 14, 2000 and May 19, 2000, respectively

13             Annual Report to Shareholders for the fiscal year                   33
               ended June 30, 2000

21             Subsidiaries of the Registrant                                      58

23             Consent of Independent Accountants                                  59

27             Financial Data Schedule (for SEC purposes only)