Form 10-Q
period 2000-09-30
TRC COMPANIES INC /DE/
filed 2000-11-13
CIK 103096

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                                       OR


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  06-0853807
--------------------------------------      ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         5 Waterside Crossing
          Windsor, Connecticut                              06095
----------------------------------------    ------------------------------------
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

On November 10, 2000, there were 7,133,391 shares of the registrant's common stock, $.10 par value, outstanding.


--------------------------------------------------------------------------------
================================================================================

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION


      Item 1.    Condensed Consolidated Financial Statements

                 Consolidated Statements of Operations for the three months ended
                      September 30, 2000 and 1999............................................................  3

                 Condensed Consolidated Balance Sheets at
                      September 30, 2000 and June 30, 2000...................................................  4

                 Condensed Consolidated Statements of Cash Flows
                       for the three months ended September 30, 2000 and 1999 ...............................  5

                 Notes to Condensed Consolidated Financial Statements........................................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................  7

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................. 10


PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 10


SIGNATURE.................................................................................................... 10

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                        September 30,
(in thousands, except per share data)                                2000            1999
                                                                  ------------    -----------
GROSS REVENUE                                                     $    36,887     $   25,129
      Less subcontractor costs and direct charges                      10,184          7,016
                                                                  ------------    -----------
NET SERVICE REVENUE                                                    26,703         18,113
                                                                  ------------    -----------


OPERATING COSTS AND EXPENSES:
      Cost of services                                                 21,719         15,140
      General and administrative expenses                                 860            697
      Depreciation and amortization                                       847            651
                                                                  ------------    -----------
                                                                       23,426         16,488
                                                                  ------------    -----------

INCOME FROM OPERATIONS                                                  3,277          1,625

Interest expense                                                          485            195
                                                                  ------------    -----------
INCOME BEFORE TAXES                                                     2,792          1,430

Federal and state income tax provision                                  1,033            515
                                                                  ------------    -----------
NET INCOME                                                        $     1,759     $      915
                                                                  ============    ===========

EARNINGS PER SHARE:
      Basic                                                       $       .25     $      .13
      Diluted                                                             .23            .13
                                                                  ============    ===========

AVERAGE SHARES OUTSTANDING:
      Basic                                                             7,067          6,800
      Diluted                                                           7,636          7,003
                                                                  ============    ===========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             September 30,   June 30,
(in thousands, except share data)                                              2000            2000
                                                                            ------------    ------------
                                                                            (unaudited)
                                     ASSETS
Current assets:
     Cash                                                                   $     1,237     $     1,566
     Accounts receivable, less allowance for doubtful accounts                   52,544          48,995
     Deferred income tax benefits                                                 1,397           1,208
     Prepaid expenses and other current assets                                    1,198           1,053
                                                                            ------------    ------------
                                                                                 56,376          52,822
                                                                            ------------    ------------

PROPERTY AND EQUIPMENT, AT COST                                                  24,878          23,617
     Less accumulated depreciation and amortization                              17,784          17,361
                                                                            ------------    ------------
                                                                                  7,094           6,256
                                                                            ------------    ------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES, NET OF
     ACCUMULATED AMORTIZATION                                                    33,161          33,512
                                                                            ------------    ------------
OTHER ASSETS                                                                      2,280           1,618
                                                                            ------------    ------------
                                                                            $    98,911     $    94,208
                                                                            ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of debt                                                $       100     $       100
     Accounts payable                                                             6,675           6,216
     Accrued compensation and benefits                                            5,222           4,308
     Billings in excess of revenue earned                                         2,372           3,160
     Other accrued liabilities                                                    2,666           2,770
                                                                            ------------    ------------
                                                                                 17,035          16,554
                                                                            ------------    ------------
NON-CURRENT LIABILITIES:
     Long-term debt                                                              23,200          21,200
     Deferred income taxes                                                        2,060           2,006
                                                                            ------------    ------------
                                                                                 25,260          23,206
                                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, none issued             -               -
        Common, $.10 par value; 30,000,000 shares authorized, 7,711,595 shares issued at September 30, 2000 and 7,674,329 shares
          issued at June 30, 2000                                                   771             767
     Additional paid-in capital                                                  41,916          41,511
     Retained earnings                                                           16,826          15,067
                                                                            ------------    ------------
                                                                                 59,513          57,345
     Less treasury stock, at cost                                                 2,897           2,897
                                                                            ------------    ------------
                                                                                 56,616          54,448
                                                                            ------------    ------------
                                                                            $    98,911     $    94,208
                                                                            ============    ============



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                     September 30,
(in thousands)                                                                    2000            1999
                                                                               ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $     1,759     $      915
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                               847            651
           Change in deferred taxes and other non-cash items                           (48)           (10)
           Changes in assets and liabilities:
              Accounts receivable                                                   (3,549)        (1,546)
              Prepaid expenses and other current assets                               (145)           (41)
              Accounts payable                                                         459             49
              Accrued compensation and benefits                                        914             44
              Billings in excess of revenue earned                                    (788)            32
              Other accrued liabilities                                               (104)          (377)
                                                                               ------------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                                 (655)          (283)
                                                                               ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                            (1,329)          (761)
     Issuance of note receivable                                                      (625)             -
     Acquisition of equity investments and other                                       (45)             1
                                                                               ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (1,999)          (760)
                                                                               ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility                                  2,000          4,000
     Repayment of long-term debt                                                         -         (3,500)
     Proceeds from exercise of stock options and warrants                              325              4
                                                                               ------------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,325            504
                                                                               ------------    -----------

DECREASE IN CASH                                                                      (329)          (539)

Cash, beginning of period                                                            1,566          1,368
                                                                               ------------    -----------
CASH, END OF PERIOD                                                            $     1,237     $      829
                                                                               ============    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                             $       319     $      453
     Income taxes paid, net of refunds                                               1,250            732
                                                                               ============    ===========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                 (in thousands)

1. The condensed consolidated balance sheet at September 30, 2000, the consolidated statement of operations and the condensed consolidated statement of cash flows for the three months ended September 30, 2000 and 1999 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The June 30, 2000 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

2. Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilutive effect of outstanding stock options and warrants. For purposes of computing diluted earnings per share, the weighted average number of shares outstanding was increased by 569 shares and 203 shares for the three months ended September 30, 2000 and 1999, respectively, representing the potential dilutive effects of outstanding stock options and warrants.

3. The Company recently entered into several long-term contracts under its Exit Strategies(R)program which involve the transfer of liability for remediation of environmental conditions at a site from the responsible parties to the Company. In exchange, the responsible parties have entered into a fixed fee contract with the Company in an amount based on the estimated cost of remediation. The Company generally assumes the risk for all remediation costs for pre-existing site conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches as approved by applicable regulatory agencies, it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies which provides coverage for cost increases arising from unknown or changed conditions. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on the Company's consolidated operating results, financial condition or cash flows.

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. The Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Statement requires companies to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. The Statement also specifies a new method of accounting for hedging transactions, prescribes the types of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. The Company has adopted this Statement in fiscal 2001. Adoption of this Statement did not have a material impact on the Company's consolidated operating results, financial condition or cash flows.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Three Months Ended September 30, 2000 and 1999

OVERVIEW

The Company is a leading provider of technical, financial risk management and construction services to industry and government primarily in the United States market. The Company's main focus is in the areas of infrastructure improvements and expansions, environmental management and information technology.

RESULTS OF OPERATIONS

The Company, in the course of providing its services, routinely subcontracts drilling, laboratory analyses, construction equipment and other services. These costs are passed directly through to customers and, in accordance with industry practice, are included in gross revenue. Because subcontractor costs and direct charges can vary significantly from project to project, the Company considers net service revenue, which is gross revenue less subcontractor costs and direct charges, as its primary measure of revenue growth.

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:


                                                       Three Months Ended September 30,
                                                           2000               1999
                                                       ----------         ----------
       NET SERVICE REVENUE                                 100.0%             100.0%
                                                       ----------         ----------
       OPERATING COSTS AND EXPENSES:
          Cost of services                                  81.3               83.6
          General and administrative expenses                3.2                3.8
          Depreciation and amortization                      3.2                3.6
                                                       ----------         ----------
       INCOME FROM OPERATIONS                               12.3                9.0
       Interest expense                                      1.8                1.1
                                                       ----------         ----------
       INCOME BEFORE TAXES                                  10.5                7.9
       Federal and state income tax provision                3.9                2.8
                                                       ----------         ----------
       NET INCOME                                            6.6%               5.1%
                                                       ==========         ==========

The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 47.4% to $26.7 million during the three months ended September 30, 2000, compared to $18.1 million in the same period last year. The increase was due to a combination of internal growth arising out of increased revenue from the Company's services including, as expected, revenue from the Exit Strategies(R) program, and the additional revenue from acquisitions made in fiscal 2000.

Cost of services also increased by approximately 43.5% during the three months ended September 30, 2000, as compared to the same period last year, primarily due to the increase in net service revenue and additional operating costs associated with the businesses acquired in fiscal 2000. However, as a percentage of net service revenue, these costs decreased to 81.3% from 83.6% last year.

General and administrative expenses increased by approximately 23.4% during the three months ended September 30, 2000, as compared to the same period last year. The increase was primarily from additional costs necessary to support the Company's internal and acquisition growth. However, as a percentage of net service revenue, these costs decreased to 3.2% from 3.8% last year.

Depreciation and amortization expense increased by approximately 30% during the three months ended September 30, 2000, as compared to the same period last year. This increase was due to the additional depreciation expense on the equipment of businesses acquired in fiscal 2000 and to the additional amortization of costs in excess of the net assets of the acquired businesses.

Income from operations increased by approximately 102% to $3.3 million during the three months ended September 30, 2000, as compared to $1.6 million during the same period last year. The continued improvement in operating performance was primarily attributable to: (1) the Company's focus toward higher margin, economically driven markets, such as the Exit Strategy program; and (2) the growth in revenue without comparable increases in operating overhead.

Interest expense increased during the three months ended September 30, 2000, as compared to the same period last year, primarily due to higher levels of debt outstanding because of acquisitions completed in the last two years.

The provision for federal and state income taxes reflects an effective rate of 37% for the three months ended September 30, 2000, compared to an effective rate of 36% in the same period last year. The increase was primarily due to nondeductible costs in excess of the net assets acquired on the acquisitions completed in fiscal 2000. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and the fact that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily relies on cash from operations and borrowings based upon the strength of its balance sheet to fund operations. The Company's liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities, and to reduce debt. Of particular importance in the management of liquidity are cash flows generated from operating activities, acquisitions, capital expenditure levels and an adequate bank line of credit.

Cash flow used in operating activities for the three months ended September 30, 2000 was approximately $.7 million. The cash generated by net income and the non-cash charges against income for depreciation and amortization were primarily offset by the increase in accounts receivable due to the growth in revenue as well as higher income tax payments.

Investing activities used cash of approximately $2 million during the three months ended September 30, 2000, consisting primarily of expenditures for additional information technology and other equipment to support business growth. The Company expects to make capital expenditures of approximately $3 million during the remainder of fiscal 2001. In addition, the Company issued a one-year $.6 million 8% note to a provider of web enabled energy services in contemplation of an equity investment in that entity. The Company has the option to convert the note into a 12.5% equity interest of the debtor.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $25 million revolving credit facility secured by accounts receivable which expires March 2003. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 1 3/4%. The agreement requires the Company to meet certain financial ratios. At September 30, 2000, outstanding borrowings pursuant to the agreement were $23 million, at an average interest rate of 8.5%. The Company also had outstanding at September 30, 2000 a $.3 million 7 3/4% subordinated note issued in connection with the purchase of Hydro-Geo Consultants, Inc. in March 1998. The note is repayable in three remaining equal installments.

The Company expects to increase its available cash flow over the remainder of fiscal 2001, primarily from operations and from reductions in working capital derived mainly from the collection of accounts receivable. The cash generated from operations, the cash on hand at September 30, 2000 and available borrowings under the bank line of credit will be sufficient to meet the Company's cash requirements for the remainder of fiscal 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's revolving credit agreement with a commercial bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rate under the revolving credit agreement would not have a material effect on the Company's consolidated operating results, financial condition or cash flows.

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits -

              27      Financial Data Schedule (for SEC purposes only)

        (b) Reports on Form 8-K -

            On July 14, 2000, the Company filed a Form 8-K/A amending the May 15, 2000 Form 8-K filing reporting that on January 7, 2000, the Company had completed the acquisition of Hunter Associates, Inc.

            On August 3, 2000, the Company filed a Form 8-K/A amending the June 2, 2000 Form 8-K filing reporting that on May 23, 2000, the Company had completed the acquisition of Lowney Associates.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRC COMPANIES, INC.



November 10, 2000         by:    /s/  Harold C. Elston, Jr.
                                 ------------------------------------
                                      Harold C. Elston, Jr.
                            Senior Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)