Form 10-Q
period 2000-12-31
TRC COMPANIES INC /DE/
filed 2001-02-14
CIK 103096

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

                For the quarterly period ended December 31, 2000


                                       OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
              Exact name of registrant as specified in its charter)


              DELAWARE                                  06-0853807
  --------------------------------          ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

        5 Waterside Crossing
         Windsor, Connecticut                              06095
  --------------------------------          ------------------------------------
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

On February 12, 2001 there were 7,301,395 shares of the registrant's common stock, $.10 par value, outstanding.


--------------------------------------------------------------------------------
================================================================================

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2000

PART I - FINANCIAL INFORMATION

      Item 1.    Condensed Consolidated Financial Statements:

                 Consolidated Statements of Operations for the three and six months ended
                      December 31, 2000 and 1999.............................................................  3

                 Condensed Consolidated Balance Sheets at December 31, 2000 and
                      June 30, 2000..........................................................................  4

                 Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999.......................................................  5

                 Notes to Condensed Consolidated Financial Statements........................................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................  7

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................. 10


PART II - OTHER INFORMATION

      Item 4:    Submission of Matters to a Vote of Security Holders......................................... 10

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 10


SIGNATURE.................................................................................................... 11

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended               Six Months Ended
                                                     December 31,                    December 31,
(in thousands, except per share amounts)           2000         1999            2000             1999
                                                 --------     --------        --------         --------
GROSS REVENUE                                    $ 44,642     $ 27,130        $ 81,529         $ 52,259
     Less subcontractor costs
       and direct charges                          15,508        8,376          25,692           15,392
                                                 --------     --------        --------         --------
NET SERVICE REVENUE                                29,134       18,754          55,837           36,867
                                                 --------     --------        --------         --------

OPERATING COSTS AND EXPENSES:
     Cost of services                              23,641       15,519          45,360           30,659
     General and administrative expenses              965          724           1,825            1,421
     Depreciation and amortization                    844          643           1,691            1,294
                                                 --------     --------        --------         --------
                                                   25,450       16,886          48,876           33,374
                                                 --------     --------        --------         --------

INCOME FROM OPERATIONS                              3,684        1,868           6,961            3,493

Interest expense                                      409          228             894              423
                                                 --------     --------        --------         --------
INCOME BEFORE TAXES                                 3,275        1,640           6,067            3,070

Federal and state income tax provision              1,212          590           2,245            1,105
                                                 --------     --------        --------         --------

NET INCOME                                       $  2,063     $  1,050        $  3,822         $  1,965
                                                 ========     ========        ========         ========
EARNINGS PER SHARE:
     Basic                                       $   0.29     $   0.15        $   0.54         $   0.29
     Diluted                                         0.26         0.15            0.49             0.28
                                                 ========     ========        ========         ========

AVERAGE SHARES OUTSTANDING:
     Basic                                          7,165        6,800           7,116            6,800
     Diluted                                        7,845        7,065           7,741            7,034
                                                 ========     ========        ========         ========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31,        June 30,
(in thousands, except share data)                                                 2000               2000
                                                                             ---------------    ----------------
                                        ASSETS                                (Unaudited)
Current assets:
     Cash and cash equivalents                                               $        1,353     $         1,566
     Accounts receivable, less allowance for doubtful accounts                       52,025              48,995
     Deferred income tax benefits                                                     1,378               1,208
     Prepaid expenses and other current assets                                        1,195               1,053
                                                                             ---------------    ----------------
                                                                                     55,951              52,822
                                                                             ---------------    ----------------

PROPERTY AND EQUIPMENT, AT COST                                                      25,878              23,617
     Less accumulated depreciation and amortization                                  18,054              17,361
                                                                             ---------------    ----------------
                                                                                      7,824               6,256
                                                                             ---------------    ----------------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                            34,248              33,512
                                                                             ---------------    ----------------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                              3,892               1,046
                                                                             ---------------    ----------------
OTHER ASSETS                                                                            509                 572
                                                                             ---------------    ----------------
                                                                             $      102,424     $        94,208
                                                                             ===============    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of debt                                                 $          233     $           100
     Accounts payable                                                                 6,949               6,216
     Accrued compensation and benefits                                                4,502               4,308
     Billings in advance of revenue earned                                            9,041               3,160
     Other accrued liabilities                                                        2,990               2,770
                                                                             ---------------    ----------------
                                                                                     23,715              16,554
                                                                             ---------------    ----------------
NONCURRENT LIABILITIES:
     Long-term debt                                                                  15,667              21,200
     Deferred income taxes                                                            2,313               2,006
                                                                             ---------------    ----------------
                                                                                     17,980              23,206
                                                                             ---------------    ----------------
SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, none issued                 -                   -
        Common, $.10 par value; 30,000,000 shares authorized, 7,857,127 shares issued at December 31, 2000 and 7,674,329 shares
          issued at June 30, 2000                                                       786                 767
     Additional paid-in capital                                                      43,951              41,511
     Retained earnings                                                               18,889              15,067
                                                                             ---------------    ----------------
                                                                                     63,626              57,345
     Less treasury stock, at cost                                                     2,897               2,897
                                                                             ---------------    ----------------
                                                                                     60,729              54,448
                                                                             ---------------    ----------------
                                                                             $      102,424     $        94,208
                                                                             ===============    ================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                         December 31,
(in thousands)                                                                       2000            1999
                                                                                  ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $     3,822     $    1,965
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                1,691          1,294
           Change in deferred taxes and other non-cash items                              318            (13)
           Changes in assets and liabilities:
              Accounts receivable                                                      (2,307)        (3,842)
              Prepaid expenses and other current assets                                  (135)          (208)
              Accounts payable                                                            661            647
              Accrued compensation and benefits                                             7         (1,060)
              Billings in advance of revenue earned                                     5,881            589
              Other accrued liabilities                                                   502           (333)
                                                                                  ------------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    10,440           (961)
                                                                                  ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                               (2,531)        (1,395)
     Investments in and advances to unconsolidated affiliates                          (3,019)          (484)
     Acquisition of businesses, net of cash received                                      (54)           (44)
     Decrease in other assets                                                              55             16
                                                                                  ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (5,549)        (1,907)
                                                                                  ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                            -         (3,500)
     Net borrowings (repayments) under revolving credit facility                       (5,800)         5,300
     Proceeds from exercise of stock options and warrants                                 696              7
                                                                                  ------------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (5,104)         1,807
                                                                                  ------------    -----------

DECREASE IN CASH                                                                         (213)        (1,061)

Cash and cash equivalents, beginning of period                                          1,566          1,368
                                                                                  ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     1,353     $      307
                                                                                  ============    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                $       833     $      743
     Income taxes paid, net of refunds                                                  1,517          1,498
                                                                                  ============    ===========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


1. The condensed consolidated balance sheet at December 31, 2000 and the consolidated statements of operations for the three and six months ended December 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The June 30, 2000 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

2. Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic earnings per share is based upon the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilutive effect of outstanding stock options and warrants.

3. The Company has entered into several long-term contracts under its Exit Strategies(R)program which involve the transfer of liability from the responsible parties to the Company for remediation of environmental conditions at a site. In exchange, the responsible parties have entered into fixed fee contracts with the Company in amounts based on the estimated costs of remediation. The Company generally assumes the risk for all remediation costs for pre-existing site conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies (e.g., American International Group) which provides coverage for cost increases arising from unknown or changed conditions. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on the Company's consolidated operating results, financial condition or cash flows.

4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. The Statement, as amended, requires companies to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. The Statement also specifies a new method of accounting for hedging transactions, prescribes the types of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. The Company has adopted this Statement in fiscal 2001. Adoption of this Statement did not have a material impact on the Company's consolidated operating results, financial condition or cash flows.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Three and Six Months Ended December 31, 2000 and 1999

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue.

                                                     Three Months Ended               Six Months Ended
                                                        December 31,                    December 31,
                                                    2000            1999            2000            1999
                                                  ----------      ----------      ----------      ----------
NET SERVICE REVENUE                                   100.0 %         100.0 %         100.0 %         100.0 %
                                                  ----------      ----------      ----------      ----------
OPERATING COSTS AND EXPENSES:
     Cost of services                                  81.1            82.7            81.2            83.1
     General and administrative expenses                3.3             3.9             3.3             3.9
     Depreciation and amortization                      2.9             3.4             3.0             3.5
                                                  ----------      ----------      ----------      ----------
INCOME FROM OPERATIONS                                 12.7            10.0            12.5             9.5
Interest expense                                        1.4             1.3             1.6             1.2
                                                  ----------      ----------      ----------      ----------
INCOME BEFORE TAXES                                    11.3             8.7            10.9             8.3
Federal and state income tax provision                  4.2             3.1             4.0             3.0
                                                  ----------      ----------      ----------      ----------
NET INCOME                                              7.1 %           5.6 %           6.9 %           5.3 %
                                                  ==========      ==========      ==========      ==========

The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 55.3% to $29.1 million during the three months ended December 31, 2000, compared to $18.8 million in the same period last year. For the six months ended December 31, 2000, net service revenue increased by 51.5% to $55.8 million, compared to $36.9 million in the same period last year. These increases were due to a combination of internal growth arising out of increased revenue from the Company's services including, as expected, revenue from the Exit Strategies(R) program, and the additional revenue from acquisitions made in fiscal 2000.

As a percentage of net service revenue, cost of services decreased to 81.1% and 81.2%, respectively, during the three and six months ended December 31, 2000, from 82.7% and 83.1%, respectively, in the same periods last year. This decrease contributed directly to an increase in income from operations as a percentage of net service revenue. Increases in the cost of services of approximately 52.3% and 48%, respectively, during the three and six months ended December 31, 2000 were primarily due to additional operating costs incurred to support the increase in net service revenue and additional operating costs associated with the businesses acquired in fiscal 2000.

As a percentage of net service revenue, general and administrative costs decreased to 3.3% from 3.9% in both the three and six month periods ended December 31, 2000, as compared to the same periods last year. This decrease also contributed directly to an increase in income from operations as a percentage of net service revenue. Increases in general and administrative expenses of approximately 33.3% and 28.4%, respectively, during the three and six months ended December 31, 2000, were primarily from additional costs to support the Company's internal and acquisition growth.

Depreciation and amortization expense increased by approximately 31.3% and 30.7%, respectively, during the three and six months ended December 31, 2000, as compared to the same periods last year. These increases were primarily due to additional depreciation expense on the equipment of businesses acquired in fiscal 2000 and the additional amortization of goodwill of acquired businesses.

Income from operations increased by approximately 97.2% to $3.7 million during the three months ended December 31, 2000, as compared to $1.9 million during the same period last year. For the six months ended December 31, 2000, income from operations increased by approximately 99.3% to $7 million, as compared to $3.5 million during the same period last year. The continued improvement in operating performance was primarily due to: (1) the Company's focus toward higher margin, economically driven markets, such as the Exit Strategy(R) program; and (2) the growth in revenue, without comparable increases in operating overhead.

Interest expense increased during the three and six months ended December 31, 2000, as compared to the same periods last year, primarily due to higher interest rates and higher levels of debt outstanding because of acquisitions completed in fiscal 2000. Reductions in debt made during the quarter are expected to result in lower interest costs in future periods. The Company's percentage of debt to capitalization ratio continues to remain low, reflecting management's conservative philosophy.

The provision for federal and state income taxes reflects an effective rate of 37% in the three and six months ended December 31, 2000, compared to an effective rate of 36% in the same periods last year. The increases were primarily due to nondeductible goodwill on the acquisitions completed in fiscal 2000. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flows provided by operating activities for the six months ended December 31, 2000 was approximately $10.4 million and was primarily driven by improved operating performance, billings in advance of revenue earned and working capital management.

Investing activities used cash of approximately $5.5 million during the six months ended December 31, 2000, consisting of $2.5 million in capital expenditures for additional information technology and other equipment to support business growth and $3 million for investments in and advances to unconsolidated affiliates providing services in the demand side of the energy market. The Company expects to make capital expenditures of approximately $2 million during the remainder of fiscal 2001 and expects expenditures for acquisitions to continue at a pace similar to fiscal 2000.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $25 million revolving credit facility secured by accounts receivable which expires March 2003. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 1 3/4%. The agreement requires the Company to meet certain financial ratios. At December 31, 2000, outstanding borrowings pursuant to the agreement were $15.1 million, at an average interest rate of 8.2%.

The Company expects to increase its available cash flow over the remainder of fiscal 2001, primarily from operations and from reductions in working capital derived mainly from the accelerated collection of accounts receivable. The cash generated from operations, the cash on hand at December 31, 2000 and available borrowings under the bank line of credit are expected to be sufficient to meet the Company's cash requirements for the remainder of fiscal 2001.

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

                           PART II: OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on October 27, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the following matters were voted upon:

All nominees for director were reelected as follows:

       DIRECTOR            VOTES IN FAVOR            VOTES WITHHELD    TERM EXPIRING
       --------            --------------            --------------    -------------
Richard D. Ellison             5,691,775                  562,246      October 26, 2001
Edward G. Jepsen               5,691,775                  562,246      October 26, 2001
Edward W. Large                5,691,775                  562,246      October 26, 2001
J. Jeffrey McNealey            5,691,775                  562,246      October 26, 2001

The shareholders also ratified an amendment to the Stock Option Plan, to increase by 750,000 the shares of common stock for which options may be granted under the Stock Option Plan. The proposal was adopted as 3,285,979 shares voted for, 1,639,954 shares voted against, 1,291 shares abstained and 1,326,797 shares did not vote; and

The shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2001. The proposal was adopted as 6,247,588 shares voted for, 4,861 shares voted against and 1,572 shares abstained.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRC COMPANIES, INC.




February 14, 2001                      by:    /s/  Harold C. Elston, Jr.
                                              ----------------------------------
                                                   Harold C. Elston, Jr.
                                       Senior Vice President and Chief Financial
                                           Officer (Chief Accounting Officer)