Form 10-Q
period 2001-03-31
TRC COMPANIES INC /DE/
filed 2001-05-15
CIK 103096

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                                       OR


          / / Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

       For the transition period from ________________ to ________________


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
              Exact name of registrant as specified in its charter)



                          DELAWARE                                                  06-0853807
  --------------------------------------------------------         ---------------------------------------------
  (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


                    5 WATERSIDE CROSSING
                    WINDSOR, CONNECTICUT                                               06095
  --------------------------------------------------------         ---------------------------------------------
          (Address of principal executive offices)                                  (Zip Code)



       Registrant's telephone number, including area code: (860) 289-8631

                       -----------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

On May 14, 2001 there were 8,006,467 shares of the registrant's common stock, $.10 par value, outstanding.


================================================================================

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001



PART I - FINANCIAL INFORMATION

      Item 1.    Condensed Consolidated Financial Statements:

                 Consolidated Statements of Operations for the three and nine months ended
                      March 31, 2001 and 2000................................................................  3

                 Condensed Consolidated Balance Sheets at March 31, 2001 and
                      June 30, 2000..........................................................................  4

                 Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000..........................................................  5

                 Notes to Condensed Consolidated Financial Statements........................................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................  7

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................. 10


PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 10


SIGNATURE.................................................................................................... 11


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended                Nine Months Ended
                                                                 March 31,                        March 31,
(in thousands, except per share amounts)                   2001             2000            2001             2000
                                                      ---------------  --------------- ---------------  ---------------
GROSS REVENUE                                               $ 47,305         $ 29,376        $128,834         $ 81,635
     Less subcontractor costs and direct charges              15,243            8,050          40,935           23,443
                                                      ---------------  --------------- ---------------  ---------------
NET SERVICE REVENUE                                           32,062           21,326          87,899           58,192
                                                      ---------------  --------------- ---------------  ---------------


OPERATING COSTS AND EXPENSES:
     Cost of services                                         26,031           17,732          71,391           48,390
     General and administrative expenses                         990              741           2,815            2,162
     Depreciation and amortization                               916              690           2,607            1,984
                                                      ---------------  --------------- ---------------  ---------------
                                                              27,937           19,163          76,813           52,536
                                                      ---------------  --------------- ---------------  ---------------

INCOME FROM OPERATIONS                                         4,125            2,163          11,086            5,656
Interest expense                                                 343              263           1,237              686
                                                      ---------------  --------------- ---------------  ---------------
INCOME BEFORE TAXES                                            3,782            1,900           9,849            4,970
Federal and state income tax provision                         1,437              684           3,682            1,789
                                                      ---------------  --------------- ---------------  ---------------
NET INCOME                                                  $  2,345          $ 1,216        $  6,167         $  3,181
                                                      ===============  =============== ===============  ===============

EARNINGS PER SHARE:
     Basic                                                   $  0.32          $  0.18         $  0.86          $  0.47
     Diluted                                                    0.29             0.17            0.78             0.45
                                                      ===============  =============== ===============  ===============
AVERAGE SHARES OUTSTANDING:
     Basic                                                     7,314            6,830           7,182            6,800
     Diluted                                                   8,097            7,281           7,860            7,116
                                                      ===============  =============== ===============  ===============





          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             March 31,           June 30,
(in thousands, except share data)                                                               2001               2000
                                                                                           ---------------    ----------------
                                                                                            (Unaudited)
                                                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $    908             $  1,566
     Accounts receivable, less allowance for doubtful accounts                                 60,528               48,995
     Deferred income tax benefits                                                               1,508                1,208
     Prepaid expenses and other current assets                                                  1,516                1,053
                                                                                             --------             --------
                                                                                               64,460               52,822
                                                                                             --------             --------
PROPERTY AND EQUIPMENT, AT COST                                                                27,638               23,617
     Less accumulated depreciation and amortization                                            18,576               17,361
                                                                                             --------             --------

                                                                                                9,062                6,256
                                                                                             --------             --------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                                      37,556               33,512
                                                                                             --------             --------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                        4,136                1,046
                                                                                             --------             --------
OTHER ASSETS                                                                                      499                  572
                                                                                             --------             --------
                                                                                             $115,713             $ 94,208
                                                                                             ========             ========


                                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of debt                                                                 $    368             $    100
     Accounts payable                                                                           7,201                6,216
     Accrued compensation and benefits                                                          6,680                4,308
     Billings in advance of revenue earned                                                     11,631                3,160
     Other accrued liabilities                                                                  5,849                2,770
                                                                                             --------             --------
                                                                                               31,729               16,554
                                                                                             --------             --------
NONCURRENT LIABILITIES:
     Long-term debt                                                                            15,937               21,200
     Deferred income taxes                                                                      3,258                2,006
                                                                                             --------             --------
                                                                                               19,195               23,206
                                                                                             --------             --------
SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, none issued                        --                   --
        Common, $.10 par value; 30,000,000 shares authorized, 7,974,902 shares issued at March 31, 2001 and 7,674,329 shares issued
          at June 30, 2000                                                                        798                  767
     Additional paid-in capital                                                                45,654               41,511
     Retained earnings                                                                         21,234               15,067
                                                                                             --------             --------
                                                                                               67,686               57,345
     Less treasury stock (628,653 shares), at cost                                              2,897                2,897
                                                                                             --------             --------
                                                                                               64,789               54,448
                                                                                             --------             --------
                                                                                             $115,713             $ 94,208
                                                                                             ========             ========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                       March 31,
(in thousands)                                                                                 2001                 2000
                                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $  6,167              $  3,181
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                       2,607                 1,984
           Change in deferred taxes and other non-cash items                                     317                   (24)
           Changes in assets and liabilities, net of effects from acquisitions:
                Accounts receivable                                                           (7,961)               (7,531)
                Prepaid expenses and other current assets                                       (387)                 (209)
                Accounts payable                                                                 374                   355
                Accrued compensation and benefits                                              1,889                   (16)
                Billings in advance of revenue earned                                          8,471                 2,953
                Other accrued liabilities                                                      1,349                    41
                                                                                            --------              --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     12,826                   734
                                                                                            --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                      (4,076)               (2,110)
     Investments in and advances to unconsolidated affiliates                                 (3,314)                 (545)
     Acquisition of businesses, net of cash received                                          (1,614)               (4,177)
     Decrease in other assets                                                                     56                    35
                                                                                            --------              --------
NET CASH USED IN INVESTING ACTIVITIES                                                         (8,948)               (6,797)
                                                                                            --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                                (100)               (3,600)
     Net borrowings (repayments) under revolving credit facility                              (5,700)                8,600
     Proceeds from exercise of stock options and warrants                                      1,264                    94
                                                                                            --------              --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           (4,536)                5,094
                                                                                            --------              --------

DECREASE IN CASH                                                                                (658)                 (969)
Cash and cash equivalents, beginning of period                                                 1,566                 1,368
                                                                                            --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $    908              $    399
                                                                                            ========              ========






          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001


1. The condensed consolidated balance sheet at March 31, 2001 and the consolidated statements of operations for the three and nine months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The June 30, 2000 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States. Certain footnote disclosures usually included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000.

2. The Company has entered into several long-term contracts under its Exit Strategies(R) program which involve the transfer of liability from the responsible parties to the Company for remediation of environmental conditions at a site. In exchange, the responsible parties have entered into fixed fee contracts with the Company in amounts based on the estimated costs of remediation. The Company generally assumes the risk for all remediation costs for pre-existing site conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies (e.g., American International Group) which provides coverage for cost increases arising from unknown or changed conditions. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on the Company's consolidated operating results, financial condition or cash flows.

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. Currently, the Company does not have any derivative instruments. Accordingly, the adoption of this Statement did not impact the Company's consolidated operating results, financial condition or cash flows.

                               TRC COMPANIES, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Three and Nine Months Ended March 31, 2001 and 2000

OVERVIEW

The Company is a leading provider of technical, financial risk management and construction services to industry and government primarily in the United States market. The Company's main focus is in the areas of infrastructure improvements and expansions, environmental management and energy development and conservation.

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue.



                                                     Three Months Ended               Nine Months Ended
                                                          March 31,                       March 31,
                                                     2001            2000            2001            2000
                                                  ----------      ----------      ----------      ----------
NET SERVICE REVENUE                                   100.0 %         100.0 %         100.0 %         100.0 %
                                                  ----------      ----------      ----------      ----------
OPERATING COSTS AND EXPENSES:
     Cost of services                                  81.2            83.2            81.2            83.2
     General and administrative expenses                3.1             3.5             3.2             3.7
     Depreciation and amortization                      2.8             3.2             3.0             3.4
                                                  ----------      ----------      ----------      ----------
INCOME FROM OPERATIONS                                 12.9            10.1            12.6             9.7
Interest expense                                        1.1             1.2             1.4             1.1
                                                  ----------      ----------      ----------      ----------
INCOME BEFORE TAXES                                    11.8             8.9            11.2             8.6
Federal and state income tax provision                  4.5             3.2             4.2             3.1
                                                  ----------      ----------      ----------      ----------
NET INCOME                                              7.3 %           5.7 %           7.0 %           5.5 %
                                                  ==========      ==========      ==========      ==========

The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 50.3% to $32.1 million during the three months ended March 31, 2001, compared to $21.3 million in the same period last year. For the nine months ended March 31, 2001, net service revenue increased by 51% to $87.9 million, compared to $58.2 million in the same period last year. These increases were due to a combination of internal growth arising out of increased revenue from the Company's services including, as expected, revenue from the Exit Strategy(R) and Energy sectors, and the additional revenue from acquisitions made in fiscal 2000 and 2001.

As a percentage of net service revenue, cost of services decreased to 81.2% during both the three and nine months ended March 31, 2001, from 83.2% in the same periods last year. These decreases contributed directly to an increase in income from operations as a percentage of net service revenue. Increases in the cost of services of approximately 46.8% and 47.5%, respectively, during the three and nine months ended March 31, 2001 were primarily due to additional operating costs incurred to support the increase in net service revenue and additional operating costs associated with the businesses acquired in fiscal 2000 and 2001.

As a percentage of net service revenue, general and administrative costs decreased to 3.1% and 3.2%, respectively, during the three and nine month periods ended March 31, 2001, from 3.5% and 3.7%, respectively, in the same periods last year. This decrease also contributed directly to an increase in income from operations as a percentage of net service revenue. Increases in general and administrative expenses of approximately 33.6% and 30.2%, respectively, during the three and nine months ended March 31, 2001, were primarily from additional costs necessary to support the Company's internal and acquisition growth.

Depreciation and amortization expense increased by approximately 32.8% and 31.4%, respectively, during the three and nine months ended March 31, 2001, as compared to the same periods last year. These increases were primarily due to the additional goodwill amortization associated with businesses acquired in fiscal 2000, and the related earnout payments comprised of cash and stock recorded in fiscal 2001 associated with those acquisitions, and to a lesser extent, the additional depreciation expense on equipment acquired through acquisitions.

Income from operations increased by approximately 90.7% to $4.1 million during the three months ended March 31, 2001, as compared to $2.2 million during the same period last year. For the nine months ended March 31, 2001, income from operations increased by approximately 96% to $11.1 million, as compared to $5.7 million during the same period last year. The continued improvement in operating performance was primarily due to: (1) the Company's focus toward higher margin, economically driven markets, such as the Exit Strategy(R) and Energy sectors; and (2) the growth in revenue, without comparable increases in operating overhead.

Interest expense increased during the three and nine months ended March 31, 2001, as compared to the same periods last year, primarily due to higher levels of average debt outstanding because of acquisitions completed in fiscal 2000 and 2001. The Company's percentage of debt to capitalization ratio continues to remain low, reflecting management's conservative philosophy.

The provision for federal and state income taxes reflects an effective rate of 38% and 37.4%, respectively, in the three and nine months ended March 31, 2001, compared to an effective rate of 36% in the same periods last year. The increases were primarily due to nondeductible goodwill amortization on the acquisitions completed in fiscal 2000 and 2001. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flows provided by operating activities for the nine months ended March 31, 2001 was approximately $12.8 million and was primarily driven by improved operating performance, billings in advance of revenue earned and working capital management, offset by an increase in accounts receivable due to the Company's revenue growth.

Investing activities used cash of approximately $9 million during the nine months ended March 31, 2001, consisting of $4.1 million in capital expenditures for additional information technology and other equipment to support business growth, $3.3 million for investments in and advances to unconsolidated affiliates that provide services in the demand side of the energy market and $1.6 million for acquisitions. The Company expects to make capital expenditures of approximately $1.5 million during the remainder of fiscal 2001 and expects expenditures for acquisitions to continue at a pace similar to fiscal 2000.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities. The Company has available a $25 million revolving credit facility secured by accounts receivable, which expires March 2003. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus 1 3/4%. The agreement requires the Company to meet certain financial ratios. At March 31, 2001, outstanding borrowings pursuant to the agreement were $15.3 million, at an average interest rate of 7.5%.

The Company expects to increase its available cash flow over the remainder of fiscal 2001, primarily from operations and from reductions in working capital derived mainly from the accelerated collection of accounts receivable. The cash generated from operations, the cash on hand at March 31, 2001 and available borrowings under the revolving credit facility are expected to be sufficient to meet the Company's cash requirements for the remainder of fiscal 2001.

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

                           PART II: OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - none.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRC COMPANIES, INC.


May 15, 2001                   by:     /s/  Harold C. Elston, Jr.
                                  ----------------------------------------------
                                            Harold C. Elston, Jr.
                               Senior Vice President and Chief Financial Officer
                                         (Chief Accounting Officer)