Form 10-K
period 2001-06-30
TRC COMPANIES INC /DE/
filed 2001-10-10
CIK 103096

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                    ON WHICH REGISTERED
----------------------------                            -----------------------
COMMON STOCK, $.10 PAR VALUE                            NEW YORK STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of the registrant's common stock held by non-affiliates on September 10, 2001, was approximately $227,500,000.

         On September 10, 2001, there were 7,504,341 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the following documents are incorporated by reference into this Report: (1) registrant's 2001 Annual Report to Shareholders (Part II); and
(2) registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 2001 (Part III).

================================================================================

                                     PART I

ITEM 1.  BUSINESS

TRC Companies, Inc. (the Company), together with its wholly-owned subsidiaries and equity investments, provides technical, financial risk management and construction services to industry and government primarily in the United States market. Traditionally much of the Company's work was derived from the environmental service business and was related to satisfying local, state and federal regulatory requirements. In early 1998, new TRC management initiated a growth plan directed toward maintaining the traditional business while increasing growth by also focusing on economically driven markets. The Company provides services to its customers in the following business areas:

TECHNICAL SERVICES - This business sector encompasses the Company's engineering, scientific and technical services to its traditional markets and customers for environmental management, infrastructure development and information management. These areas have been the Company's historic focus and they serve as the foundation for the Company's higher growth markets of Energy (Power) and Exit Strategy(R) discussed below.

Environmental services provided by the Company include pollution control, waste management, auditing and assessment, permitting and compliance, design and engineering and natural and cultural resources management. The Company has particular expertise in air quality, emissions control and monitoring and in the investigation and cleanup of environmentally impaired sites. While these services are generally required by the Company's customers for compliance with federal, state and local environmental laws, the Company is experiencing an increase in its business due to the rehabilitation of older business processes to increase efficiency and productivity and the redevelopment of former industrial properties to meet changing urban demographic patterns. The Company believes these economically motivated projects will continue to provide opportunities to expand and grow its traditional environmental business.

The Company's infrastructure development business targets: (1) growing geographic areas where new infrastructure improvements are required to keep pace with population growth; and (2) older areas where rehabilitation of aging or inadequate infrastructure elements remain a primary focus of public spending for both community improvement and economic stimulus. These improvements include public infrastructure elements such as roads, bridges, water resources and waste water treatment and to a lesser degree, private real estate development projects for industrial, commercial and residential uses.

The Company's services in the environmental and infrastructure market generate large amounts of useful data which require customized information management systems. To meet this need, the Company assists its customers in analyzing its data management requirements and designing and building software and hardware solutions for cost effective information management systems. This includes the use of both private intranets and the public Internet to provide the information across customer and non-customer locations.

ENERGY (POWER) - Building upon its experience in providing environmental services to the power generation industry, the Company has developed into a leading provider of power plant siting and environmental permitting services to the growing market of independent power producers (IPPs) who have emerged in the wake of energy deregulation. These services are also provided to the owners and operators of the natural gas and other fossil fuel pipelines that will supply these new power plants. The Company believes the need for both power plants and energy supply pipelines will continue to grow in the next several years and that the Company is well positioned to provide the services needed to site and support their construction.

In recognition that power demand will continue to outpace supply, causing the cost of power to increase and the reliability of the grid during critical periods to decrease, the Company has expanded its power market services from the supply side of power generation and distribution to the demand side by developing capabilities in energy conservation engineering, consulting and construction and in on-site power generation. As the availability of cheap, reliable electrical power diminishes, industrial and commercial users are implementing changes to their facilities to maximize their energy efficiencies. In addition, because the peak power demands of these facilities, which occur over relatively shorter periods of time, drive the cost of all of their power usage, customers are looking to meet these peak requirements with small, on-site generators. The Company helps its customers determine the need for and the proper application of these units and in obtaining the land use (zoning) and environmental (air emissions) approvals to build them.

EXIT STRATEGY(R) - In 1996, the Company developed an exclusive, innovative method for its customers to outsource their environmental compliance obligations to the Company. The Company's Exit Strategy program provides its customers with a cost effective alternative to managing their non-core business activities. This is especially attractive to customers in the following situations:

         o MERGERS, ACQUISITIONS AND DIVESTITURES - In many instances, the risk associated with prior environmental contamination at a facility can seriously erode the market price for that facility because neither the buyer nor seller wish to assume that risk. By conducting thorough due diligence to quantify the risk and by structuring comprehensive insurance coverage, the Company is able to step in, assume the cleanup obligations and thereby facilitate the sale of the property or business. In this manner, the seller is able to obtain market price and the buyer can protect itself against future costs for environmental issues associated with past ownership practices. More importantly, the transaction, which is often of far greater value to both parties than the eventual cost of the environmental issue, is completed.

         o DISCONTINUED OPERATIONS - Many times when a customer closes a facility, it must spend significant time and effort in managing the environmental cleanup. This activity not only serves as a distraction away from the customer's on-going business, but it is also in a highly complex technical field that few customers can support or perform with their own employees. By turning these sites over to the Company, its customers are able to free up management resources to focus on core business activities and recognize a fixed, liquidated liability amount for the closure. This latter benefit is important because the company must recognize the total expected cost of closure but, in many instances, it cannot estimate its future environmental liability.

         o MULTI-PARTY SUPERFUND SITES - When an owner/operator of a waste disposal facility becomes insolvent, its customers must pay for the costs of cleanup. The federal statute that assigns this liability is known as "Superfund," and many states have similar laws. Under the Exit Strategy program, the Company provides these customers with an expedited method to fix their estimated cost of liability by the Company's assumption of the cleanup risk responsibility. This is a far cheaper alternative for the Company's customers because it avoids the legal and administrative cost of forming and managing the collective group of the facility's former customers. (The government has estimated that these expenses can add up to 40% of the cost of the cleanup.) This also benefits the public because the Company is able to complete the cleanup faster by avoiding the legal and management entanglements that characterize traditional Superfund projects.

         o BROWNFIELDS REAL ESTATE DEVELOPMENT - The redevelopment of environmentally contaminated property is commonly referred to as "brownfields" redevelopment. The Company has, on occasion, purchased contaminated property from its customers and is in the process of cleaning up these properties to increase their market value for eventual sale or redevelopment. The Company does not actively pursue these sites on its own because of the high capital demands and the longer investment cycle necessary to recognize profit. Instead, the Company generally teams with a developer or real estate partner who brings the capital and real estate expertise necessary to realize the property's economic potential. Because the Company brings it expertise in managing the cleanup to the venture, both parties contribute and profit according to their relative strengths.

The Company is recognized as a leader in the Exit Strategy market and the Company expects the market for these projects to continue to grow at a rapid pace. Accordingly, the Company is building its staff and capabilities to meet the expected increased demand.
                                       2

CUSTOMERS

The Company's customers include companies in the chemical, automotive, petroleum, construction, transportation, mining, waste management and other industries, financial institutions, public utilities, and local, state and federal government agencies. Many of the Company's commercial customers are major multinational corporations. The following customers are representative of the Company's customers:

AES Enterprises                          General Motors                                Southern Energy
ASARCO                                   Hanson PLC                                    Tosco
Burlington Northern Santa Fe RR          Lockheed Martin Corporation                   The Trump Organization
Cisco Systems                            Meridian Gold                                 U. S. Government
City of Frisco, Texas                    New York City                                    -   EPA
Connecticut Resources Recovery              -   School Construction Authority             -   DOD
   Authority                                -   Department of Parks                       -   FAA
Consolidated Edison                         -   Department of Transportation           Unocal
Duke Energy                              New York State Dept. of Transportation        Waste Management
Exxon/Mobil                              Orange County, CA
Express Pipeline                         PG & E National Energy Group
General Electric                         Sentex Corporation


For fiscal 2001, 2000 and 1999, the federal government (principally the U.S. Environmental Protection Agency and the U. S. Department of Defense) accounted for 7%, 9% and 19%, respectively, of the Company's net service revenue. No other customer represented 10% or more of the Company's net service revenue in any of those years.

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

BACKLOG

At June 30, 2001, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $160 million, as compared to approximately $80 million at June 30, 2000. The Company expects that approximately 60% of this backlog will be completed in fiscal 2002. In addition to this net contract backlog, the Company holds open order contracts from various customers and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. While most contracts contain cancellation provisions, the Company is unaware of any material work included in backlog which will be canceled or delayed.

EMPLOYEES

As of June 30, 2001, the Company had approximately 1,200 full and part-time employees. Approximately 85% of these employees are primarily engaged in performing environmental and infrastructure engineering and consulting, financial risk management, construction management and information management services for customers. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enables the Company to provide a diverse range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

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

However, the majority of the Company's work is repeat orders from long-term customers because the Company focuses on market areas where it can be a leading provider due to staff skills, reputation, financial strength and/or geographic presence. For example, the Company believes that it is one of the top 2 or 3 providers of permitting services for the large deregulated energy business. Further, the Company appears to be the market leader in providing complete outsourcing of site remediation services through its Exit Strategy program.

GOVERNMENT CONTRACTS

The Company has contracts with the U.S. Government which are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1996. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on the Company's operating results, financial condition or cash flows.

REGULATORY MATTERS

The Company's businesses are subject to various rules and regulations at the federal, state and local government levels. The Company believes that it is in compliance with these rules and regulations. The Company has the appropriate licenses to bid and perform work in the locations in which it operates. The Company has not experienced any significant limitations on its business as a result of regulatory, bonding or insurance requirements. The Company does not believe any changes in law or changes in industry practice would impose conditions to bidding on future projects.

PATENTS, TRADEMARKS AND LICENSES

The Company has a number of trademarks, service marks, copyrights and licenses, none of which are considered material to the Company's business as a whole.

ENVIRONMENTAL AND OTHER CONSIDERATIONS

The Company does not believe that its compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

The Company provides its services through a network of 42 offices located nationwide and an office in Lima, Peru. The Company does not own any real estate and leases approximately 320,000 square feet of office and laboratory space to support these operations. These leased properties are adequately maintained and are suitable and adequate for the business activities conducted therein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Information on "Market for the Registrant's Common Equity and Related Stockholder Matters" is contained on pages 8 and 25 of the Company's 2001 Annual Report to Shareholders and such information is incorporated herein by reference. On September 10, 2001, there were approximately 4,400 holders of the Company's common stock, of which 328 were shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

The following table provides summarized information with respect to the operations of the Company.

Statements of Operations, years ended June 30,            2001           2000         1999        1998 (1)      1997 (1)
------------------------------------------------------------------------------------------------------------------------
Gross revenue                                           $181,473       $117,131      $78,223      $72,570       $68,506
    Less subcontractor costs and direct charges           57,271         32,323       20,890       19,861        17,718
                                                        --------       --------      -------      -------       -------
Net service revenue                                      124,202         84,808       57,333       52,709        50,788
                                                        --------       --------      -------      -------       -------

Operating costs and expenses:
    Cost of services                                     100,587         70,619       48,073       45,120        44,270
    General and administrative expenses                    3,909          2,991        2,462        2,451         3,565
    Depreciation and amortization                          3,771          2,917        2,468        2,702         2,789
                                                        --------       --------      -------      -------       -------
                                                         108,267         76,527       53,003       50,273        50,624
                                                        --------       --------      -------      -------       -------
Income from operations                                    15,935          8,281        4,330        2,436           164
Interest expense                                           1,541          1,024          507          725           829
                                                        --------       --------      -------      -------       -------
Income (loss) before taxes                                14,394          7,257        3,823        1,711          (665)
Federal and state income tax provision (benefit)           5,409          2,613        1,376          650          (160)
                                                        --------       --------      -------      -------       -------
Net income (loss)                                       $  8,985       $  4,644      $ 2,447      $ 1,061       $  (505)
                                                        ========       ========      =======      =======       =======
Earnings (loss) per share:
    Basic                                               $   1.24       $   0.68      $  0.36      $  0.16       $ (0.07)
    Diluted                                                 1.13           0.65         0.36         0.16         (0.07)
                                                        ========       ========      =======      =======       =======
Average shares outstanding:
    Basic                                                  7,236          6,845        6,782        6,715         6,741
    Diluted                                                7,956          7,190        6,839        6,726         6,747
                                                        ========       ========      =======      =======       =======
Cash dividends declared                                     None           None         None         None          None
                                                        ========       ========      =======      =======       =======
Balance Sheets at June 30,
    Total assets                                        $127,672       $ 94,208      $66,072      $61,604       $62,290
                                                        --------       --------      -------      -------       -------
    Debt                                                  15,005         21,300        7,900        7,500        11,000
                                                        --------       --------      -------      -------       -------
    Shareholders' equity                                  69,975         54,448       46,988       44,455        42,844
                                                        ========       ========      =======      =======       =======

(1) Includes results of Company's instrumentation business that was sold in July 1998. The sale resulted in a gain that was not material.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Results of Operations and Financial Condition" is contained on pages 9 through 11 of the Company's 2001 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's revolving credit agreement with a commercial bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rate under the revolving credit agreement would not have a material effect on the Company's operating results, financial condition or cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of TRC Companies, Inc. and Report of Independent Accountants set forth on pages 12 through 23 of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference:

         Consolidated Statements of Operations, Cash Flows and Changes in
             Shareholders' Equity - Years ended June 30, 2001, 2000 and 1999

         Consolidated Balance Sheets - June 30, 2001 and 2000

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

The supplementary data regarding quarterly results of operations is contained on page 8 of the Company's 2001 Annual Report to Shareholders and such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the Company's Directors and Executive Officers is contained on pages 3 through 9 of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders to be held November 14, 2001, and such information is incorporated herein by reference.

The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:


                                            PRESENT POSITION AND                       OTHER POSITIONS HELD
         NAME AND AGE                       DATE OF APPOINTMENT                       DURING LAST FIVE YEARS
         ------------                       --------------------                      ----------------------
John H. Claussen..........(52)       Senior Vice President, TRC                      Senior Vice President and General
                                     Companies, Inc. and President, TRC              Counsel
                                     Environmental Corporation (February
                                     1997)

Martin H. Dodd............(48)       Vice President, General Counsel and             Vice President and Deputy General
                                     Secretary (February 1997)                       Counsel

Richard D. Ellison........(62)       Chairman, President and Chief                   Senior Vice President and Chief Engineer
                                     Executive Officer (April 1997)

Harold C. Elston, Jr......(57)       Senior Vice President (March 1998),             Vice President and Treasurer
                                     Chief Financial Officer (May 1999)

Glenn E. Harkness.........(53)       Senior Vice President, TRC                      Vice President, TRC Environmental
                                     Environmental Corporation                       Corporation
                                     (September 1997)

Miro Knezevic.............(52)       Senior Vice President, TRC
                                     Companies, Inc. (August 1998),
                                     Executive Vice President, TRC
                                     Environmental Solutions, Inc.
                                     (March 1994)

Michael C. Salmon.........(46)       Senior Vice President, TRC                      General Manager, Southern California
                                     Companies, Inc. (June 2000), Senior             Region, IT Corporation
                                     Vice President, TRC Environmental
                                     Solutions, Inc. (April 1997)

    NO FAMILY RELATIONSHIP EXISTS BETWEEN ANY OF THE INDIVIDUALS NAMED ABOVE.

ITEM 11. EXECUTIVE COMPENSATION

Information on "Executive Compensation" is contained on pages 6 through 9 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held November 14, 2001, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on "Security Ownership of Certain Beneficial Owners and Management" is contained on pages 2 through 5 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held November 14, 2001, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on "Certain Relationships and Related Transactions" is contained on page 13 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held November 14, 2001 and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND SCHEDULE

         1. The Consolidated Financial Statements and Report of Independent Accountants set forth on pages 12 through 23 of the Company's 2001 Annual Report to Shareholders are incorporated by reference into this report by Item 8 herein.

         2. The Consolidated Financial Statement Schedule and Report of Independent Accountants on such schedule are included in this report on the pages indicated.

                                                                       PAGE
              Report of Independent Accountants on Financial
              Statement Schedule                                        11

              Schedule II - Valuation and Qualifying Accounts           12

              All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

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

         10.3.2 Amendment Nos. 2 and 3 to the Third Amended and Restated Revolving Credit Agreement by and among TRC Companies, Inc and its subsidiaries and Fleet National Bank, dated March 14, 2000 and May 19, 2000, respectively, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 2000.

        13 Annual Report to Shareholders for the fiscal year ended June 30, 2001. (Only those portions expressly incorporated by reference are deemed to be filed herewith.)

        21        Subsidiaries of the Registrant.

        23        Consent of Independent Accountants.


As to any security holder requesting a copy of this Form 10-K, the Company will furnish any exhibit indicated above as being filed with the Form 10-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRC COMPANIES, INC.


Dated:  October 9, 2001                     By: /s/ RICHARD D. ELLISON
                                                -------------------------------
                                                Richard D. Ellison, Ph.D., P.E.
                                                Chairman, President and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



          /s/ Richard D. Ellison           Chairman, President and                      October 9, 2001
--------------------------------------     Chief Executive Officer
              Richard D. Ellison


          /s/ Edward G. Jepsen             Director                                     October 9, 2001
--------------------------------------
              Edward G. Jepsen


          /s/ Edward W. Large              Director                                     October 9, 2001
--------------------------------------
              Edward W. Large


          /s/ J. Jeffrey McNealey          Director                                     October 9, 2001
--------------------------------------
              J. Jeffrey McNealey


          /s/ Harold. C. Elston, Jr.       Senior Vice President and                    October 9, 2001
--------------------------------------     Chief Financial Officer
              Harold C. Elston, Jr.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of TRC Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 9, 2001, appearing on page 23 of the 2001 Annual Report to Shareholders of TRC Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut
October 9, 2001

                               TRC COMPANIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                 (IN THOUSANDS)


                                                              Additions
                                                    -------------------------------
                                     Balance at     Charged to        Charged to                           Balance at
                                      beginning     costs and            Other                               end of
            Description               of period      expenses          accounts*          Deductions**       period
----------------------------------   -----------    ------------     ---------------     --------------    ----------
2001
  Allowance for doubtful accounts       $3,205        $2,312             $231               $(1,464)         $4,284
                                        ------        ------             ----               -------          ------

2000
  Allowance for doubtful accounts       $2,546        $2,934             $223               $(2,498)         $3,205
                                        ------        ------             ----               -------          ------

1999
  Allowance for doubtful accounts       $2,375        $  725             $200               $ (754)          $2,546
                                        ------        ------             ----               -------          ------

*   Allowances from acquired businesses.
**  Uncollectable accounts written off, net of recoveries.

                               TRC COMPANIES, INC.

                             Form 10-K Exhibit Index
                         Fiscal Year Ended June 30, 2001



EXHIBIT                                                                  SEQUENTIAL
NUMBER              DESCRIPTION                                          PAGE NUMBER
13             Annual Report to Shareholders for the fiscal year              14
                 ended June 30, 2001

21             Subsidiaries of the Registrant                                 40

23             Consent of Independent Accountants                             41