Form 10-Q
period 2001-09-30
TRC COMPANIES INC /DE/
filed 2001-11-14
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒       NO  ☐

On November 12, 2001, there were 8,192,414 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

Contents of Quarterly Report on Form 10-Q

Quarter Ended september 30, 2001

PART I - Financial Information

PART II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

PART I:  FINANCIAL INFORMATION

TRC Companies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
(in thousands, except per share data)	2001	2000

Gross revenue	$57,558	$36,887
Less subcontractor costs and direct charges	21,080	10,184
Net service revenue	36,478	26,703

Operating costs and expenses:
Cost of services	29,000	21,719
General and administrative expenses	1,093	860
Depreciation and amortization	655	847
	30,748	23,426

Income from operations	5,730	3,277

Interest expense	288	485
Income before taxes	5,442	2,792

Federal and state income tax provision	2,082	1,033
Net income	$3,360	$1,759

Earnings per share:
Basic	$.45	$.25
Diluted	.40	.23

Average shares outstanding:
Basic	7,490	7,067
Diluted	8,357	7,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(in thousands, except share data)	2001	2001
	(Unaudited)
ASSETS
Current assets:
Cash	$2,837	$851
Accounts receivable, less allowance for doubtful accounts	67,485	61,090
Insurance recoverable - environmental remediation	4,318	4,055
Deferred income tax benefits	2,023	1,882
Prepaid expenses and other current assets	1,309	1,353
	77,972	69,231

Property and equipment, at cost	30,111	28,913
Less accumulated depreciation and amortization	19,732	19,075
	10,379	9,838
Goodwill, net of accumulated amortization	45,257	38,943
Investments in and advances to unconsolidated affiliates	5,524	5,134
Long-term accounts receivable	3,242	2,046
Long-term insurance recoverable - environmental remediation	1,965	2,011
Other assets	507	469
	$144,846	$127,672

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$368	$368
Accounts payable	10,604	7,821
Accrued compensation and benefits	9,628	7,734
Billings in advance of revenue earned	9,831	10,752
Environmental remediation liability	3,987	5,635
Other accrued liabilities	5,501	4,913
	39,919	37,223
Non-current liabilities:
Long-term debt	22,387	14,637
Deferred income taxes	4,226	3,826
Long-term environmental remediation liability	1,965	2,011
	28,578	20,474
Commitments and contingencies

Shareholders' equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, none issued	-	-
Common, $.10 par value; 30,000,000 shares authorized, 8,148,161 shares issued at September 30, 2001 and 8,081,978 shares issued at June 30, 2001	815	808
Additional paid-in capital	51,019	48,012
Retained earnings	27,412	24,052
	79,246	72,872
Less treasury stock, at cost	2,897	2,897
	76,349	69,975
	$144,846	$127,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
(in thousands)	2001	2000
Cash flows from operating activities:
Net income	$3,360	$1,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	655	847
Change in deferred taxes and other non-cash items	(159)	(48)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable (current and long-term)	(6,344)	(3,549)
Prepaid expenses and other current assets	93	(145)
Accounts payable	2,653	459
Accrued compensation and benefits	1,568	914
Billings in advance of revenue earned	(934)	(788)
Insurance recoverable (current and long-term)	(216)	-
Environmental remediation liability (current and long-term)	(1,695)	-
Other accrued liabilities	356	(104)
Net cash used in operating activities	(663)	(655)

Cash flows from investing activities:
Additions to property and equipment	(883)	(1,329)
Investments in and advances to unconsolidated affiliates	(310)	(723)
Acquisition of businesses, net of cash acquired	(3,910)	-
Increase (decrease) in other assets, net	(3)	53
Net cash used in investing activities	(5,106)	(1,999)

Cash flows from financing activities:
Net borrowings under revolving credit facility	7,396	2,000
Proceeds from exercise of stock options and warrants	359	325
Net cash provided by financing activities	7,755	2,325

Increase (decrease) in cash	1,986	(329)

Cash, beginning of period	851	1,566
Cash, end of period	$2,837	$1,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2001

(in thousands, except per share amounts)

1.                                       The condensed consolidated balance sheet at September 30, 2001 and the consolidated statements of operations for the three months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended September 30, 2001 and 2000 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  The June 30, 2001 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2.                                       The Company has entered into several long-term contracts under its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site for a fixed fee. The Company assumes the risk for all remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects.  As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies (e.g., American International Group) which provides coverage for cost increases arising from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.  Upon signing of the contract, the Company receives the fixed fee contract price which is deposited in a restricted account held by the insurance company and the Company is reimbursed as it performs under the contract.  The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on the Company’s consolidated operating results, financial condition or cash flows.

One Exit Strategy contract entered into by the Company also involved the Company entering into a consent decree with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the site.  The Company’s expected remediation cost is fully funded by the contract price received and is fully insured by an environmental remediation cost cap policy.

3.                                       In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  The Company has elected to early adopt the provisions of SFAS 142 effective July 1, 2001.

The table below shows the effect on net income had SFAS 142 been adopted in prior periods.

	Three Months Ended
	September 30,
	2001	2000

Net income:
Reported net income	$3,360	$1,759
Add back: goodwill amortization (net of taxes)	-	222
Adjusted net income	$3,360	$1,981

Basic earnings per share:
Reported basic earnings per share	$0.45	$0.25
Add back: goodwill amortization (net of taxes)	-	0.03
Adjusted basic earnings per share	$0.45	$0.28

Diluted earnings per share:
Reported diluted earnings per share	$0.40	$0.23
Add back: goodwill amortization (net of taxes)	-	0.03
Adjusted diluted earnings per share	$0.40	$0.26

4.                                       During the three months ended September 30, 2001, the Company completed the acquisition of four companies.  The gross purchase price for these acquisitions was approximately $5,581 (before contingent consideration) consisting of a combination of cash and common stock of the Company.  As a result of these acquisitions, goodwill of $5,007 was recorded in accordance with SFAS 142.  Additionally, intangible assets acquired were recorded and are immaterial to the Company’s financial position.  The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS 141.  The impact of these acquisitions on operating results was not material; therefore, no pro forma information is presented.

                                                On October 15, 2001, the Company completed the acquisition of the SITE-Blauvelt group of companies (“SITE”).  SITE is a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states.  The purchase price of approximately $21.5 million (before contingent consideration) consisted of 558 shares of the Company’s common stock valued using the average closing price of the stock for the 50-day period ended September 28, 2001.  The Company may make additional payments if certain financial goals are achieved in each of the next three years. The acquisition will be accounted for using the purchase method of accounting in accordance with SFAS 141.

TRC Companies, Inc.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Three Months Ended September 30, 2001 and 2000

Overview

The Company is a leading provider of technical, financial risk management and construction services to industry and government primarily in the United States market.  The Company’s main focus is in the areas of infrastructure improvements and expansions, environmental management and power development and conservation.

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:

	Three Months Ended September 30,
	2001	2000
Net service revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	79.5	81.3
General and administrative expenses	3.0	3.2
Depreciation and amortization	1.8	3.2
Income from operations	15.7	12.3
Interest expense	0.8	1.8
Income before taxes	14.9	10.5
Federal and state income tax provision	5.7	3.9
Net income	9.2%	6.6%

The revenue growth trend established in fiscal 1998 continued.  Net service revenue increased by 36.6% to $36.5 million during the three months ended September 30, 2001, compared to $26.7 million in the same period last year.  This increase was due to a combination of internal growth arising out of increased revenue from the Company’s services including, as expected, revenue from the Exit Strategy® and power sectors, and the additional revenue from acquisitions made in fiscal 2002 and 2001.

As a percentage of net service revenue, cost of services decreased to 79.5% during the three months ended September 30, 2001, from 81.3% in the same period last year.  This decrease contributed directly to an increase in income from operations as a percentage of net service revenue.  The increase in the cost of services of approximately 33.5% during the three months ended September 30, 2001 was primarily due to additional operating costs incurred to support the increase in net service revenue and additional operating costs associated with the businesses acquired in fiscal 2002 and 2001.

As a percentage of net service revenue, general and administrative costs decreased to 3.0% during the three months ended September 30, 2001, from 3.2% in the same period last year.  This decrease also contributed directly to an increase in income from operations as a percentage of net service revenue.  The increase in general and administrative expenses of approximately 27.1% during the three months ended September 30, 2001, was primarily from additional costs necessary to support the Company’s internal and acquisition growth.

Depreciation and amortization expense decreased by approximately 22.7% during the three months ended September 30, 2001, as compared to the same period last year.  The decrease was primarily due to Company’s early adoption of SFAS 142, “Goodwill and Other Intangible Assets”.  In accordance with SFAS 142, the Company no longer amortizes goodwill.  The decrease associated with the adoption of SFAS 142 was partially offset by an increase in depreciation expense primarily associated with equipment acquired through acquisitions.

Income from operations increased by approximately 74.9% to $5.7 million during the three months ended September 30, 2001, as compared to $3.3 million during the same period last year.  The continued improvement in operating performance was primarily due to:  (1) the Company’s focus toward higher margin, economically driven markets, such as the Exit Strategy® and power sectors, (2) the growth in revenue, without comparable increases in operating overhead, and (3) the favorable impact resulting from the adoption of SFAS 142.

Interest expense decreased during the three months ended September 30, 2001, as compared to the same period last year, primarily due to lower average interest rates.  The Company’s percentage of debt to capitalization ratio continues to remain relatively low, reflecting management’s conservative philosophy.

The provision for federal and state income taxes reflects an effective rate of 38.3% for the three months ended September 30, 2001, compared to an effective rate of 37% in the same period last year.  The increase was primarily due to an increase in the Company’s federal income tax rate.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

Impact of Inflation

The Company’s operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and the fact that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

Liquidity and Capital Resources

The Company primarily relies on cash from operations and borrowings based upon the strength of its balance sheet to fund operations.  The Company’s liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities, and to reduce debt.  Of particular importance in the management of liquidity are cash flows generated from operating activities, acquisitions, capital expenditure levels and an adequate bank line of credit.

Cash flow used in operating activities for the three months ended September 30, 2001 was approximately $.7 million.  The cash generated by net income, the non-cash charges against income for depreciation and amortization and the increase in accounts payable was primarily offset by the increase in accounts receivable due to the growth in revenue.

Investing activities used cash of approximately $5.1 million during the three months ended September 30, 2001, primarily consisting of $0.9 million expenditures for additional information technology and other equipment to support business growth and $3.9 million for several small acquisitions.  The Company expects to make capital expenditures of approximately $4 million during the remainder of fiscal 2002 and expects expenditures for acquisitions to increase at a stronger pace than fiscal 2001.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities, which was amended on October 12, 2001.  Under the agreement, the Company has available a $30 million credit facility that will reduce to $25 million on March 11, 2002, unless further amended by the bank.  Borrowings under the agreement bear interest at the bank’s base rate or the Eurodollar rate plus applicable margins, are collateralized by all assets of the Company and are due and payable in March 2003 when the credit agreement expires.  The agreement requires the Company to meet certain financial ratios.  At September 30, 2001, outstanding borrowings pursuant to the agreement were $21.8 million, at an average interest rate of 5.2%.

The cash generated from operations, the cash on hand at September 30, 2001 and available borrowings under the bank line of credit will be sufficient to meet the Company’s current cash requirements for the remainder of fiscal 2002.

New Accounting Guidance

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003 for the Company.  The Company is currently reviewing the provisions of SFAS 143 to determine the impact upon adoption.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which provides guidance on the accounting for the impairment or disposal of long-lived assets and is effective January 1, 2002 for the Company.  The Company is currently reviewing the provisions of SFAS 144 to determine the impact upon adoption.

Forward-Looking Statements

This report contains forward-looking statements that describe the Company’s business prospects.  These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, government funding, level of demand for the Company’s services, industry-wide competitive factors and political, economic or other conditions.  Furthermore, market trends are subject to changes which could adversely affect future results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under the Company’s revolving credit agreement with a commercial bank.  These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates.  An effective increase or decrease of 10% in the current effective interest rate under the revolving credit agreement would not have a material effect on the Company’s consolidated operating results, financial condition or cash flows.

PART II:  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits – none.

(b)	Reports on Form 8–K - There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

November 14, 2001	by:	/s/ Harold C. Elston, Jr
Harold C. Elston, Jr.

Senior Vice President and Chief Financial Officer

(Chief Accounting Officer)