Form 10-Q
period 2001-12-31
TRC COMPANIES INC /DE/
filed 2002-02-14
CIK 103096

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________


                          COMMISSION FILE NUMBER 1-9947


                               TRC COMPANIES, INC.
              Exact name of registrant as specified in its charter)


          DELAWARE                                      06-0853807
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         5 WATERSIDE CROSSING
         WINDSOR, CONNECTICUT                               06095
----------------------------------------         ---------------------------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (860) 289-8631

                       -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. [x]  YES   [ ] NO

On February 12, 2002 there were 8,213,753 shares of the registrant's common stock, $.10 par value, outstanding.

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2001


PART I - FINANCIAL INFORMATION

      Item 1.    Condensed Consolidated Financial Statements:

                 Consolidated Statements of Operations for the three and six months ended
                      December 31, 2001 and 2000..................................................  3

                 Condensed Consolidated Balance Sheets at December 31, 2001 and
                      June 30, 2001...............................................................  4

                 Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000............................................  5

                 Notes to Condensed Consolidated Financial Statements.............................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations................................................... 11

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................... 14


PART II - OTHER INFORMATION

      Item 4:    Submission of Matters to a Vote of Security Holders.............................. 15

      Item 6.    Exhibits and Reports on Form 8-K................................................. 15


SIGNATURE......................................................................................... 16


                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
(in thousands, except per share amounts)         2001             2000           2001             2000
                                               -------          -------        --------          -------
GROSS REVENUE                                  $66,924          $44,642        $124,482          $81,529
     Less subcontractor costs
       and direct charges                       20,880           15,508          41,960           25,692
                                               -------          -------        --------          -------
NET SERVICE REVENUE                             46,044           29,134          82,522           55,837
                                               -------          -------        --------          -------
OPERATING COSTS AND EXPENSES:
     Cost of services                           37,421           23,641          66,421           45,360
     General and administrative expenses         1,310              965           2,403            1,825
     Depreciation and amortization                 771              844           1,426            1,691
                                               -------          -------        --------          -------
                                                39,502           25,450          70,250           48,876
                                               -------          -------        --------          -------
INCOME FROM OPERATIONS                           6,542            3,684          12,272            6,961

Interest expense                                   329              409             617              894
                                               -------          -------        --------          -------
INCOME BEFORE TAXES                              6,213            3,275          11,655            6,067

Federal and state income tax provision           2,376            1,212           4,458            2,245
                                               -------          -------        --------          -------
NET INCOME                                       3,837            2,063           7,197            3,822

Dividends and accretion charges
     on preferred stock                             25               --              25               --
                                               -------          -------        --------          -------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS    $ 3,812          $ 2,063        $  7,172          $ 3,822
                                               =======          =======        ========          =======
EARNINGS PER SHARE:
     Basic                                     $  0.47          $  0.29        $   0.92          $  0.54
     Diluted                                      0.43             0.26            0.83             0.49
                                               =======          =======        ========          =======
AVERAGE SHARES OUTSTANDING:
     Basic                                       8,035            7,165           7,763            7,116
     Diluted                                     8,981            7,845           8,669            7,741
                                               =======          =======        ========          =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,         June 30,
(in thousands, except share data)                                                      2001               2001
                                                                                   ------------        ----------
                                                                                   (Unaudited)
                                        ASSETS
Current assets:
     Cash and cash equivalents                                                       $  2,063            $    851
     Accounts receivable, less allowance for doubtful accounts                         87,898              61,090
     Insurance recoverable - environmental remediation                                  2,339               4,055
     Deferred income tax benefits                                                       2,387               1,882
     Prepaid expenses and other current assets                                          2,137               1,353
                                                                                     --------            --------
                                                                                       96,824              69,231
                                                                                     --------            --------

PROPERTY AND EQUIPMENT, AT COST                                                        33,929              28,913
     Less accumulated depreciation and amortization                                    20,149              19,075
                                                                                     --------            --------
                                                                                       13,780               9,838
                                                                                     --------            --------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                              73,855              38,943
                                                                                     --------            --------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                5,391               5,134
                                                                                     --------            --------
LONG-TERM ACCOUNTS RECEIVABLE                                                           4,120               2,046
                                                                                     --------            --------
LONG-TERM INSURANCE RECOVERABLE - ENVIRONMENTAL REMEDIATION                             1,847               2,011
                                                                                     --------            --------
OTHER ASSETS                                                                            1,167                 469
                                                                                     --------            --------
                                                                                     $196,984            $127,672
                                                                                     ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of debt                                                         $  1,299            $    368
     Accounts payable                                                                  12,845               7,821
     Accrued compensation and benefits                                                  7,974               7,734
     Billings in advance of revenue earned                                              7,548              10,752
     Environmental remediation liability                                                2,593               5,635
     Other accrued liabilities                                                          9,057               4,913
                                                                                     --------            --------
                                                                                       41,316              37,223
                                                                                     --------            --------
NONCURRENT LIABILITIES:
     Long-term debt                                                                    23,555              14,637
     Deferred income taxes                                                              9,725               3,826
     Long-term environmental remediation liability                                      1,847               2,011
                                                                                     --------            --------
                                                                                       35,127              20,474
                                                                                     --------            --------

MANDATORILY REDEEMABLE PREFERRED STOCK                                                 14,581                  --
                                                                                     --------            --------

SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized,
          none issued                                                                      --                  --
        Common, $.10 par value; 30,000,000 shares authorized,
          8,811,798 shares issued at December 31, 2001 and
          8,081,978 shares issued at June 30, 2001                                        881                 808
     Additional paid-in capital                                                        76,752              48,012
     Retained earnings                                                                 31,224              24,052
                                                                                     --------            --------
                                                                                      108,857              72,872
     Less treasury stock, at cost                                                       2,897               2,897
                                                                                     --------            --------
                                                                                      105,960              69,975
                                                                                     --------            --------
                                                                                     $196,984            $127,672
                                                                                     ========            ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                          December 31,
(in thousands)                                                                        2001          2000
                                                                                   ---------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  7,172        $ 3,822
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                              1,426          1,691
           Change in deferred taxes and other non-cash items                           (473)           318
           Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable (current and long-term)                            (7,402)        (1,845)
              Prepaid expenses and other current assets                                 102           (135)
              Accounts payable                                                        2,500            661
              Accrued compensation and benefits                                      (2,225)             7
              Billings in advance of revenue earned                                  (3,218)         4,417
              Insurance recoverable (current and long-term)                           1,881          3,287
              Environmental remediation liability (current and long-term)            (3,206)        (2,285)
              Other accrued liabilities                                                 874            502
                                                                                   --------        -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (2,569)        10,440
                                                                                   --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                             (1,951)        (2,531)
     Investments in and advances to unconsolidated affiliates                          (390)        (3,019)
     Acquisition of businesses, net of cash received                                (11,685)           (54)
     Decrease in other assets, net                                                        7             55
                                                                                   --------        -------
NET CASH USED IN INVESTING ACTIVITIES                                               (14,019)        (5,549)
                                                                                   --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of preferred stock, net of issuance costs                              14,581             --
     Net borrowings (repayments) of long-term obligations                             2,436         (5,800)
     Proceeds from exercise of stock options and warrants                               783            696
                                                                                   --------        -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  17,800         (5,104)
                                                                                   --------        -------

INCREASE (DECREASE) IN CASH                                                           1,212           (213)

Cash and cash equivalents, beginning of period                                          851          1,566
                                                                                   --------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  2,063        $ 1,353
                                                                                   ========        =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001
                        (in thousands, except share data)

1. The condensed consolidated balance sheet at December 31, 2001 and the consolidated statements of operations for the three and six months ended December 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended December 31, 2001 and 2000 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The June 30, 2001 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

         With respect to the unaudited financial information of TRC Companies, Inc. for the three and six months ended December 31, 2001 and 2000, included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 14, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill and other intangible assets with an indefinite life be replaced with periodic tests of impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations completed after June 30, 2001. The Company elected to early adopt the provisions of SFAS 142 effective July 1, 2001.

         The table below shows the effect on net income had SFAS 142 been adopted in prior periods.


                                                              Three Months Ended              Six Months Ended
                                                                  December 31,                    December 31,
                                                               2001           2000             2001          2000
                                                              ------         ------           ------        ------
NET INCOME:
Reported net income                                           $3,812         $2,063           $7,172        $3,822
Add back:  goodwill amortization (net of taxes)                   --            226               --           448
                                                              ---------------------           --------------------
Adjusted net income                                           $3,812         $2,289           $7,172        $4,270
                                                              =====================           ====================

BASIC EARNINGS PER SHARE:
Reported basic earnings per share                             $ 0.47         $ 0.29           $ 0.92        $ 0.54
Add back:  goodwill amortization (net of taxes)                   --           0.03               --          0.06
                                                              ---------------------           --------------------
Adjusted basic earnings per share                             $ 0.47         $ 0.32           $ 0.92        $ 0.60
                                                              =====================           ====================

DILUTED EARNINGS PER SHARE:
Reported diluted earnings per share                           $ 0.43         $ 0.26           $ 0.83        $ 0.49
Add back:  goodwill amortization (net of taxes)                   --           0.03               --          0.06
                                                              ---------------------           --------------------
Adjusted diluted earnings per share                           $ 0.43         $ 0.29           $ 0.83        $ 0.55
                                                              =====================           ====================

3. On October 15, 2001, the Company completed the acquisition of the SITE-Blauvelt group of companies ("SITE"). SITE is a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states. The purchase price of $22,940 (before contingent consideration) consisted of approximately 580,000 shares of the Company's common stock and resulted in goodwill of $18,858 being recorded in accordance with SFAS 141. Additionally, intangible assets acquired were recorded and are immaterial to the Company's financial condition. The significant assets and liabilities acquired were accounts receivable of $16,712, long-term debt of $5,663 and deferred income tax liability of $5,952. The Company may make additional payments if certain financial goals are achieved in each of the next three years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS 141.

         In addition to the SITE acquisition, the Company completed the acquisition of several other companies during the six months ended December 31, 2001. The gross purchase price for these acquisitions was approximately $13,390 (before contingent consideration) consisting of a combination of cash, assumed debt and shares of the Company's common stock. As a result of these acquisitions, goodwill of $10,530 was recorded in accordance with SFAS 142. Additionally, intangible assets acquired were recorded and are immaterial to the Company's financial condition. These acquisitions have also been accounted for using the purchase method of accounting in accordance with SFAS 141.

         Accordingly, the following unaudited pro forma information for the six months ended December 31, 2001 and 2000 presents summarized results of operations as if current and prior year acquisitions had occurred at the beginning of the periods presented after giving effect to adjustments, including goodwill and intangible asset amortization, increased interest expense on acquisition borrowings and related income tax effects:


                                                                Six Months Ended
                                                                   December 31,
        (Unaudited)                                            2001            2000
                                                             ------------------------
        Net service revenue                                  $101,609        $ 88,153
                                                             --------        --------
        Net income                                           $  8,494        $  4,578
                                                             --------        --------
        Earnings per share - diluted                         $   0.94        $   0.55
                                                             ========        ========

         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, nor do they purport to be indicative of the results that will be obtained in the future.

         The Company also recorded additional purchase price payments during the six months ended December 31, 2001, related to five acquisitions completed in the last several years, resulting in additional goodwill of $5,335 being recorded in accordance with SFAS 142. Additionally, the Company recorded an adjustment to purchase price allocation for an acquisition completed in fiscal 2001 that resulted in additional goodwill of $189.

4. On December 19, 2001 the Company completed a private placement of $15,000 of a newly designated class of preferred stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher") of New York City. The preferred stock is convertible into TRC common stock at a conversion price of $57.94 per share. TRC also granted Fletcher the right, commencing on December 15, 2002 and ending on December 14, 2003, to purchase up to 10,000 shares of one or more additional series of preferred stock under similar terms and conditions at a price of $1,000 per share. The preferred stock issued to Fletcher has a five-year term with a 4% annual dividend, which is payable at TRC's option in either cash or common stock. TRC will have the right to redeem the preferred stock for cash once the price of its common stock reaches certain predetermined levels. Following 48 months of issuance, the preferred stock is redeemable by Fletcher in common stock. On the five-year expiration date, any shares of preferred stock still outstanding are to be mandatorily redeemed, at TRC's option, in either cash or shares of common stock. The preferred stock was recorded net of issuance costs of $419.

5. For purposes of computing diluted earnings per share the Company uses the treasury stock method. Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period. The following table sets forth the computation of basic and diluted earnings per share:


                                                            Three Months Ended                Three Months Ended
                                                               December 31,                      December 31,
                                                          2001            2001               2000            2000
                                                         -----------------------           -----------------------
                                                         Diluted          Basic             Diluted          Basic
                                                         -----------------------           -----------------------
Net income                                                $3,837         $ 3,837            $2,063          $2,063
Dividends and accretion
     charges on preferred stock                               --             (25)               --              --
                                                          ----------------------            ----------------------
Net income available to common shareholders               $3,837         $ 3,812            $2,063          $2,063
                                                          ======================            ======================

Weighted average common shares outstanding                 8,035           8,035             7,165           7,165
Potential common shares:
     Stock options and warrants                              896              --               680              --
     Convertible preferred stock                              50              --                --              --
                                                          ----------------------            ----------------------
Total potential common shares                              8,981           8,035             7,845           7,165
                                                          ======================            ======================
Earnings per share                                        $ 0.43          $ 0.47            $ 0.26          $ 0.29
                                                          ======================            ======================


                                                            Six Months Ended                  Six Months Ended
                                                              December 31,                      December 31,
                                                          2001            2001              2000            2000
                                                         -----------------------           ----------------------
                                                         Diluted          Basic            Diluted          Basic
                                                         -----------------------           ----------------------
Net income                                                $7,197          $7,197            $3,822          $3,822
Dividends and accretion
     charges on preferred stock                               --             (25)               --              --
                                                          ----------------------            ----------------------
Net income available to common shareholders               $7,197          $7,172            $3,822          $3,822
                                                          ======================            ======================

Weighted average common shares outstanding                 7,763           7,763             7,116           7,116
Potential common shares:
     Stock options and warrants                              881              --               625              --
     Convertible preferred stock                              25              --                --              --
                                                          ----------------------            ----------------------
Total potential common shares                              8,669           7,763             7,741           7,116
                                                          ======================            ======================
Earnings per share                                        $ 0.83          $ 0.92            $ 0.49          $ 0.54
                                                          ======================            ======================

6. The Company has entered into several long-term contracts under its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site for a fixed fee. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies (e.g., American International Group) which provides coverage for cost increases arising from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. Upon signing of the contract, the Company receives the fixed fee contract price which is deposited in a restricted account held by the insurance company and the Company is reimbursed as it performs under the contract. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on the Company's consolidated operating results, financial condition or cash flows.

         One Exit Strategy contract entered into by the Company also involved the Company entering into a consent decree with government authorities and assuming the obligation for the settling responsible parties' environmental remediation liability for the site. The Company's expected remediation cost is fully funded by the contract price received and is fully insured by an environmental remediation cost cap policy.

7. The Company maintains bank financing arrangements which provide revolving credit facilities totaling $37,000 to assist in funding various operating and investing activities. The amount available will reduce to $32,000 on March 11, 2002. Borrowings under the agreements bear interest at the banks' base rate or the Eurodollar rate plus or minus applicable margins, are collateralized by all assets of the Company and are due and payable between October 2002 and March 2003 when the agreements would expire or be extended. The agreements contain various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).

8. On February 6, 2002 the Company announced a 3-for-2 stock split. The record date for the stock split will be February 19, 2002 with distribution on or about March 5, 2002. The following table presents pro forma earnings per share data on a post- split basis:


                                          Three Months Ended                 Six Months Ended
                                             December 31,                      December 31,
        (Unaudited)                      2001            2000              2001            2000
                                        -----------------------           ----------------------
        Basic                            $0.32           $0.19             $0.62           $0.36
                                         =====================             =====================
        Diluted                          $0.28           $0.18             $0.55           $0.33
                                         =====================             =====================

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Three and Six Months Ended December 31, 2001 and 2000

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue.


                                                       Three Months Ended               Six Months Ended
                                                           December 31,                    December 31,
                                                       2001            2000            2001            2000
                                                      ------          ------          ------          ------
NET SERVICE REVENUE                                   100.0%          100.0%          100.0%          100.0%
                                                      -----           -----           -----           -----
OPERATING COSTS AND EXPENSES:
     Cost of services                                  81.3            81.1            80.5            81.2
     General and administrative expenses                2.8             3.3             2.9             3.3
     Depreciation and amortization                      1.7             2.9             1.7             3.0
                                                      -----           -----           -----           -----
INCOME FROM OPERATIONS                                 14.2            12.7            14.9            12.5
Interest expense                                        0.7             1.4             0.7             1.6
                                                      -----           -----           -----           -----
INCOME BEFORE TAXES                                    13.5            11.3            14.2            10.9
Federal and state income tax provision                  5.2             4.2             5.4             4.0
                                                      -----           -----           -----           -----
NET INCOME                                              8.3             7.1             8.8             6.9
Dividends and accretion charges
      on preferred stock                                0.0             0.0             0.0             0.0
                                                      -----           -----           -----           -----
NET INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                                8.3%            7.1%            8.8%            6.9%
                                                      =====           =====           =====           =====

The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 58% to $46.0 million during the three months ended December 31, 2001, compared to $29.1 million in the same period last year. Approximately 27% of this net service revenue growth was organic and approximately 73% of the growth resulted from acquisitions. Net service revenue from acquired companies is considered part of acquisition growth during the twelve months from the date acquired. For the six months ended December 31, 2001, net service revenue increased by 47.8% to $82.5 million, compared to $55.8 million in the same period last year. Approximately 38% of this net service revenue growth was organic and approximately 62% resulted from acquisitions. As discussed below, the organic operating income growth was greater than growth from acquisitions. This is due to an increase in margins on organic work and seasonality of the acquisitions. Management's goal continues to be to balanced organic and acquisition growth.

As a percentage of net service revenue, cost of services increased to 81.3% during the three months ended December 31, 2001, from 81.1% in the same period last year. This increase was attributable to the SITE acquisition, which currently requires a larger percentage of cost of services for each net service dollar generated, when compared to the Company as a whole. For the six months ended December 31, 2001, costs of services, as a percentage of net service revenue, decreased to 80.5% from 81.2% in the same period last year. The increases in cost of services of approximately 58.3% and 46.4%, respectively, during the three and six months ended December 31, 2001 were due to additional operating costs incurred to support the increase in net service revenue.

As a percentage of net service revenue, general and administrative costs decreased to 2.8% and 2.9%, respectively, during the three and six months ended December 31, 2001, from 3.3% in both periods last year. This decrease is due to the Company's ability to manage these costs at a rate lower than the increase in net service revenue. Increases in general and administrative expenses of approximately 35.8% and 31.7%, respectively, during the three and six months ended December 31, 2001, were primarily from additional costs to support the Company's growth.

Depreciation and amortization expense decreased by approximately 8.6% and 15.7%, respectively, during the three and six months ended December 31, 2001, as compared to the same periods last year. These decreases were primarily due to the Company's early adoption of SFAS 142, "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company no longer amortizes goodwill. The decrease associated with the adoption of SFAS 142 was partially offset by an increase in depreciation expense associated with equipment acquired through acquisitions.

Income from operations increased by approximately 77.6% to $6.5 million during the three months ended December 31, 2001, as compared to $3.7 million during the same period last year. Approximately 56% of this operating income growth was organic and approximately 44% resulted from acquisitions. Income from operations from acquired companies is considered part of acquisition growth during the twelve months from the date acquired. For the six months ended December 31, 2001, income from operations increased by approximately 76.3% to $12.3 million, as compared to $7.0 million during the same period last year. Approximately 65% of this operating income growth was organic and approximately 35% resulted from acquisitions. The improvement in operating performance was primarily due to: (1) the Company's focus toward higher margin, economically driven markets, (2) the growth in revenue, without comparable increases in overhead, and (3) the favorable impact resulting from the adoption of SFAS 142.

Interest expense decreased during the six months ended December 31, 2001, as compared to the same period last year, primarily due to lower average interest rates. The Company's percentage of debt to capitalization ratio continues to remain relatively low, reflecting management's conservative debt philosophy.

The provision for federal and state income taxes reflects an effective rate of 38.3% in the three and six months ended December 31, 2001, compared to an effective rate of 37% in the same periods last year. The increases were primarily due to an increase in the Company's federal income tax rate bracket as a result of the Company's income growth. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and the fact that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily relies on cash from operations, financing activities and borrowings based upon the strength of its balance sheet to fund operations. The Company's liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities, and to reduce debt. Of particular importance in the management of liquidity are cash flows generated from operating activities, acquisitions, capital expenditure levels and an adequate bank line of credit.

Cash flow used in operating activities for the six months ended December 31, 2001 was approximately $2.6 million. The cash generated by net income and the non-cash charges against income for depreciation and amortization was primarily offset by the $7.4 million increase in accounts receivable resulting from the Company's high revenue growth. Expressed as a percentage of gross revenue, accounts receivable continue to decrease based on management's focus on this item.

Investing activities used cash of approximately $14 million during the six months ended December 31, 2001, primarily consisting of $11.7 million to acquire several companies and $2 million in capital expenditures for additional information technology and other equipment to support business growth. During the remainder of fiscal 2002, the Company expects to make capital expenditures of approximately $2 million and expects expenditures for acquisitions to increase at a stronger pace than in fiscal 2001.

Financing activities provided cash of approximately $17.8 million during the six months ended December 31, 2001 to support operating and investing activities. The private placement of a new class of preferred stock on December 19, 2001, provided $14.6 million (net of issuance costs) and the remaining $3.2 million was primarily provided by net borrowings on the Company's credit facilities.

The Company maintains bank financing arrangements which provide revolving credit facilities totaling $37 million to assist in funding various operating and investing activities. The amount is currently scheduled to reduce to $32 million on March 11, 2002. The Company is working with its bankers to increase the facility and extend the current expiration date to March 2005. Borrowings under the agreements bear interest at the banks' base rate or the Eurodollar rate plus or minus applicable margins. The agreements require the Company to meet certain financial ratios. At December 31, 2001, outstanding borrowings pursuant to the agreements were $22.2 million, at an average interest rate of 4.2%.

The cash generated from operations, the cash on hand at December 31, 2001 and available borrowings under the credit facilities will be sufficient to meet the Company's cash requirements for the remainder of fiscal 2002.

NEW ACCOUNTING GUIDANCE

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003 for the Company. The Company is currently reviewing the provisions of SFAS 143 to determine if and how it applies to the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance on the accounting for the impairment or disposal of long-lived assets and is effective January 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS 144 to determine if and how it applies to the Company.

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

                           PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on November 14, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the following matters were voted upon:

All nominees for director were reelected as follows:


     DIRECTOR                VOTES IN FAVOR            VOTES WITHHELD          TERM EXPIRING
Richard D. Ellison             7,352,928                  69,750               November 13, 2002
Edward G. Jepsen               7,352,928                  69,750               November 13, 2002
Edward W. Large                7,352,928                  69,750               November 13, 2002
J. Jeffrey McNealey            7,352,928                  69,750               November 13, 2002

The shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2002. The proposal was adopted as 7,175,728 shares voted for, 9,270 shares voted against and 237,681 shares abstained.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits--

         15 -- Letter re: unaudited interim financial information

         99 -- Report of Independent Accountants

(b)      Reports on Form 8-K -

         On October 26, 2001, the Company filed a Form 8-K (amended under cover of Form 8-K/A filed on December 26, 2001) reporting that on October 15, 2001, the Company completed the acquisition of the Site-Blauvelt Engineers Group.

         On December 26, 2001, the Company filed a Form 8-K reporting that the Company had completed a private placement of $15 million of a newly designated class of preferred stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. in New York City.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRC COMPANIES, INC.


February 14, 2002              by: /s/  Harold C. Elston, Jr.
                                   ---------------------------------------------
                                        Harold C. Elston, Jr.
                               Senior Vice President and Chief Financial Officer
                                       (Chief Accounting Officer)