Form 10-Q/A
period 2001-09-30
TRC COMPANIES INC /DE/
filed 2002-04-23
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      YES   ☒      ☐   NO

On November 12, 2001, there were 8,192,414 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

Contents of Quarterly Report on Form 10-Q

Quarter Ended september 30, 2001

PART I:  FINANCIAL INFORMATION

TRC Companies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2001	2000

Gross revenue	$57,558	$36,887
Less subcontractor costs and direct charges	21,080	10,184
Net service revenue	36,478	26,703

Operating costs and expenses:
Cost of services	29,000	21,719
General and administrative expenses	1,093	860
Depreciation and amortization	655	847
	30,748	23,426

Income from operations	5,730	3,277

Interest expense	288	485
Income before taxes	5,442	2,792

Federal and state income tax provision	2,082	1,033
Net income	$3,360	$1,759

Earnings per share:
Basic	$.45	$.25
Diluted	.40	.23

Average shares outstanding:
Basic	7,490	7,067
Diluted	8,357	7,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(in thousands, except share data)	2001	2001
	(Unaudited)
ASSETS
Current assets:
Cash	$2,837	$851
Accounts receivable, less allowance for doubtful accounts	67,485	61,090
Insurance recoverable — environmental remediation	4,318	4,055
Deferred income tax benefits	2,023	1,882
Prepaid expenses and other current assets	1,309	1,353
	77,972	69,231

Property and equipment, at cost	30,111	28,913
Less accumulated depreciation and amortization	19,732	19,075
	10,379	9,838
Goodwill, net of accumulated amortization	45,257	38,943
Investments in and advances to unconsolidated affiliates	5,524	5,134
Long-term accounts receivable	3,242	2,046
Long-term insurance recoverable — environmental remediation	1,965	2,011
Other assets	507	469
	$144,846	$127,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$368	$368
Accounts payable	10,604	7,821
Accrued compensation and benefits	9,628	7,734
Billings in advance of revenue earned	9,831	10,752
Environmental remediation liability	3,987	5,635
Other accrued liabilities	5,501	4,913
	39,919	37,223
Non-current liabilities:
Long-term debt	22,387	14,637
Deferred income taxes	4,226	3,826
Long-term environmental remediation liability	1,965	2,011
	28,578	20,474
Commitments and contingencies

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, none issued	—	—
Common, $.10 par value; 30,000,000 shares authorized, 8,148,161 shares issued at September 30, 2001 and 8,081,978 shares issued at June 30, 2001	815	808
Additional paid-in capital	51,019	48,012
Retained earnings	27,412	24,052
	79,246	72,872
Less treasury stock, at cost	2,897	2,897
	76,349	69,975
	$144,846	$127,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
(in thousands)	2001	2000
Cash flows from operating activities:
Net income	$3,360	$1,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	655	847
Change in deferred taxes and other non-cash items	(159)	(48)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable (current and long-term)	(6,344)	(3,549)
Prepaid expenses and other current assets	93	(145)
Accounts payable	2,653	459
Accrued compensation and benefits	1,568	914
Billings in advance of revenue earned	(934)	(788)
Insurance recoverable (current and long-term)	(216)	—
Environmental remediation liability (current and long-term)	(1,695)	—
Other accrued liabilities	356	(104)
Net cash used in operating activities	(663)	(655)

Cash flows from investing activities:
Additions to property and equipment	(883)	(1,329)
Investments in and advances to unconsolidated affiliates	(310)	(723)
Acquisition of businesses, net of cash acquired	(3,910)	—
Increase (decrease) in other assets, net	(3)	53
Net cash used in investing activities	(5,106)	(1,999)

Cash flows from financing activities:
Net borrowings under revolving credit facility	7,396	2,000
Proceeds from exercise of stock options and warrants	359	325
Net cash provided by financing activities	7,755	2,325

Increase (decrease) in cash	1,986	(329)

Cash, beginning of period	851	1,566
Cash, end of period	$2,837	$1,237

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

The table below shows the effect on net income had SFAS 142 been adopted in prior periods.

	Three Months Ended September 30,
	2001	2000
Net income:
Reported net income	$3,360	$1,759
Add back: goodwill amortization (net of taxes)	—	222
Adjusted net income	$3,360	$1,981

Basic earnings per share:
Reported basic earnings per share	$0.45	$0.25
Add back: goodwill amortization (net of taxes)	—	0.03
Adjusted basic earnings per share	$0.45	$0.28

Diluted earnings per share:
Reported diluted earnings per share	$0.40	$0.23
Add back: goodwill amortization (net of taxes)	—	0.03
Adjusted diluted earnings per share	$0.40	$0.26

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

Management’s Discussion and Analysis of

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

The revenue growth trend established in fiscal 1998 continued.  Net service revenue increased by 36.6% to $36.5 million during the three months ended September 30, 2001, compared to $26.7 million in the same period last year.  Approximately 58% of the net service revenue growth was organic and approximately 42% of the growth resulted from acquisitions. Net service revenue from acquired companies is considered part of acquisition growth during the twelve months from the date acquired.  This increase was due to a combination of internal growth arising out of increased revenue from the Company’s services including, as expected, revenue from the Exit Strategy® and power sectors, and the additional revenue from acquisitions made in fiscal 2002 and 2001.

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

Income from operations increased by approximately 74.9% to $5.7 million during the three months ended September 30, 2001, as compared to $3.3 million during the same period last year.  Approximately 79% of the operating income growth was organic and approximately 21% resulted from acquisitions.  Income from operations from acquired companies is considered part of acquisition growth during the twelve months from the date acquired.  The continued improvement in operating performance was primarily due to:  (1) the Company’s focus toward higher margin, economically driven markets, such as the Exit Strategy® and power sectors, (2) the growth in revenue, without comparable increases in operating overhead, and (3) the favorable impact resulting from the adoption of SFAS 142.

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

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

(a)                                  Exhibits – none.

(b)                                 Reports on Form 8–K - There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

April 22, 2002	by:	/s/ Harold C. Elston, Jr.
Harold C. Elston, Jr.

Senior Vice President and Chief Financial Officer

(Chief Accounting Officer)