Form 10-Q/A
period 2001-12-31
TRC COMPANIES INC /DE/
filed 2002-04-23
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒                                  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

OR

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number 1-9947

TRC COMPANIES, INC.

Exact name of registrant as specified in its charter)

Delaware	06-0853807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Waterside Crossing
Windsor, Connecticut	06095
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (860) 289-8631

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     YES     ☒              NO   ☐

On February 12, 2002 there were 8,213,753 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

Contents of Quarterly Report on Form 10-Q

Quarter Ended December 31, 2001

PART I:  FINANCIAL INFORMATION

TRC Companies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2001	2000	2001	2000

Gross revenue	$66,924	$44,642	$124,482	$81,529

Less subcontractor costs and direct charges	20,880	15,508	41,960	25,692
Net service revenue	46,044	29,134	82,522	55,837

Operating costs and expenses:
Cost of services	37,421	23,641	66,421	45,360
General and administrative expenses	1,310	965	2,403	1,825
Depreciation and amortization	771	844	1,426	1,691
	39,502	25,450	70,250	48,876

Income from operations	6,542	3,684	12,272	6,961

Interest expense	329	409	617	894
Income before taxes	6,213	3,275	11,655	6,067

Federal and state income tax provision	2,376	1,212	4,458	2,245
Net income	3,837	2,063	7,197	3,822

Dividends and accretion charges on preferred stock	25	-	25	-

Net income available to common shareholders	$3,812	$2,063	$7,172	$3,822

Earnings per share:
Basic	$0.47	$0.29	$0.92	$0.54
Diluted	0.43	0.26	0.83	0.49

Average shares outstanding:
Basic	8,035	7,165	7,763	7,116
Diluted	8,981	7,845	8,669	7,741

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2001	June 30, 2001
(in thousands, except share data)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,063	$851
Accounts receivable, less allowance for doubtful accounts	87,898	61,090
Insurance recoverable - environmental remediation	2,339	4,055
Deferred income tax benefits	2,387	1,882
Prepaid expenses and other current assets	2,137	1,353
	96,824	69,231

Property and equipment, at cost	33,929	28,913
Less accumulated depreciation and amortization	20,149	19,075
	13,780	9,838
Goodwill, net of accumulated amortization	73,855	38,943
Investments in and advances to unconsolidated affiliates	5,391	5,134
Long-term accounts receivable	4,120	2,046
Long-term insurance recoverable - environmental remediation	1,847	2,011
Other assets	1,167	469
	$196,984	$127,672

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$1,299	$368
Accounts payable	12,845	7,821
Accrued compensation and benefits	7,974	7,734
Billings in advance of revenue earned	7,548	10,752
Environmental remediation liability	2,593	5,635
Other accrued liabilities	9,057	4,913
	41,316	37,223
Noncurrent liabilities:
Long-term debt	23,555	14,637
Deferred income taxes	9,725	3,826
Long-term environmental remediation liability	1,847	2,011
	35,127	20,474

Mandatorily redeemable preferred stock	14,581	-

Shareholders' equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, none issued	-	-
Common, $.10 par value; 30,000,000 shares authorized, 8,811,798 shares issued at December 31, 2001 and 8,081,978 shares issued at June 30, 2001	881	808
Additional paid-in capital	76,752	48,012
Retained earnings	31,224	24,052
	108,857	72,872
Less treasury stock, at cost	2,897	2,897
	105,960	69,975
	$196,984	$127,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
(in thousands)	2001	2000
Cash flows from operating activities:
Net income	$7,172	$3,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,426	1,691
Change in deferred taxes and other non-cash items	(473)	318
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable (current and long-term)	(7,402)	(1,845)
Prepaid expenses and other current assets	102	(135)
Accounts payable	2,500	661
Accrued compensation and benefits	(2,225)	7
Billings in advance of revenue earned	(3,218)	4,417
Insurance recoverable (current and long-term)	1,881	3,287
Environmental remediation liability (current and long-term)	(3,206)	(2,285)
Other accrued liabilities	874	502
Net cash (used in) provided by operating activities	(2,569)	10,440

Cash flows from investing activities:
Additions to property and equipment	(1,951)	(2,531)
Investments in and advances to unconsolidated affiliates	(390)	(3,019)
Acquisition of businesses, net of cash received	(11,685)	(54)
Decrease in other assets, net	7	55
Net cash used in investing activities	(14,019)	(5,549)

Cash flows from financing activities:
Issuance of preferred stock, net of issuance costs	14,581	-
Net borrowings (repayments) of long-term obligations	2,436	(5,800)
Proceeds from exercise of stock options and warrants	783	696
Net cash provided by (used in) financing activities	17,800	(5,104)

Increase (decrease) in cash	1,212	(213)

Cash and cash equivalents, beginning of period	851	1,566
Cash and cash equivalents, end of period	$2,063	$1,353

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2001

(in thousands, except per share data)

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

With respect to the unaudited financial information of TRC Companies, Inc. for the three and six months ended December 31, 2001 and 2000, included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated February 14, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

                                                The table below shows the effect on net income had SFAS 142 been adopted in prior periods.

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000

Net income:
Reported net income	$3,812	$2,063	$7,172	$3,822
Add back: goodwill amortization (net of taxes)	-	226	-	448
Adjusted net income	$3,812	$2,289	$7,172	$4,270

Basic earnings per share:
Reported basic earnings per share	$0.47	$0.29	$0.92	$0.54
Add back: goodwill amortization (net of taxes)	-	0.03	-	0.06
Adjusted basic earnings per share	$0.47	$0.32	$0.92	$0.60

Diluted earnings per share:
Reported diluted earnings per share	$0.43	$0.26	$0.83	$0.49
Add back: goodwill amortization (net of taxes)	-	0.03	-	0.06
Adjusted diluted earnings per share	$0.43	$0.29	$0.83	$0.55

3.                                       On October 15, 2001, the Company completed the acquisition of the SITE-Blauvelt group of companies (“SITE”).  SITE is a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states.  The purchase price of  $22,940 (before contingent consideration) consisted of approximately 580 shares of the Company’s common stock and resulted in goodwill of $18,858 being recorded in accordance with SFAS 141.  Additionally, intangible assets acquired were recorded and are immaterial to the Company’s financial condition.  The significant assets and liabilities acquired were accounts receivable of $16,712, long-term debt of $5,663 and deferred income tax liability of $5,952.  The Company may make additional payments if certain financial goals are achieved in each of the next three years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS 141.

In addition to the SITE acquisition, the Company completed the acquisition of several other companies during the six months ended December 31, 2001.  The gross purchase price for these acquisitions was approximately $13,390 (before contingent consideration) consisting of a combination of cash, assumed debt and shares of the Company’s common stock.  As a result of these acquisitions, goodwill of $10,530 was recorded in accordance with SFAS 142.  Additionally, intangible assets acquired were recorded and are immaterial to the Company’s financial condition.  These acquisitions have also been accounted for using the purchase method of accounting in accordance with SFAS 141.

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

	Six Months Ended December 31,
(Unaudited)	2001	2000

Net service revenue	$101,609	$88,153

Net income	$8,494	$4,578

Earnings per share - diluted	$0.94	$0.55

The unaudited pro forma financial information does not purport to be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

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

4.                                       On December 19, 2001 the Company completed a private placement of $15,000 of a newly designated class of preferred stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. (“Fletcher”) of New York City.  The preferred stock is convertible into TRC common stock at a conversion price of $57.94 per share.  TRC also granted Fletcher the right, commencing on December 15, 2002 and ending on December 14, 2003, to purchase up to 10 shares of one or more additional series of preferred stock under similar terms and conditions at a price of $1,000 per share.  The preferred stock issued to Fletcher has a five-year term with a 4% annual dividend, which is payable at TRC’s option in either cash or common stock.  TRC will have the right to redeem the preferred stock for cash once the price of its common stock reaches certain predetermined levels.  Following 48 months of issuance, the preferred stock is redeemable by Fletcher in common stock.  On the five-year expiration date, any shares of preferred stock still outstanding are to be mandatorily redeemed, at TRC’s option, in either cash or shares of common stock.  The preferred stock was recorded net of issuance costs of $419.

5.                                       For purposes of computing diluted earnings per share the Company uses the treasury stock method.  Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Three Months Ended December 31,
	2001	2001	2000	2000
	Diluted	Basic	Diluted	Basic

Net income	$3,837	$3,837	$2,063	$2,063
Dividends and accretion charges on preferred stock	-	(25)	-	-
Net income available to common shareholders	$3,837	$3,812	$2,063	$2,063

Weighted average common shares outstanding	8,035	8,035	7,165	7,165
Potential common shares:
Stock options and warrants	896	-	680	-
Convertible preferred stock	50	-	-	-
Total potential common shares	8,981	8,035	7,845	7,165

Earnings per share	$0.43	$0.47	$0.26	$0.29

	Six Months Ended December 31,		Six Months Ended December 31,
	2001	2001	2000	2000
	Diluted	Basic	Diluted	Basic

Net income	$7,197	$7,197	$3,822	$3,822
Dividends and accretion charges on preferred stock	-	(25)	-	-
Net income available to common shareholders	$7,197	$7,172	$3,822	$3,822

Weighted average common shares outstanding	7,763	7,763	7,116	7,116
Potential common shares:
Stock options and warrants	881	-	625	-
Convertible preferred stock	25	-	-	-
Total potential common shares	8,669	7,763	7,741	7,116

Earnings per share	$0.83	$0.92	$0.49	$0.54

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

7.                                       The Company maintains bank financing arrangements which provide revolving credit facilities totaling $37,000 to assist in funding various operating and investing activities.  The amount available will reduce to $32,000 on March 11, 2002.  Borrowings under the agreements bear interest at the banks’ base rate or the Eurodollar rate plus or minus applicable margins, are collateralized by all assets of the Company and are due and payable between October 2002 and March 2003 when the agreements would expire or be extended.  The agreements contain various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).

8.                                       On February 6, 2002 the Company announced a 3-for-2 stock split.  The record date for the stock split will be February 19, 2002 with distribution on or about March 5, 2002.  The following table presents pro forma earnings per share data on a post- split basis:

	Three Months Ended December 31,		Six Months Ended December 31,
(Unaudited)	2001	2000	2001	2000

Basic	$0.32	$0.19	$0.62	$0.36

Diluted	$0.28	$0.18	$0.55	$0.33

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

Results of Operations

The Company derives its revenue from fees for providing engineering and consulting services.  The types of contracts with our customers and the approximate percentage of net service revenue from each contract type are as follows:

•	Time and material	45%
•	Fixed price or lump sum	40%
•	Cost-type with various fee arrangements	15%

In the course of providing its services the Company routinely subcontracts drilling, laboratory analyses, construction equipment and other services. These costs are passed directly through to customers and, in accordance with industry practice, are included in gross revenue. Because subcontractor costs and direct charges can vary significantly from project to project, the Company considers net service revenue, which is gross revenue less subcontractor costs and direct charges, as its primary measure of revenue growth.

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net service revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	81.3	81.1	80.5	81.2
General and administrative expenses	2.8	3.3	2.9	3.3
Depreciation and amortization	1.7	2.9	1.7	3.0
Income from operations	14.2	12.7	14.9	12.5
Interest expense	0.7	1.4	0.7	1.6
Income before taxes	13.5	11.3	14.2	10.9
Federal and state income tax provision	5.2	4.2	5.4	4.0
Net income	8.3	7.1	8.8	6.9
Dividends and accretion charges on preferred stock	0.0	0.0	0.0	0.0
Net income available to common shareholders	8.3%	7.1%	8.8%	6.9%

The revenue growth trend established in fiscal 1998 continued.  Net service revenue increased by 58% to $46.0 million during the three months ended December 31, 2001, compared to $29.1 million in the same period last year.  Approximately 27% of the net service revenue growth was organic and approximately 73% of the growth resulted from acquisitions.  Net service revenue from acquired companies is considered part of acquisition growth during the twelve months from the date acquired.  For the six months ended December 31, 2001, net service revenue increased by 47.8% to $82.5 million, compared to $55.8 million in the same period last year.  Approximately 38% of this net service revenue growth was organic and approximately 62% resulted from acquisitions.  As discussed below, the organic operating income growth was greater than growth from acquisitions.  This is due to an increase in margins on organic work and seasonality of the acquisitions.  Management’s goal continues to be to balance organic and acquisition growth.

As a percentage of net service revenue, cost of services increased to 81.3% during the three months ended December 31, 2001, from 81.1% in the same period last year.  This increase was attributable to the SITE acquisition, which currently requires a larger percentage of cost of services for each net service revenue dollar generated, when compared to the Company as a whole.  For the six months ended December 31, 2001, costs of services, as a percentage of net service revenue, decreased to 80.5% from 81.2% in the same period last year.  The increases in cost of services of approximately 58.3% and 46.4%, respectively, during the three and six months ended December 31, 2001 were due to additional operating costs incurred to support the increase in net service revenue.

As a percentage of net service revenue, general and administrative costs decreased to 2.8% and 2.9%, respectively, during the three and six months ended December 31, 2001, from 3.3% in both periods last year.  This decrease is due to the Company’s ability to manage these costs at a rate lower than the increase in net service revenue.  Increases in general and administrative expenses of approximately 35.8% and 31.7%, respectively, during the three and six months ended December 31, 2001, were primarily from additional costs to support the Company’s growth.

Depreciation and amortization expense decreased by approximately 8.6% and 15.7%, respectively, during the three and six months ended December 31, 2001, as compared to the same periods last year.  These decreases were primarily due to the Company’s early adoption of SFAS 142, “Goodwill and Other Intangible Assets”.  In accordance with SFAS 142, the Company no longer amortizes goodwill.  The decrease associated with the adoption of SFAS 142 was partially offset by an increase in depreciation expense associated with equipment acquired through acquisitions.

Income from operations increased by approximately 77.6% to $6.5 million during the three months ended December 31, 2001, as compared to $3.7 million during the same period last year.  Approximately 63% of the operating income growth was organic and approximately 37% resulted from acquisitions.  Income from operations from acquired companies is considered part of acquisition growth during the twelve months from the date acquired.  For the six months ended December 31, 2001, income from operations increased by approximately 76.3% to $12.3 million, as compared to $7.0 million during the same period last year.  Approximately 70% of this operating income growth was organic and approximately 30% resulted from acquisitions.  The improvement in operating performance was primarily due to:  (1) the Company’s focus toward higher margin, economically driven markets, (2) the growth in revenue, without comparable increases in overhead, and (3) the favorable impact resulting from the adoption of SFAS 142.

Interest expense decreased during the six months ended December 31, 2001, as compared to the same period last year, primarily due to lower average interest rates.  The Company’s percentage of debt to capitalization ratio continues to remain relatively low, reflecting management’s conservative debt philosophy.

The provision for federal and state income taxes reflects an effective rate of 38.3% in the three and six months ended December 31, 2001, compared to an effective rate of 37% in the same periods last year.  The increases were primarily due to an increase in the Company’s federal income tax rate bracket as a result of the Company’s income growth.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flow used in operating activities for the six months ended December 31, 2001 was approximately $2.6 million.  The cash generated by net income and the non-cash charges against income for depreciation and amortization was primarily offset by the $7.4 million increase in accounts receivable resulting from the Company’s high revenue growth.  Expressed as a percentage of gross revenue, accounts receivable continue to reduce based on managements focus on this item.

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

Financing activities provided cash of approximately $17.8 million during the six months ended December 31, 2001 to support operating and investing activities.  The private placement of a new class of preferred stock on December 19, 2001, provided $14.6 million (net of issuance costs)

and the remaining $3.2 million was primarily provided by net borrowings on the Company’s credit facilities.

The Company maintains bank financing arrangements which provide revolving credit facilities totaling $37 million to assist in funding various operating and investing activities.  The amount is currently scheduled to reduce to $32 million on March 11, 2002.  The Company is working with its bankers to increase the facility and extend the current expiration date to March 2005.  Borrowings under the agreements bear interest at the banks’ base rate or the Eurodollar rate plus or minus applicable margins.  At December 31, 2001, outstanding borrowings pursuant to the agreements were $22.2 million, at an average interest rate of 4.2%.

The cash generated from operations, the cash on hand at December 31, 2001 and available borrowings under the credit facilities will be sufficient to meet the Company’s cash requirements for the remainder of fiscal 2002.

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

PART II:  OTHER INFORMATION

Item 4.                      Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on November 14, 2001.  Proxies for the meeting were solicited pursuant to Regulation 14A.  At the meeting, the following matters were voted upon:

All nominees for director were reelected as follows:

Director	Votes in Favor	Votes Withheld	Term Expiring

Richard D. Ellison

7,352,928

69,750

November 13, 2002

Edward G. Jepsen	7,352,928	69,750	November 13, 2002
Edward W. Large	7,352,928	69,750	November 13, 2002
J. Jeffrey McNealey	7,352,928	69,750	November 13, 2002

The shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending June 30, 2002.  The proposal was adopted as 7,175,728 shares voted for, 9,270 shares voted against and 237,681 shares abstained.

Item 6.                      Exhibits and Reports on Form 8–K

(a)                                  Exhibits –

                                                15 — Letter re:  unaudited interim financial information

                                                99 — Report of Independent Accountants

(b)                                 Reports on Form 8–K -

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