Form 10-Q
period 2002-03-31
TRC COMPANIES INC /DE/
filed 2002-05-15
CIK 103096

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2002


                                       OR

/ /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from ________________ to ________________


                          COMMISSION FILE NUMBER 1-9947


                               TRC COMPANIES, INC.
              Exact name of registrant as specified in its charter)


                             Delaware                                                    06-0853807
 ---------------------------------------------------------------        ---------------------------------------------
  (State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)


                       5 Waterside Crossing
                       Windsor, Connecticut                                                06095
 ---------------------------------------------------------------        ---------------------------------------------
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

On May 14, 2002 there were 12,485,407 shares of the registrant's common stock, $.10 par value, outstanding.

================================================================================

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

PART I - FINANCIAL INFORMATION

      Item 1.    Condensed Consolidated Financial Statements:

                 Consolidated Statements of Operations for the three and nine months ended
                      March 31, 2002 and 2001................................................................  3

                 Condensed Consolidated Balance Sheets at March 31, 2002 and
                      June 30, 2001..........................................................................  4

                 Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001..........................................................  5

                 Notes to Condensed Consolidated Financial Statements........................................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................. 12

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................. 17


PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 17


SIGNATURE.................................................................................................... 18

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                             March 31,                      March 31,
(in thousands, except per share amounts)                2002           2001            2002          2001
                                                   -------------  --------------- -------------  ------------

GROSS REVENUE                                       $    72,236     $  47,305       $ 196,717     $ 128,834
   Less subcontractor costs
     and direct charges                                  23,333        15,243          65,293        40,935
                                                   -------------  --------------- -------------  ------------
NET SERVICE REVENUE                                      48,903        32,062         131,424        87,899
                                                   -------------  --------------- -------------  ------------

OPERATING COSTS AND EXPENSES:
   Cost of services                                      39,669        26,031         106,090        71,391
   General and administrative expenses                    1,320           990           3,723         2,815
   Depreciation and amortization (note 2)                   833           916           2,259         2,607
                                                   -------------  --------------- -------------  ------------
                                                         41,822        27,937         112,072        76,813
                                                   -------------  --------------- -------------  ------------

INCOME FROM OPERATIONS                                    7,081         4,125          19,352        11,086

Interest expense                                            263           343             880         1,237
                                                   -------------  --------------- -------------  ------------
INCOME BEFORE TAXES                                       6,818         3,782          18,472         9,849

Federal and state income tax provision                    2,608         1,437           7,065         3,682
                                                   -------------  --------------- -------------  ------------
NET INCOME                                                4,210         2,345          11,407         6,167

Dividends and accretion charges
   on preferred stock                                       178             -             203             -
                                                   -------------  --------------- -------------  ------------
NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                              $     4,032     $   2,345       $  11,204     $   6,167
                                                   =============  =============== =============  ============

EARNINGS PER SHARE (NOTE 3):
   Basic                                            $      0.33     $    0.21       $    0.94    $     0.57
   Diluted                                                 0.30          0.19            0.85          0.52
                                                   =============  =============== =============  ============

AVERAGE SHARES OUTSTANDING (NOTE 3):
   Basic                                                 12,320        10,971          11,866        10,773
   Diluted                                               14,086        12,146          13,364        11,790
                                                   =============  =============== =============  ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,      June 30,
(in thousands, except share data)                                                   2002           2001
                                                                                 -----------     --------
                                     ASSETS                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $   3,089     $     851
    Accounts receivable, less allowance for doubtful accounts (note 4)               87,551        61,090
    Insurance recoverable - environmental remediation (note 6)                        2,005         4,055
    Deferred income tax benefits                                                      2,410         1,882
    Prepaid expenses and other current assets                                         2,480         1,353
                                                                                  ---------     ---------
                                                                                     97,535        69,231
                                                                                  ---------     ---------
PROPERTY AND EQUIPMENT, AT COST                                                      34,887        28,913
    Less accumulated depreciation and amortization                                   20,851        19,075
                                                                                  ---------     ---------
                                                                                     14,036         9,838
                                                                                  ---------     ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION (NOTE 7)                                   77,205        38,943
                                                                                  ---------     ---------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                              5,901         5,134
                                                                                  ---------     ---------
LONG-TERM INSURANCE RECEIVABLE (NOTES 4 AND 5)                                        4,760         2,046
                                                                                  ---------     ---------
LONG-TERM INSURANCE RECOVERABLE - ENVIRONMENTAL REMEDIATION (NOTE 6)                  1,237         2,011
                                                                                  ---------     ---------
OTHER ASSETS                                                                          1,070           469
                                                                                  ---------     ---------
                                                                                  $ 201,744     $ 127,672
                                                                                  =========     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of debt                                                       $     462     $     368
    Accounts payable                                                                 12,748         7,821
    Accrued compensation and benefits                                                10,848         7,734
    Billings in advance of revenue earned (note 8)                                    6,193        10,752
    Environmental remediation liability (note 6)                                      1,866         5,635
    Income taxes payable                                                              2,422         3,647
    Other accrued liabilities                                                         5,777         1,266
                                                                                  ---------     ---------
                                                                                     40,316        37,223
                                                                                  ---------     ---------
NONCURRENT LIABILITIES:
    Long-term debt (note 9)                                                          26,100        14,637
    Deferred income taxes                                                             8,547         3,826
    Long-term environmental remediation liability (note 6)                            1,237         2,011
                                                                                  ---------     ---------
                                                                                     35,884        20,474
                                                                                  ---------     ---------

MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 10)                                     14,605             -
                                                                                  ---------     ---------
SHAREHOLDERS' EQUITY:
    Capital stock (note 11):
       Preferred, $.10 par value; 500,000 shares authorized, none issued                  -             -
       Common, $.10 par value; 30,000,000 shares authorized, 13,289,986 shares issued at March 31, 2002 and 12,122,967 shares
         issued at June 30, 2001                                                      1,329         1,212
    Additional paid-in capital                                                       77,251        47,608
    Retained earnings                                                                35,256        24,052
                                                                                  ---------     ---------
                                                                                    113,836        72,872
    Less treasury stock, at cost                                                      2,897         2,897
                                                                                  ---------     ---------
                                                                                    110,939        69,975
                                                                                  =========     =========
                                                                                  $ 201,744     $ 127,672
                                                                                  =========     =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                       March 31,
(in thousands)                                                                    2002           2001
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 11,407       $  6,167
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                              2,259          2,607
        Change in deferred taxes and other non-cash items                           (501)           317
        Changes in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                    (4,992)        (4,971)
           Long-term insurance receivable                                         (2,714)        (2,650)
           Insurance recoverable (current and long-term)                           2,824          3,097
           Prepaid expenses and other current assets                                (242)          (387)
           Accounts payable                                                        2,402            374
           Accrued compensation and benefits                                         656          1,889
           Billings in advance of revenue earned                                  (4,573)         8,124
           Environmental remediation liability (current and long-term)            (4,543)        (3,090)
           Income taxes payable                                                     (404)         2,131
           Other accrued liabilities                                                (701)          (782)
                                                                                --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            878         12,826
                                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                            (2,970)        (4,076)
   Investments in and advances to unconsolidated affiliates                       (1,117)        (3,314)
   Acquisition of businesses, net of cash received                               (14,022)        (1,614)
   Decrease in other assets, net                                                       5             56
                                                                                --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                            (18,104)        (8,948)
                                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock, net of issuance costs                             14,581              -
   Net borrowings (repayments) of long-term obligations                            3,886         (5,800)
   Proceeds from exercise of stock options and warrants                            1,006          1,264
   Cash payment in lieu of fractional shares on stock split                           (9)             -
                                                                                --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               19,464         (4,536)
                                                                                --------       --------

INCREASE (DECREASE) IN CASH                                                        2,238           (658)

Cash and cash equivalents, beginning of period                                       851          1,566
                                                                                --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  3,089       $    908
                                                                                ========       ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                      (in thousands, except per share data)

1. The condensed consolidated balance sheet at March 31, 2002 and the consolidated statements of operations for the three and nine months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The June 30, 2001 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001.

     With respect to the unaudited financial information of TRC Companies, Inc. for the three and nine months ended March 31, 2002 and 2001, included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 8, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of
     Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

     The table below shows the effect on net income had SFAS 142 been adopted in prior periods.

                                                               Three Months Ended           Nine Months Ended
                                                                   March 31,                    March 31,
                                                               2002          2001           2002          2001
                                                            --------      --------      ---------      -------
    NET INCOME:
    Reported net income                                     $  4,210      $  2,345      $  11,407      $ 6,167
    Add back: goodwill amortization (net of taxes)                 -           293              -          687
                                                            --------      --------      ---------      -------
    Adjusted net income                                     $  4,210      $  2,638      $  11,407      $ 6,854
                                                            ========      ========      =========      =======

    BASIC EARNINGS PER SHARE:
    Reported basic earnings per share                       $   0.33      $   0.21      $    0.94      $  0.57
    Add back: goodwill amortization (net of taxes)                 -          0.02              -         0.06
                                                            --------      --------      ---------      -------
    Adjusted basic earnings per share                       $   0.33      $   0.23      $    0.94      $  0.63
                                                            ========      ========      =========      =======

    DILUTED EARNINGS PER SHARE:
    Reported diluted earnings per share                     $   0.30      $   0.19      $    0.85      $  0.52
    Add back: goodwill amortization (net of taxes)                 -          0.02              -         0.06
                                                            --------      --------      ---------      -------
    Adjusted diluted earnings per share                     $   0.30      $   0.21      $    0.85      $  0.58
                                                            ========      ========      =========      =======

3. For purposes of computing Diluted Earnings per Share the Company uses the treasury stock method. Additionally, when computing dilution related to the Preferred Stock, conversion is assumed as of the beginning of the period. The following table sets forth the computations of Basic and Diluted Earnings per Share:

                                                             Three Months Ended             Three Months Ended
                                                                  March 31,                      March 31,
                                                            2002           2002            2001           2001
                                                         ----------     ----------      ----------     ---------
                                                           Diluted         Basic          Diluted        Basic
                                                         ----------     ----------      ----------     ---------
  Net income                                             $    4,210     $    4,210      $    2,345     $   2,345
  Dividends and accretion
       charges on preferred stock                                 -            178               -             -
                                                         ----------     ----------      ----------     ---------
  Net income available to common shareholders            $    4,210     $    4,032      $    2,345     $   2,345
                                                         ==========     ==========      ==========     =========

  Weighted average common shares outstanding                 12,320         12,320          10,971        10,971
  Potential common shares:
       Stock options and warrants                             1,230              -           1,175             -
       Convertible preferred stock                              536              -               -             -
                                                         ----------     ----------      ----------     ---------
  Total potential common shares                              14,086         12,320          12,146        10,971
                                                         ==========     ==========      ==========     =========

  Earnings per share                                     $     0.30     $     0.33      $     0.19     $    0.21
                                                         ==========     ==========      ==========     =========

                                                              Nine Months Ended              Nine Months Ended
                                                                  March 31,                      March 31,
                                                             2002           2002            2001           2001
                                                         ----------     ----------      ----------     ---------
                                                           Diluted         Basic          Diluted        Basic
                                                         ----------     ----------      ----------     ---------
  Net income                                             $   11,407     $   11,407      $    6,167     $   6,167
  Dividends and accretion
       charges on preferred stock                                 -            203               -             -
                                                         ----------     ----------      ----------     ---------
  Net income available to common shareholders            $   11,407     $   11,204      $    6,167     $   6,167
                                                         ==========     ==========      ==========     =========

  Weighted average common shares outstanding                 11,866         11,866          10,773        10,773
  Potential common shares:
       Stock options and warrants                             1,291              -           1,017             -
       Convertible preferred stock                              207              -               -             -
                                                         ----------     ----------      ----------     ---------
  Total potential common shares                              13,364         11,866          11,790        10,773
                                                         ==========     ==========      ==========     =========

  Earnings per share                                     $     0.85     $     0.94      $     0.52     $    0.57
                                                         ==========     ==========      ==========     =========

4. The current portion of Accounts Receivable at March 31, 2002 and June 30, 2001 is comprised of the following:

                                                            March 31,        June 30,
                                                               2002             2001
                                                          -----------      ------------
                                                          (Unaudited)
     Amounts billed                                       $    54,314      $    35,758
     Unbilled costs                                            36,337           27,677
     Retainage                                                  2,748            1,939
                                                          ------------     ------------
                                                               93,399           65,374
     Less allowance for
      doubtful accounts                                         5,848            4,284
                                                          ------------     ------------
                                                          $    87,551      $    61,090
                                                          ============     ============

     Unbilled Costs generally represent billable amounts recognized as revenue primarily in the last month of the period. Management expects that substantially all Unbilled Costs will be billed and collected within one year. The majority of Amounts Billed are expected to be collected within 60 days from the invoice date. Retainage represents amounts billed but not paid by the customer which, pursuant to the contract is due at completion.

     Long-Term Insurance Receivable at March 31, 2002 and June 30, 2001 of $4,760 and $2,046, respectively, relate to unbilled costs on Exit Strategy contracts and represent amounts held by the insurance company until completion of certain milestones.

5. The Company has entered into several long-term contracts under its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site for a fixed fee. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains a finite risk cost cap insurance policy from rated insurance companies (e.g., American International Group) which provides coverage for cost increases arising from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. Upon signing of the contract, the Company receives the fixed fee contract price of which a substantial portion is deposited in a restricted account held by the insurance company. The insurance company then pays the Company from the deposited funds as work is performed. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on the Company's consolidated operating results, financial condition or cash flows.

6. One Exit Strategy contract entered into by the Company also involved the Company entering into a consent decree with government authorities and assuming the obligation for the settling responsible parties' environmental remediation liability for the site. The Company's expected remediation cost is fully funded by the contract price received and is fully insured by a finite risk cost cap insurance policy for amounts significantly in excess of the estimated cost of remediation. Accordingly, the Company has recorded the Environmental Remediation Liability for the site with offsetting recoverables from the insurance company. In general, the Insurance Recoverable and Environmental Remediation Liability amounts for these items will be equivalent and will reduce over time as this Exit Strategy project is completed. For example, the Long-Term Environmental Remediation Liability of $1,237 at March 31, 2002, equals the Long-Term Insurance Recoverable - Environmental Remediation of $1,237. Also, the current Environmental Remediation Liability of $1,866 at March 31, 2002 is matched by the Insurance Recoverable - Environmental Remediation of $2,005, which includes that liability as well as other amounts payable to the Company under the insurance policy.

7. On October 15, 2001, the Company completed the acquisition of the SITE-Blauvelt group of companies ("SITE"). SITE is a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states. The purchase price of $22,940 (after closing adjustments but before contingent consideration) consisted of approximately 870,000 shares of the Company's common stock and resulted in Goodwill of $18,958 being recorded in accordance with SFAS 141. Additionally, intangible assets acquired were recorded and are immaterial to the Company's financial condition. The significant assets and liabilities acquired were Accounts Receivable of $16,712, Debt of $5,663 and Deferred Income Tax Liabilities of $5,952. The Company may make additional payments if certain financial goals are achieved in each of the next three years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS 141.

     In addition to the SITE acquisition, the Company completed the acquisition of several other companies during the nine months ended March 31, 2002. The gross purchase price for these acquisitions was approximately $13,390 (before contingent consideration) consisting of a combination of cash and shares of the Company's common stock. As a result of these acquisitions, Goodwill of $10,567 was recorded in accordance with SFAS 142. Additionally, intangible assets acquired were recorded and are immaterial to the Company's financial condition. These acquisitions have also been accounted for using the purchase method of accounting in accordance with SFAS 141.

     The following unaudited pro forma information for the nine months ended March 31, 2002 and 2001 presents summarized results of operations as if current and prior year acquisitions had occurred at the beginning of the periods presented after giving effect to adjustments, including goodwill and intangible asset amortization, increased interest expense on acquisition borrowings and related income tax effects:

                                                        Nine Months Ended
                                                             March 31,
     (Unaudited)                                       2002              2001
                                                   --------          --------
     Net service revenue                           $ 150,511         $ 132,715
                                                   ---------         ---------

     Net income                                    $  12,704         $   7,298
                                                   ---------         ---------

     Earnings per share - diluted                  $    0.93         $    0.57
                                                   =========         =========

     The unaudited pro forma financial information may not be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor be indicative of the results that will be obtained in the future.

     The Company also made additional purchase price payments during the nine months ended March 31, 2002 related to acquisitions completed in the last several years, resulting in additional Goodwill of $8,548 being recorded in accordance with SFAS 142. The Company also recorded adjustments to purchase price allocation for an acquisition completed in fiscal 2001 resulting in additional Goodwill of $189.

8. Billings in Advance of Revenue Earned represents amounts collected in accordance with contractual terms, in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program.

9. The Company maintains a bank financing arrangement which currently provides a $32,000 revolving credit facility to assist in funding various operating and investing activities. Borrowings under the agreement bear interest at the banks' base rate or the Eurodollar rate plus or minus applicable margins, are collateralized by all Accounts Receivable of the Company and are due and payable in March 2005 when the agreement expires. The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).

10. On December 19, 2001 the Company completed a private placement of $15,000 of a newly designated class of Preferred Stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher") of New York City. The Preferred Stock is convertible into TRC common stock at a conversion price of $37.66 per share. TRC also granted Fletcher the right, commencing on December 15, 2002 and ending on December 14, 2003, to purchase up to 10,000 shares of one or more additional series of Preferred Stock under similar terms and conditions at a price of $1,000 per share. The Preferred Stock issued to Fletcher has a five-year term with a 4% annual dividend, which is payable at TRC's option in either cash or common stock. TRC will have the right to redeem the Preferred Stock for cash once the price of its common stock reaches certain predetermined levels. Following 48 months of issuance, the Preferred Stock is redeemable by Fletcher in common stock. On the five-year expiration date, any shares of Preferred Stock still outstanding are to be mandatorily redeemed, at TRC's option, in either cash or shares of common stock. The Preferred Stock was recorded net of issuance costs of $419.

11. On February 6, 2002, the Company announced a 3-for-2 stock split of its common stock. The additional shares were distributed on March 5, 2002 in the form of a 50% stock dividend to shareholders of record on February 19, 2002. The accompanying financial statements and notes thereto have been adjusted to reflect the stock split.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Three and Nine Months Ended March 31, 2002 and 2001

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

RESULTS OF OPERATIONS

The Company derives its revenue from fees for providing engineering and consulting services. The types of contracts with our customers and the approximate percentage of net service revenue from each contract type are as follows:

          -    Time and material                        51%
          -    Fixed price or lump sum                  32%
          -    Cost-type with various fee arrangements  17%

In the course of providing its services the Company routinely subcontracts drilling, laboratory analyses, construction equipment and other services. These costs are passed directly through to customers and, in accordance with industry practice, are included in Gross Revenue. Because Subcontractor Costs and Direct Charges can vary significantly from project to project, the Company considers Net Service Revenue (NSR), which is Gross Revenue less Subcontractor Costs and Direct Charges, as its primary measure of revenue growth.

The following table presents the percentage relationships of certain items in the consolidated statements of operations to NSR:

                                                       Three Months Ended             Nine Months Ended
                                                            March 31,                     March 31,
                                                       2002            2001           2002          2001
                                                    ---------     -----------     ----------    -----------
NET SERVICE REVENUE (NSR)                               100.0%          100.0%         100.0%         100.0%
                                                    ---------     -----------     ----------    -----------
OPERATING COSTS AND EXPENSES:
     Cost of services                                    81.1            81.2           80.7           81.2
     General and administrative expenses                  2.7             3.1            2.8            3.2
     Depreciation and amortization                        1.7             2.8            1.7            3.0
                                                    ---------     -----------     ----------    -----------
INCOME FROM OPERATIONS                                   14.5            12.9           14.8           12.6
Interest expense                                           .5             1.1             .7            1.4
                                                    ---------     -----------     ----------    -----------
INCOME BEFORE TAXES                                      14.0            11.8           14.1           11.2
Federal and state income tax provision                    5.3             4.5            5.4            4.2
                                                    ---------     -----------     ----------    -----------
NET INCOME                                                8.7             7.3            8.7            7.0
Dividends and accretion charges
     on preferred stock                                    .4               -             .2              -
                                                    =========     ===========     ==========    ===========
NET INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                                  8.3%            7.3%           8.5%           7.0%
                                                    =========     ===========     ==========    ===========

The year-to-year NSR growth trend realized for each of the past 19 quarters has continued for the three months ended March 31, 2002. NSR increased by 53% to $49.0 million, compared to $32.1 million in the same period last year. For the nine months ended March 31, 2002, NSR increased by 50% to $131.4 million, compared to $87.9 million in the same period last year.

NSR from acquired companies is considered part of acquisition growth during the twelve months from the date acquired. Approximately 87% and 71% of the NSR growth for the three and nine month periods, respectively, was from acquisitions, while as discussed below operating income growth for these same periods was greatest from organic (existing business) activities. These characteristics are due to:

     - The relatively larger size of the two recently acquired companies, compared to the Company's typical smaller size acquisitions.
     - The seasonality of the largest acquisition (SITE-Blauvelt), which added significant NSR with relatively small operating income during the winter period.
     - Increased margins provided by the Company's organic business activities.

Management's goal continues to be to provide a reasonable balance between organic and acquisition growth over a several year period.

Cost of Services increased 52% and 49% on a year-to-year basis during the three and nine month periods, respectively, as a direct result of the Company's increased revenues. However, as a percentage of NSR, Cost of Services decreased from 81.2% to 81.1% and 81.2% to 80.7% on a year-to-year basis during the three and nine month periods, respectively. These reductions were primarily the result of increased margins for the services performed.

General and Administrative Expenses (G&A) increased approximately 33% and 32% on a year-to-year basis during the three and nine month periods, respectively, primarily from additional costs required to support the Company's growth. However, as a percentage of NSR, G&A expenses decreased from 3.1% to 2.7% and 3.2% to 2.8% on a year-to-year basis during the three and nine month periods, respectively. These decreases are due to the Company's ability to obtain and manage the increased revenue without adding a proportional amount of overhead. This decrease results in higher margins for all services performed.

Depreciation and Amortization expense decreased by approximately 9% and 13%, respectively, during the three and nine month periods, compared to the prior year. These decreases were primarily due to the Company's early adoption of SFAS 142, "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company no longer amortizes Goodwill. The decrease associated with the adoption of SFAS 142 was, however, partially offset by an increase in depreciation expense associated with equipment acquired through acquisitions.

Income from Operations increased from approximately $4.1 million to $7.1 million (72%) during the three month period and from approximately $11.1 million to $19.4 million (75%) during the nine month period as compared to the same periods in the prior year. Approximately 56% and 66% of the increase for the three and nine month periods, respectively, was from organic growth. The remaining 44% and 34% of the Income from Operations growth was from acquisitions completed during the past twelve months. The improvement in operating income performance was primarily due to:

     -    The Company's focus toward higher margin, economically driven markets;
     -    The growth in revenue, without comparable increases in overhead; and
     -    The favorable impact resulting from the adoption of SFAS 142.

The favorable organic growth percentages reflect the Company's successful efforts to obtain higher margin revenue for its services, and management's objective to maintain a reasonable balance between organic and acquisition related growth.

Interest Expense decreased during the three and nine month periods, as compared to the same periods last year, primarily due to lower average interest rates. The Company's percentage of debt to capitalization ratio continues to remain relatively low, reflecting management's conservative debt philosophy.

The provision for federal and state income taxes reflects an effective rate of 38.3% in the three and nine months compared to effective rates of 38% and 37.4%, respectively, in the same periods last year. The increases were primarily due to an increase in the federal income tax rate bracket as a result of the Company's income growth. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts, and the fact that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily relies on cash from operations and financing activities, including borrowings based upon the strength of its balance sheet, to fund operations. As discussed below, the cash generated from operations, the cash on hand at March 31, 2002 and available borrowings under the credit facility will be sufficient to meet the Company's cash requirements for currently anticipated activities. The Company's liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities and to reduce debt. Of particular importance in the management of liquidity are cash flows generated from operating activities, acquisitions, capital expenditure levels and an adequate bank line of credit.

Cash flow from operating activities was $3.4 million for the three months ended March 31, 2002. Management expects that a similar result will be realized for the fourth fiscal quarter.

Operating cash flow for the nine months ended March 31, 2002, was $.9 million, compared to $12.8 million for the same period last year. This variation in year-to-year operating cash flows was primarily the result of changes in Billings in Advance of Revenue Earned, which fluctuate primarily depending on the number of new Exit Strategy contracts entered into during each period. Billings in Advance of Revenue Earned primarily represents amounts collected in accordance with contractual terms, in advance of when the work is performed on Exit Strategy contracts. These prepayments provide the Company with an advance source of cash for one to several years. During periods when the amount of prepayments from new Exit Strategy contracts exceeds the amount of revenue recognized as work is performed on the contracts, Billings in Advance of Revenue Earned will increase and thereby provide operating cash flow. For instance, during the nine months ended March 31, 2001, the increase in Billings in Advance of Revenue Earned contributed $8.1 million towards the total cash provided by operating activities. However, during periods when the amount of revenue recognized from work performed exceeds the amount of prepayments from new Exit Strategy contracts, Billings in Advance of Revenue Earned will decrease and reduce operating cash flow. During the nine months ended March 31, 2002, the decrease in Billings in Advance of Revenue Earned reduced operating cash flow by $4.6 million.

Operating cash flows are also increased by noncash charges for Depreciation and Amortization (i.e., $2.3 million for the nine month period ended March 31, 2002), and typically decreased by Accounts Receivable associated with the Company's revenue growth (i.e., $5.0 million for the nine month period). Over time, operating cash flows can be either increased or decreased by changes in the Long-Term Insurance Receivable. For the nine month period, operating cash flows decreased by the $2.7 million increase in the Long-Term Insurance Receivable. Overall Accounts Receivable and Long-Term Receivable characteristics for the Company are discussed in the following paragraphs.

Accounts Receivable includes both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the reporting period. The magnitude of the Accounts Receivable for a professional services company is typically evaluated as days sales outstanding (DSO), which is calculated by dividing both current and long-term receivables by the most recent six months average daily Gross Revenue, adjusted to include Gross Revenue from acquired entities to the extent it is not already included in the Company's Gross Revenue. At March 31, 2002, the Company's DSO was approximately 115 days. DSO would have been 109 days at March 31, 2002 if the SITE acquisition were excluded from the calculation. This compares favorably to DSO of 112 days at June 30, 2001. Management's long-term goal is to reduce DSO to 100-105 days.

Funding and risk management for Exit Strategy projects is frequently provided by a finite risk cost cap insurance policy issued by the Company's insurer, American International Group (AIG). The policy provides risk protection against potential increases in the cost of the project. The Company generally receives the contract price as a prepayment from its customer and a substantial portion of that prepayment is deposited with AIG pursuant to the policy. AIG then pays the Company from the deposited funds as work is performed. The Long-Term Insurance Receivable is associated with amounts held by AIG for work performed but which are currently not yet payable under the terms of the policy. These amounts will be paid as the Company completes certain project milestones (e.g., completion of capital improvements). The effect on periodic operating cash flows will vary depending upon the mix of work performed but not yet payable and amounts released.

As a result of these factors, some periods will have a high operating cash flow to Net Income relationship. In others, this relationship will be lower. Over longer periods the effect should tend to be normalized with an overall positive operating cash flow trend.

Investing activities used cash of approximately $18.1 million during the nine months ended March 31, 2002, primarily consisting of $14 million for acquisitions and earnout payments and $3 million in capital expenditures for additional information technology and other equipment to support business growth. During the remainder of fiscal 2002, the Company expects to make acquisition earnout payments of about $3.2 million and capital expenditures of approximately $1 million.

Financing activities provided cash of approximately $19.5 million during the nine months ended March 31, 2002 to support operating and investing activities. The private placement of a new class of preferred stock on December 19, 2001, provided $14.6 million (net of issuance costs) and the remaining $4.9 million was primarily provided by net borrowings from the Company's credit facilities. During the same period, cash increased from $.8 million at June 30, 2001 to $3.1 million at March 31, 2002.

In March 2002 the Company entered into a new banking arrangement with First Union National Bank. The agreement provides for a revolving credit facility of $40 million to provide flexible funding for various short-term operating and investing activities. The initial availability under the facility is $32 million and is expected to be raised to the agreement amount of $40 million by June 30, 2002. Borrowings under the agreement bear interest at the banks' base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires. At March 31, 2002, outstanding borrowings pursuant to the agreement were $25.1 million, at an average interest rate of 3.6%.

We expect that the cash generated from operations, the cash on hand at March 31, 2002 and available borrowings under the revolving credit facility will be sufficient to meet the Company's cash requirements for currently anticipated activities. If in the future the Company pursues acquisitions in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing. The Company plans to maintain its conservative debt philosophy.

NEW ACCOUNTING GUIDANCE

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective July 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS 143 to determine if and how it applies to the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard provides guidance on the accounting for the impairment or disposal of long-lived assets and is effective July 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS 144 to determine if and how it applies to the Company.

In April 2002, the Financial Accounting Standards Board issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard provides guidance on the accounting for leases and amends other existing authoritative pronouncements and is generally effective July 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS 145 to determine if and how it applies to the Company.

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

                           PART II: OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -

     10.3 - Revolving Credit Agreement by and among TRC Companies, Inc. and subsidiaries and First Union National Bank, dated March 20, 2002.

     15   - Letter re: unaudited interim financial information

     99   - Report of Independent Accountants

(b)  Reports on Form 8-K -

     On February 13, 2002, the Company filed a Form 8-K reporting that on February 6, 2002, the Company announced continued strong revenue and earnings growth for the three and six months ended December 31, 2001.

     On March 15, 2002, the Company filed a Form 8-K/A related to the acquisition of the Site-Blauvelt Engineers Group that was completed on October 15, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TRC COMPANIES, INC.


May 15, 2002                               by:    /s/ Harold C. Elston, Jr.
                                               ---------------------------------
                                                      Harold C. Elston, Jr.
                                                     Senior Vice President
                                                    (Chief Accounting Officer)