Form 10-Q/A
period 2001-09-30
TRC COMPANIES INC /DE/
filed 2002-09-27
CIK 103096

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   06-0853807
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


      5 Waterside Crossing
      WINDSOR, CONNECTICUT                               06095
  --------------------------------------  ------------------------------------
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

On September 24, 2002 there were 12,652,184 shares of the registrant's common stock, $.10 par value, outstanding.

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001


PART I - FINANCIAL INFORMATION

This amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is being filed to adjust the condensed consolidated financial statements as previously filed on November 14, 2001. In order to preserve the nature and character of the disclosures set forth in such items as previously filed, no attempt has been made in this amendment to update such disclosures other than adjustments for the Company's 3 for 2 stock split effective March 2002. Except as required to reflect the effects of the adjustments, all information contained in this amendment is stated as of the date of the original filing. For additional information regarding the adjustments, see Note 6 to Notes to Condensed Consolidated Financial Statements.

     Item 1. Condensed Consolidated Financial Statements

          Consolidated Statements of Operations for the three months ended
            September 30, 2001 (as adjusted) and 2000........................  3

          Condensed Consolidated Balance Sheets at September 30, 2001
            (as adjusted) and June 30, 2001..................................  4

          Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 (as adjusted) and 2000...........  5

          Notes to Condensed Consolidated Financial Statements...............  6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................  9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 12


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................ 12


SIGNATURE.................................................................... 13

CERTIFICATIONS............................................................... 14

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
(in thousands, except per share data)                     2001           2000
                                                       ----------     ----------
                                                     (as adjusted)
GROSS REVENUE                                           $ 57,558       $ 36,887
  Less subcontractor costs and direct charges             21,080         10,184
                                                        --------       --------
NET SERVICE REVENUE                                       36,478         26,703
                                                        --------       --------
OPERATING COSTS AND EXPENSES:
  Cost of services                                        29,212         21,719
  General and administrative expenses                      1,093            860
  Depreciation and amortization                              655            847
                                                        --------       --------
                                                          30,960         23,426
                                                        --------       --------
INCOME FROM OPERATIONS                                     5,518          3,277

Interest expense                                             288            485
                                                        --------       --------
INCOME BEFORE TAXES                                        5,230          2,792
Federal and state income tax provision                     2,000          1,033
                                                        --------       --------
NET INCOME                                              $  3,230       $  1,759
                                                        ========       ========
EARNINGS PER SHARE:
  Basic                                                 $    .29       $    .17
  Diluted                                                    .26            .15
                                                        ========       ========
AVERAGE SHARES OUTSTANDING:
  Basic                                                   11,235         10,601
  Diluted                                                 12,536         11,454
                                                        ========       ========




          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         September 30,      June 30,
(in thousands, except share data)                                             2001            2001
                                                                         -------------     -----------
                                                                          (as adjusted
                                                                         and unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                    $   2,837         $     851
  Accounts receivable, less allowance for doubtful accounts                  67,485            61,090
  Insurance recoverable - environmental remediation                           4,318             4,055
  Deferred income tax benefits                                                2,023             1,882
  Prepaid expenses and other current assets                                   1,309             1,353
                                                                         -------------     -----------
                                                                             77,972            69,231
                                                                         -------------     -----------
PROPERTY AND EQUIPMENT, AT COST                                              30,111            28,913
  Less accumulated depreciation and amortization                             19,732            19,075
                                                                         -------------     -----------
                                                                             10,379             9,838
                                                                         -------------     -----------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                    45,257            38,943
                                                                         -------------     -----------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                      5,187             5,134
                                                                         -------------     -----------
LONG-TERM ACCOUNTS RECEIVABLE                                                 3,242             2,046
                                                                         -------------     -----------
LONG-TERM INSURANCE RECOVERABLE - ENVIRONMENTAL REMEDIATION                   1,965             2,011
                                                                         -------------     -----------
OTHER ASSETS                                                                    507               469
                                                                         -------------     -----------
                                                                          $ 144,509         $ 127,672
                                                                         =============     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of debt                                                 $     368         $     368
  Accounts payable                                                           10,604             7,821
  Accrued compensation and benefits                                           9,503             7,734
  Billings in advance of revenue earned                                       9,831            10,752
  Environmental remediation liability                                         3,987             5,635
  Other accrued liabilities                                                   5,544             4,913
                                                                         -------------     -----------
                                                                             39,837            37,223
                                                                         -------------     -----------
NON-CURRENT LIABILITIES:
  Long-term debt                                                             22,387            14,637
  Deferred income taxes                                                       4,101             3,826
  Long-term environmental remediation liability                               1,965             2,011
                                                                         -------------     -----------
                                                                             28,453            20,474
                                                                         -------------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred, $.10 par value; 500,000 shares authorized, none issued             -                 -
    Common, $.10 par value; 30,000,000 shares authorized, 12,222,242 shares issued at September 30, 2001 and 12,122,967 shares
      issued at June 30, 2001                                                 1,222             1,212
  Additional paid-in capital                                                 50,612            47,608
  Retained earnings                                                          27,282            24,052
                                                                         -------------     -----------
                                                                             79,116            72,872
  Less treasury stock, at cost                                                2,897             2,897
                                                                         -------------     -----------
                                                                             76,219            69,975
                                                                         -------------     -----------
                                                                          $ 144,509         $ 127,672
                                                                         =============     ===========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                      September 30,
(in thousands)                                                                       2001         2000
                                                                                ------------- -----------
                                                                                (as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  3,230       $  1,759
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                  655            847
      Change in deferred taxes and other non-cash items                               54            (48)
      Changes in assets and liabilities, net of effects of acquisitions:
        Accounts receivable (current and long-term)                               (6,344)        (3,549)
        Prepaid expenses and other current assets                                     93           (145)
        Accounts payable                                                           2,653            459
        Accrued compensation and benefits                                          1,444            914
        Billings in advance of revenue earned                                       (934)          (788)
        Insurance recoverable (current and long-term)                               (216)             -
        Environmental remediation liability (current and long-term)               (1,695)             -
        Other accrued liabilities                                                    397           (104)
                                                                                ------------- -----------
NET CASH USED IN OPERATING ACTIVITIES                                               (663)          (655)
                                                                                ------------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                               (883)        (1,329)
  Investments in and advances to unconsolidated affiliates                          (310)          (723)
  Acquisition of businesses, net of cash acquired                                 (3,910)             -
  Increase (decrease) in other assets, net                                            (3)            53
                                                                                ------------- -----------
NET CASH USED IN INVESTING ACTIVITIES                                             (5,106)        (1,999)
                                                                                ------------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility                                   7,396          2,000
  Proceeds from exercise of stock options and warrants                               359            325
                                                                                ------------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          7,755          2,325
                                                                                ------------- -----------
INCREASE (DECREASE) IN CASH                                                        1,986           (329)

Cash, beginning of period                                                            851          1,566
                                                                                ------------- -----------
CASH, END OF PERIOD                                                             $  2,837       $  1,237
                                                                                ============= ===========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                    (in thousands, except per share amounts)

1. The condensed consolidated balance sheet at September 30, 2001 and the consolidated statements of operations for the three months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended September 30, 2001 and 2000 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The June 30, 2001 condensed consolidated balance sheet information was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

3. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations completed after June 30, 2001. The Company has elected to early adopt the provisions of SFAS 142 effective July 1, 2001.

     The table below shows the effect on net income had SFAS 142 been adopted in prior periods.

                                                                  Three Months Ended
                                                                    September 30,
                                                                 2001            2000
                                                            -------------------------------
NET INCOME:
Reported net income                                           $    3,230      $    1,759
Add back: goodwill amortization (net of taxes)                         -             222
                                                            --------------- ---------------
Adjusted net income                                           $    3,230      $    1,981
                                                            =============== ===============
BASIC EARNINGS PER SHARE:
Reported basic earnings per share                             $     0.29      $     0.17
Add back: goodwill amortization (net of taxes)                         -            0.02
                                                            --------------- ---------------
Adjusted basic earnings per share                             $     0.29      $     0.19
                                                            =============== ===============
DILUTED EARNINGS PER SHARE:
Reported diluted earnings per share                           $     0.26      $     0.15
Add back:  goodwill amortization (net of taxes)                        -            0.02
                                                            --------------- ---------------
Adjusted diluted earnings per share                           $     0.26      $     0.17
                                                            =============== ===============

4. During the three months ended September 30, 2001, the Company completed the acquisition of four companies. The gross purchase price for these acquisitions was approximately $5,581 (before contingent consideration) consisting of a combination of cash and common stock of the Company. As a result of these acquisitions, goodwill of $5,007 was recorded in accordance with SFAS 142. Additionally, intangible assets acquired were recorded and are immaterial to the Company's financial position. The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS 141. The impact of these acquisitions on operating results was not material; therefore, no pro forma information is presented.

     On October 15, 2001, the Company completed the acquisition of the SITE-Blauvelt group of companies ("SITE"). SITE is a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states. The purchase price of approximately $22,940 (before contingent consideration) consisted of 870 shares of the Company's common stock valued using the average closing price of the stock for the 50-day period ended September 28, 2001. The Company may make additional payments if certain financial goals are achieved in each of the next three years. The acquisition will be accounted for using the purchase method of accounting in accordance with SFAS 141.

5. On February 6, 2002, the Company announced a 3-for-2 stock split of its common stock. The additional shares were distributed on March 5, 2002 in the form of a 50% stock dividend to shareholders of record on February 19, 2002. The accompanying financial statements and notes thereto have been adjusted to reflect the stock split.

6. The Company is amending its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, with respect to the accounting for an equity investment. As a 60% owner of a recently formed energy services business joint venture, the Company had included 60% of the joint venture's start-up losses in the Company's operating results. However, it was determined that since the Company had funded all of the joint venture's costs, it should report 100% of the losses. The effects of this adjustment on the previously reported three month operating results is as follows:

                                           Three Months Ended
                                           September 30, 2001
                                    ---------------------------------
                                          As
                                      previously           As
                                       reported         adjusted
                                    ---------------------------------
Gross revenue                        $  57,558        $  57,558
                                    ---------------------------------
Net service revenue                     36,478           36,478
                                    ---------------------------------
Operating income                         5,730            5,518
                                    ---------------------------------
Net income                               3,360            3,230
                                    ---------------------------------
Earnings per share:
     Basic                           $    0.30        $    0.29
     Diluted                              0.27             0.26
                                    ---------------------------------

The effects of this adjustment on the previously reported balance sheet is as follows:

                                                      September 30, 2001
                                               ---------------------------------
                                                      As
                                                  previously           As
                                                   reported         adjusted
                                               ---------------------------------
Investments in and advances to
  unconsolidated affiliates                      $    5,187      $    5,524
                                               ---------------------------------
Current liabilities                                  39,837          39,919
                                               ---------------------------------
Non-current liabilities                              28,453          28,578
                                               ---------------------------------
Shareholders' equity                                 76,219          76,349
                                               ---------------------------------

The effects of this adjustment had no impact on net cash used in operating activities.

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue:

                                                    Three Months Ended
                                                       September 30,
                                                    2001             2000
                                               ------------------------------
NET SERVICE REVENUE                                 100.0%           100.0%
                                               -------------    -------------
OPERATING COSTS AND EXPENSES:
   Cost of services                                  80.1             81.3
   General and administrative expenses                3.0              3.2
   Depreciation and amortization                      1.8              3.2
                                               -------------    -------------
INCOME FROM OPERATIONS                               15.1             12.3
Interest expense                                      0.8              1.8
                                               -------------    -------------
INCOME BEFORE TAXES                                  14.3             10.5
Federal and state income tax provision                5.5              3.9
                                               -------------    -------------
NET INCOME                                            8.8%             6.6%
                                               =============    =============

The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 36.6% to $36.5 million during the three months ended September 30, 2001, compared to $26.7 million in the same period last year. Approximately 58% of the net service revenue growth was organic and approximately 42% of the growth resulted from acquisitions. Net service revenue from acquired companies is considered part of acquisition growth during the twelve months from the date acquired. This increase was due to a combination of internal growth arising out of increased revenue from the Company's services including, as expected, revenue from the Exit Strategy(R) and power sectors, and the additional revenue from acquisitions made in fiscal 2002 and 2001.

As a percentage of net service revenue, cost of services decreased to 80.1% during the three months ended September 30, 2001, from 81.3% in the same period last year. This decrease contributed directly to an increase in income from operations as a percentage of net service revenue. The increase in the cost of services of approximately 34.5% during the three months ended September 30, 2001 was primarily due to additional operating costs incurred to support the increase in net service revenue and additional operating costs associated with the businesses acquired in fiscal 2002 and 2001.

As a percentage of net service revenue, general and administrative costs decreased to 3.0% during the three months ended September 30, 2001, from 3.2% in the same period last year. This decrease also contributed directly to an increase in income from operations as a percentage of net service revenue. The increase in general and administrative expenses of approximately 27.1% during the three months ended September 30, 2001, was primarily from additional costs necessary to support the Company's internal and acquisition growth.

Depreciation and amortization expense decreased by approximately 22.7% during the three months ended September 30, 2001, as compared to the same period last year. The decrease was primarily due to Company's early adoption of SFAS 142, "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company no longer amortizes goodwill. The decrease associated with the adoption of SFAS 142 was partially offset by an increase in depreciation expense primarily associated with equipment acquired through acquisitions.

Income from operations increased by approximately 68.4% to $5.5 million during the three months ended September 30, 2001, as compared to $3.3 million during the same period last year. Approximately 77% of the operating income growth was organic and approximately 23% resulted from acquisitions. Income from operations from acquired companies is considered part of acquisition growth during the twelve months from the date acquired. The continued improvement in operating performance was primarily due to: (1) the Company's focus toward higher margin, economically driven markets, such as the Exit Strategy(R) and power sectors, (2) the growth in revenue, without comparable increases in operating overhead, and
(3) the favorable impact resulting from the adoption of SFAS 142.

Interest expense decreased during the three months ended September 30, 2001, as compared to the same period last year, primarily due to lower average interest rates. The Company's percentage of debt to capitalization ratio continues to remain relatively low, reflecting management's conservative philosophy.

The provision for federal and state income taxes reflects an effective rate of 38.3% for the three months ended September 30, 2001, compared to an effective rate of 37% in the same period last year. The increase was primarily due to an increase in the Company's federal income tax rate. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flow used in operating activities for the three months ended September 30, 2001 was approximately $.7 million. The cash generated by net income, the non-cash charges against income for depreciation and amortization and the $2.7 million increase in accounts payable was primarily offset by the $6.3 million increase in accounts receivable due to the growth in revenue.

Investing activities used cash of approximately $5.1 million during the three months ended September 30, 2001, primarily consisting of $.9 million expenditures for additional information technology and other equipment to support business growth and $3.9 million for several small acquisitions. The Company expects to make capital expenditures of approximately $4 million during the remainder of fiscal 2002 and expects expenditures for acquisitions to increase at a stronger pace than fiscal 2001.

The Company maintains a bank financing arrangement to assist in funding various operating and financing activities, which was amended on October 12, 2001. Under the agreement, the Company has available a $30 million credit facility that will reduce to $25 million on March 11, 2002, unless further amended by the bank. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus applicable margins, are collateralized by all assets of the Company and are due and payable in March 2003 when the credit agreement expires. The agreement requires the Company to meet certain financial ratios. At September 30, 2001, outstanding borrowings pursuant to the agreement were $21.8 million, at an average interest rate of 5.2%.

The cash generated from operations, the cash on hand at September 30, 2001 and available borrowings under the bank line of credit will be sufficient to meet the Company's current cash requirements for the remainder of fiscal 2002.

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

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRC COMPANIES, INC.




September 27, 2002                     by: /s/  John W. Hohener
                                           -------------------------------
                                           John W. Honener
                                           Senior Vice President and
                                             Chief Financial Officer
                                             (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Richard D. Ellison, certify that:

1. I have reviewed this quarterly report on Form 10Q/A for the quarterly period ended September 30, 2001 of TRC Companies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: September 27, 2002

/S/ RICHARD D. ELLISON
----------------------------------
Richard D. Ellison
Chief Executive Officer



I, John W. Hohener, certify that:

1. I have reviewed this quarterly report on Form 10Q/A for the quarterly period ended September 30, 2001 of TRC Companies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: September 27, 2002

/S/   JOHN W. HOHENER
----------------------------------
John W. Hohener
Chief Financial Officer