Form 10-Q/A
period 2001-12-31
TRC COMPANIES INC /DE/
filed 2002-09-27
CIK 103096

===============================================================================

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


                          COMMISSION FILE NUMBER 1-9947


                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                06-0853807
-----------------------------------     --------------------------------------
  (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)


        5 WATERSIDE CROSSING
        WINDSOR, CONNECTICUT                           06095
  -----------------------------------------   --------------------------------
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

                         QUARTER ENDED DECEMBER 31, 2001

PART I - FINANCIAL INFORMATION

This amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is being filed to adjust the condensed consolidated financial statements as previously filed on February 14, 2002. In order to preserve the nature and character of the disclosures set forth in such items as previously filed, no attempt has been made in this amendment to update such disclosures other than adjustments for the Company's 3 for 2 stock split effective March 2002. Except as required to reflect the effects of the adjustments, all information contained in this amendment is stated as of the date of the original filing. For additional information regarding the adjustments, see Note 9 to Notes to Condensed Consolidated Financial Statements

      Item 1.    Condensed Consolidated Financial Statements:



                 Consolidated Statements of Operations for the three and six months ended
                      December 31, 2001 (as adjusted) and 2000...............................................  3

                 Condensed Consolidated Balance Sheets at December 31, 2001 (as adjusted)
                      and June 30, 2001......................................................................  4

                 Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 (as adjusted) and 2000.........................................  5

                 Notes to Condensed Consolidated Financial Statements........................................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................. 11

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................. 14


PART II - OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of Security Holders......................................... 16

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 16


SIGNATURE.................................................................................................... 17

CERTIFICATIONS............................................................................................... 18

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                   Three Months Ended           Six Months Ended
                                                      December 31,                December 31,
                                                ----------------------       ------------------------
(in thousands, except per share amounts)          2001          2000           2001            2000
                                                -------       --------       ----------      --------
                                             (as adjusted)                  (as adjusted)

GROSS REVENUE                                   $65,533        $44,642       $123,090        $81,529
  Less subcontractor costs
   and direct charges                            20,881         15,508         41,960         25,692
                                                -------        --------      --------        -------
NET SERVICE REVENUE                              44,652         29,134         81,130         55,837
                                                -------        --------      --------        -------

OPERATING COSTS AND EXPENSES:
  Cost of services                               37,270         23,641         66,481         45,360
  General and administrative expenses             1,310            965          2,403          1,825
  Depreciation and amortization                     771            844          1,426          1,691
                                                -------        --------      --------        -------
                                                 39,351         25,450         70,310         48,876
                                                -------        --------      --------        -------

INCOME FROM OPERATIONS                            5,301          3,684         10,820          6,961

Interest expense                                    328            409            617            894
                                                -------        --------      --------        -------
INCOME BEFORE TAXES                               4,973          3,275         10,203          6,067

Federal and state income tax provision            1,902          1,212          3,902          2,245
                                                -------        --------      --------        -------
NET INCOME                                        3,071          2,063          6,301          3,822

Dividends and accretion charges
 on preferred stock                                  25           --               25           --
                                                -------        --------      --------        -------

NET INCOME AVAILABLE TO
 COMMON SHAREHOLDERS                            $ 3,046        $ 2,063       $  6,276        $ 3,822
                                                =======        =======       ========        =======

EARNINGS PER SHARE:
 Basic                                          $  0.25        $  0.19       $   0.54        $  0.36
 Diluted                                           0.23           0.18           0.48           0.33
                                                =======        =======       ========        =======

AVERAGE SHARES OUTSTANDING:
 Basic                                           12,053         10,748         11,644         10,675
 Diluted                                         13,471         11,768         13,003         11,611
                                                =======        =======       ========        =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,       June 30,
(in thousands, except share data)                                                        2001             2001
                                                                                     ------------     -----------
                                                                                    (as adjusted
                                                                                   and unaudited)
                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  2,063       $    851
  Accounts receivable, less allowance for doubtful accounts                              86,506         61,090
  Insurance recoverable - environmental remediation                                       2,339          4,055
  Deferred income tax benefits                                                            2,387          1,882
  Prepaid expenses and other current assets                                               2,137          1,353
                                                                                       --------       --------
                                                                                         95,432         69,231
                                                                                       --------       --------
PROPERTY AND EQUIPMENT, AT COST                                                          33,929         28,913
  Less accumulated depreciation and amortization                                         20,149         19,075
                                                                                       --------       --------
                                                                                         13,780          9,838
                                                                                       --------       --------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                                73,855         38,943
                                                                                       --------       --------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                  5,083          5,134
                                                                                       --------       --------
LONG-TERM ACCOUNTS RECEIVABLE                                                             4,120          2,046
                                                                                       --------       --------
LONG-TERM INSURANCE RECOVERABLE - ENVIRONMENTAL REMEDIATION                               1,847          2,011
                                                                                       --------       --------
OTHER ASSETS                                                                              1,167            469
                                                                                       --------       --------
                                                                                       $195,284       $127,672
                                                                                       =========      =========
                                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of debt                                                              $  1,299       $    368
  Accounts payable                                                                       12,845          7,821
  Accrued compensation and benefits                                                       7,726          7,734
  Billings in advance of revenue earned                                                   7,548         10,752
  Environmental remediation liability                                                     2,593          5,635
  Other accrued liabilities                                                               8,615          4,913
                                                                                       --------       --------
                                                                                         40,626         37,223
                                                                                       --------       --------
NONCURRENT LIABILITIES:
  Long-term debt                                                                         23,555         14,637
  Deferred income taxes                                                                   9,611          3,826
  Long-term environmental remediation liability                                           1,847          2,011
                                                                                       --------       --------
                                                                                         35,013         20,474
                                                                                       --------       --------
MANDATORILY REDEEMABLE PREFERRED STOCK                                                   14,581           --
                                                                                       --------       --------
SHAREHOLDERS' EQUITY:
  Capital stock:
   Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued                     --             --
   Common, $.10 par value; 30,000,000 shares authorized, 13,217,697 shares issued at December 31, 2001 and 12,122,967 shares issued at
    June 30, 2001                                                                         1,322          1,212
  Additional paid-in capital                                                             76,311         47,608
  Retained earnings                                                                      30,328         24,052
                                                                                       --------       --------
                                                                                        107,961         72,872
  Less treasury stock, at cost                                                            2,897          2,897
                                                                                       --------       --------
                                                                                        105,064         69,975
                                                                                       --------       --------
                                                                                       $195,284       $127,672
                                                                                       =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                                  Six Months Ended
                                                                                    December 31,
(in thousands)                                                                   2001           2000
                                                                              ---------      ---------
                                                                            (as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  6,301        $  3,822
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                1,426           1,691
    Change in deferred taxes and other non-cash items                             (279)            318
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable (current and long-term)                               (6,010)         (1,845)
      Prepaid expenses and other current assets                                    102            (135)
      Accounts payable                                                           2,500             661
      Accrued compensation and benefits                                         (2,473)              7
      Billings in advance of revenue earned                                     (3,218)          4,417
      Insurance recoverable (current and long-term)                              1,881           3,287
      Environmental remediation liability (current and long-term)               (3,206)         (2,285)
      Other accrued liabilities                                                    407             502
                                                                              --------        --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (2,569)         10,440
                                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                           (1,951)         (2,531)
  Investments in and advances to unconsolidated affiliates                        (390)         (3,019)
  Acquisition of businesses, net of cash received                              (11,685)            (54)
  Decrease in other assets, net                                                      7              55
                                                                              --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                          (14,019)         (5,549)
                                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of issuance costs                            14,581            --
     Net borrowings (repayments) of long-term obligations                        2,436          (5,800)
     Proceeds from exercise of stock options and warrants                          783             696
                                                                              --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             17,800          (5,104)
                                                                              --------        --------
INCREASE (DECREASE) IN CASH                                                      1,212            (213)

Cash and cash equivalents, beginning of period                                     851           1,566
                                                                              --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  2,063        $  1,353
                                                                              ========        =========


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

       With respect to the unaudited financial information of TRC Companies, Inc. for the three and six months ended December 31, 2001 and 2000, included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 14, 2002, except as to Note 9, for which the date is August 26, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

       The table below shows the effect on net income had SFAS 142 been adopted in prior periods.


                                                         Three Months Ended               Six Months Ended
                                                             December 31,                    December 31,
                                                      -------------------------       -------------------------
                                                         2001            2000            2001           2000
                                                      ------------    ---------       ---------       ---------
NET INCOME:
Reported net income                                   $   3,046       $   2,063       $   6,276       $   3,822
Add back: goodwill amortization (net of taxes)             --               226            --               448
                                                      ---------       ---------       ---------       ---------
Adjusted net income                                   $   3,046       $   2,289       $   6,276       $   4,270
                                                      =========       =========       =========       =========
BASIC EARNINGS PER SHARE:
Reported basic earnings per share                     $    0.25       $    0.19       $    0.54       $    0.36
Add back: goodwill amortization (net of taxes)             --              0.02           --               0.04
                                                      ---------       ---------       ---------       ---------
Adjusted basic earnings per share                     $    0.25       $    0.21       $    0.54       $    0.40
                                                      =========       =========       =========       =========
DILUTED EARNINGS PER SHARE:
Reported diluted earnings per share                   $    0.23       $    0.18       $    0.48       $    0.33
Add back: goodwill amortization (net of taxes)             --              0.02           --               0.04
                                                      ---------       ---------       ---------       ---------
Adjusted diluted earnings per share                   $    0.23       $    0.20       $    0.48       $    0.37
                                                      =========       =========       =========       =========

3. On October 15, 2001, the Company completed the acquisition of the SITE-Blauvelt group of companies ("SITE"). SITE is a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states. The purchase price of $22,940 (before contingent consideration) consisted of approximately 870 shares of the Company's common stock and resulted in goodwill of $18,858 being recorded in accordance with SFAS 141. Additionally, intangible assets acquired were recorded and are immaterial to the Company's financial condition. The significant assets and liabilities acquired were accounts receivable of $16,712, long-term debt of $5,663 and deferred income tax liability of $5,952. The Company may make additional payments if certain financial goals are achieved in each of the next three years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS 141.

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

       Accordingly, the following unaudited pro forma information for the six months ended December 31, 2001 and 2000 presents summarized results of operations as if current and prior year acquisitions had occurred at the beginning of the periods presented after giving effect to adjustments, including increased interest expense on acquisition borrowings, amortization of intangible assets, excluding goodwill and indefinite-lived intangible assets, and related income tax effects:





                                       Six Months Ended
                                         December 31,
                                   -----------------------
(Unaudited)                          2001           2000
                                   --------       --------
Net service revenue                $100,217       $ 88,153
                                   --------       --------
Net income                         $  7,609       $  4,944
                                   --------       --------
Earnings per share - diluted       $   0.56       $   0.39
                                   --------       --------


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

4. On December 19, 2001 the Company completed a private placement of $15,000 of a newly designated class of preferred stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher") of New York City. The preferred stock is convertible into TRC common stock at a conversion price of $37.66 per share. The Company also granted Fletcher the right, commencing on December 15, 2002 and ending on December 14, 2003, to purchase up to $10,000 of one or more additional series of preferred stock under similar terms and conditions. The preferred stock issued to Fletcher has a five-year term with a 4% annual dividend, which is payable at the Company's option in either cash or common stock. The Company will have the right to redeem the preferred stock for cash once the price of its common stock reaches certain predetermined levels. Following 48 months of issuance, the preferred stock is redeemable by Fletcher in common stock. On the five-year expiration date, any shares of preferred stock still outstanding are to be mandatorily redeemed, at the Company's option, in either cash or shares of common stock. The preferred stock was recorded net of issuance costs of $419.

5. For purposes of computing diluted earnings per share the Company uses the treasury stock method. Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period. The following table sets forth the computation of basic and diluted earnings per share:




                                                            Three Months Ended            Three Months Ended
                                                               December 31,                  December 31,
                                                            2001           2001           2000           2000
                                                         -----------------------        -----------------------
                                                          Diluted         Basic          Diluted        Basic
                                                         --------       --------        ---------      --------
Net income                                               $  3,071       $  3,071        $  2,063       $  2,063
Dividends and accretion charges on preferred stock           --              (25)           --             --
                                                         --------       --------        --------       --------
Net income available to common shareholders              $  3,071       $  3,046        $  2,063       $  2,063
                                                         ========       ========        ========       ========
Weighted average common shares outstanding                 12,053         12,053          10,748         10,748
Potential common shares:
  Stock options and warrants                                1,343           --             1,020           --
   Convertible preferred stock                                 75           --              --             --
                                                         --------       --------        --------       --------
Total potential common shares                              13,471         12,053          11,768         10,748
                                                         ========       ========        ========       ========
Earnings per share                                       $   0.23       $   0.25        $   0.18       $   0.19
                                                         ========       ========        ========       ========






                                                             Six Months Ended              Six Months Ended
                                                               December 31,                  December 31,
                                                            2001           2001           2000           2000
                                                         -----------------------        -----------------------
                                                          Diluted         Basic          Diluted        Basic
                                                         --------       --------        ---------      --------
Net income                                               $  6,301       $  6,301        $  3,822       $  3,822
Dividends and accretion charges on preferred stock           --              (25)           --             --
                                                         --------       --------        --------       --------
Net income available to common shareholders              $  6,301       $  6,276        $  3,822       $  3,822
                                                         ========       ========        ========       ========
Weighted average common shares outstanding                 11,644         11,644          10,675         10,675
Potential common shares:
  Stock options and warrants                                1,322           --               936           --
  Convertible preferred stock                                  37           --              --             --
                                                         --------       --------        --------       --------
Total potential common shares                              13,003         11,644          11,611         10,675
                                                         ========       ========        ========       ========
Earnings per share                                       $   0.48       $   0.54        $   0.33       $   0.36
                                                         ========       ========        ========       ========

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

9. The Company is amending its Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. In the previously reported operating results for the quarter ended December 31, 2001, the Company recognized revenue totaling $1,392, representing environmental work performed for a newly formed company (customer), the principals of which the company had successfully worked with in the past. This customer is currently unable to pay for the services provided, but has entered into an agreement to pay, or as an alternative, to allow the Company to participate in the project on which those services were performed. Because this customer may not have had sufficient substance to pay at the time the work was performed, the manner in which this transaction was initially accounted for has been adjusted. As a result, the previously reported quarterly and six month results have been adjusted to reflect the reversal of the revenue recorded on this project.

       Also, as a 60% owner of a recently formed energy services business joint venture, the Company had included 60% of the joint venture's start-up losses in the Company's operating results. However, it was determined that since the Company had funded all of the joint venture's costs, it should report 100% of the losses.

       The effects of these adjustments on the previously reported three and six month operating results are as follows:



                              Three Months Ended           Six Months Ended
                               December 31, 2001           December 31, 2001
                          ------------------------      -----------------------
                              As                            As
                          previously         As         previously        As
                           reported       adjusted       reported      adjusted
                          ----------     ---------      ----------     ---------
Gross revenue             $   66,924     $  65,533        $124,482      $123,090
                          ----------     ---------      ----------     ---------
Net service revenue           46,044        44,652          82,522        81,130
                          ----------     ---------      ----------     ---------
Operating income               6,542         5,301          12,272        10,820
                          ----------     ---------      ----------     ---------
Net income                     3,837         3,071           7,197         6,301
                          ----------     ---------      ----------     ---------
Earnings per share:
  Basic                   $     0.32     $    0.25        $   0.62      $   0.54
  Diluted                       0.28          0.23            0.55          0.48
                          ----------     ---------      ----------     ---------


       The effects of these adjustments on the previously reported balance sheets are as follows:




                                                                December 31, 2001
                                                            -----------------------
                                                                As
                                                            previously        As
                                                             reported      adjusted
                                                            ----------     --------
Current assets                                                $ 96,824     $ 94,432
                                                            ----------     --------
Investments and advances to unconsolidated affiliates            5,391        5,083
                                                            ----------     --------
Current liabilities                                             41,316       40,626
                                                            ----------     --------
Noncurrent liabilities                                          35,127       35,013
                                                            ----------     --------
Shareholders' equity                                           105,960      105,064
                                                            ----------     --------

       The effects of these adjustments had no impact on net cash used in operating activities.

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

RESULTS OF OPERATIONS

The Company derives its revenue from fees for providing engineering and consulting services. The types of contracts with our customers and the approximate percentage of net service revenue for the six months ended December 31, 2001 from each contract type are as follows:

              o  Time and material                           45%
              o  Fixed price or lump sum                     40%
              o  Cost-type with various fee arrangements     15%

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to net service revenue.



                                                  Three Months Ended     Six Months Ended
                                                      December 31,         December 31,
                                                  ------------------    -----------------
                                                   2001       2000       2001       2000
                                                  ------     ------     ------     ------
NET SERVICE REVENUE                               100.0%     100.0%     100.0%     100.0%
                                                  -----      -----      -----       -----
OPERATING COSTS AND EXPENSES:
  Cost of services                                 83.5       81.1       81.9       81.2
  General and administrative expenses               2.9        3.3        3.0        3.3
  Depreciation and amortization                     1.7        2.9        1.8        3.0
                                                  -----      -----      -----       -----
INCOME FROM OPERATIONS                             11.9       12.7       13.3       12.5
Interest expense                                    0.7        1.4        0.8        1.6
                                                  -----      -----      -----       -----
INCOME BEFORE TAXES                                11.2       11.3       12.5       10.9
Federal and state income tax provision              4.3        4.2        4.8        4.0
                                                  -----      -----      -----       -----
NET INCOME                                          6.9        7.1        7.7        6.9
Dividends and accretion charges
  on preferred stock                                0.1        0.0        0.0        0.0
                                                  -----      -----      -----       -----
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS         6.8 %      7.1 %      7.7 %      6.9 %
                                                  =====      =====      =====       =====


The revenue growth trend established in fiscal 1998 continued. Net service revenue increased by 53.3% to $44.7 million during the three months ended December 31, 2001, compared to $29.1 million in the same period last year. Approximately 20% of the net service revenue growth was organic and approximately 80% of the growth resulted from acquisitions. Net service revenue from acquired companies is considered part of acquisition growth during the twelve months from the date acquired. For the six months ended December 31, 2001, net service revenue increased by 45.3% to $81.1 million, compared to $55.8 million in the same period last year. Approximately 35% of this net service revenue growth was organic and approximately 65% resulted from acquisitions. As discussed below, the organic operating income growth was greater than growth from acquisitions. This is due to an increase in margins on organic work and seasonality of the acquisitions. Management's goal continues to be to balance organic and acquisition growth.

As a percentage of net service revenue, cost of services increased to 83.5% during the three months ended December 31, 2001, from 81.1% in the same period last year. This increase was attributable to the SITE acquisition, which currently requires a larger percentage of cost of services for each net service revenue dollar generated, when compared to the Company as a whole. For the six months ended December 31, 2001, costs of services, as a percentage of net service revenue, increased to 81.9% from 81.2% in the same period last year. The increases in cost of services of approximately 57.6% and 46.6%, respectively, during the three and six months ended December 31, 2001 were due to additional operating costs incurred to support the increase in net service revenue.

As a percentage of net service revenue, general and administrative costs decreased to 2.9% and 3.0%, respectively, during the three and six months ended December 31, 2001, from 3.3% in both periods last year. This decrease is due to the Company's ability to manage these costs at a rate lower than the increase in net service revenue. Increases in general and administrative expenses of approximately 35.8% and 31.7%, respectively, during the three and six months ended December 31, 2001, were primarily from additional costs to support the Company's growth.

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

Income from operations increased by approximately 43.9% to $5.3 million during the three months ended December 31, 2001, as compared to $3.7 million during the same period last year. Approximately 34% of the operating income growth was organic and approximately 66% resulted from acquisitions. Income from operations from acquired companies is considered part of acquisition growth during the twelve months from the date acquired. For the six months ended December 31, 2001, income from operations increased by approximately 55.4% to $10.8 million, as compared to $7.0 million during the same period last year. Approximately 60% of this operating income growth was organic and approximately 40% resulted from acquisitions. The improvement in operating performance was primarily due to: (1) the Company's focus toward higher margin, economically driven markets, (2) the growth in revenue, without comparable increases in overhead, and (3) the favorable impact resulting from the adoption of SFAS 142.

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

Cash flow used in operating activities for the six months ended December 31, 2001 was approximately $2.6 million. The cash generated by net income and the non-cash charges against income for depreciation and amortization was primarily offset by the $6.0 million increase in accounts receivable resulting from the Company's high revenue growth. Expressed as a percentage of gross revenue, accounts receivable continues to reduce based on managements focus on this item.

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

NEW ACCOUNTING GUIDANCE

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003 for the Company. The Company is currently reviewing the provisions of SFAS 143 to determine if and how it applies to the Company.

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

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on November 14, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the following matters were voted upon:

All nominees for director were reelected as follows:

    DIRECTOR          VOTES IN FAVOR    VOTES WITHHELD     TERM EXPIRING
    --------          --------------    --------------     -------------
Richard D. Ellison      11,029,392         104,625        November 13, 2002
Edward G. Jepsen        11,029,392         104,625        November 13, 2002
Edward W. Large         11,029,392         104,625        November 13, 2002
J. Jeffrey McNealey     11,029,392         104,625        November 13, 2002

The shareholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2002. The proposal was adopted as 10,763,592 shares voted for, 13,905 shares voted against and 356,522 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits --

         15       Letter re: unaudited interim financial information

         99       Report of Independent Accountants

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K --

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



                                           TRC COMPANIES, INC.



September 27, 2002          by:     /s/  John W. Hohener
                               -----------------------------------------------
                                          John W. Hohener
                             Senior Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Richard D. Ellison, certify that:

1. I have reviewed this quarterly report on Form 10Q/A for the quarterly period ended December 31, 2001 of TRC Companies, Inc.;

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

Date: September 27, 2002


/s/ RICHARD D. ELLISON
-------------------------
    Richard D. Ellison
  Chief Executive Officer


I, John W. Hohener, certify that:

1. I have reviewed this quarterly report on Form 10Q/A for the quarterly period ended December 31, 2001 of TRC Companies, Inc.;

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

Date: September 27, 2002


/s/ JOHN W. HOHENER
-------------------------
    John W. Hohener
 Chief Financial Officer