Form 10-Q/A
period 2002-03-31
TRC COMPANIES INC /DE/
filed 2002-09-27
CIK 103096

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


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      06-0853807
----------------------------------------          -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)


         5 WATERSIDE CROSSING
         WINDSOR, CONNECTICUT                              06095
----------------------------------------          -------------------------
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

                          QUARTER ENDED MARCH 31, 2002

PART I - FINANCIAL INFORMATION

This amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is being filed to adjust the condensed consolidated financial statements as previously filed on May 15, 2002. In order to preserve the nature and character of the disclosures set forth in such items as previously filed, no attempt has been made in this amendment to update such disclosures other than adjustments for the Company's 3 for 2 stock split effective March 2002. Except as required to reflect the effects of the adjustments, all information contained in this amendment is stated as of the date of the original filing. For additional information regarding the adjustments, see Note 12 to Notes to Condensed Consolidated Financial Statements

      Item 1.    Condensed Consolidated Financial Statements:

                 Consolidated Statements of Operations for the three and nine months ended
                      March 31, 2002 (as adjusted) and 2001..................................................  3

                 Condensed Consolidated Balance Sheets at March 31, 2002 (as adjusted)
                      and June 30, 2001......................................................................  4

                 Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 (as adjusted) and 2001............................................  5

                 Notes to Condensed Consolidated Financial Statements........................................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................. 13

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................. 18


PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 18


SIGNATURE.................................................................................................... 20

CERTIFICATIONS............................................................................................... 21

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                          March 31,                    March 31,
                                                ------------------------        ------------------------
(in thousands, except per share amounts)             2002         2001               2002        2001
                                                -------------   --------        ------------    ---------
                                                (as adjusted)                   (as adjusted)
GROSS REVENUE                                      $ 72,193     $ 47,305          $ 195,283     $128,834
  Less subcontractor costs
    and direct charges                               23,333       15,243             65,293       40,935
                                                   --------     --------          ---------     --------
NET SERVICE REVENUE                                  48,860       32,062            129,990       87,899
                                                   --------     --------          ---------     --------
OPERATING COSTS AND EXPENSES:
  Cost of services                                   39,743       26,031            106,224       71,391
  General and administrative expenses                 1,320          990              3,723        2,815
  Depreciation and amortization (note 2)                833          916              2,259        2,607
                                                   --------     --------          ---------     --------
                                                     41,896       27,937            112,206       76,813
                                                   --------     --------          ---------     --------
INCOME FROM OPERATIONS                                6,964        4,125             17,784       11,086

Interest expense                                        263          343                880        1,237
                                                   --------     --------          ---------     --------
INCOME BEFORE TAXES                                   6,701        3,782             16,904        9,849

Federal and state income tax provision                2,563        1,437              6,466        3,682
                                                   --------     --------          ---------     --------
NET INCOME                                            4,138        2,345             10,438        6,167

Dividends and accretion charges
  on preferred stock                                    178         --                  203         --
                                                   --------     --------          ---------     --------
NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                              $  3,960     $  2,345           $ 10,235     $  6,167
                                                   ========     ========           ========     ========

EARNINGS PER SHARE (NOTE 3):
  Basic                                            $   0.32     $   0.21            $  0.86     $   0.57
  Diluted                                              0.29         0.19               0.78         0.52
                                                   ========     ========           ========     ========

AVERAGE SHARES OUTSTANDING (NOTE 3):
  Basic                                              12,320       10,971             11,866       10,773
  Diluted                                            14,086       12,146             13,364       11,790
                                                   ========     ========           ========     ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,      June 30,
(in thousands, except share data)                                                  2002           2001
                                                                              --------------   -----------
                                                                              (as adjusted
                                                                             and unaudited)
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   3,089      $     851
  Accounts receivable, less allowance for doubtful accounts (note 4)                86,116         61,090
  Insurance recoverable - environmental remediation (note 6)                         2,005          4,055
  Deferred income tax benefits                                                       2,410          1,882
  Prepaid expenses and other current assets                                          2,334          1,353
                                                                                 ---------      ---------
                                                                                    95,954         69,231
                                                                                 ---------      ---------
PROPERTY AND EQUIPMENT, AT COST                                                     34,887         28,913
  Less accumulated depreciation and amortization                                    20,851         19,075
                                                                                 ---------      ---------
                                                                                    14,036          9,838
                                                                                 ---------      ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION (NOTE 7)                                  77,205         38,943
                                                                                 ---------      ---------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                             5,517          5,134
                                                                                 ---------      ---------
LONG-TERM INSURANCE RECEIVABLE (NOTES 4 AND 5)                                       4,760          2,046
                                                                                 ---------      ---------
LONG-TERM INSURANCE RECOVERABLE - ENVIRONMENTAL REMEDIATION (NOTE 6)                 1,237          2,011
                                                                                 ---------      ---------
OTHER ASSETS                                                                         1,070            469
                                                                                 ---------      ---------
                                                                                 $ 199,779      $ 127,672
                                                                                 =========      =========
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of debt                                                        $     462      $     368
  Accounts payable                                                                  12,748          7,821
  Accrued compensation and benefits                                                 10,598          7,734
  Billings in advance of revenue earned (note 8)                                     6,193         10,752
  Environmental remediation liability (note 6)                                       1,866          5,635
  Income taxes payable                                                               1,964          3,647
  Other accrued liabilities                                                          5,777          1,266
                                                                                 ---------      ---------
                                                                                    39,608         37,223
                                                                                 ---------      ---------
NONCURRENT LIABILITIES:
  Long-term debt (note 9)                                                           26,100         14,637
  Deferred income taxes                                                              8,405          3,826
  Long-term environmental remediation liability (note 6)                             1,237          2,011
                                                                                 ---------      ---------
                                                                                    35,742         20,474
                                                                                 ---------      ---------
MANDATORILY REDEEMABLE PREFERRED STOCK (NOTE 10)                                    14,605           --
                                                                                 ---------      ---------
SHAREHOLDERS' EQUITY:
  Capital stock (note 11):
    Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued               --             --
    Common, $.10 par value; 30,000,000 shares authorized, 13,289,986 shares
      issued at March 31, 2002 and 12,122,967 shares issued at June 30, 2001         1,329          1,212
  Additional paid-in capital                                                        77,251         47,608
  Note receivable                                                                     (146)          --
  Retained earnings                                                                 34,287         24,052
                                                                                 ---------      ---------
                                                                                   112,721         72,872
  Less treasury stock, at cost                                                       2,897          2,897
                                                                                 ---------      ---------
                                                                                   109,824         69,975
                                                                                 ---------      ---------
                                                                                  $199,779       $127,672
                                                                                 =========      =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                             ----------------------------
(in thousands)                                                                  2002              2001
                                                                             -------------    -----------
                                                                             (as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 10,438      $  6,167
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                2,259         2,607
      Change in deferred taxes and other non-cash items                             (259)          317
      Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable                                                      (3,557)       (4,971)
         Long-term insurance receivable                                           (2,714)       (2,650)
         Insurance recoverable (current and long-term)                             2,824         3,097
         Prepaid expenses and other current assets                                   (96)         (387)
         Accounts payable                                                          2,402           374
         Accrued compensation and benefits                                           292         1,889
         Billings in advance of revenue earned                                    (4,573)        8,124
         Environmental remediation liability (current and long-term)              (4,543)       (3,090)
         Income taxes payable                                                       (862)        2,131
         Other accrued liabilities                                                  (701)         (782)
                                                                                --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            910        12,826
                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                             (2,970)       (4,076)
  Investments in and advances to unconsolidated affiliates                        (1,117)       (3,314)
  Acquisition of businesses, net of cash received                                (14,022)       (1,614)
  Decrease in other assets, net                                                        5            56
                                                                                --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                            (18,104)       (8,948)
                                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of issuance costs                              14,581          --
  Net borrowings (repayments) of long-term obligations                             3,886        (5,800)
  Proceeds from exercise of stock options and warrants                               974         1,264
  Cash payment in lieu of fractional shares on stock split                            (9)         --
                                                                                --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               19,432        (4,536)
                                                                                --------      --------
INCREASE (DECREASE) IN CASH                                                        2,238          (658)
Cash and cash equivalents, beginning of period                                       851         1,566
                                                                                --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  3,089      $    908
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

       With respect to the unaudited financial information of TRC Companies, Inc. for the three and nine months ended March 31, 2002 and 2001, included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 8, 2002, except as to Note 12, for which the date is August 26, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

       The table below shows the effect on net income had SFAS 142 been adopted in prior periods.

                                                       Three Months Ended             Nine Months Ended
                                                             March 31,                      March 31,
                                                        2002           2001             2002         2001
                                                       ------         ------           ------       ------
NET INCOME:
Reported net income                                     $4,138         $2,345          $10,438      $ 6,167
Add back:  goodwill amortization (net of taxes)            --             293              --           687
                                                        ------         ------           ------       ------
Adjusted net income                                     $4,138         $2,638          $10,438      $ 6,854
                                                        ======         ======          =======      =======

BASIC EARNINGS PER SHARE:
Reported basic earnings per share                       $ 0.32         $ 0.21          $  0.86       $ 0.57
Add back:  goodwill amortization (net of taxes)            --            0.02              --          0.06
                                                        ------         ------           ------       ------
Adjusted basic earnings per share                       $ 0.32         $ 0.23          $  0.86       $ 0.63
                                                        ======         ======          =======      =======

DILUTED EARNINGS PER SHARE:
Reported diluted earnings per share                     $ 0.29         $ 0.19          $  0.78       $ 0.52
Add back:  goodwill amortization (net of taxes)            --            0.02              --          0.06
                                                        ------         ------           ------       ------
Adjusted diluted earnings per share                     $ 0.29         $ 0.21          $  0.78       $ 0.58
                                                        ======         ======          =======      =======

3. For purposes of computing Diluted Earnings per Share the Company uses the treasury stock method. Additionally, when computing dilution related to the Preferred Stock, conversion is assumed as of the beginning of the period. The following table sets forth the computations of Basic and Diluted Earnings per Share:

                                                         Three Months Ended     Three Months Ended
                                                              March 31,             March 31,
                                                         2002       2002        2001        2001
                                                       -------     -------     -------     -------
                                                       Diluted      Basic      Diluted      Basic
                                                       -------     -------     -------     -------
Net income                                             $ 4,138     $ 4,138     $ 2,345     $ 2,345
Dividends and accretion charges on preferred stock        --           178        --          --
                                                       -------     -------     -------     -------
Net income available to common shareholders            $ 4,138     $ 3,960     $ 2,345     $ 2,345
                                                       =======     =======     =======     =======
Weighted average common shares outstanding              12,320      12,320      10,971      10,971
Potential common shares:
  Stock options and warrants                             1,230        --         1,175        --
  Convertible preferred stock                              536        --          --          --
                                                       -------     -------     -------     -------
Total potential common shares                           14,086      12,320      12,146      10,971
                                                       -------     -------     -------     -------
Earnings per share                                     $  0.29     $  0.32     $  0.19     $  0.21
                                                       =======     =======     =======     =======

                                                         Nine Months Ended     Nine Months Ended
                                                              March 31,             March 31,
                                                         2002       2002        2001        2001
                                                       -------     -------     -------     -------
                                                       Diluted      Basic      Diluted      Basic
                                                       -------     -------     -------     -------
Net income                                             $10,438     $10,438     $ 6,167     $ 6,167
Dividends and accretion charges on preferred stock        --           203        --          --
                                                       -------     -------     -------     -------
Net income available to common shareholders            $10,438     $10,235     $ 6,167     $ 6,167
                                                       =======     =======     =======     =======
Weighted average common shares outstanding              11,866      11,866      10,773      10,773
Potential common shares:
  Stock options and warrants                             1,291        --         1,017        --
  Convertible preferred stock                              207        --          --          --
                                                       -------     -------     -------     -------
Total potential common shares                           13,364      11,866      11,790      10,773
                                                       -------     -------     -------     -------
Earnings per share                                     $  0.78     $  0.86     $  0.52     $  0.57
                                                       =======     =======     =======     =======

4. The current portion of Accounts Receivable at March 31, 2002 and June 30, 2001 is comprised of the following:

                                                                March 31,          June 30,
                                                                   2002              2001
                                                              ---------------   ----------------
                                                               (Unaudited)
       Amounts billed                                               $ 52,879           $ 35,758
       Unbilled costs                                                 36,337             27,677
       Retainage                                                       2,748              1,939
                                                              ---------------   ----------------
                                                                      91,964             65,374
       Less allowance for doubtful accounts                            5,848              4,284
                                                              ---------------   ----------------
                                                                    $ 86,116           $ 61,090
                                                              ===============   ================

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

7. On October 15, 2001, the Company completed the acquisition of the SITE-Blauvelt group of companies ("SITE"). SITE is a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states. The purchase price of $22,940 (after closing adjustments but before contingent consideration) consisted of approximately 870 shares of the Company's common stock and resulted in Goodwill of $18,958 being recorded in accordance with SFAS 141. Additionally, intangible assets acquired were recorded and are immaterial to the Company's financial condition. The significant assets and liabilities acquired were Accounts Receivable of $16,712, Debt of $5,663 and Deferred Income Tax Liabilities of $5,952. The Company may make additional payments if certain financial goals are achieved in each of the next three years. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS 141.

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

                                                    Nine Months Ended
                                                        March 31,
       (Unaudited)                               2002              2001
                                               --------          --------
       Net service revenue                     $149,077          $132,715
                                               --------          --------
       Net income                              $ 11,768          $  7,855
                                               --------          --------
       Earnings per share - diluted            $   0.86          $   0.62
                                               ========          ========

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

10. On December 19, 2001 the Company completed a private placement of $15,000 of a newly designated class of Preferred Stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher") of New York City. The Preferred Stock is convertible into the Company's common stock at a conversion price of $37.66 per share. The Company also granted Fletcher the right, commencing on December 15, 2002 and ending on December 14, 2003, to purchase up to $10,000 of one or more additional series of Preferred Stock under similar terms and conditions. The Preferred Stock issued to Fletcher has a five-year term with a 4% annual dividend, which is payable at the Company's option in either cash or common stock. The Company will have the right to redeem the Preferred Stock for cash once the price of its common stock reaches certain predetermined levels. Following 48 months of issuance, the Preferred Stock is redeemable by Fletcher in common stock. On the five-year expiration date, any shares of Preferred Stock still outstanding are to be mandatorily redeemed, at the Company's option, in either cash or shares of common stock. The Preferred Stock was recorded net of issuance costs of $419.

11. On February 6, 2002, the Company announced a 3-for-2 stock split of its common stock. The additional shares were distributed on March 5, 2002 in the form of a 50% stock dividend to shareholders of record on February 19, 2002. The accompanying financial statements and notes thereto have been adjusted to reflect the stock split.

12. The Company is amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. In the previously reported operating results for the quarter and nine months ended March 31, 2002, the Company recognized revenue totaling $1,434, representing environmental work performed for a newly formed company (customer), the principals of which the company had successfully worked with in the past. This customer is currently unable to pay for the services provided, but has entered into an agreement to pay, or as an alternative, to allow the Company to participate in the project on which those services were performed. Because this customer may not have had sufficient substance to pay at the time the work was performed, the manner in which this transaction was initially accounted for has been adjusted. As a result, the previously reported quarterly and nine month results have been adjusted to reflect the reversal of the revenue recorded on this project. Of the total amount reversed, $1,391 was recorded in the quarter ended December 31, 2001 and $43 was recorded in the quarter ended March 31, 2002.

       Also, as a 60% owner of a recently formed energy services business joint venture, the Company had included 60% of the joint venture's start-up losses in the Company's operating results. However, it was determined that since the Company had funded all of the joint venture's costs, it should report 100% of the losses.

       In addition, a $146 loan extended to an officer of the Company in connection with the exercise of an expiring stock option has been reclassified as part of shareholders' equity.

       The effects of these adjustments on the previously reported three and nine month operating results are as follows:

                                             Three Months Ended                    Nine Months Ended
                                               March 31, 2002                       March 31, 2002
                                       --------------------------------   ------------------------------------
                                             As                                 As
                                         previously           As            previously              As
                                          reported         adjusted          reported            adjusted
                                       ---------------  ---------------   ----------------    ----------------
       Gross revenue                          $72,236          $72,193           $196,717            $195,283
                                       ---------------  ---------------   ----------------    ----------------
       Net service revenue                     48,903           48,860            131,424             129,990
                                       ---------------  ---------------   ----------------    ----------------
       Operating income                         7,081            6,964             19,352              17,784
                                       ---------------  ---------------   ----------------    ----------------
       Net income                               4,210            4,138             11,407              10,438
                                       ---------------  ---------------   ----------------    ----------------
       Earnings per share:
            Basic                             $  0.33          $  0.32            $  0.94             $  0.86
            Diluted                              0.30             0.29               0.85                0.78
                                       ---------------  ---------------   ----------------    ----------------

       The effects of these adjustments on the previously reported balance sheets are as follows:

                                                                                     March 31, 2002
                                                                          -------------------------------------
                                                                                As
                                                                            previously               As
                                                                             reported             adjusted
                                                                          ----------------    -----------------
       Current assets                                                            $ 97,535            $  95,954
                                                                          ----------------    -----------------
       Investments and advances to unconsolidated affiliates                        5,901                5,517
                                                                          ----------------    -----------------
       Current liabilities                                                         40,316               39,608
                                                                          ----------------    -----------------
       Noncurrent liabilities                                                      35,884               35,742
                                                                          ----------------    -----------------
       Shareholders' equity                                                       110,939              109,824
                                                                          ----------------    -----------------

The effects of these adjustments had no impact on net cash provided by operating activities.

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

RESULTS OF OPERATIONS

The Company derives its revenue from fees for providing engineering and consulting services. The types of contracts with our customers and the approximate percentage of net service revenue for the nine months ended March 31, 2001 from each contract type are as follows:

     o  Time and material                           51%
     o  Fixed price or lump sum                     32%
     o  Cost-type with various fee arrangements     17%

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

The following table presents the percentage relationships of certain items in the consolidated statements of operations to NSR:

                                                       Three Months Ended             Nine Months Ended
                                                            March 31,                     March 31,
                                                        2002            2001           2002           2001
                                                    ----------     -----------    -----------    -----------
NET SERVICE REVENUE (NSR)                               100.0 %         100.0 %        100.0 %        100.0 %
                                                    ----------     -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
     Cost of services                                    81.3            81.2           81.7           81.2
     General and administrative expenses                  2.7             3.1            2.9            3.2
     Depreciation and amortization                        1.7             2.8            1.7            3.0
                                                    ----------     -----------    -----------    -----------
INCOME FROM OPERATIONS                                   14.3            12.9           13.7           12.6
Interest expense                                          0.6             1.1            0.7            1.4
                                                    ----------     -----------    -----------    -----------
INCOME BEFORE TAXES                                      13.7            11.8           13.0           11.2
Federal and state income tax provision                    5.2             4.5            5.0            4.2
                                                    ----------     -----------    -----------    -----------
NET INCOME                                                8.5             7.3            8.0            7.0
Dividends and accretion charges
      on preferred stock                                  0.4             --              .1            --
                                                    ----------     -----------    -----------    -----------
NET INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                                  8.1 %           7.3 %          7.9 %          7.0 %
                                                    ==========     ===========    ===========    ===========

The year-to-year NSR growth trend realized for each of the past 19 quarters has continued for the three months ended March 31, 2002. NSR increased by 52% to $48.9 million, compared to $32.1 million in the same period last year. For the nine months ended March 31, 2002, NSR increased by 48% to $130 million, compared to $87.9 million in the same period last year.

NSR from acquired companies is considered part of acquisition growth during the twelve months from the date acquired. Approximately 87% and 74% of the NSR growth for the three and nine month periods, respectively, was from acquisitions, while as discussed below operating income growth for these same periods was greatest from organic (existing business) activities. These characteristics are due to:

     o The relatively larger size of the two recently acquired companies, compared to the Company's typical smaller size acquisitions.

     o The seasonality of the largest acquisition (SITE-Blauvelt), which added significant NSR with relatively small operating income during the winter period.

     o Increased margins provided by the Company's organic business activities.

Management's goal continues to be to provide a reasonable balance between organic and acquisition growth over a several year period.

Cost of Services increased 53% and 49% on a year-to-year basis during the three and nine month periods, respectively, as a direct result of the Company's increased revenues. However, as a percentage of NSR, Cost of Services increased from 81.2% to 81.3% and 81.2% to 81.7% on a year-to-year basis during the three and nine month periods, respectively. These increases were attributable to the SITE acquisition, which currently requires a larger percentage of cost of services for each net service revenue dollar generated, when compared to the Company as a whole.

General and Administrative Expenses (G&A) increased approximately 33% and 32% on a year-to-year basis during the three and nine month periods, respectively, primarily from additional costs required to support the Company's growth. However, as a percentage of NSR, G&A expenses decreased from 3.1% to 2.7% and 3.2% to 2.9% on a year-to-year basis during the three and nine month periods, respectively. These decreases are due to the Company's ability to obtain and manage the increased revenue without adding a proportional amount of overhead. This decrease results in higher margins for all services performed.

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

Income from Operations increased from approximately $4.1 million to $7 million (69%) during the three month period and from approximately $11.1 million to $17.8 million (60%) during the nine month period as compared to the same periods in the prior year. Approximately 54% and 57% of the increase for the three and nine month periods, respectively, was from organic growth. The remaining 46% and 43% of the Income from Operations growth was from acquisitions completed during the past twelve months. The improvement in operating income performance was primarily due to:


     o   The Company's focus toward higher margin, economically driven markets;

     o   The growth in revenue, without comparable increases in overhead; and

     o   The favorable impact resulting from the adoption of SFAS 142.

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

Cash flow from operating activities was $3.5 million for the three months ended March 31, 2002. Management expects that a similar result will be realized for the fourth fiscal quarter.

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

Operating cash flows are also increased by noncash charges for Depreciation and Amortization ($2.3 million for the nine month period ended March 31, 2002), and typically decreased by Accounts Receivable associated with the Company's revenue growth ($3.6 million for the nine month period). Over time, operating cash flows can be either increased or decreased by changes in the Long-Term Insurance Receivable. For the nine month period, operating cash flows decreased by the $2.7 million increase in the Long-Term Insurance Receivable. Overall Accounts Receivable and Long-Term Receivable characteristics for the Company are discussed in the following paragraphs.

Accounts Receivable includes both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the reporting period. The magnitude of the Accounts Receivable for a professional services company is typically evaluated as days sales outstanding (DSO), which is calculated by dividing both current and long-term receivables by the most recent six months average daily Gross Revenue, adjusted to include Gross Revenue from acquired entities to the extent it is not already included in the Company's Gross Revenue. At March 31, 2002, the Company's DSO was approximately 114 days. DSO would have been 108 days at March 31, 2002 if the SITE acquisition were excluded from the calculation. This compares favorably to DSO of 112 days at June 30, 2001. Management's long-term goal is to reduce DSO to 100-105 days.

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

Financing activities provided cash of approximately $19.4 million during the nine months ended March 31, 2002 to support operating and investing activities. The private placement of a new class of preferred stock on December 19, 2001, provided $14.6 million (net of issuance costs) and the remaining $4.8 million was primarily provided by net borrowings from the Company's credit facilities. During the same period, cash increased from $.9 million at June 30, 2001 to $3.1 million at March 31, 2002.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The standard provides guidance on the accounting for the impairment or disposal of long-lived assets and is effective July 1, 2002 for the

Company. The Company is currently reviewing the provisions of SFAS 144 to determine if and how it applies to the Company.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The standard provides guidance on the accounting for leases and amends other existing authoritative pronouncements and is generally effective July 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS 145 to determine if and how it applies to the Company.

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


                                         TRC COMPANIES, INC.


September 27, 2002                       by: /s/  John W. Hohener
                                            -----------------------------------
                                                  John W. Honener
                                            Senior Vice President and
                                              Chief Financial Officer
                                             (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Richard D. Ellison, certify that:

1. I have reviewed this quarterly report on Form 10Q/A for the quarterly period ended March 31, 2002 of TRC Companies, Inc.;

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

Date: September 27, 2002

/s/   RICHARD D. ELLISON
--------------------------------
      Richard D. Ellison
   Chief Executive Officer



I, John W. Hohener, certify that:

1. I have reviewed this quarterly report on Form 10Q/A for the quarterly period ended March 31, 2002 of TRC Companies, Inc.;

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

Date: September 27, 2002

/s/   JOHN W. HOHENER
--------------------------------
      John W. Hohener
   Chief Financial Officer