Form 10-K
period 2002-06-30
TRC COMPANIES INC /DE/
filed 2002-09-30
CIK 103096

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            06-0853807
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

           5 WATERSIDE CROSSING
           WINDSOR, CONNECTICUT                                     06095
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of the registrant's common stock held by non-affiliates on September 24, 2002 was approximately $197,100,000.

         On September 24, 2002, there were 12,652,184 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 22, 2002 are incorporated by reference into Part III of this Report.


===============================================================================

                               TRC COMPANIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                         FISCAL YEAR ENDED JUNE 30, 2002


                                     PART I


                                                                                                                    PAGE
                                                                                                                    ----
ITEM 1.        BUSINESS                                                                                              3
                  General                                                                                            6
                  Customers                                                                                          6
                  Marketing and Sales                                                                                6
                  Backlog                                                                                            6
                  Employees                                                                                          7
                  Competition                                                                                        7
                  Government Contracts                                                                               7
                  Regulatory Matters                                                                                 7
                  Patents, Trademarks and Licenses                                                                   7
                  Environmental and Other Considerations                                                             7
ITEM 2.        PROPERTIES                                                                                            7
ITEM 3.        LEGAL PROCEEDINGS                                                                                     8
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   8

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                 8
ITEM 6.        SELECTED FINANCIAL DATA                                                                               9
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                                                      9
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           15
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                          16
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                                              32

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                   32
ITEM 11.       EXECUTIVE COMPENSATION                                                                               32
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS                                                                   33
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                       33

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K                                       33
               SIGNATURES                                                                                           35
               CERTIFICATIONS                                                                                       36


                                     PART I

ITEM 1.       BUSINESS

TRC Companies, Inc. is a customer-focused company that creates and implements sophisticated and innovative solutions to the challenges facing America's environmental, energy and infrastructure markets. The Company is a leading provider of technical, financial, risk management and construction services to industry and government customers across the country. Traditionally, the Company's work was focused primarily on providing conventional technical services to commercial and government customers. In early 1998, new Company management initiated a growth plan focused on two key areas. First, while maintaining the traditional business, the Company planned to increase growth in economically driven markets. Secondly, it would provide higher value, "problem solving" services and elevate purchasing decisions in customer organizations from middle to senior management. This approach has resulted in a superior revenue and growth rate trend and has allowed the Company to continuously transform its services to suit the evolving needs of its customers. The Company currently provides services to the following areas:

ENVIRONMENTAL - The Company provides engineering, scientific and technical environmental services to customers through a national network of 72 offices. These services have been one of the Company's historic core strengths and serve as the foundation for the Company's higher growth Exit Strategy(R) program.

Environmental services provided by the Company include pollution control, waste management, auditing and assessment, permitting and compliance, design and engineering and natural and cultural resource management. The Company has particular expertise in air quality, emissions control and monitoring; in licensing new and expanded facilities; and in investigating and cleaning up environmentally impaired sites. While these services are generally required by the Company's customers for compliance with federal, state and local environmental laws, the Company is experiencing an increase in its business due to (i) the rehabilitation of older business processes to increase efficiency and productivity, (ii) mergers and acquisitions and the identification, quantification and resolution of environmental liabilities associated with past practices, and (iii) the redevelopment of former industrial properties to meet changing urban demographic patterns. The Company believes these economically motivated projects, as well as enforcement of environmental laws and regulations will continue to provide opportunities to expand and grow its traditional environmental business.

The Company's services in the environmental market generate large amounts of useful data that require customized information management systems. To meet this need, the Company assists its customers by analyzing their data management requirements and creating software and hardware solutions for cost-effective information management systems.

In 1996, the Company developed an exclusive, innovative method for its customers to outsource their environmental remediation activities to the Company. The Company's Exit Strategy program provides its customers with a cost-effective alternative to managing their non-core environmental remediation activities. This is especially attractive to customers in the following situations:

     o MERGERS, ACQUISITIONS AND DIVESTITURES - In typical transactions, neither buyer nor seller wishes to be responsible for existing environmental conditions of transferred assets. The Company solves this dilemma by identifying and quantifying the risk and then entering into a contract with both buyer and seller to complete the remediation.

     o DISCONTINUED OPERATIONS - When the Company's customers close facilities or purchase redundant facilities as part of a business transaction, they are faced with the environmental legacy of the property. By outsourcing the management of these responsibilities to the Company, our customers can re-allocate resources more effectively to on-going business operations.

     o MULTI-PARTY SUPERFUND SITES - By law, the cleanup of abandoned, environmentally impaired sites is the responsibility of those businesses that sent waste materials to the site during its period of operation. The typically inefficient and lengthy process of negotiating and managing these cleanups drives up the legal and administrative cost burden for the responsible parties. By taking sole responsibility for the site, the Company essentially eliminates the additional cost and expedites the schedule for cleanup.

     o BROWNFIELDS REAL ESTATE DEVELOPMENT - The redevelopment of commercially viable but environmentally contaminated property is commonly referred to as "brownfields" redevelopment. The Company has, on occasion, purchased contaminated property from its customers and is in the process of cleaning up these properties to increase their market value for eventual sale or redevelopment. The Company does not actively pursue these sites on its own but generally seeks a real estate development partner with experience in the local or regional real estate market.

Regardless of the type of Exit Strategy project undertaken, the Company completes a thorough due diligence process to understand and quantify the environmental condition of the property. The Company then designs a specific risk management plan to address the known and unknown risks. This plan includes insurance to adequately protect the Company and its customers from future risks. In most cases, the Company's insurer on these projects is the American International Group (AIG).

The Company is recognized as a leader in the Exit Strategy market, and expects the market for these projects will continue to grow. The Company has an experienced team of technical and management personnel to continue to develop these opportunities.

ENERGY / POWER - The Company has traditionally provided a variety of technical services to energy and electrical power customers through offices across the country. In 1998, the Company determined that changes in the energy industry would create substantial new demand for high quality, responsive services. Since that time, the Company has established a leadership position in supporting the licensing of large electric generating facilities and re-powering older plants in areas of the country with the highest demand for additional power.

The Company has substantially expanded its energy and power services to meet the growing demand and need for reliable energy. As discussed below, during this period, the Company has established a national capability for permitting, engineering and construction management services for the natural gas and electric transmission and distribution markets.

The proven long-term supplies of natural gas resulting from enhanced recovery technologies and new reservoir development is enabling industry to expand its use of this cleaner fuel source. This increased demand is in turn fostering expansion of the country's gas pipeline transmission system. The Company has one of the leading practices supporting this infrastructure expansion. The Company is also assisting customers who are developing a new generation of liquid natural gas (LNG) facilities that are expected to provide needed flexibility to meet peak demand cycles.

The electric transmission system serving the country has aged and is in need of upgrade over the coming years. The federal government initiative to balance power supply and demand more effectively through the multi-state regional transmission organizations is also creating a need for permitting and engineering services to upgrade the transmission and distribution grid. The Company's power delivery engineering and environmental groups are assisting the operators of the transmission grid in upgrading system capabilities to meet increases in demand, improve reliability, and integrate new sources of electric generation. These services are currently being developed on a national basis through a combination of key hires and small, strategically focused acquisitions.

Recognizing that the needs of users in high load demand areas cannot be met solely by new major generating plants or capital upgrades to the transmission grid, the Company has also expanded services into development and oversight of distributed generation projects and energy capacity management consulting. The Company is currently co-developing a number of distributed generation facilities located at host commercial office and manufacturing operations. In addition to maintaining a going-forward equity ownership position, the Company provides licensing, engineering and development management services for the facilities. This contribution of "turn-key" services is aimed toward solving special customer problems, allowing the Company to expand its ability to provide higher value services.

Most recently, the Company's financial transaction management group is becoming active in assisting customers interested in purchasing or selling energy assets. These transactions are becoming increasingly more frequent because of the benefits of having securitized assets and the need for capital in segments of the energy industry. The Company's services for these transactions include identifying available assets for transfer as well as site-related due diligence and environmental compliance services. Again, these evolving activities continually allow the Company to increase the overall value of its services.

INFRASTRUCTURE - The Company's infrastructure development markets are primarily targeted at: (1) the expanding need for capacity in geographic areas where the population is growing rapidly; and, (2) rehabilitative improvements of overburdened and deteriorating infrastructure systems. Investing in infrastructure projects continues to be a primary focus of government and industry due to these drivers. The Company's infrastructure market focus areas include:

     o TRANSPORTATION - Planning, design and construction management of road, bridge, rail, port and transit projects for public customers.

     o LAND DEVELOPMENT - Planning, design and construction management of development projects for municipal and private customers.

     o WATER/WASTEWATER TREATMENT - Planning, design and construction management for potable water and wastewater treatment facilities.

     o BUILDING SYSTEMS - Building automation systems design, central plant design, construction management and commissioning, facility energy management program implementation

     o SECURITY - Vulnerability assessment, engineering and structural improvements for public and private infrastructure facilities; design and implementation of security and surveillance systems.

     o INFORMATION MANAGEMENT - Technology strategy and planning, systems design and implementation for public and private sector customers.

Currently, much of the Company's infrastructure work is accomplished through conventional contracting. There is an increasing trend for customers to prefer design/build or privatization (outsourcing) contracts, and the Company is pursuing value-added contracting approaches. The Company's objective is to combine its technical, financial, and risk management capabilities as a suite of higher-margin, value-added services that enable the Company to capture larger projects with the potential for greater profitability.

At this time, it is not practicable to report net service revenue by the environmental, energy/power and infrastructure areas.

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


AES Enterprises                          Kinder Morgan                                 State Departments of
ASARCO                                   Lockheed Martin Corporation                        Transportation
BNSF                                     New York City                                        -   California
BP/Amoco                                    -   School Construction Authority                 -   New Jersey
Cisco Systems                               -   Department of Parks                           -   New York
City of Frisco, Texas                       -   Department of Transportation                  -   Pennsylvania
Connecticut Resources Recovery              -   Department of Transportation                  -   South Carolina
      Authority                          Pfizer                                               -   Virginia
Consolidated Edison                      PG & E National Energy Group                         -   West Virginia
Conoco Phillips                          Sentex Corporation                                   -   Texas
Duke Energy                              Sentex Corporation                            U. S. Government
El Paso Energy                           Sun Oil                                          -   DOD
Exxon/Mobil                              The Irvine Company                               -   EPA
Express Pipeline                         The Trump Organization                           -   FAA
General Electric                         Unocal
General Motors                           Waste Management
Hanson PLC


For fiscal 2002, 2001 and 2000, agencies of the federal government (principally the U.S. Environmental Protection Agency and the U. S. Department of Defense) accounted for 5%, 7% and 9%, respectively, of the Company's net service revenue. No customer represented 10% or more of the Company's net service revenue in any of those years.

MARKETING AND SALES

The Company believes that it attracts customers primarily on the basis of its reputation for providing value-added and cost-effective solutions to customer needs and its ability to respond to meet customer schedules. The marketing activities for the Company's services are generally conducted by senior professional staff members and executives (seller-doers) who are recognized experts in our business areas and regularly meet with existing and potential customers to obtain new business. These activities are typically conducted through the Company's network of regional resource centers for local customers and by market program leaders for national customers. In addition, corporate and subsidiary marketing departments coordinate representation at trade shows, prepare sales literature and develop and place advertising.

BACKLOG

At June 30, 2002, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $215 million, as compared to approximately $160 million at June 30, 2001. The Company expects that approximately 60% of this backlog will be completed in fiscal 2003. In addition to this net contract backlog, the Company holds open order contracts from various customers and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. While most contracts contain cancellation provisions, the Company is unaware of any material work included in backlog which will be canceled or delayed.

EMPLOYEES

As of June 30, 2002, the Company had approximately 2,000 full and part-time employees. Approximately 85% of these employees are primarily engaged in performing environmental, power and infrastructure engineering and consulting, financial, risk management, construction management and information management services for customers. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enables the Company to provide a diverse range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

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

However, the majority of the Company's work is repeat orders from long-term customers because the Company focuses on market areas where it can be a leading provider due to staff skills, reputation, financial strength and/or geographic presence. For example, the Company believes that it is one of the top two or three providers of permitting services for the large energy business. Further, the Company believes that it is the market leader in providing complete outsourcing of site remediation services through its Exit Strategy program.

GOVERNMENT CONTRACTS

The Company has contracts with agencies of the U.S. Government which are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1998. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on the Company's operating results, financial condition or cash flows.

REGULATORY MATTERS

The Company's businesses are subject to various rules and regulations at the federal, state and local government levels. The Company believes that it is in compliance with these rules and regulations. The Company has the appropriate licenses to bid and perform work in the locations in which it operates. The Company has not experienced any significant limitations on its business as a result of regulatory, bonding or insurance requirements. The Company does not believe any changes in law or changes in industry practice would limit bidding on future projects.

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

ITEM 2.       PROPERTIES

The Company provides its services through a network of 72 offices located nationwide. The Company leases approximately 502,000 square feet of office and commercial space to support these operations. These leased properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy projects, affiliates of the Company have taken title to sites on which those activities are being performed.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "TRR". The following table sets forth the high and low per share prices for the common stock for the fiscal years ended June 30, 2002 and 2001 as reported on the New York Sock Exchange. The prices have been adjusted to reflect, on a retroactive basis, the three for two stock split completed in March 2002.


                                      Fiscal 2002          Fiscal 2001
                                     --------------       --------------
                                      High     Low         High     Low
                                     ------  ------       ------  ------
First Quarter                        $31.10  $19.47       $11.83  $ 7.09
Second Quarter                        37.33   24.09        12.92    9.92
Third Quarter                         33.50   21.47        22.26   12.33
Fourth Quarter                        28.75   19.20        37.66   17.27


On September 24, 2002, there were approximately 5,100 holders of the Company's common stock, of which 331 were shareholders of record.

To date the Company has not paid any cash dividends on its common stock. The payment of dividends in the future will be subject to the financial condition, capital requirements and earnings of the Company. However, future earnings are expected to be used for expansion of the Company's operations, and cash dividends are not likely for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table provides summarized information with respect to the operations of the Company.


(in thousands, except per share data)
STATEMENTS OF OPERATIONS, YEARS ENDED JUNE 30,        2002          2001          2000         1999          1998 (1)
----------------------------------------------------------------------------------------------------------------------
GROSS REVENUE                                        $269,524     $181,473      $117,131     $ 78,223      $ 72,570
   Less subcontractor costs and direct charges         89,449       57,271        32,323       20,890        19,861
                                                  ------------- ------------- ------------ ------------  ------------
NET SERVICE REVENUE                                   180,075      124,202        84,808       57,333        52,709
                                                  ------------- ------------- ------------ ------------  ------------
OPERATING COSTS AND EXPENSES:
   Cost of services                                   145,263      100,587        70,619       48,073        45,120
   General and administrative expenses                  5,151        3,909         2,991        2,462         2,451
   Depreciation and amortization                        3,457        3,771         2,917        2,468         2,702
                                                  ------------- ------------- ------------ ------------  ------------
                                                      153,871      108,267        76,527       53,003        50,273
                                                  ------------- ------------- ------------ ------------  ------------
INCOME FROM OPERATIONS                                 26,204       15,935         8,281        4,330         2,436
Interest expense                                        1,136        1,541         1,024          507           725
                                                  ------------- ------------- ------------ ------------  ------------
INCOME BEFORE TAXES                                    25,068       14,394         7,257        3,823         1,711
Federal and state income tax provision                  9,588        5,409         2,613        1,376           650
                                                  ------------- ------------- ------------ ------------  ------------
NET INCOME                                             15,480        8,985         4,644        2,447         1,061
Dividend and accretion charges
   on preferred stock                                     377          -             -            -             -
                                                  ------------- ------------- ------------ ------------  ------------
NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                              $ 15,103     $  8,985      $  4,644     $  2,447      $  1,061
                                                  ============= ============= ============ ============  ============
EARNINGS PER COMMON SHARE:
   Basic                                             $   1.26     $   0.83      $   0.45     $   0.24      $   0.11
   Diluted                                               1.14         0.75          0.43         0.24          0.11
                                                  ============= ============= ============ ============  ============
AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                               12,025       10,854        10,268       10,173        10,073
   Diluted                                             13,571       11,934        10,785       10,259        10,089
                                                  ============= ============= ============ ============  ============
CASH DIVIDENDS DECLARED PER COMMON SHARE                 None         None          None         None          None
                                                  ============= ============= ============ ============  ============
BALANCE SHEETS AT JUNE 30,
   Total assets                                      $205,857     $127,672      $ 94,208     $ 66,072      $ 61,604
                                                  ------------- ------------- ------------ ------------  ------------
   Debt                                                24,353       15,005        21,300        7,900         7,500
                                                  ------------- ------------- ------------ ------------  ------------
   Redeemable preferred stock                          14,603           -            -            -             -
                                                  ------------- ------------- ------------ ------------  ------------
   Shareholders' equity                               116,949       69,975        54,448       46,988        44,455
                                                  ============= ============= ============ ============  ============


(1)Includes results of the Company's instrumentation business that was sold in July 1998. The sale resulted in a gain that was not material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors. See the discussion in "Forward-Looking Statements" below.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. The Company's accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company's consolidated financial statements and are the policies which are most critical in the portrayal of the Company's financial position and results of operations:

Long-Term Contracts: Revenue on long-term fixed price contracts is recognized using the efforts expended percentage-of-completion method of accounting. This method of revenue recognition requires the Company to prepare estimates of costs to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies, such as potential variances in schedule and labor and other contract costs, liability claims, contract disputes or achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined.

Allowance for doubtful accounts: Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income taxes: At June 30, 2002, the Company had approximately $2.6 million of deferred income tax benefits. The realization of a portion of these benefits is dependent on the Company's estimates of future taxable income and its tax planning strategies. Management believes that sufficient taxable income will be earned in the future to realize deferred income tax benefits, accordingly, no valuation allowance has been provided. Additionally, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Business Acquisitions: Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date. At June 30, 2002, the Company had approximately $81.4 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of the Company's "reporting unit," as defined by SFAS 142. Management completed this assessment during the second quarter of fiscal 2002 based on the best information available as of the date of assessment and determined that no impairment existed. There can be no assurance that future events will not result in impairments of goodwill or other assets.

RESULTS OF OPERATIONS

The Company derives its revenue from fees for providing engineering and consulting services. The types of contracts with our customers and the approximate percentage of net service revenue for the year ended June 30, 2002 from each contract type are as follows:

     o        Time and material                          51%
     o        Fixed price or lump sum                    31%
     o        Cost-type with various fee arrangements    18%

In the course of providing its services, the Company routinely subcontracts drilling, laboratory analyses, construction equipment and other services. These costs are passed directly through to customers and, in accordance with industry practice, are included in gross revenue. Because subcontractor costs and direct charges can vary significantly from project to project, the Company considers net service revenue (NSR), which is gross revenue less subcontractor costs and direct charges, as its primary measure of revenue growth.

The following table presents the percentage relationships of items in the consolidated statements of operations to net service revenue:


Years ended June 30,                                                 2002            2001           2000
-------------------------------------------------------------------------------------------------------------
NET SERVICE REVENUE                                                     100.0%          100.0%         100.0%
                                                                 -------------   -------------   ------------
OPERATING COSTS AND EXPENSES:
 Cost of services                                                       80.7            81.0           83.3
 General and administrative expenses                                     2.8             3.2            3.5
 Depreciation and amortization                                           1.9             3.0            3.4
                                                                 -------------   -------------   ------------
INCOME FROM OPERATIONS                                                  14.6            12.8            9.8
Interest expense                                                         0.7             1.2            1.2
                                                                 -------------   -------------   ------------
INCOME BEFORE TAXES                                                     13.9            11.6            8.6
Federal and state income tax provision                                   5.3             4.4            3.1
                                                                 -------------   -------------   ------------
NET INCOME                                                               8.6             7.2            5.5
Dividends and accretion charges
 on preferred stock                                                      0.2              -              -
                                                                 -------------   -------------   ------------
NET INCOME AVAILABLE
 TO COMMON SHAREHOLDERS                                                  8.4%            7.2%           5.5%
                                                                 =============   =============   ============

2002 COMPARED TO 2001

The revenue growth trend established in fiscal 1998 has continued for the fifth consecutive year. Gross revenue increased $88.1 million, or 48.5%, to an all time high of $269.5 million in fiscal 2002, from $181.5 million in fiscal 2001. Net service revenue increased $55.9 million, or 45%, to an all time high of $180.1 million in fiscal 2002, from $124.2 million in fiscal 2001. These increases were due to a combination of internal growth arising out of increased demand for the Company's services and the additional revenue from acquisitions made in fiscal 2002 and 2001.

NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired. Approximately 83% of the NSR growth for fiscal 2002 was from acquisitions, while as discussed below, operating income growth for fiscal 2002 was greater from organic (existing business) activities. These characteristics are due to:

     o The relatively larger size of the two recently acquired companies, compared to the Company's historically smaller size acquisitions.

     o The seasonality of the largest acquisition (SITE-Blauvelt), which added significant NSR with relatively small operating income during the winter period.

     o Increased margins provided by the Company's organic business activities.

Management's goal continues to be to provide a reasonable balance between organic and acquisition growth over a several year period. For example, operating income growth over the last three years has averaged 51% and 49%, respectively, between organic and acquisition activities.

Cost of services increased 44.4% in fiscal 2002 due to the increase in net service revenue.

General and administrative expenses (G&A) increased approximately 31.8% in fiscal 2002 primarily from additional costs necessary to support the Company's internal and acquisition growth. However, as a percentage of NSR, G&A expenses decreased from 3.2% in fiscal 2001 to 2.8% in fiscal 2002. This decrease is due to the Company's ability to generate and manage the increased revenue without adding a proportional amount of overhead, resulting in higher margins for all services performed.

Depreciation and amortization expense decreased approximately 8.3% in fiscal 2002. This decrease was primarily due to the Company's early adoption of SFAS 142, "Goodwill and Other Intangible Assets" on July 1, 2001. In accordance with SFAS 142, the Company no longer amortizes goodwill. The decrease associated with the adoption of SFAS 142, was, however, partially offset by an increase in depreciation expense primarily associated with acquisitions completed in fiscal 2002 and 2001.

Income from operations increased approximately 64.4% to $26.2 million in fiscal 2002, from $15.9 million in fiscal 2001. Additionally, the Company's operating income margin increased to 14.6% from 12.8% during the same period. Approximately 54% of the fiscal 2002 operating income growth increase was from organic activities. The remaining 46% of operating income growth was from acquisitions completed during the past twelve months. The favorable organic growth percentages reflect the Company's successful efforts to obtain higher margin revenue for its services. The improvement in operating income performance was primarily due to:

     o   The Company's focus toward higher margin, economically driven markets;

     o   The growth in revenue, without comparable increases in overhead; and

     o   The favorable impact resulting from the adoption of SFAS 142.

Interest expense decreased by approximately 26.3% in fiscal 2002 primarily due to lower average interest rates throughout the year. The Company's percentage of debt to capitalization ratio of 16% continues to remain relatively low, reflecting management's conservative debt philosophy.

The provision for federal and state income taxes reflects an effective rate of 38.3% in fiscal 2002 compared to an effective rate of 37.6% in fiscal 2001. This increase was primarily due to an increase in the federal income tax rate bracket as a result of the Company's income growth. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

2001 COMPARED TO 2000

The revenue growth trend established in fiscal 1998 continued for the fourth consecutive year. Gross revenue increased $64.3 million, or 55%, to $181.5 million in fiscal 2001, from $117.1 million in fiscal 2000. Net service revenue increased $39.4 million, or 47%, to $124.2 million in fiscal 2001, from $84.8 million in fiscal 2000. These increases were due to a combination of internal growth arising out of increased revenue from the Company's services including, as expected, revenue from the Exit Strategy and power markets, and the additional revenue from acquisitions made in fiscal 2001 and 2000. Internal growth provided approximately 60% of the increase in net service revenue in fiscal 2001, and the net service revenue from acquisitions represented approximately 40% of the increase. Net service revenue from acquired companies is considered part of acquisition growth during the first twelve months from the date acquired.

As a percentage of net service revenue, cost of services decreased to 81% in fiscal 2001, from 83.3% in fiscal 2000. This decrease contributed directly to an increase in income from operations as a percentage of net service revenue (operating margin), which increased from 9.8% last year to 12.8%. The increase in cost of services of approximately 42% in fiscal 2001 was primarily due to additional operating costs incurred to support the increase in net service revenue and additional operating costs associated with the businesses acquired in fiscal 2001 and 2000.

As a percentage of net service revenue, general and administrative expenses decreased from 3.5% in fiscal 2000, to 3.2% in fiscal 2001. This is a result of controlling overhead at a growth rate below that of revenue, and also contributes directly to an increase in income from operations as a percentage of net service revenue. The increase in general and administrative expenses of approximately 31% in fiscal 2001 was primarily from additional costs necessary to support the Company's internal and acquisition growth.

The decrease in depreciation and amortization expense as a percentage of net service revenue in fiscal 2001, as compared to fiscal 2000, also contributed to a higher operating margin. The increase in depreciation and amortization expense of approximately 29% in fiscal 2001, as compared to fiscal 2000, was primarily due to the additional goodwill amortization associated with businesses acquired in fiscal 2000 and the related additional purchase price payments comprised of cash and stock recorded in fiscal 2001 associated with those acquisitions and, to a lesser extent, the additional depreciation expense on equipment acquired through acquisitions.

Income from operations increased approximately 92% to $15.9 million in fiscal 2001, from $8.3 million in fiscal 2000. The continued improvement in operating performance was primarily due to the Company's focus toward higher margin, economically driven markets such as the Exit Strategy and power sectors and the growth in revenue without comparable increases in operating overhead. The fiscal 2001 growth in operating income was equally balanced between internal growth and growth from acquisitions.

Interest expense increased approximately 51% in fiscal 2001, as compared to fiscal 2000. This increase was primarily due to higher levels of average debt outstanding during the year to finance acquisitions completed in fiscal 2001 and 2000. The Company's percentage of debt to capitalization ratio continues to remain low, reflecting management's conservative philosophy.

The provision for federal and state income taxes reflects an effective rate of 37.6% in fiscal 2001, compared to 36% in fiscal 2000. This increase was primarily due to nondeductible goodwill amortization resulting from the acquisitions completed in fiscal 2001 and 2000. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts and the fact that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily relies on cash from operations and financing activities, including borrowings based upon the strength of its balance sheet, to fund operations. As discussed below, the cash generated from operations, the cash on hand at June 30, 2002 and available borrowings under the credit facility will be sufficient to meet the Company's cash requirements for currently anticipated activities. The Company's liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities and to reduce debt. Of particular importance in the management of liquidity are cash flows generated from operating activities, acquisitions, capital expenditure levels and an adequate bank line of credit.

Cash flows from operating activities were approximately $6.3 million in fiscal 2002, compared to $19.8 million last year. The decrease in year-to-year operating cash flows was primarily the result of changes in billings in advance of revenue earned, which fluctuate primarily depending on the number of new Exit Strategy contracts entered into during each year. Billings in advance of revenue earned primarily represents amounts collected in accordance with contractual terms in advance of when the work is performed on Exit Strategy contracts. These prepayments provide the Company with an advance source of cash for one to several years. During years when the amount of prepayments from new Exit Strategy contracts exceeds the amount of revenue recognized as work is performed on the contracts, billings in advance of revenue earned will increase and thereby provide operating cash flow. For instance, during fiscal 2001, the increase in billings in advance of revenue earned contributed $7.6 million towards the total cash provided by operating activities. However, during years when the amount of revenue recognized from work performed exceeds the amount of prepayments from new Exit Strategy contracts, billings in advance of revenue earned will decrease and reduce operating cash flow. During fiscal 2002, the decrease in billings in advance of revenue earned reduced operating cash flow by $4.2 million.

Operating cash flows are also increased by non-cash charges for depreciation and amortization ($3.5 million for the year ended June 30, 2002), and typically decreased by accounts receivable associated with the Company's revenue growth ($8.4 million for the year ended June 30, 2002). Also, over time, operating cash flows can be either increased or decreased by changes in the long-term insurance receivable. For the year ended June 30, 2002, operating cash flows decreased by the $1.6 million increase in the long-term insurance receivable. Overall accounts receivable and long-term receivable characteristics for the Company are discussed in the following paragraphs.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the fiscal year. The magnitude of the accounts receivable for a professional services company is typically evaluated as days sales outstanding (DSO), which is calculated by dividing both current and long-term receivables by the most recent six month average of daily gross revenue, adjusted to include gross revenue from acquired entities to the extent it is not already included in the Company's gross revenue. At June 30, 2002, the Company's DSO was approximately 116 days. DSO would have been 106 days at June 30,

2002 if the SITE acquisition was excluded from the calculation. This compares favorably to DSO of 112 days at June 30, 2001. Management's long-term goal is to reduce DSO to 100-105 days.

Funding and risk management for Exit Strategy projects is generally provided by a finite risk cost cap insurance policy issued by the Company's insurer, American International Group (AIG). The policy provides protection against potential increases in the cost of the projects. The Company generally receives the contract price as a prepayment from its customer and a substantial portion of that prepayment is deposited with AIG pursuant to the policy. AIG then pays the Company from the deposited funds as work is performed. The long-term insurance receivable is associated with amounts held by AIG for work performed but which are currently not yet payable under the terms of the policy. These amounts will be paid as the Company completes certain project milestones (e.g., completion of capital improvements). The effect on periodic operating cash flows will vary depending upon the mix of work performed but not yet payable and amounts reimbursed to the Company by AIG.

As a result of these factors, some periods will have a high operating cash flow to net income relationship. In others, this relationship will be lower. Over longer periods the effect should tend to be normalized with an overall positive operating cash flow trend.

Investing activities used cash of approximately $23.3 million during the year ended June 30, 2002, primarily consisting of $16.9 million for acquisitions and additional purchase price payments and approximately $4.6 million in capital expenditures for additional information technology and other equipment to support business growth.

Financing activities provided cash of approximately $17.7 million during the year ended June 30, 2002 to support operating and investing activities. The private placement of a new class of preferred stock in December, 2001, provided $14.6 million (net of issuance costs) and the remaining $3.1 million was primarily provided by net borrowings from the Company's credit facility and proceeds from the exercise of stock options and warrants. The Company has no off-balance sheet financing arrangements.

In March 2002, the Company entered into a new banking arrangement with Wachovia Bank, N.A. that provides a revolving credit facility of up to $40 million to support various short-term operating and investing activities. The initial availability under the facility was $32 million. In September 2002, the agreement was amended to increase the aggregate amount available to $40 million. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires. Borrowings under the agreement are collateralized by accounts receivable. The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends). At June 30, 2002, outstanding borrowings pursuant to the agreement were $23 million, at an average interest rate of 3.3%.

We expect that the cash generated from operations, the cash on hand at June 30, 2002 and available borrowings under the revolving credit facility will be sufficient to meet the Company's cash requirements for currently anticipated activities. If in the future the Company pursues acquisitions in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

NEW ACCOUNTING GUIDANCE

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No. 143, the Company will report, as appropriate, all legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and the normal operation of long-lived assets. The standard is effective July 1, 2002 for the Company. The impact of adoption is not expected to have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, but retains the fundamental provisions of SFAS No. 121 as well as sets new criteria for asset classifications and establishes a broader definition with respect to presentation of discontinued operations. The standard is effective July 1, 2002 for the Company. The impact of adoption is not expected to have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". The purpose of this standard is to rescind previously issued SFAS Nos. 4, 44 and 64, and to amend SFAS No. 13. SFAS Nos. 4 and 64 relates to reporting gains and losses from extinguishment of debt, SFAS No. 44 concerns accounting of intangible assets of motor carriers, and SFAS No. 13, "Accounting for Leases" was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the standard are effective for fiscal years beginning after May 15, 2002. The standard is effective July 1, 2002 for the Company. The impact of adoption is not expected to have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adoption is not expected to have a material impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as "may," "expects," "plans," "anticipates," "believes," estimates," or other words of similar import. You should consider statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, the availability and adequacy of insurance, including remediation cost cap insurance, the uncertainty of our operational and growth strategies, our ability to appropriately select and manage our acquisitions, continued regulatory enforcement, funding for and/or possible renegotiation of government projects, the level of demand for the Company's services, product acceptance, our ability to properly design and build remediation systems at environmental clean-up sites, our ability to complete projects in our backlog in a timely manner, industry-wide competitive factors, the ability to continue to attract and retain highly skilled and qualified personnel, and political, economic, or other conditions. Furthermore, market trends are subject to changes, which could adversely affect future results. Your special attention is drawn to the sections of the Company's other filings with the Securities and Exchange Commission relating to forward-looking statements. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's revolving credit agreement. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rate under the revolving credit facility would not have a material effect on the Company's operating results, financial condition or cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENTS:
        Report of Independent Accountants                                                            16
        Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000       17
        Consolidated Balance Sheets at June 30, 2002 and 2001                                        18
        Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000       19
        Consolidated Statements of Changes in Stockholders' Equity for the years ended
          June 30, 2002, 2001 and 2000                                                               20
        Notes to Consolidated Financial Statements                                                   21

FINANCIAL STATEMENT SCHEDULE:
        Schedule II - Valuation and Qualifying Accounts for the years ended June
        30, 2002, 2001 and 2000                                                                      31

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of TRC Companies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TRC Companies, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 4 and 5, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
August 26, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA


Years ended June 30,                                          2002             2001             2000
-----------------------------------------------------------------------------------------------------------
GROSS REVENUE                                               $269,524         $181,473         $117,131
    Less subcontractor costs and direct charges               89,449           57,271           32,323
                                                         ---------------- --------------- -----------------
NET SERVICE REVENUE                                          180,075          124,202           84,808
                                                         ---------------- --------------- -----------------
OPERATING COSTS AND EXPENSES:
    Cost of services                                         145,263          100,587           70,619
    General and administrative expenses                        5,151            3,909            2,991
    Depreciation and amortization                              3,457            3,771            2,917
                                                         ---------------- --------------- -----------------
                                                             153,871          108,267           76,527
                                                         ---------------- --------------- -----------------
INCOME FROM OPERATIONS                                        26,204           15,935            8,281
Interest expense                                               1,136            1,541            1,024
                                                         ---------------- --------------- -----------------
INCOME BEFORE TAXES                                           25,068           14,394            7,257
Federal and state income tax provision                         9,588            5,409            2,613
                                                         ---------------- --------------- -----------------
NET INCOME                                                    15,480            8,985            4,644
Dividends and accretion charges
    on preferred stock                                           377               -                -
                                                         ---------------- --------------- -----------------
NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                                     $ 15,103         $  8,985         $  4,644
                                                         ================ =============== =================
EARNINGS PER COMMON SHARE:
    Basic                                                   $   1.26         $   0.83         $   0.45
    Diluted                                                     1.14             0.75             0.43
                                                         ================ =============== =================
AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                     12,025           10,854           10,268
    Diluted                                                   13,571           11,935           10,785
                                                         ================ =============== =================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT PER SHARE DATA


As of June 30,                                                                              2002            2001
------------------------------------------------------------------------------------------------------------------------
                                            ASSETS
CURRENT ASSETS:
     Cash                                                                               $  1,615       $    851
     Accounts receivable, less allowance for doubtful accounts                            90,895         61,090
     Insurance recoverable - environmental remediation                                       478          4,055
     Deferred income tax benefits                                                          2,630          1,882
     Prepaid expenses and other current assets                                             2,100          1,353
                                                                                        --------------  --------------
                                                                                          97,718         69,231
                                                                                        --------------  --------------
PROPERTY AND EQUIPMENT:
    Furniture and equipment                                                               32,542         26,041
    Leasehold improvements                                                                 3,958          2,872
                                                                                        --------------  --------------
                                                                                          36,500         28,913
    Less accumulated depreciation and amortization                                        21,938         19,075
                                                                                        --------------  --------------
                                                                                          14,562          9,838
                                                                                        --------------  --------------
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $8,031                                       81,434         38,943
                                                                                        --------------  --------------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                   5,918          5,134
                                                                                        --------------  --------------
LONG-TERM INSURANCE RECEIVABLE                                                             3,627          2,046
                                                                                        --------------  --------------
LONG-TERM INSURANCE RECOVERABLE - ENVIRONMENTAL REMEDIATION                                1,262          2,011
                                                                                        --------------  --------------
OTHER ASSETS                                                                               1,336            469
                                                                                        --------------  --------------
                                                                                        $205,857        $127,672
                                                                                        ==============  ==============
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of debt                                                            $    465        $    368
     Accounts payable                                                                     13,480           7,821
     Accrued compensation and benefits                                                     9,560           7,734
     Income taxes payable                                                                  4,389           3,647
     Billings in advance of revenue earned                                                 6,576          10,752
     Environmental remediation liability                                                     374           5,635
     Other accrued liabilities                                                             4,998           1,266
                                                                                        --------------  --------------
                                                                                          39,842          37,223
                                                                                        --------------  --------------
NON-CURRENT LIABILITIES:
    Long-term debt                                                                        23,888          14,637
    Deferred income taxes                                                                  9,313           3,826
    Long-term environmental remediation liabilty                                           1,262           2,011
                                                                                        --------------  --------------
                                                                                          34,463          20,474
                                                                                        --------------  --------------
MANDATORILY REDEEMABLE PREFERRED STOCK                                                    14,603              -
                                                                                        --------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 11)

SHAREHOLDERS' EQUITY:
    Capital stock:
       Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued                    -               -
       Common, $.10 par value; 30,000,000 shares authorized,
          13,497,806 and 12,122,967 shares issued at June 30, 2002 and
          2001, respectively                                                               1,350           1,212
    Additional paid-in capital                                                            79,487          47,608
    Note receivable                                                                         (146)             -
    Retained earnings                                                                     39,155          24,052
                                                                                        --------------  --------------

                                                                                         119,846          72,872
    Less treasury stock, at cost                                                           2,897           2,897
                                                                                        --------------  --------------
                                                                                         116,949          69,975
                                                                                        --------------  --------------
                                                                                        $205,857        $127,672
                                                                                        ==============  ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS


Years ended June 30,                                                         2002         2001          2000
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $ 15,480     $  8,985      $  4,644
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                        3,457        3,771         2,917
        Change in deferred taxes and other non-cash items                     (214)         898           119
        Changes in assets and liabilities, net of effects from
        acquisitions:
          Accounts receivable                                               (8,425)      (7,527)       (13,015)
          Long-term insurance receivable                                    (1,581)      (1,906)          (140)
          Billings in advance of revenue earned                             (4,189)       7,553          2,135
          Insurance recoverable (current and long-term)                      4,326        4,153             -
          Prepaid expenses and other current assets                            139         (198)           (92)
          Accounts payable                                                   3,134          956          1,933
          Accrued compensation and benefits                                   (816)       2,853            365
          Environmental remediation liability (current and long-term)       (6,010)      (2,573)            -
          Income taxes payable                                               1,881        3,335            160
          Other accrued liabilities                                           (899)        (530)          (391)
                                                                         ------------- ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          6,283       19,770         (1,365)
                                                                         ------------- ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                      (4,624)      (5,440)        (3,323)
   Acquisition of businesses, net of cash acquired                         (16,860)      (5,038)        (8,156)
   Investments in and advances to unconsolidated affiliates                 (1,683)      (4,454)          (796)
   Proceeds from sale of equipment                                              -            26            252
   Decrease in other assets, net                                              (145)          96             42
                                                                         ------------- ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                      (23,312)     (14,810)       (11,981)
                                                                         ------------- ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock, net of issuance costs                       14,547           -              -
   Net borrowings (repayments) under prior credit facility
      and other long-term obligations                                      (21,323)      (7,582)        13,400
   Net borrowings under new credit facility                                 23,000           -              -
   Proceeds from exercise of stock options and warrants                      1,578        1,907            144
   Cash payment in lieu of fractional shares on stock split                     (9)          -              -
                                                                         ------------- ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         17,793       (5,675)        13,544
                                                                         ------------- ------------  ------------

INCREASE (DECREASE) IN CASH                                                    764         (715)           198
Cash, beginning of year                                                        851        1,566          1,368
                                                                         ------------- ------------  ------------
CASH, END OF YEAR                                                         $  1,615      $   851      $   1,566
                                                                         ============= ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                          $  1,236      $ 1,582      $  1,238
   Income taxes (net of refunds)                                             7,788        1,690         2,156
                                                                         ============= ============  ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
IN THOUSANDS, EXCEPT SHARE DATA



                                         Common stock issued                                                   Treasury Stock
                                     ------------------------                                               ------------------------
                                                                       Additional
Years ended June 30, 2002, 2001 and       Number                         paid-in      Note       Retained    Number
2000                                    of shares            Amount      capital   receivable    earnings   of shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1999                  11,141,769         1,114       38,348         --         10,423       942,980       (2,897)
Issuance of common stock and warrants
   in connection with businesses
   acquired                                 333,000            33        2,600         --           --            --           --
Exercise of stock options and warrants
    (including tax benefits)                 36,725             4          179         --           --            --           --
Net income                                     --            --           --           --          4,644          --           --
                                        -----------   -----------  -----------   -----------   -----------   -----------  ----------
BALANCES, JUNE 30, 2000                  11,511,494         1,151       41,127         --         15,067       942,980       (2,897)
Issuance of common stock and warrants
   in connection with businesses
   acquired                                 143,868            14        2,272         --           --            --           --
Exercise of stock options and warrants
    (including tax benefits)                467,606            47        4,209         --           --            --           --
Net income                                     --            --           --           --          8,985          --           --
                                        -----------   -----------  -----------   -----------   -----------   -----------  ----------
BALANCES, JUNE 30, 2001                  12,122,967         1,212       47,608         --         24,052       942,980       (2,897)
Issuance of common stock and warrants
   in connection with businesses
   acquired                                 992,096            99       27,768         --           --            --           --
Exercise of stock options and warrants
    (including tax benefits)                366,100            37        3,722         (146)        --            --           --
Dividends and accretion charges
    on preferred stock                       14,266             2          320         --           (377)         --           --
Directors' deferred compensation              2,746          --             78         --           --            --           --
Cash payment in lieu of fractional
    shares on stock split                      (369)         --             (9)        --           --            --           --
Net income                                     --            --           --           --         15,480          --           --
                                        -----------   -----------  -----------   -----------   -----------   -----------  ----------
BALANCES, JUNE 30, 2002                  13,497,806   $     1,350  $    79,487   $     (146)  $   39,155       942,980  $    (2,897)
                                        ===========   ===========  ===========   ===========   ===========   ===========  ==========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     A. The consolidated financial statements include the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Investments in affiliates in which the Company does not have the ability to exercise significant influence are accounted for by the cost method. Certain financial statement items have been reclassified to conform to the current year's presentation.

     B. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     C. The Company recognizes contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The Company records revenue on its cost-type and time and material contracts based upon direct labor costs and other direct contract costs incurred. Revenue from fixed price contracts is recorded using the efforts expended percentage-of-completion method of accounting. Contract costs include direct labor costs, subcontractor costs and other direct costs. Indirect costs are expensed as incurred. Certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring (OM&M) pursuant to SOP 81-1. Costs and revenue on long-term contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in the period in which they are identified.

     On contracts where billings are in advance of revenue earned, the excess is presented on the balance sheet as a current liability.

     D. Leasehold improvements are amortized over the shorter of the lives of the various leases or the useful lives of the improvements.

     E. Property and equipment are recorded at cost, including costs to bring the equipment into operation. Major improvements and betterments to existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment utilizing the straight-line method using estimated useful lives of 3 to 10 years. Accelerated methods are used for income tax purposes.

     F. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities", as amended, effective July 1, 2001. Since the Company does not have any derivative instruments, the adoption of this statement did not impact the Company's consolidated operating results, financial condition or cash flows.

     G. Earnings per share is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share". Basic earnings per share is based upon income available to common shareholders divided by the weighted average common shares outstanding during the year. Diluted earnings per share reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the preferred stock. For purposes of computing diluted earnings per share the Company uses the treasury stock method. Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period. The following table sets forth the computations of basic and diluted earnings per share:



Years ended June 30,                                     2002                     2001                      2000
---------------------------------------------------------------------------------------------------------------------------
                                                 Diluted      Basic     Diluted      Basic      Diluted      Basic
Net income                                      $15,480     $15,480     $ 8,985     $ 8,985     $ 4,644     $ 4,644
Dividends and accretion
  charges on preferred stock                       --           377        --          --          --          --
                                                -------     -------     -------     -------     -------     -------
Net income available to common shareholders     $15,480     $15,103     $ 8,985     $ 8,985     $ 4,644     $ 4,644
                                                =======     =======     =======     =======     =======     =======
Weighted average common shares outstanding       12,025      12,025      10,854      10,854      10,268      10,268
Potential common shares:
  Stock options and warrants                      1,237        --         1,081        --           517        --
  Convertible preferred stock                       309        --          --          --          --          --
                                                -------     -------     -------     -------     -------     -------

Total potential common shares                    13,571      12,025      11,935      10,854      10,785      10,268
                                                =======     =======     =======     =======     =======     =======

Earnings per share                              $  1.14     $  1.26     $  0.75     $  0.83     $  0.43     $  0.45
                                                =======     =======     =======     =======     =======     =======

     H. The Company has 401(k) savings plans covering substantially all employees. The Company's contributions to the plans were approximately $1,872, $1,203 and $816 in fiscal 2002, 2001 and 2000, respectively. The Company does not provide post-employment or other post-retirement benefits.

     I. Cash, accounts receivable, accounts payable, accrued liabilities and the Company's subordinated notes as reflected in the financial statements approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of the Company's note payable pursuant to its revolving credit agreement at June 30, 2002, approximates fair value as the interest rate on this instrument changes with market interest rates.

     J. Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable and unbilled costs. The Company performs on-going credit evaluations of its customers and maintains an allowance for potential credit losses.

     K. The Company uses the liability method in accounting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

NOTE 2. BUSINESS ACTIVITIES

     The Company conducts its activities under one business segment which involves providing engineering and consulting services primarily in the areas of infrastructure improvements and expansions, environmental management and power development and conservation. As of June 30, 2002, it was not practicable to report net service revenue by these areas. The Company's services and products are provided to commercial organizations and government agencies primarily in the United States of America market.

NOTE 3. ACCOUNTS RECEIVABLE AND LONG-TERM INSURANCE RECEIVABLE

     The current portion of accounts receivable at June 30, 2002 and 2001 is comprised of the following:



June 30,                                  2002         2001
-------------------------------------------------------------
Amounts billed                           $57,429     $35,758
Unbilled costs                            36,292      27,677
Retainage                                  3,025       1,939
                                         -------     -------
                                          96,746      65,374
Less allowance for doubtful accounts       5,851       4,284
                                         -------     -------
                                         $90,895     $61,090
                                         =======     =======

     Unbilled costs represent billable amounts recognized as revenue primarily in the last month of the fiscal year. Management expects that substantially all unbilled costs will be billed and collected in the subsequent year. Retainage represents amounts billed but not paid by the customer which, pursuant to the contract, are due at completion.

     The long-term insurance receivable at June 30, 2002 and 2001 of $3,627 and $2,046, respectively, relates to unbilled costs on Exit Strategy contracts and represent amounts held by the insurance company until completion of certain project milestones.

     Net service revenue from contracts with agencies of the U.S. Government amounted to approximately $9,652, $8,758 and $7,728 in fiscal 2002, 2001 and 2000, respectively.

NOTE 4. ACQUISITIONS

     On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 applies to all business combinations initiated after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. The purchase method of accounting was used for acquisitions in all years presented.

     In fiscal 2002, acquisitions totaled $37,358 (before additional purchase price payments) resulting in additions to goodwill of $31,475 and other intangible assets of $775 (see Note 5). Additionally, in accordance with the terms of these agreements, the Company recorded additional purchase price payments of approximately $576, with the payments resulting in additional goodwill. The two largest fiscal 2002 acquisitions were SITE-Blauvelt (SITE) and E/PRO Engineering and Environmental Consulting LLC (E/PRO), which are discussed below.

     In October 2001, the Company completed the acquisition of SITE. SITE is a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states. The purchase price of $23,963 (before additional purchase price payments) consisted of approximately 914,000 shares of the Company's common stock resulting in goodwill and other intangible assets of $21,052 and $583, respectively. The significant assets and liabilities acquired were accounts receivable of $16,669, debt of $5,663 and deferred income tax liabilities of $5,944. The Company may make additional payments if certain financial goals are achieved in each of the one-year periods ending June 30, 2004.

     In December 2001, the Company completed the acquisition of E/PRO. E/PRO is a leading engineering firm in the design, construction and management of power infrastructure facilities in the Northeast. The purchase price consisted of cash of $7,007 (net of cash acquired). Additionally, in accordance with the terms of the agreement the Company recorded an additional purchase price payment of approximately $533 in fiscal 2002, with the incremental payment resulting in additional goodwill. The Company may make additional payments if certain financial objectives are achieved in each of the one-year periods ending December 31, 2005.

     In fiscal 2001, acquisitions totaled $4,965 (before additional purchase price payments) resulting in additions to goodwill of $2,821. Additionally, in accordance with the terms of the agreements the Company recorded additional purchase price payments of approximately $2,461 in fiscal 2002, with these payments resulting in additional goodwill. The Company also recorded an adjustment to purchase price allocation in fiscal 2002 for an acquisition completed in fiscal 2001 resulting in additional goodwill of $189. The largest fiscal 2001 acquisition was Engineered Automation Systems, Inc. (EASI), which is discussed below.

     In June 2001, the Company acquired 100% of the outstanding stock of EASI, an energy, security and infrastructure firm headquartered in Tustin, California. The purchase price of $2,303 consisted of cash of $1,493 (net of cash acquired) and 18,036 shares of the Company's common stock. Additionally, in accordance with the terms of the agreement the Company recorded an additional purchase price payment of approximately $1,558 in fiscal 2002, with the payment resulting in additional goodwill. The Company may make additional payments if certain financial objectives are achieved in each of the one-year periods ending June 30, 2005.

     In fiscal 2000, acquisitions totaled $9,814 (before additional purchase price payments) resulting in additions to goodwill of $6,743. Additionally, in accordance with the terms of these agreements the Company recorded additional purchase price payments of approximately $7,327 in fiscal 2002 and $2,954 in fiscal 2001, with these payments resulting in additional goodwill. The two largest fiscal 2000 acquisitions were Hunter Associates and Lowney Associates, which are discussed below.

     In January 2000, the Company acquired 100% of the outstanding stock and partnership interests of Hunter Associates, a civil engineering firm headquartered in Dallas, Texas. The initial purchase price of $3,107 consisted of cash of $2,775 (net of cash acquired), 37,500 shares of the Company's common stock and a five-year warrant to purchase 30,000 shares of the Company's common stock at $5.21 per share. Additionally, in accordance with the terms of the agreement the Company recorded additional purchase price payments of approximately $2,867 in fiscal 2002 and $977 in fiscal 2001, with these payments resulting in additional goodwill. The Company may make additional payments if certain financial objectives are achieved in the one-year period ending December 31, 2002.

     In May 2000, the Company acquired 100% of the outstanding stock of Lowney Associates, a geotechnical and environmental services firm headquartered in Mountain View, California. The initial purchase price of $5,566 consisted of cash of $3,478 (net of cash acquired) and 247,500 shares of the Company's common stock. Additionally, in accordance with the terms of the agreement the Company recorded additional purchase price of approximately $4,461 in fiscal 2002 and $1,931 in fiscal 2001, with these payments resulting in additional goodwill. The Company may make additional payments if certain financial objectives are achieved in the one-year period ending March 31, 2003.

     The Company also recorded additional purchase price payments during fiscal 2002 related to acquisitions completed prior to fiscal 2000 of approximately $463, with these payments resulting in additional goodwill. At June 30, 2002 and 2001, the Company had liabilities for additional purchase price payments of $2,751 and $402, respectively. These amounts are included in other accrued liabilities.

     The following table provides unaudited pro forma results of operations for the years ended June 30, 2002 and 2001 as if current and prior year acquisitions had been acquired at the beginning of the earliest fiscal year presented. The pro forma results include adjustments for increased interest expense on acquisition borrowings, amortization of intangible assets (excluding goodwill and indefinite-lived intangible assets) and related income tax effects.
However, pro forma results do not include any anticipated cost savings or other effects of planned integration. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had closed on the dates indicated, or that may result in the future.


Years ended June 30, (unaudited)                2002         2001
-------------------------------------------------------------------
Net service revenue                           $199,162     $184,540
                                              --------     --------
Net income                                      16,452       11,496
                                              --------     --------
Earnings per share - diluted                  $   1.19     $   0.89
                                              ========     ========


NOTE 5. GOODWILL AND INTANGIBLE ASSETS

     On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. Beginning July 1, 2001, the Company ceased amortizing goodwill and indefinite-lived intangible assets. At that time, management performed a two step impairment test of existing goodwill and concluded there was no goodwill impairment. For purposes of the impairment test, the Company considers itself a single reporting unit, as defined by SFAS No. 142.

     The change in the net carrying amount of goodwill for the year ended June 30, 2002 is as follows:


Goodwill, beginning of year                                            $38,943
  Current year acquisitions                                             31,475
  Additional purchase price payments - 2002 acquisitions                   576
  Additional purchase price payments - prior year acquisitions          10,251
  Other purchase price adjustments                                         189
                                                                       -------
Goodwill, end of year                                                  $81,434
                                                                       =======

     The carrying value of identifiable intangible assets at June 30, 2002 and 2001 was $721 and $200, of which $295 and $200 is subject to amortization. These amounts are included in other assets. The amortization of intangible assets for the years ended June 30, 2002, 2001 and 2000 was $254, $33 and $33, respectively. Estimated amortization of intangible assets over the next five fiscal years is as follows: 2003 - $224; 2004 - $17; 2005 - $17; 2006 - $17 and 2007 - $17.

     The following table provides pro forma disclosure of net income and earnings per share for the years ended June 30, 2001 and 2000, as if goodwill had not been amortized.



Years ended June 30,                                          2002        2001       2000
------------------------------------------------------------------------------------------
NET INCOME:
 Reported net income                                         $15,480     $8,985     $4,644
 Add back: goodwill amortization (net of taxes)                 --          948        740
                                                             -------     ------     ------
 Adjusted net income                                         $15,480     $9,933     $5,384
                                                             =======     ======     ======
EARNINGS PER SHARE - BASIC:
 Reported basic earnings per share                           $  1.26     $ 0.83     $ 0.45
 Add back: goodwill amortization (net of taxes)                  --        0.08       0.07
                                                             -------     ------     ------
 Adjusted basic earnings per share                           $  1.26     $ 0.91     $ 0.52
                                                             =======     ======     ======
EARNINGS PER SHARE - DILUTED:
 Reported diluted earnings per share                         $  1.14     $ 0.75     $ 0.43
 Add back: goodwill amortization (net of taxes)                   --        0.08       0.07
                                                             -------     ------     ------
 Adjusted diluted earnings per share                         $  1.14     $ 0.83     $ 0.50
                                                             =======     =======    ======


NOTE 6. DEBT

     Debt at June 30, 2002 and 2001 is comprised of the following:



June 30,                                                2002       2001
-------------------------------------------------------------------------
Note payable - revolving credit agreement             $23,000     $14,000
4  1/4% - 7 3/4% subordinated notes                       637       1,005
Capital leases and other                                  716         --
                                                      -------     -------
                                                       24,353      15,005
Less current maturities                                   465         368
                                                      -------     --------
Long-term debt                                        $23,888     $14,637
                                                      =======     =======

     In March 2002, the Company entered into a new banking arrangement with Wachovia Bank, N.A. that provides a revolving credit facility of up to $40,000 to support various short-term operating and investing activities. The initial availability under the facility was $32,000. In September 2002, the agreement was amended to increase the aggregate amount available to $40,000. Borrowings under the agreement are collateralized by accounts receivable and are due and payable in March 2005 when the agreement expires. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus or minus applicable margins. The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends). The weighted average interest rate on outstanding borrowings at June 30, 2002 was 3.3%. The Company also pays a commitment fee of 1/4% on the unused portion of the agreement.

     At June 30, 2001, the Company had a $25,000 revolving credit agreement with Fleet National Bank of which $14,000 was outstanding. Borrowings under the agreement were collateralized by accounts receivable and bore interest at the bank's base rate or the Eurodollar rate plus applicable margins. The Company also paid a commitment fee of 1/4% of the unused portion of the agreement. In March 2002, this agreement was replaced by a new agreement with Wachovia Bank, N.A.

     Maturities of the subordinated notes during each of the fiscal years ending June 30, 2003 and 2004 are $368 and $269, respectively.

NOTE 7. REDEEMABLE PREFERRED STOCK

     On December 19, 2001 the Company completed a private placement of $15,000 of a newly designated class of Preferred Stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher") of New York City. The Preferred Stock is convertible into the Company's common stock at a conversion price of $36.72 per share. The Company also granted Fletcher the right, commencing on December 15, 2002 and ending on December 14, 2003, to purchase up to $10,000 of one or more additional series of Preferred Stock under similar terms and conditions. The Preferred Stock issued to Fletcher has a five-year term with a 4% annual dividend, which is payable at the Company's option in either cash or common stock. The Company will have the right to redeem the Preferred Stock for cash once the price of its common stock reaches certain predetermined levels. Following 48 months of issuance, the Preferred Stock is redeemable by Fletcher in common stock. On the five-year expiration date, any shares of Preferred Stock still outstanding are to be mandatorily redeemed, at the Company's option, in either cash or shares of common stock. The Preferred Stock was recorded net of issuance costs of $453.

NOTE 8. FEDERAL AND STATE INCOME TAXES

     The federal and state income tax provision for fiscal 2002, 2001 and 2000 consists of the following:



Years ended June 30,          2002         2001        2000
-------------------------------------------------------------
Current:
  Federal                    $ 9,067      $ 4,484     $ 2,359
  State                        1,598          609         226
Deferred:
  Federal                       (826)         302          24
  State                         (251)          14           4
                             -------      -------     -------
                             $ 9,588      $ 5,409     $ 2,613
                             =======      =======     =======

     Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of deferred income tax benefits (liabilities) are as follows:



June 30,                                              2002        2001
------------------------------------------------------------------------
Current deferred income tax benefits:
  Doubtful accounts and other accruals              $ 1,906      $ 1,426
  Vacation pay accrual                                  699          450
  Other, net                                             25            6
                                                    -------      -------
                                                    $ 2,630      $ 1,882
                                                    =======      =======
Long-term deferred income tax liabilities:
  Depreciation and amortization                     $(5,847)     $(2,693)
  Change to accrual tax accounting method            (4,075)      (1,717)
  Loss carryforwards from acquisitions                  529          509
   Other, net                                            80           75
                                                    -------      -------
                                                    $(9,313)     $(3,826)
                                                    =======      =======

     A reconciliation of the U. S. federal statutory income tax rate to the Company's consolidated effective income tax rate follows:




Years ended June 30,                              2002      2001      2000
--------------------------------------------------------------------------------------------------------------------
U.S. federal statutory income tax rate            35.0%     34.0%     34.0%
State income taxes (net of federal benefit)        3.1       2.9       2.1
Other, net                                         0.2       0.7      (0.1)
                                                  ----      ----      ----
Effective income tax rate                         38.3%     37.6%     36.0%
                                                  ====      ====      ====

     At June 30, 2002, the Company had approximately $1,511 of operating loss carryforwards available to reduce future federal taxable income. These loss carryforwards relate to certain acquisitions and expire in fiscal years 2008 through 2021. Although utilization of these carryforwards is subject to certain limitations, the Company believes that all of the carryforwards will be utilized prior to their expiration.

NOTE 9. LEASE COMMITMENTS

     The Company had commitments at June 30, 2002 under noncancelable operating leases for office facilities and equipment. Rental payments, net of sublease receipts, charged to operations in fiscal 2002, 2001 and 2000 were approximately $8,092, $5,900 and $4,887, respectively. Certain leases for office facilities require payments for expenses under escalation clauses.

     Minimum operating lease obligations payable in future fiscal years are as follows:


Years ending June 30,
---------------------------------------------------------------------------------------------------------------------
2003                                                          $ 8,052
2004                                                            7,064
2005                                                            5,576
2006                                                            4,761
2007                                                            2,863
2008 and thereafter                                             6,064
                                                              --------
                                                              $34,380
                                                              =======


NOTE 10. STOCK OPTIONS

     The Company's non-qualified stock option plan for employees and directors, as amended, authorizes the granting of options, including performance-based options, with exercise prices at no less than the fair market value of the common stock on the date such options are granted. The option term is fixed by the Board of Directors at the time of grant, but cannot exceed ten years. Generally, options have a vesting provision whereby one-third vest upon issuance, one-third vest after one-year and the remaining one-third vest after two-years. No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to the capital accounts. The Company receives a tax benefit upon exercise of these options in an amount equal to the difference between the option price and the fair market value of the common stock on the exercise date. Tax benefits related to the exercise of stock options are credited to additional paid-in capital when realized.

     A summary of stock option activity for fiscal 2002, 2001 and 2000 follows:



Years ended June 30,                                   2002                    2001                     2000
----------------------------------------------------------------------------------------------------------------------
                                                          Weighted                 Weighted                   Weighted
                                                          Average                   Average                    Average
                                            Options        Price       Options       Price       Options       Price
                                            ----------    ---------   ----------   ----------   ---------    ---------
Outstanding options, beginning of year      2,043,136      $ 5.74     2,002,482      $ 4.02     1,329,345      $3.14
Granted                                       685,425       24.78       546,975       10.75       727,026       5.63
Exercised                                    (223,601)       5.57      (444,956)       4.07       (33,424)      3.89
Canceled                                      (31,334)      11.72       (61,365)       6.25       (20,465)      4.24
                                           ----------      ------     ---------      ------     ----------     -----
Outstanding options, end of year            2,473,626      $10.96     2,043,136      $ 5.74     2,002,482      $4.02
                                           ==========      ======     =========      ======     =========      =====
Options exercisable at end of year          1,820,587      $ 7.57     1,543,376      $ 4.65     1,331,811      $3.35
                                           ==========      ======     =========      ======     =========      =====
Options available for future grants           253,271                   907,362                   267,972
                                           ==========                 =========                 =========

     The following table summarizes information about outstanding stock options by various price ranges at June 30, 2002:


                                      Options Outstanding            Options Exercisable
                                --------------------------------    ---------------------
                                           Weighted     Average                Weighted
                                            Average      Term                  Average
Exercise price                  Shares      Price       (Years)     Shares     Price
-----------------------------------------------------------------------------------------
 $ 2.75 -     4.00              793,451     $ 2.94       6.1        793,451    $ 2.94
   4.17 -     6.92              367,832       4.74       7.2        315,107      4.38
   7.17 -   11.33               527,494       8.28       8.1        416,663      8.12
  12.33 -   21.19               358,549      19.28       9.2        156,866     18.28
  24.86 -   33.94               426,300      27.55       9.2        138,500     27.63
                              ---------     ------                ---------    ------
                              2,473,626     $10.96                1,820,587    $ 7.57
                              =========     ======                =========    ======

     Grants in fiscal 2000 include 212,001 options granted to certain senior managers in exchange for a reduction in cash compensation to the grantees over a one-year period, with the individuals receiving one option for every $2.50 of salary reduction.


     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for stock options issued. Accordingly, no compensation cost has been recognized in the Company's consolidated statements of operations for stock options issued. Had compensation costs for stock options issued been determined based on the fair value at the grant date for awards under SFAS No. 123, "Accounting for Stock-Based Compensation", pro forma net income and earnings per share for the years ended June 30, 2002, 2001 and 2000 would have been as follows:



Years ended June 30,                   2002       2001       2000
-------------------------------------------------------------------
Net income, as reported              $15,480     $8,985     $4,644
Net income, pro forma                 11,828      7,363      3,507
Earnings per share, as reported:
  Basic                              $  1.26     $ 0.83     $ 0.45
  Diluted                               1.14       0.75       0.43
Earnings per share, pro forma:
  Basic                              $  0.98     $ 0.68     $ 0.34
  Diluted                               0.87       0.62       0.33


     In arriving at the pro forma amounts, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:



Years ended June 30,                           2002        2001         2000
------------------------------------------------------------------------------
Risk-free interest rate                        4.1%        5.8%         6.4%
Expected life                                 5 years     5 years    7.5 years
Expected volatility                             45%         45%          47%
Expected dividend yield                        None        None         None

     The weighted average fair value of options granted during fiscal 2002, 2001 and 2000 was $11.15, $5.07 and $3.37, respectively.

NOTE 11. CONTINGENCIES

     The Company has entered into several long-term contracts under its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site for a fixed price. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains a finite risk cost cap insurance policy from leading insurance companies with a minimum A.
M. Best rating of A- Excellent (primarily American International Group) which provides coverage for cost increases arising from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. Upon signing of the contract, the Company receives the fixed price contract amount of which a substantial portion is deposited in a restricted account held by the insurance company. The insurance company then pays the Company from the deposited funds as work is performed. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on the Company's consolidated operating results, financial condition or cash flows.

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

     The Company's contracts with the U.S. Government are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1998. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on the Company's operating results, financial condition or cash flows.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     In the opinion of management, the following unaudited quarterly financial information for the fiscal years ended June 30, 2002 and 2001, reflect all adjustments necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature.


                              First       Second       Third        Fourth
Fiscal 2002(1)               Quarter     Quarter      Quarter      Quarter       Total
----------------------------------------------------------------------------------------
Gross revenue               $57,557      $65,533      $72,193      $74,241     $269,524
Net service revenue          36,478       44,652       48,860       50,085      180,075
Income from operations        5,518        5,302        6,963        8,421       26,204
Income before taxes           5,230        4,973        6,700        8,165       25,068
Net income                    3,230        3,071        4,138        5,041       15,480
Earnings per share(2):
  Basic                     $  0.29      $  0.25      $  0.32      $  0.39         1.26
  Diluted                      0.26         0.23         0.29         0.36         1.14




                              First        Second       Third       Fourth
Fiscal 2001                  Quarter      Quarter      Quarter      Quarter       Total
-------------------------------------------------------------------------------------------------------------------------
Gross revenue               $ 36,887     $ 44,642     $ 47,305     $ 52,639     $181,473
Net service revenue           26,703       29,134       32,062       36,303      124,202
Income from operations         3,277        3,684        4,125        4,849       15,935
Income before taxes            2,792        3,275        3,782        4,545       14,394
Net income                     1,759        2,063        2,345        2,818        8,985
Earnings per share(2):
 Basic                      $   0.17     $   0.19     $   0.21     $   0.25     $   0.83
 Diluted                        0.15         0.17         0.19         0.23         0.75

(1) The first, second and third quarter results for fiscal 2002 have been adjusted. The Company had previously been recognizing 60% of the start-up losses of an energy services business joint venture. However, it was determined that since the Company had funded all of the joint venture's losses it should recognize 100% of the losses. In addition, it was also determined, that due to a customer's inability to pay, revenue recognized, principally in the second quarter, with respect to environmental work for a newly formed customer, should be reversed. The impact of the adjustment for the first quarter was to decrease income before taxes by $212, net income by $130 and diluted earnings per share by $.01. The impact of adjustments for the second quarter was to decrease gross and net service revenue by $1,392, income before taxes by $1,240, net income by $766 and diluted earnings per share by $.05. The impact of the adjustments for the third quarter was to decrease gross and net service revenue by $43, income before taxes by $117, net income by $72 and diluted earnings per share by $.01. The Company has filed amended Form 10-Qs reporting such adjustments.

(2)  Quarterly results may not agree to the total for the year due to rounding.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                 (in thousands)



                                                                    Additions
                                                            ------------------------
                                              Balance at    Charged to    Charged to                     Balance at
                                              beginning     costs and       other                          end of
Year                  Description             of period      expenses    accounts(1)   Deductions(2)       period
-------- -------------------------------     -----------    ----------   -----------   ---------------   ----------
2002     Allowance for doubtful accounts       $ 4,284        $ 2,137      $ 1,188         $(1,758)        $ 5,851
                                               -------        -------      -------         -------         -------
2001     Allowance for doubtful accounts       $ 3,205        $ 2,312      $   231         $(1,464)        $ 4,284
                                               -------        -------      -------         -------         -------
2000     Allowance for doubtful accounts       $ 2,546        $ 2,934      $   223         $(2,498)        $ 3,205
                                               -------        -------      -------         -------         -------

(1)   Allowances from acquired businesses.
(2)   Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:


                                               Present Position and                  Other Positions Held
           NAME AND AGE                        DATE OF APPOINTMENT                   DURING LAST FIVE YEARS
           ------------                        -------------------                   ----------------------
Richard D. Ellison           63           Chairman, President and Chief
                                          Executive Officer (March 1997)

John H. Claussen             53           Senior Vice President, TRC Companies,
                                          Inc. (August 1992)

Martin H. Dodd               49           Vice President, General Counsel and
                                          Secretary (February 1997)

Glenn E. Harkness            54           Senior Vice President, TRC
                                          Environmental Corporation
                                          (September 1997)

John W. Hohener              47           Senior Vice President and Chief          Vice President and Chief Financial
                                          Financial Officer (May 2002)             Officer, Entridia Corporation, Inc.;
                                                                                   Vice President and Chief Financial
                                                                                   Officer, Smartflex Systems, Inc.

Miro Knezevic                53           Senior Vice President, TRC Companies,    Executive Vice President, TRC
                                          Inc. (August 1998)                       Environmental Solutions, Inc.

Michael C. Salmon            47           Senior Vice President, TRC Companies,    Senior Vice President, TRC
                                          Inc. (June 2000)                         Environmental Solutions, Inc.

Information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders to be held November 22, 2002, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held November 22, 2002, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is contained under the caption "Principal Stockholders" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held November 22, 2002, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained under the caption "Certain Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held November 22, 2002, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS OF THE REGISTRANT

     See Consolidated Financial Statements under Item 8 on pages 16 through 31 of this Report.

(A) (2) FINANCIAL STATEMENT SCHEDULE

     See Schedule II - Valuation and Qualifying Accounts under Item 8 on page 31 of this Report.

All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(B) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2002.

(C) EXHIBITS

     3.1 Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1995.

     3.2 Bylaws of the Company, as amended, incorporated by reference from the Company's Form S-1 as filed on April 16, 1986, Registration No. 33-4896.

     3.3 Certificate of Rights and Preferences of Series A-1 Cumulative Convertible Preferred Stock filed with the Secretary of the State of Delaware, incorporated by reference from the Company's Form 8-K filed on December 26, 2001.

     *10.1 Restated Stock Option Plan, dated May 6, 1998, incorporated by reference from the Company's Form 10-K for the year ended June 30, 1998.

     *10.2.1 Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998, incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1999.

     *10.2.2 TRC Key Person Bonus Plan for Fiscal Years 1999 - 2005, as amended on January 25, 2002.

     10.3 Revolving Credit Agreement by and among TRC Companies, Inc. and its subsidiaries and Wachovia Bank, N.A. (formerly First Union National Bank), dated March 20, 2002, incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2002.

     10.3.1 Amendments dated August 30, 2002 and September 16, 2002 to Revolving Credit Agreement by and among TRC Companies, Inc. and its subsidiaries and Wachovia Bank, N.A.

     10.5 Agreement and Plan of Merger and Reorganization, dated as of October 9, 2001, by and among (1) TRC Companies, Inc., a Delaware corporation (the "Parent"); (2) TRC Infrastructure, Inc., a New York corporation; TRC Infrastructure Inc., a New Jersey corporation; and TRC Infrastructure Inc., a Virginia corporation;
              (3) SITE-Blauvelt Engineers, Inc., a New York corporation; Site Construction Services, Inc., a New Jersey corporation; and SITE-Blauvelt Engineers, Inc., a Virginia corporation; and (4) Joseph C. Mendel, F. Walter Riebenack, John J. Calzolano and John
              W. Gildea, incorporated by reference from the Company's Form 8-K filed on October 26, 2001.

     10.6 Agreement, dated as of December 14, 2001, by and between TRC Companies Inc. and Fletcher International, Ltd., related to the sale of the Company's Series A-1 Cumulative Convertible Preferred Stock, incorporated by reference from the Company's Form 8-K filed on December 26, 2001.

     21       Subsidiaries of the Registrant.

     23       Consent of Independent Accountants.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TRC COMPANIES, INC.


Dated: September 30, 2002      By: /S/RICHARD D. ELLISON
                                 ---------------------------------------
                                 Richard D. Ellison, Ph.D., P.E.
                                 Chairman, President and Chief Executive Officer (Principle Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



   /S/  RICHARD D. ELLISON      Chairman, President and
----------------------------    Chief Executive Officer     September 30, 2002
    Richard D. Ellison


   /S/ EDWARD G. JEPSEN        Director                    September 30, 2002
---------------------------
    Edward G. Jepsen


   /S/ EDWARD W. LARGE         Director                    September 30, 2002
---------------------------
    Edward W. Large


  /S/JOHN M. F. MACDONALD      Director                    September 30, 2002
---------------------------
  John M. F. MacDonald


   /S/ J. JEFFREY MCNEALEY     Director                    September 30, 2002
---------------------------
   J. Jeffrey McNealey


   /S/ JOHN W. HOHENER         Senior Vice President       September 30, 2002
---------------------------    and Chief Financial
     John W. Hohener           Officer (Principle
                               Financial Officer)

                                 CERTIFICATIONS

I, Richard D. Ellison, certify that:

1. I have reviewed this annual report on Form 10-K of TRC Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ RICHARD D. ELLISON
-----------------------------
    Richard D. Ellison
    Chief Executive Officer


I, John W. Hohener, certify that:

1. I have reviewed this annual report on Form 10-K of TRC Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ JOHN W. HOHENER
-----------------------------
    John W. Hohener
    Chief Financial Officer

                               TRC COMPANIES, INC.

                             Form 10-K Exhibit Index
                         Fiscal Year Ended June 30, 2002





EXHIBIT                                                                         SEQUENTIAL
NUMBER                              DESCRIPTION                                 PAGE NUMBER
------                              -----------                                 -----------
10.2.2         TRC Key Person Bonus Plan for Fiscal Years 1999 - 2005, as
               amended on January 25, 2002                                           38

10.3.1         Amendments dated August 30, 2002 and September 16, 2002
               to Revolving Credit Agreement by and among TRC Companies, Inc.
               and its subsidiaries and Wachovia Bank, N.A.                          41

21             Subsidiaries of the Registrant                                        57

23             Consent of Independent Accountants                                    58

99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002             59

99.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002             60
