Form 10-Q
period 2002-09-30
TRC COMPANIES INC /DE/
filed 2002-11-14
CIK 103096

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002


                                       OR


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                 06-0853807
  -------------------------------         -------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

          5 Waterside Crossing
          Windsor, Connecticut                               06095
------------------------------------------------     -----------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (860) 298-9692

                            -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

On November 13, 2002 there were 13,002,957 shares of the registrant's common stock, $.10 par value, outstanding.

===============================================================================

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002


PART I - FINANCIAL INFORMATION

      Item 1.    Condensed Consolidated Financial Statements

                 Consolidated Statements of Operations for the three months ended
                      September 30, 2002 and 2001........................................  3

                 Condensed Consolidated Balance Sheets at
                      September 30, 2002 and June 30, 2002...............................  4

                 Condensed Consolidated Statements of Cash Flows
                      for the three months ended September 30, 2002 and 2001.............  5

                 Notes to Condensed Consolidated Financial Statements....................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.......................................... 11

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............. 17

      Item 4.    Controls and Procedures................................................. 19

PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K........................................ 20


SIGNATURE................................................................................ 20

CERTIFICATIONS........................................................................... 21

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                      September 30,
(in thousands, except per share data)                              2002            2001
                                                                -----------     -----------
GROSS REVENUE                                                 $     78,715    $     57,558
    Less subcontractor costs and direct charges                     27,359          21,080
                                                                -----------     -----------
NET SERVICE REVENUE                                                 51,356          36,478
                                                                -----------     -----------

OPERATING COSTS AND EXPENSES:
    Cost of services                                                42,442          29,212
    General and administrative expenses                              1,574           1,093
    Depreciation and amortization                                    1,128             655
                                                                -----------     -----------
                                                                    45,144          30,960
                                                                -----------     -----------

INCOME FROM OPERATIONS                                               6,212           5,518

Interest expense                                                       254             288
                                                                -----------     -----------
INCOME BEFORE TAXES                                                  5,958           5,230

Federal and state income tax provision                               2,324           2,000
                                                                -----------     -----------
NET INCOME                                                           3,634           3,230

Dividends and accretion charges
    on preferred stock                                                 197               -
                                                                -----------     -----------
NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                                       $      3,437    $      3,230
                                                                ==========     ===========

EARNINGS PER SHARE:
    Basic                                                     $        .27    $        .29
    Diluted                                                            .26             .26
                                                                ==========     ===========

AVERAGE SHARES OUTSTANDING:
    Basic                                                           12,660          11,235
    Diluted                                                         13,460          12,536
                                                                ==========     ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               TRC COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                             September 30,      June 30,
(in thousands, except share data)                                                               2002              2002
                                                                                           --------------    --------------
                                        ASSETS
CURRENT ASSETS:
     Cash                                                                                $         1,810    $        1,615
     Accounts receivable, less allowance for doubtful accounts                                    99,890            90,895
     Insurance recoverable - environmental remediation (note 3)                                      405               478
     Deferred income tax benefits                                                                  2,878             2,630
     Prepaid expenses and other current assets                                                     2,139             2,100
                                                                                           --------------    --------------
                                                                                                 107,122            97,718
                                                                                           --------------    --------------

PROPERTY AND EQUIPMENT, AT COST                                                                   37,558            36,500
     Less accumulated depreciation and amortization                                               22,491            21,938
                                                                                           --------------    --------------
                                                                                                  15,067            14,562
                                                                                           --------------    --------------
GOODWILL                                                                                          84,156            81,434
                                                                                           --------------    --------------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                           6,466             5,918
                                                                                           --------------    --------------
LONG-TERM INSURANCE RECEIVABLE (NOTE 6)                                                            3,021             3,627
                                                                                           --------------    --------------
LONG-TERM INSURANCE RECOVERABLE - ENVIRONMENTAL REMEDIATION (NOTE 3)                               1,141             1,262
                                                                                           --------------    --------------
OTHER ASSETS                                                                                       1,276             1,336
                                                                                           --------------    --------------
                                                                                         $       218,249   $       205,857
                                                                                           =============    ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of debt                                                             $           575   $           465
     Accounts payable                                                                             16,432            13,480
     Accrued compensation and benefits                                                            10,768             9,560
     Income taxes payable                                                                          2,459             4,389
     Billings in advance of revenue earned                                                         4,919             6,576
     Environmental remediation liability (note 3)                                                    405               374
     Other accrued liabilities                                                                     3,626             4,998
                                                                                           --------------    --------------
                                                                                                  39,184            39,842
                                                                                           --------------    --------------
NON-CURRENT LIABILITIES:
     Long-term debt, net of current portion                                                       31,246            23,888
     Deferred income taxes                                                                         9,475             9,313
     Long-term environmental remediation liability (note 3)                                        1,141             1,262
                                                                                           --------------    --------------
                                                                                                  41,862            34,463
                                                                                           --------------    --------------

MANDATORILY REDEEMABLE PREFERRED STOCK                                                            14,630            14,603
                                                                                           --------------    --------------

SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued                            -                 -
          as mandatorily redeemable
        Common, $.10 par value; 30,000,000 shares authorized, 13,681,333 shares issued at September 30, 2002 and 13,497,806 shares issued at June 30,
          2002                                                                                     1,368             1,350
     Additional paid-in capital                                                                   81,656            79,487
     Note receivable                                                                                (146)             (146)
     Retained earnings                                                                            42,592            39,155
                                                                                           --------------    --------------
                                                                                                 125,470           119,846
     Less treasury stock, at cost                                                                  2,897             2,897
                                                                                           --------------    --------------
                                                                                                 122,573           116,949
                                                                                           --------------    --------------
                                                                                         $       218,249   $       205,857
                                                                                           ==============    ==============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                     September 30,
(in thousands)                                                                                    2002             2001
                                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $       3,634    $       3,230
     Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation and amortization                                                            1,128              655
           Change in deferred taxes and other non-cash items                                         (344)              54
           Changes in assets and liabilities, net of effects from acquisitions:
              Accounts receivable                                                                  (8,003)          (5,149)
              Long-term insurance receivable                                                          606           (1,195)
              Prepaid expenses and other current assets                                               240               93
              Accounts payable                                                                      2,885            2,653
              Accrued compensation and benefits                                                       666            1,444
              Billings in advance of revenue earned                                                (1,657)            (934)
              Insurance recoverable (current and long-term)                                           194             (216)
              Environmental remediation liability (current and long-term)                             (90)          (1,695)
              Income taxes payable                                                                 (1,783)            (164)
              Other accrued liabilities                                                              478               561
                                                                                              ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                                              (2,046)            (663)
                                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                           (1,412)            (883)
     Investments in and advances to unconsolidated affiliates                                        (482)            (310)
     Acquisition of businesses, net of cash acquired                                               (3,372)          (3,910)
     Increase (decrease) in other assets, net                                                           1               (3)
                                                                                              ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (5,265)          (5,106)
                                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facilities                                               7,270            7,396
     Proceeds from exercise of stock options and warrants                                             236              359
                                                                                              ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           7,506            7,755
                                                                                              ------------     ------------

INCREASE IN CASH                                                                                      195            1,986

Cash, beginning of period                                                                           1,615              851
                                                                                              ------------     ------------
CASH, END OF PERIOD                                                                         $       1,810    $       2,837
                                                                                              ============     ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2002
                     (in thousands, except per share amounts)

1. The condensed consolidated balance sheet at September 30, 2002, the consolidated statements of operations for the three months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended September 30, 2002 and 2001 are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The June 30, 2002 condensed consolidated balance sheet information was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2. The Company conducts its activities under one business segment which involves providing engineering and consulting services primarily in the areas of infrastructure improvements and expansions, environmental management and power development and conservation. The Company does not track its financial performance by these areas, and therefore it is not practicable for the Company to report net service revenue by these areas. The Company's services and products are provided to commercial organizations and government agencies primarily in the United States of America market.

3. The Company has entered into several long-term contracts under its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site for a fixed fee. The Company assumes the risk for all remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies (e.g., American International Group) which provides coverage for cost increases arising from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. Upon signing of the contract, the Company receives the fixed fee contract price which is deposited in a restricted account held by the insurance company and the Company is reimbursed as it performs under the contract. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on its consolidated operating results, financial condition or cash flows.

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

4. During the three months ended September 30, 2002, the Company completed the acquisition of Novak Engineering, Inc. The gross purchase price for this acquisition was $3,318 (before contingent consideration) consisting of a combination of cash and common stock of the Company. As a result of this acquisition, goodwill of $2,566 was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. Additionally, intangible assets acquired were recorded which are immaterial to the Company's financial position. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141. The initial purchase price allocation has been completed, however, it is anticipated that there will be changes to the initial allocation as fair values are finalized, which changes are not expected to have a material impact on the results of operations or financial condition of the Company in future periods. The impact of this acquisition on operating results is not material; therefore, no pro forma information is presented.

         Because certain financial objectives were achieved, the Company also recorded additional purchase price payments during the three months ended September 30, 2002 related to acquisitions completed in fiscal 2002, resulting in additional Goodwill of $156 being recorded in accordance with SFAS No. 142.

         At September 30, 2002, the Company had approximately $84.2 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of the Company's "reporting unit," as defined by SFAS No. 142. Management completed this assessment during the second quarter of fiscal 2002 based on the best information available as of the date of assessment and determined that no impairment existed.

5. For purposes of computing Diluted Earnings per Share the Company uses the treasury stock method. Additionally, when computing dilution, if any, related to the Preferred Stock, conversion is assumed as of the beginning of the period. For the three months ended September 30, 2002, the assumed conversion of the Preferred Stock was anti-dilutive, and therefore conversion was not assumed for purposes of computing Diluted Earnings per Share. The following table sets forth the computations of Basic and Diluted Earnings per Share:

                                                Three Months Ended            Three Months Ended
                                                   September 30,                 September 30,
                                                2002           2002           2001           2001
                                              --------      --------       ---------      --------
                                               Diluted         Basic         Diluted        Basic
                                              --------      --------       ---------      --------
Net income                                    $  3,634      $  3,634       $  3,230       $  3,230
Dividends and accretion
     charges on preferred stock                    197           197              -              -
                                              --------      --------       ---------      --------
Net income available to common shareholders   $  3,437      $  3,437       $  3,230       $  3,230
                                              ========      ========       =========      ========
Weighted average common shares outstanding      12,660        12,660         11,235         11,235
Potential common shares:
     Stock options and warrants                    800             -          1,301              -
     Convertible preferred stock
                                                     -             -              -              -
                                              --------      --------       ---------      --------
Total potential common shares                   13,460        12,660         12,536         11,235
                                              ========      ========       =========      ========
Earnings per share                            $   0.26       $  0.27       $   0.26       $   0.29
                                              ========      ========       =========      ========

6. The current portion of Accounts Receivable at September 30, 2002 and June 30, 2002 is comprised of the following:

                                           September 30,      June 30,
                                                2002            2002
                                         ---------------  --------------
Amounts billed                                $  62,026       $  57,429
Unbilled costs                                   41,041          36,292
Retainage                                         3,339           3,025
                                         ---------------  --------------
                                                106,406          96,746
Less allowance for doubtful accounts              6,516           5,851
                                         ---------------  --------------
                                              $  99,890       $  90,895
                                         ===============  ==============

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

         Long-Term Insurance Receivable at September 30, 2002 and June 30, 2002 of $3,021 and $3,627, respectively, relate to unbilled costs on Exit Strategy contracts and represent amounts held by the insurance company until completion of certain milestones.

7. Billings in Advance of Revenue Earned represents amounts collected in accordance with contractual terms in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program.

8. The Company maintains a bank financing arrangement which currently provides a $40,000 revolving credit facility to assist in funding various operating and investing activities. Borrowings under the agreement bear interest at the agent bank's base rate or the Eurodollar rate plus or minus applicable margins, are collateralized by all Accounts Receivable of the Company and are due and payable in March 2005 when the agreement expires. The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).

9. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No. 143, the Company will report, as appropriate, all legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and the normal operation of long-lived assets. The standard was effective July 1, 2002 for the Company. Adoption of this standard did not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, but retains the fundamental provisions of SFAS No. 121, as well as sets new criteria for asset classifications and establishes a broader definition with respect to presentation of discontinued operations. The standard was effective July 1, 2002 for the Company. Adoption of this standard did not have a material impact on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". The purpose of this standard is to rescind previously issued SFAS Nos. 4, 44 and 64, and to amend SFAS No. 13. SFAS Nos. 4 and 64 relate to reporting gains and losses from extinguishment of debt, SFAS No. 44 concerns accounting of intangible assets of motor carriers, and SFAS No. 13, "Accounting for Leases" was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the standard are effective for fiscal years beginning after May 15, 2002. The standard was effective July 1, 2002 for the Company. Adoption of this standard did not have a material impact on the Company's financial statements.

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

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors. See the discussion in "Forward-Looking Statements" below.

CRITICAL ACCOUNTING POLICIES

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates; which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. The Company's accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company's condensed consolidated financial statements and are the policies which are most critical in the portrayal of the Company's financial position and results of operations:

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS: Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INCOME TAXES: At September 30, 2002, the Company had approximately $2.9 million of deferred income tax benefits. The realization of a portion of these benefits is dependent on the Company's estimates of future taxable income and its tax planning strategies. Management believes that sufficient taxable income will be earned in the future to realize deferred income tax benefits; accordingly, no valuation allowance has been recorded. Additionally, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

BUSINESS ACQUISITIONS: Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date. At September 30, 2002, the Company had approximately $84.2 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of the Company's "reporting unit," as defined by SFAS No. 142. Management completed this assessment during the second quarter of fiscal 2002 based on the best information available as of the date of assessment and determined that no impairment existed. There can be no assurance that future events will not result in impairments of goodwill or other assets.

RESULTS OF OPERATIONS

The Company derives its revenue from fees for providing engineering and consulting services. The types of contracts with our customers and the approximate percentage of net service revenue for the quarter ended September 30, 2002 from each contract type are as follows:

       o   Time and material                              49%
       o   Fixed price or lump sum                        32%
       o   Cost-type with various fee arrangements        19%

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

The following table presents the percentage relationships of items in the consolidated statements of operations to NSR:

                                                    Three Months Ended September 30,
                                                         2002                2001
                                                     -----------         -----------
        NET SERVICE REVENUE                               100.0 %             100.0 %
                                                     -----------         -----------
        OPERATING COSTS AND EXPENSES:
           Cost of services                                82.6                80.1
           General and administrative expenses              3.1                 3.0
           Depreciation and amortization                    2.2                 1.8
                                                     -----------         -----------
        INCOME FROM OPERATIONS                             12.1                15.1
        Interest expense                                    0.5                 0.8
                                                     -----------         -----------
        INCOME BEFORE TAXES                                11.6                14.3
        Federal and state income tax provision              4.5                 5.5
                                                     -----------         -----------
        NET INCOME                                          7.1                 8.8
        Dividends and accretion charges
           on preferred stock                               0.4                 0.0
                                                     -----------         -----------
        NET INCOME AVAILABLE TO
           COMMON SHAREHOLDERS                              6.7 %               8.8 %
                                                     ===========         ===========

The revenue growth trend established in fiscal 1998 has continued. Gross revenue increased $21.2 million, or by 37%, to $78.7 million during the three months ended September 30, 2002, from $57.6 million in the same period last year. NSR increased $14.9 million, or by 41%, to $51.4 million during the three months ended September 30, 2002, from $36.5 million in the same period last year. These increases were primarily due to additional revenue from acquisitions made in fiscal 2002. NSR growth from organic higher-margin business areas was essentially flat during the three months ended September 30, 2002. The less than expected revenue growth from organic activities was primarily the result of the challenging economic conditions affecting several of our operating centers. This shortfall in expected NSR contributed directly to the decrease in operating margin discussed below.

NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired. Approximately 95% of the NSR growth for the quarter ended September 30, 2002 was from acquisitions and the remaining 5% growth was organic. Management's goal continues to be to have a reasonable balance between organic and acquisition growth over a several year period.

Cost of services increased $13.2 million, or by 45% during the three months ended September 30, 2002, from $29.2 million in the same period last year, primarily due to the increase in NSR. However, as a percentage of NSR, cost of services increased to 82.6% during the three months ended September 30, 2002 from 80.1% in the same period last year. This increase was primarily due to: (1) the SITE acquisition, which currently requires a larger percentage of cost of services for each NSR dollar generated, when compared to the Company as a whole, and (2) operating inefficiencies which are discussed below.

General and administrative expenses (G&A) increased approximately 44% during the three months ended September 30, 2002 when compared to the same period last year. This increase was primarily from additional costs necessary to support the Company's internal and acquisition growth which included increased personnel, audit and legal fees. As a percentage of NSR, G&A expenses increased modestly from 3.0% during the three months ended September 30, 2001, to 3.1% for the three months ended September 30, 2002. Some of the G&A costs incurred during the three months ended September 30, 2002 are of a non-recurring nature. It is expected that G&A costs, as a percentage of NSR, will decrease in the future as the Company increases NSR without adding a proportional amount of overhead.

Depreciation and amortization expense increased approximately 72% during the three months ended September 30, 2002, as compared to the same period last year. This increase was primarily due to an increase in depreciation expense associated with acquisitions completed in fiscal 2002.

Income from operations increased approximately 13% to $6.2 million during the three months ended September 30, 2002, from $5.5 million in the same period last year. The Company's operating income margin decreased to 12.1% from 15.1% during the same period last year. The operating income growth attributable to acquisitions was approximately $1.0 million while organic income fell by approximately $0.3 million in the same period. The decline in the overall operating margin percentage and decrease in organic income during the quarter are primarily attributable to a fall in utilization of the Company's billable staff. The decrease in utilization is primarily due to three main factors. First, challenging economic conditions have affected some of the Company's operating centers which, until this quarter, were mitigated by increases in higher-margin business. Additionally, a second factor partially attributable to economic conditions were management issues occurring at a variety of operations during the quarter, including the underestimation of resources necessary to complete tasks or projects and the pursuit of opportunities with limited potential for near-term returns. A final factor contributing to the decrease in operating margin was a delay of several months in the realization of earnings from substantial hiring investments the Company has made in key growing markets which are developing significant backlog which should produce positive earnings in the future and create a stronger foundation for long-term growth.

Interest expense decreased by approximately 11.8% during the three months ended September 30, 2002, as compared to the same period last year, primarily due to lower average interest rates. The Company's percentage of debt to capitalization ratio of 19% continues to remain relatively low reflecting management's conservative debt philosophy.

The provision for federal and state income taxes reflects an effective rate of 39% for the three months ended September 30, 2002 compared to an effective rate of 38.3% in the same period last year. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

IMPACT OF INFLATION

The Company's operations have not been materially affected by inflation or changing prices because of the short-term nature of many of its contracts and the fact that most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily relies on cash from operations and financing activities, including borrowings based upon the strength of its balance sheet, to fund operations. As discussed below, the cash generated from operations, the cash on hand at September 30, 2002 and available borrowings under the credit facility will be sufficient to meet the Company's cash requirements for currently anticipated activities. The Company's liquidity is assessed in terms of its overall ability to generate cash to fund its operating and investing activities and to reduce debt. Of particular importance in the management of liquidity are cash flows generated from operating activities, acquisitions, capital expenditure levels and an adequate bank line of credit.

As evidenced in prior years, operating cash flows for the Company are impacted by the timing of certain transactions, such as the receipt of up-front cash from new Exit Strategy contracts and the timing of working capital investments and returns. Given the sporadic nature of such events it is more practical to evaluate cash flows from operations over a twelve-month period as opposed to quarter over quarter. It is expected that operating cash flow will increase during the course of fiscal 2003 as it did in fiscal 2002, where cash provided by operations was approximately $6.3 million even though cash of $0.7 million was used in the first quarter of fiscal 2002.

Cash flows used in operating activities for the three months ended September 30, 2002 were approximately $2.0 million, compared to $0.7 million in the same period last year. The decrease in year over year operating cash flows was primarily due to larger working capital investments and income tax payments. The cash provided by: (1) the $3.6 million of net income, (2) the $1.1 million non-cash charges for depreciation and amortization, and (3) the $2.9 million increase in accounts payable was primarily offset by: (1) the $1.8 million decrease in income taxes payable resulting from tax payments made during the three months ended September 30, 2002, and (2) the $8.0 million increase in accounts receivable as a result of the Company's revenue growth. As the Company continues to sustain double-digit revenue growth, additional working capital investments are required to fund such growth, the effect of which is illustrated by the increase in accounts receivable. Despite the increase in accounts receivable, day's sales outstanding (DSO), which measures the collections turnover of both billed and unbilled receivables, has remained relatively constant at 115 days.

Investing activities used cash of approximately $5.3 million during the three months ended September 30, 2002, primarily consisting of $3.4 million for acquisitions and additional purchase price payments and approximately $1.4 million in capital expenditures for additional information technology and other equipment to support business growth.

Financing activities provided cash of approximately $7.5 million during the three months ended September 30, 2002, primarily provided by net borrowings from the Company's credit facility to support operating and investing activities.

The Company maintains a banking arrangement with Wachovia Bank, N.A. that provides a revolving credit facility of up to $40 million to support various short-term operating and investing activities. Borrowings under the agreement bear interest at the bank's base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires. Borrowings under the agreement are collateralized by accounts receivable. The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends). At September 30, 2002, outstanding borrowings pursuant to the agreement were $30.4 million, at an average interest rate of 3.4%.

We expect that the cash generated from operations, the cash on hand at September 30, 2002 and available borrowings under the revolving credit facility will be sufficient to meet the Company's cash requirements for currently anticipated activities. If in the future the Company pursues acquisitions in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

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

RISK FACTORS

As noted above, some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The risk factors listed in this section, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risks factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, financial condition and results of operation and that upon the occurrence of any of these events, the trading price of our common stock could decline.

WE ARE DEPENDENT ON OUR CORE BUSINESSES TO FINANCE OUR GROWTH. Our strategic objectives include continued expansion into value-added services. We must successfully manage our growth and will continue to depend on our core business to provide a significant portion of the necessary revenue. Our core businesses are highly concentrated across a spectrum of industries, particularly energy. A downturn in any of these industries could affect our core businesses. Failure to properly manage growth or our inability to rely on our core businesses could materially affect our business.

WE ARE DEPENDENT ON GOVERNMENT CONTRACTS. We are dependent on various contracts with agencies of the U.S. government and various state and local governmental agencies. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds, and changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate terms favorable to us and the awarding of task orders.

WE ARE DEPENDENT ON THE AVAILABILITY OF INSURANCE. The growth of our Exit Strategy market is partially dependent on our ability to obtain remediation cost cap and other insurance which we currently procure primarily from companies within the American International Group. We cannot be assured that the necessary insurance will continue to be available to us on competitive terms.

WE COULD FACE EXPOSURE FOR FAILURE TO PROPERLY ESTIMATE COSTS IN OUR EXIT STRATEGY MARKET. Our ability to be profitable in our Exit Strategy market depends on our ability to properly estimate the costs of clean-up involved in a particular project. While we engage in in-depth engineering and cost analysis and generally insure these projects for several times the expected value of remediation costs, if we were to materially underestimate the required costs of clean-up, and failed to be appropriately insured for such failure, our business could be materially affected.

OUR GROWTH IS DEPENDENT ON STRATEGIC ACQUISITIONS. Our growth plan depends on our ability to choose strategic acquisition targets that meet our objectives and can be effectively transitioned into our business. Our failure to carefully select and manage these acquisitions may have a material adverse effect on our business.

WE ARE DEPENDENT ON CONTINUED REGULATORY ENFORCEMENT. While we increasingly pursue economically driven markets, our business is materially dependent on the continued enforcement by federal, state and local governments of various environmental regulations. In a period of relaxed environmental standards or enforcement, private industry may be less willing to allocate funds to consulting services designed to prevent or correct environmental problems.

WE ARE SUBJECT TO RULES AND REGULATIONS. Our businesses are subject to various rules and regulations at the federal, state and local government levels. Our failure to remain in compliance with these rules and regulations could have a material adverse effect on our business. The Company is subject to licensing, bonding and/or insurance requirements in certain jurisdictions which may impact its ability to bid on projects in those jurisdictions.

WE COULD FACE POTENTIAL LIABILITY FOR FAILURE TO PROPERLY DESIGN REMEDIATION. Our business involves the design and implementation of remediation at environmental clean-up sites. If we fail to properly design and build a remediation system or if someone claims that we did, we could face expensive litigation and settlement costs. While we believe we are adequately insured, our inability to successfully defend against such a lawsuit could materially affect our business.

WE OPERATE WITH A NET CONTRACT BACKLOG. At September 30, 2002, our net contract backlog (excluding the estimated costs of pass-through charges) was approximately $215 million, as compared to approximately $215 million at June 30, 2002. If, for unforeseen reasons, we are unable to complete projects in our backlog in a timely manner, customers may exercise their cancellation provisions. The loss of these customers could have a material adverse effect on our business.

WE OPERATE IN HIGHLY COMPETITIVE INDUSTRIES. The markets for many of our services are highly competitive. There are numerous professional architectural, engineering and consulting firms and other organizations which offer many of the services offered by us. We compete with many companies, some of which have greater resources than us and we cannot assure you that such competitors will not substantially increase the resources devoted to their business in a manner competitive with the services provided by us. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental and other staff.

WE ARE HIGHLY DEPENDENT ON KEY PERSONNEL. Our business is managed by a relatively small number of key management, operating and professional personnel, the loss of certain of whom could have a material adverse effect on us. We believe that our ability to manage planned growth successfully will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II: OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         15       Letter re: unaudited interim financial information

         99       Independent Accountants' Report

(b)      Reports on Form 8-K

         On September 4, 2002, the Company filed a Form 8-K reporting that the Company had adjusted its previously reported first, second and third quarter fiscal 2002 results.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRC COMPANIES, INC.

November 14, 2002          by:        /s/  John W. Hohener
                               ----------------------------------------
                                           John W. Hohener
                          Senior Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)

                                  CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER

                               TRC COMPANIES, INC.

                Pursuant to section 302 of the Sarbanes-Oxley Act
             of 2002 (Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

I, Richard D. Ellison, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 of TRC Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/   Richard D. Ellison
--------------------------
      Richard D. Ellison
   Chief Executive Officer

                                  CERTIFICATION
                           OF CHIEF FINANCIAL OFFICER

                               TRC COMPANIES, INC.

                Pursuant to section 302 of the Sarbanes-Oxley Act
             of 2002 (Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

I, John W. Hohener, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 of TRC Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/   John W. Hohener
---------------------
      John W. Hohener
  Senior Vice President and Chief Financial Officer

                                  CERTIFICATION
                          ACCOMPANYING FORM 10-Q REPORT

                                       of

                               TRC COMPANIES, INC.

                Pursuant to section 906 of the Sarbanes-Oxley Act
             of 2002 (Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.1350(a) and (b)), each of the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of TRC Companies, Inc. ("Company") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: November 14, 2002                   /s/   Richard D. Ellison
                                          ------------------------
                                                Richard D. Ellison
                                             Chief Executive Officer


Date: November 14, 2002                   /s/   John W. Hohener
                                          ------------------------
                                                John W. Hohener
                              Senior Vice President and Chief Financial Officer