Form 10-Q
period 2002-12-31
TRC COMPANIES INC /DE/
filed 2003-02-14
CIK 103096

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

       For the transition period from ________________ to ________________


                          COMMISSION FILE NUMBER 1-9947

                               TRC COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                06-0853807
    -------------------------------               ------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

        5 WATERSIDE CROSSING
         WINDSOR, CONNECTICUT                           06095
    -------------------------------               ------------------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (860) 298-9692

                       -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

On February 12, 2003 there were 13,258,085 shares of the registrant's common stock, $.10 par value, outstanding.


================================================================================

                               TRC COMPANIES, INC.

                    CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2002

PART I - FINANCIAL INFORMATION


      Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2002 and 2001................................................  3

                 Condensed Consolidated Balance Sheets at
                      December 31, 2002 and June 30, 2002....................................................  4

                 Condensed Consolidated Statements of Cash Flows
                       for the six months ended December 31, 2002 and 2001...................................  5

                 Notes to Condensed Consolidated Financial Statements........................................  6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................. 13

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................. 20

      Item 4.    Controls and Procedures..................................................................... 20

PART II - OTHER INFORMATION

      Item 4:    Submission of Matters to a Vote of Security Holders......................................... 21

      Item 6.    Exhibits and Reports on Form 8-K............................................................ 21


SIGNATURE.................................................................................................... 22

CERTIFICATIONS............................................................................................... 23

                          PART I: FINANCIAL INFORMATION

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                             December 31,                       December 31,
(in thousands, except per share amounts)                2002             2001              2002              2001
                                                   ---------------  ----------------  ----------------  ---------------
GROSS REVENUE                                            $ 80,207          $ 65,533         $ 158,922        $ 123,090
    Less subcontractor costs
      and direct charges                                   25,394            20,881            52,753           41,960
                                                   ---------------  ----------------  ----------------  ---------------
NET SERVICE REVENUE                                        54,813            44,652           106,169           81,130
                                                   ---------------  ----------------  ----------------  ---------------

OPERATING COSTS AND EXPENSES:
    Cost of services                                       45,612            37,270            88,054           66,481
    General and administrative expenses                     1,571             1,310             3,145            2,403
    Depreciation and amortization                           1,134               771             2,262            1,426
                                                   ---------------  ----------------  ----------------  ---------------
                                                           48,317            39,351            93,461           70,310
                                                   ---------------  ----------------  ----------------  ---------------

INCOME FROM OPERATIONS                                      6,496             5,301            12,708           10,820

Interest expense                                              327               328               581              617
                                                   ---------------  ----------------  ----------------  ---------------
INCOME BEFORE TAXES                                         6,169             4,973            12,127           10,203

Federal and state income tax provision                      2,406             1,902             4,730            3,902
                                                   ---------------  ----------------  ----------------  ---------------
NET INCOME                                                  3,763             3,071             7,397            6,301

Dividends and accretion charges
    on preferred stock                                        181                25               378               25
                                                   ---------------  ----------------  ----------------  ---------------
NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS                                  $  3,582          $  3,046          $  7,019         $  6,276
                                                   ===============  ================  ================  ===============

EARNINGS PER SHARE:
    Basic                                                $   0.28          $   0.25          $   0.55         $   0.54
    Diluted                                                  0.26              0.23              0.51             0.48
                                                   ===============  ================  ================  ===============

AVERAGE SHARES OUTSTANDING:
    Basic                                                  13,014            12,053            12,837           11,644
    Diluted                                                14,702            13,471            13,645           13,003
                                                   ===============  ================  ================  ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                             December 31,      June 30,
(in thousands, except share data)                                                              2002              2002
                                                                                           --------------    --------------
                                        ASSETS
CURRENT ASSETS:
     Cash                                                                                        $ 1,678           $ 1,615
     Accounts receivable, less allowance for doubtful accounts (note 6)                           94,290            90,895
     Insurance recoverable - environmental remediation (note 3)                                      292               478
     Deferred income tax benefits                                                                  3,130             2,630
     Prepaid expenses and other current assets                                                     2,853             2,100
                                                                                           --------------    --------------
                                                                                                 102,243            97,718
                                                                                           --------------    --------------

PROPERTY AND EQUIPMENT, AT COST                                                                   40,396            36,500
     Less accumulated depreciation and amortization                                               23,270            21,938
                                                                                           --------------    --------------
                                                                                                  17,126            14,562
                                                                                           --------------    --------------
GOODWILL                                                                                          99,050            81,434
                                                                                           --------------    --------------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                           6,225             5,918
                                                                                           --------------    --------------
LONG-TERM INSURANCE RECEIVABLE (NOTE 6)                                                            5,079             3,627
                                                                                           --------------    --------------
LONG-TERM INSURANCE RECOVERABLE - ENVIRONMENTAL REMEDIATION (NOTE 3)                               1,116             1,262
                                                                                           --------------    --------------
OTHER ASSETS                                                                                       1,317             1,336
                                                                                           --------------    --------------
                                                                                                $232,156          $205,857
                                                                                           ==============    ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                                           $ 1,030            $  465
     Accounts payable                                                                             11,797            13,480
     Accrued compensation and benefits                                                             8,782             9,560
     Income taxes payable                                                                          1,432             4,389
     Billings in advance of revenue earned (notes 3 and 7)                                         8,756             6,576
     Environmental remediation liability (note 3)                                                    292               374
     Other accrued liabilities                                                                     6,729             4,998
                                                                                           --------------    --------------
                                                                                                  38,818            39,842
                                                                                           --------------    --------------
NON-CURRENT LIABILITIES:
     Long-term debt, net of current portion                                                       34,041            23,888
     Deferred income taxes                                                                         9,907             9,313
     Long-term environmental remediation liability (note 3)                                        1,116             1,262
                                                                                           --------------    --------------
                                                                                                  45,064            34,463
                                                                                           --------------    --------------

MANDATORILY REDEEMABLE PREFERRED STOCK                                                            14,656            14,603
                                                                                           --------------    --------------

SHAREHOLDERS' EQUITY:
     Capital stock:
        Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued
          as mandatorily redeemable                                                                   --                --
        Common, $.10 par value; 30,000,000 shares authorized, 14,199,255 shares issued at December 31, 2002 and 13,497,806 shares issued at June 30,
          2002                                                                                     1,420             1,350
     Additional paid-in capital                                                                   89,067            79,487
     Note receivable                                                                                (146)             (146)
     Retained earnings                                                                            46,174            39,155
                                                                                           --------------    --------------
                                                                                                 136,515           119,846
     Less treasury stock, at cost                                                                  2,897             2,897
                                                                                           --------------    --------------
                                                                                                 133,618           116,949
                                                                                           --------------    --------------
                                                                                                $232,156          $205,857
                                                                                           ==============    ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                      December 31,
(in thousands)                                                                                   2002             2001
                                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                   $ 7,397          $ 6,301
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                            2,262            1,426
           Change in deferred taxes and other non-cash items                                         (425)            (279)
           Changes in assets and liabilities, net of effects from acquisitions:
              Accounts receivable                                                                   2,749           (3,937)
              Long-term insurance receivable                                                       (1,452)          (2,073)
              Prepaid expenses and other current assets                                              (341)             102
              Accounts payable                                                                     (2,394)           2,500
              Accrued compensation and benefits                                                    (2,819)          (2,473)
              Billings in advance of revenue earned                                                 2,178           (3,218)
              Insurance recoverable (current and long-term)                                           332            1,881
              Environmental remediation liability (current and long-term)                            (228)          (3,206)
              Income taxes payable                                                                 (3,005)             160
              Other accrued liabilities                                                                (9)             247
                                                                                              ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                 4,245           (2,569)
                                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired                                               (9,387)         (11,685)
     Additions to property and equipment                                                           (2,940)          (1,951)
     Investments in and advances to unconsolidated affiliates                                        (423)            (390)
     Decrease (increase) in other assets, net                                                         (39)               7
                                                                                              ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (12,789)         (14,019)
                                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of preferred stock, net of issuance costs                                                --           14,581
     Net borrowings under revolving credit facilities                                               8,159            2,436
     Proceeds from exercise of stock options and warrants                                             448              783
                                                                                              ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           8,607           17,800
                                                                                              ------------     ------------

INCREASE IN CASH                                                                                       63            1,212

Cash, beginning of period                                                                           1,615              851
                                                                                              ------------     ------------
CASH, END OF PERIOD                                                                               $ 1,678          $ 2,063
                                                                                              ============     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               TRC COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2002
                    (in thousands, except per share amounts)

1.     BASIS OF PRESENTATION

       The Condensed Consolidated Balance Sheet at December 31, 2002, the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001 have been prepared pursuant to the interim period reporting requirements of Form 10-Q. Consequently, the financial statements are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2.     BUSINESS ACTIVITIES

       The Company conducts its activities under one business segment which involves providing technical, financial, risk management, and construction services to the environmental, energy and infrastructure markets. The Company does not track its financial performance by these areas, therefore it is not practicable for the Company to report net service revenue by these areas. The Company's services and products are provided to commercial organizations and government agencies primarily in the United States of America.

3.     COMMITMENTS AND CONTINGENCIES

       The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site for a fixed fee. The Company assumes the risk for all remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies (e.g., American International Group) which provides coverage if cost increases were to arise from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

       Upon signing of the contract, the Company receives the fixed fee contract price, the majority of which is deposited in a restricted account held by the insurance company, and the Company is reimbursed as it performs under the contract. That portion of the initial fixed fee contract price which is not deposited with the insurance company is retained by the Company and is included under Current Liabilities on the Company's Condensed Consolidated Balance Sheets under the item termed Billings in Advance of Revenue Earned and this amount reduces as the Company performs under the contract and recognizes revenue. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on its consolidated operating results, financial condition or cash flows.

       One Exit Strategy contract entered into by the Company also involved the Company entering into a consent decree with government authorities and assuming the obligation for the settling responsible parties' environmental remediation liability for the site. The Company's expected remediation costs (Current and Long-term Environmental Remediation Liability items in the Condensed Consolidated Balance Sheets) is fully funded by the contract price received and is fully insured by an environmental remediation cost cap policy (Current and Long-term Insurance Recoverable items in the Condensed Consolidated Balance Sheets). As of December 31, 2002, the remediation for this project is substantially complete and the Company has begun long-term maintenance and monitoring at the site.

       The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite.

4.     ACQUISITIONS

       During the six months ended December 31, 2002, the Company completed the acquisitions of the following companies:

       o Cubix Corporation, a provider of air emissions monitoring and testing services for industrial, petrochemical and energy customers.

       o Essex Environmental Inc., a provider of environmental planning, training and compliance management services to energy and infrastructure customers.

       o Novak Engineering, Inc., a provider of power transmission, distribution planning and design services for utilities, municipalities and regional electrical cooperatives.

       o SGS Witter, Inc., a provider of electrical power transmission, distribution planning and design services for utilities, municipalities and rural electrical cooperatives.

       The aggregate purchase price for these acquisitions was $16,094 (before contingent consideration) including $8,407 of cash, 403 shares of the Company's common stock valued at $6,437 and a $1,250 three-year promissory note. The Company may make additional purchase price payments in the future if certain financial goals are achieved by the acquired companies. As a result of these acquisitions, goodwill of $11,728 was recorded, of which $5,106 is tax deductible, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. Additionally, intangible assets acquired were recorded which are immaterial to the Company's financial position. The acquisitions have been accounted for using the purchase method of accounting in accordance with

       SFAS No. 141. The initial purchase price allocations have been completed, however it is anticipated that there will be changes to the initial allocations as fair values of property and equipment are finalized. Any such changes are not expected to have a material impact on the results of operations or financial condition of the Company in future periods.

       The following pro forma information for the three and six months ended December 31, 2002 and 2001 presents summarized results of operations as if current year acquisitions had occurred at the beginning of the periods presented after giving effect to adjustments, including increased interest expense on acquisition borrowings, amortization of intangible assets (excluding goodwill and indefinite-lived intangible assets) and related income tax effects:

                                           Three Months Ended              Six Months Ended
                                              December 31,                   December 31,
                                           2002          2001             2002          2001
                                       ------------- -------------    ------------- -------------
Net service revenue                     $    55,207   $    48,908      $   112,395   $    89,437
                                       ------------- -------------    ------------- -------------
Net income                                    3,726         3,299            7,310         6,635
                                       ------------- -------------    ------------- -------------
Earnings per share--diluted             $      0.25   $      0.24      $      0.51   $      0.49
                                       ============= =============    ============= =============

       The pro forma financial information may not be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor be indicative of the results that will be obtained in the future.

       During the six months ended December 31, 2002, the Company recorded additional purchase price payments related to acquisitions completed in prior fiscal years of $5,888, including 172 shares of the Company's common stock valued at $2,239, with these payments resulting in additional goodwill. At December 31, 2002 and 2001, the Company had liabilities for additional purchase price payments of $3,853 and $2,826, respectively. These amounts are included under Current Liabilities on the Company's Condensed Consolidated Balance Sheets under the item termed Other Accrued Liabilities.

       At December 31, 2002, the Company had $99,050 of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of the Company's "reporting unit" as defined by SFAS No. 142. Management completed this assessment during the second quarter of fiscal 2003 based on the best information available as of the date of the assessment and determined that no impairment existed.

5.     EARNINGS PER SHARE

       For purposes of computing Diluted Earnings per Share (EPS) the Company uses the treasury stock method. Additionally, when computing dilution related to the Preferred Stock, conversion is assumed as of the beginning of the period.

       For the three months ended December 31, 2002 and for the three and six months ended December 31, 2001, assumed conversion of the Preferred Stock was dilutive, therefore conversion was assumed for purposes of computing Diluted EPS. For the six months ended December 31, 2002, assumed conversion of the Preferred Stock would have slightly increased rather than decreased EPS (would have been "anti-dilutive"), therefore conversion was not assumed for purposes of computing Diluted EPS. The following tables set forth the computations of Basic and Diluted EPS:

                                                                Three Months Ended                Three Months Ended
                                                                 December 31, 2002                 December 31, 2001
                                                            ---------------------------       ---------------------------
                                                                Diluted         Basic            Diluted          Basic
                                                            --------------   ----------       -------------    ----------
Net income                                                     $  3,763        $  3,763          $  3,071        $  3,071
Dividends and accretion
     charges on preferred stock                                      --            (181)               --             (25)
                                                            --------------   ----------       -------------    ----------
Net income available to common shareholders                    $  3,763        $  3,582          $  3,071        $  3,046
                                                            ==============   ==========       ===========      ==========

Weighted average common shares outstanding                       13,014          13,014            12,053          12,053
Potential common shares:
     Stock options and warrants                                     724              --             1,343              --
     Contingently issuable shares                                    27              --                --              --
     Convertible preferred stock                                    937              --                75              --
                                                            --------------   ----------       -------------    ----------
Total potential common shares                                    14,702          13,014            13,471          12,053
                                                            ==============   ==========       ===========      ==========

Earnings per share                                             $   0.26        $   0.28          $   0.23        $   0.25
                                                            ==============   ==========       ===========      ==========

                                                                 Six Months Ended                  Six Months Ended
                                                                 December 31, 2002                 December 31, 2001
                                                            ---------------------------       ---------------------------
                                                                Diluted         Basic            Diluted          Basic
                                                            --------------   ----------       -------------    ----------
Net income                                                     $  7,397        $  7,397          $  6,301        $  6,301
Dividends and accretion
     charges on preferred stock                                    (378)           (378)               --             (25)
                                                            --------------   ----------       -------------    ----------
Net income available to common shareholders                    $  7,019        $  7,019          $  6,301        $  6,276
                                                            ==============   ==========       ===========      ==========
Weighted average common shares outstanding                       12,837          12,837            11,644          11,644
Potential common shares:
     Stock options and warrants                                     781              --             1,322              --
     Contingently issuable shares                                    27              --                --              --
     Convertible preferred stock                                     --              --                37              --
                                                            --------------   ----------       -------------    ----------
Total potential common shares                                    13,645          12,837            13,003          11,644
                                                            ==============   ==========       ===========      ==========
Earnings per share                                             $   0.51        $   0.55          $   0.48        $   0.54
                                                            ==============   ==========       ===========      ==========

6.     ACCOUNTS RECEIVABLE

       The current portion of Accounts Receivable at December 31, 2002 and June 30, 2002 is comprised of the following:

                                                                 December 31,           June 30,
                                                                     2002                 2002
                                                              -------------------  -------------------
Amounts billed                                                         $  61,274            $  57,429
Unbilled costs                                                            36,779               36,292
Retainage                                                                  3,495                3,025
                                                              -------------------  -------------------
                                                                         101,548               96,746
Less allowance for doubtful accounts                                       7,258                5,851
                                                              -------------------  -------------------
                                                                       $  94,290            $  90,895
                                                              ===================  ==================

       Unbilled Costs generally represent billable amounts recognized as revenue primarily in the last month of the period. Management expects that substantially all Unbilled Costs will be billed and collected within one year. The majority of Amounts Billed are expected to be collected within 60 days from the invoice date. Retainage represents amounts billed but not paid by the customer which, pursuant to the contract, are due at completion. The $94,290 of Accounts Receivable at December 31, 2002, includes $6,144 of receivables associated with acquisitions made during the six month period. Therefore, excluding acquisitions, accounts receivable decreased by approximately $2,749 (as shown in the Condensed Consolidated Statements of Cash Flows) for the six months ended December 31, 2002.

       Long-Term Insurance Receivables at December 31, 2002 and June 30, 2002 of $5,079 and $3,627, respectively, relate to unbilled costs on Exit Strategy contracts and represent amounts held by the insurance company until completion of certain milestones.

7.     BILLINGS IN ADVANCE OF REVENUE EARNED

       Billings in Advance of Revenue Earned represent amounts collected in accordance with contractual terms in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program as discussed in Note 3.

8.     DEBT

       The Company maintains a banking arrangement with Wachovia Bank, N.A. in syndication with two additional banks that provides a revolving credit facility of up to $50,000 to support various short-term operating and investing activities. Borrowings under the agreement bear interest at Wachovia's base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires. Borrowings under the agreement are collateralized by accounts receivable. The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).

9.     RECENT ACCOUNTING STANDARDS

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

       In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of adoption of the recognition and measurement provisions of FIN 45 are not expected to have a material impact on the Company's financial statements. The Company adopted the disclosure requirements of FIN 45 in the quarter ended December 31, 2002.

       In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". This standard amends SFAS 123 to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company has no current intention to change its policy of accounting for stock-based compensation but will adopt the disclosure requirements in the quarter ending March 31, 2003, when the standard becomes effective for the Company.

       In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of FIN 46, but believes its adoption will not have a material impact on the Company's financial statements.

                               TRC COMPANIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

RESULTS OF OPERATIONS

The Company derives its revenue from fees for providing engineering, consulting and construction-related services. The approximate percentages of net service revenue (NSR, described below) attributable to each type of contract performed by the Company for the six months ended December 31, 2002, are as follows:

       o   Time and material                  46%
       o   Fixed price or lump sum            33%
       o   Cost reimbursable                  21%

In the course of providing its services, the Company routinely subcontracts drilling, laboratory analyses, construction equipment and other services. These costs are passed directly through to customers and, in accordance with industry practice, are included in gross revenue. Because subcontractor costs and direct charges can vary significantly from project to project, and period to period, changes in gross revenue may not be indicative of business trends. Accordingly, the Company considers net service revenue (NSR), which is gross revenue less subcontractor costs and direct charges, as its primary measure of revenue performance.

As shown in the Condensed Consolidated Statements of Operations, NSR increased $10.1 million, or 22.8%, to $54.8 million during the three months ended December 31, 2002, from $44.7 million in the same period last year. For the six months ended December 31, 2002, NSR increased 30.9% to $106.2 million, compared to $81.1 million in the same period last year. Approximately 99% and 97% of the NSR growth for the three and six months ended December 31, 2002, respectively, was from acquisitions with the remaining growth being organic. NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.

Income from operations increased approximately 22.5% and 17.4%, to $6.5 million and $12.7 million, during the three and six months ended December 31, 2002, respectively, from $5.3 million and $10.8 million, in the same periods last year. The operating income growth attributable to acquisitions was approximately $1.5 million and $2.5 million for the three-and six-month periods, respectively, while operating income from organic activities decreased by approximately $0.3 million and $0.6 million in the same periods.

Management's objective is to maintain a reasonable balance between increases in income from operations derived from organic and acquisition growth. For example, for fiscal years 2000 through 2002 and the first six months of fiscal 2003, income from operations increases from organic and acquisition growth were 45% and 55%, respectively. The decline in organic contribution this year was due to a reduction in the utilization of the Company's staff for three primary factors:

o challenging economic conditions which affected several of the Company's operating centers. Until this fiscal year, these types of market changes were mitigated by increases in higher-margin business. These effects generally have not been deep or widespread. The area most affected is the transportation infrastructure market where the Company relies on funding from state and local government entities;

o a second factor, partially attributable to economic conditions, was an unusual number of program management issues which occurred at a variety of operations during the six months, including issues related to resource allocations to various projects, and the pursuit of opportunities with limited opportunity for near-term returns; and,

o costs associated with substantial hiring and project investments the Company made in key markets which are expected to grow in spite of current economic conditions. Examples include expansion into the niche market of Manufactured Gas Plant site remediation and the planning, design and installation of distributed generation power systems.

During this quarter management implemented actions to reduce operational inefficiencies, and the investments are now developing backlog and new opportunities which are expected to yield long-term growth in desirable markets. As these actions yield results, and especially as economic conditions improve, management expects that a closer balance between organic and acquisition growth will again be realized.

The following table presents the percentage relationships of items in the Condensed Consolidated Statements of Operations to NSR:

                                                        Three Months Ended                 Six Months Ended
                                                           December 31,                      December 31,
                                                       2002             2001             2002            2001
                                                    -----------      -----------      -----------     -----------
NET SERVICE REVENUE                                      100.0%           100.0%           100.0%          100.0%
                                                    -----------      -----------      -----------     -----------
OPERATING COSTS AND EXPENSES:
     Cost of services                                     83.2             83.5             82.9            81.9
     General and administrative expenses                   2.9              2.9              3.0             3.0
     Depreciation and amortization                         2.0              1.7              2.1             1.8
                                                    -----------      -----------      -----------     -----------
INCOME FROM OPERATIONS                                    11.9             11.9             12.0            13.3
Interest expense                                           0.6              0.7              0.5             0.8
                                                    -----------      -----------      -----------     -----------
INCOME BEFORE TAXES                                       11.3             11.2             11.5            12.5
Federal and state income tax provision                     4.4              4.3              4.5             4.8
                                                    -----------      -----------      -----------     -----------
NET INCOME                                                 6.9              6.9              7.0             7.7
Dividends and accretion charges
      on preferred stock                                   0.3              0.1              0.4             0.0
                                                    -----------      -----------      -----------     -----------
NET INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                                   6.6%             6.8%             6.6%            7.7%
                                                    ===========      ===========      ===========     ===========

As a percentage of NSR, cost of services increased from 81.9% to 82.9% for the six month period, but decreased from 83.5% to 83.2% during the three-month period. The increase for the six-month period was a direct result of the three staff utilization factors discussed above. The three-month comparison indicates an improvement, even during the Company's second fiscal quarter which is the most difficult for maintaining margins due to seasonal effects of holidays and the beginning of winter conditions.

As a percentage of NSR, general and administrative expenses remained constant at 2.9% and 3.0%, respectively, during the three and six months ended December 31, 2002 and 2001. As a percentage of NSR, depreciation and amortization expense increased 0.3% for both the three-and six-month periods primarily due to an increase in depreciation expense associated with acquisitions completed in the current and prior fiscal year.

Although average outstanding borrowings were higher during the three and six months ended December 31, 2002, compared to the same periods last year, interest expense was relatively flat on a comparable basis due to lower average interest rates. The Company's percentage of debt to capitalization ratio of 19.1% continues to remain relatively low reflecting management's conservative debt philosophy.

The provision for federal and state income taxes reflects an effective rate of 39% for the three and six months ended December 31, 2002, compared to an effective rate of 38.3% in the same periods last year.

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

As evidenced in prior years, operating cash flows for the Company are impacted by the timing of certain transactions, such as the receipt of up-front cash from new Exit Strategy contracts and the timing of working capital investments and returns. Given the intermittent nature of such events it is more practical to evaluate cash flows from operations over a twelve-month period as opposed to quarter over quarter.

Cash flows provided by operating activities for the six months ended December 31, 2002 were approximately $4.2 million. This represents an increase of about $6.8 million compared to the same period last year. For the six months ended December 31, 2002, cash was primarily provided from the $7.4 million of net income; adjusted upward by: (1) a $2.3 million non-cash charge for depreciation and amortization expenses, (2) a $2.7 million decrease in Accounts Receivable from ongoing operations (see Note 6 of Notes to Condensed Consolidated Financial Statements), and (3) a $2.2 million increase in Billings in Advance of Revenue Earned (see Note 3 of Notes to Condensed Consolidated Financial Statements); and adjusted downward by: (1) a $3.0 million income tax payment related to the previous fiscal year, (2) a $2.4 million decrease in Accounts Payable, (3) a $2.8 million decrease in Accrued Compensation and Benefits, and (4) a $1.5 million increase in Long-Term Insurance Receivable (see Notes 3 and 7 of Notes to Condensed Consolidated Financial Statements).

Investing activities used cash of approximately $12.8 million during the six months ended December 31, 2002, primarily consisting of $9.4 million for acquisitions (approximately $7.0 million for current year acquisitions and approximately $2.4 million for additional purchase price payments related to acquisitions completed in prior years) and approximately $2.9 million in capital expenditures for additional information technology and other equipment to support business growth.

Financing activities provided cash of approximately $8.6 million during the six months ended December 31, 2002, primarily provided by net borrowings from the Company's revolving credit facility to support operating and investing activities.

The Company maintains a banking arrangement with Wachovia Bank, N.A. in syndication with two additional banks that provides a revolving credit facility of up to $50 million to support various short-term operating and investing activities. Borrowings under the agreement bear interest at Wachovia's base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires. Borrowings under the agreement are collateralized by accounts receivable. The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends). At

December 31, 2002, outstanding borrowings pursuant to the agreement were $32.6 million, at an average interest rate of 3.2%.

The Company expects that the cash generated from operations, the cash on hand at December 31, 2002 and available borrowings under the revolving credit facility will be sufficient to meet the Company's cash requirements for currently anticipated activities. If in the future the Company pursues acquisitions in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

CRITICAL ACCOUNTING POLICIES

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Management uses its best judgment in the assumptions used to make these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. The Company's accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. Management believes the following accounting policies reflect the more significant judgments and estimates used in preparation of the Company's condensed consolidated financial statements.

REVENUE ACCOUNTING FOR CONTRACTS: As discussed above (Results of Operations), the majority of the Company's services are provided on Time and Material or Cost-type contracts. For these services, the Company recognizes revenue at the time it provides the services and costs are incurred.

Revenue on Fixed Price contracts is recognized using the efforts-expended percentage-of-completion method of accounting, by relating costs incurred to date to the total estimated costs at completion. Revenue adjustments from changes in total estimated contract costs, which could be material, are recognized in the period they are determined.

Certain cost-reimbursable contracts with the U.S. federal government, as well as certain state, municipal and commercial clients provide that contract costs are subject to audit and adjustment. These audits are conducted by various governmental auditors, which review the Company's overhead rates and operating systems. As a result of these audits, certain costs may be disallowed if it is determined that the Company accounted for these costs incorrectly or in a manner inconsistent with Cost Accounting Standards.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: Allowances for doubtful accounts are maintained for estimated losses which could result from the inability or unwillingness of customers to make required payments. These estimates are reviewed each quarter, and are adjusted upward or downward as appropriate depending on actual payments received and management's expectation of customer's anticipated intention regarding past due invoices.

INCOME TAXES: At December 31, 2002, the Company had approximately $3.1 million of deferred income tax benefits. The realization of these benefits is dependent on the Company's future taxable income and its tax planning strategies. Management believes that sufficient taxable income will be earned in the future to realize the deferred income tax benefits. In the event that the Company determines that future taxable income is not expected to be sufficient, a valuation allowance for deferred income tax benefits may be required.

BUSINESS ACQUISITIONS: Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date. At December 31, 2002, the Company had approximately $99.1 million of goodwill, representing the cost of acquisitions in excess of the fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of the Company's "reporting unit," as defined by SFAS No. 142. Management completed this assessment during the second quarter of fiscal 2003 based on the best information available as of the date of the assessment and determined that no impairment existed.

RECENT ACCOUNTING STANDARDS

See Note 9 of Notes to Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current estimates, expectations and projections about the factors discussed. The markets and regions in which the Company's customers operate and the services the Company provides. By their nature such forward-looking statements involve risks and uncertainties. The Company has attempted to identify such statements using words such as "may," "expects," "plans," "anticipates," "believes," estimates," or other words of similar import. The Company cautions the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements, including the following examples:

o      increase in competition by foreign and domestic competitors;

o availability of qualified engineers and other professional staff needed to perform contracts;

o      continuation of income from core activities to finance growth;

o availability of environmental insurance for certain Exit Strategy projects;

o      the timing of new awards and the funding of such awards;

o the ability of the Company to meet project performance or schedule requirements;

o continuation of regulatory enforcement requirements for a portion of the Company's services;

o      cost overruns on fixed, maximum or unit priced contracts;

o      the outcome of pending and future litigation and government proceedings;

o the cyclical nature of the individual markets in which the Company's customers operate; and,

o the successful closing and/or subsequent integration of any merger or acquisition transaction.

The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers of this Management's Discussion and Analysis should also read the Company's most recent Annual Report on Form 10-K for a further description of the Company's business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

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

                           PART II: OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's shareholders was held on November 22, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the following matters were voted upon:

All nominees for director were elected for the ensuing year as follows:

       DIRECTOR            VOTES IN FAVOR            VOTES WITHHELD       TERM EXPIRING
       --------            --------------            --------------       -------------
Richard D. Ellison             11,669,381                 383,521         November 22, 2003
Edward G. Jepsen               11,669,381                 383,521         November 22, 2003
Edward W. Large                11,669,381                 383,521         November 22, 2003
John M.F. MacDonald            11,669,381                 383,521         November 22, 2003
J. Jeffrey McNealey            11,669,381                 383,521         November 22, 2003

The shareholders approved an amendment to the Stock Option Plan, to among other things increase by 1,000,000 the shares of common stock for which options may be granted under the Stock Option Plan. The proposal was adopted as 5,183,102 shares voted for the proposal and 2,231,884 shares voted against it, with 68,160 shares abstaining and 5,305,118 shares not voting.

The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending June 30, 2003. The proposal was adopted as 12,017,374 shares voted for the proposal and 25,074 shares voted against it, with 10,454 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.3.2 Amendment, dated February 14, 2003, to Revolving Credit Agreement by and among Wachovia Bank, N.A. (lead arranger and administrative agent), Merrill Lynch Business Financial Services Inc. (individual lender), Banknorth, N.A. (individual lender) and TRC Companies, Inc. and its subsidiaries.

       15         Letter re: unaudited interim financial information

       99         Independent Accountants' Report

(b)    Reports on Form 8-K

       On October 25, 2002, a Form 8-K was filed reporting that the Company had retained Deloitte & Touche LLP as its independent accountants to audit the Company's consolidated financial statements for the year ending June 30, 2003.

       On December 27, 2002, a Form 8-K was filed reporting that the Company had retained Deloitte & Touche LLP as its independent accountants to audit the Company's 401(k) Retirement and Savings Plan for the year ending June 30, 2003

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRC COMPANIES, INC.


February 14, 2003                        by:         /s/  John W. Hohener
                                            -----------------------------------
                                                    John W. Hohener
                                            Senior Vice President and Chief
                                                  Financial Officer
                                             (Chief Accounting Officer)

                                  CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER

                               TRC COMPANIES, INC.

              PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (CHAPTER 63, TITLE 18 U.S.C.SS.1350(A) AND (B))

I, Richard D. Ellison, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended December 31, 2002 of TRC Companies, Inc.;

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


Date: February 14, 2003

/s/   RICHARD D. ELLISON
-----------------------------------
      Richard D. Ellison
   Chief Executive Officer

                                  CERTIFICATION
                           OF CHIEF FINANCIAL OFFICER

                               TRC COMPANIES, INC.

              PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (CHAPTER 63, TITLE 18 U.S.C.SS.1350(A) AND (B))

I, John W. Hohener, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended December 31, 2002 of TRC Companies, Inc.;

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

Date: February 14, 2003

/s/   JOHN W. HOHENER
-----------------------------------
      John W. Hohener
   Senior Vice President and
    Chief Financial Officer

                                  CERTIFICATION
                          ACCOMPANYING FORM 10-Q REPORT


                                       OF


                               TRC COMPANIES, INC.

              PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (CHAPTER 63, TITLE 18 U.S.C.SS.1350(A) AND (B))


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. ss.1350(a) and (b)), each of the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended December 31, 2002 of TRC Companies, Inc. ("Company") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 14, 2003                        /s/   RICHARD D. ELLISON
                                         ---------------------------------------
                                                   Richard D. Ellison
                                                Chief Executive Officer


Date: February 14, 2003                          /s/   JOHN W. HOHENER
                                         ---------------------------------------
                                                   John W. Hohener
                                              Senior Vice President and
                                               Chief Financial Officer