Form 10-Q
period 2003-03-31
TRC COMPANIES INC /DE/
filed 2003-05-15
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒    NO  ☐

On May 14, 2003 there were 13,395,174 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

Contents of Quarterly Report on Form 10-Q

Quarter Ended March 31, 2003

PART I:  FINANCIAL INFORMATION

TRC Companies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2003	2002	2003	2002

Gross revenue	$74,275	$72,193	$233,197	$195,283
Less subcontractor costs and direct charges	21,878	23,333	74,631	65,293
Net service revenue	52,397	48,860	158,566	129,990

Operating costs and expenses:
Cost of services	46,688	39,743	134,742	106,224
General and administrative expenses	1,710	1,320	4,856	3,723
Depreciation and amortization	1,339	833	3,601	2,259
	49,737	41,896	143,199	112,206

Income from operations	2,660	6,964	15,367	17,784

Interest expense	386	263	967	880
Income before taxes	2,274	6,701	14,400	16,904

Federal and state income tax provision	887	2,563	5,616	6,466
Net income	1,387	4,138	8,784	10,438

Dividends and accretion charges on preferred stock	174	178	552	203
Net income available to common shareholders	$1,213	$3,960	$8,232	$10,235

Earnings per share:
Basic	$0.09	$0.32	$0.63	$0.86
Diluted	0.09	0.29	0.60	0.78

Average shares outstanding:
Basic	13,295	12,320	12,987	11,866
Diluted	14,096	14,086	13,827	13,364

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2003	June 30, 2002
ASSETS
Current assets:
Cash	$3,679	$1,615
Accounts receivable, less allowance for doubtful accounts (note 7)	98,906	90,895
Insurance recoverable - environmental remediation (note 4)	325	478
Deferred income tax benefits	3,372	2,630
Prepaid expenses and other current assets	3,376	2,100
	109,658	97,718
Property and equipment, at cost	41,535	36,500
Less accumulated depreciation and amortization	23,811	21,938
	17,724	14,562
Goodwill	103,088	81,434
Investments in and advances to unconsolidated affiliates	6,309	5,918
Long-term insurance receivable (note 7)	5,218	3,627
Long-term insurance recoverable - environmental remediation (note 4)	1,140	1,262
Other assets	3,574	1,336
	$246,711	$205,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,647	$465
Accounts payable	11,233	13,480
Accrued compensation and benefits	10,490	9,560
Income taxes payable	2,049	4,389
Deferred income taxes - current portion	2,483	2,151
Billings in advance of revenue earned (notes 4 and 8)	7,815	6,576
Environmental remediation liability (note 4)	325	374
Other accrued liabilities	5,977	4,998
	42,019	41,993
Non-current liabilities:
Long-term debt, net of current portion	44,843	23,888
Deferred income taxes	7,378	7,162
Long-term environmental remediation liability (note 4)	1,140	1,262
	53,361	32,312
Mandatorily redeemable preferred stock	14,683	14,603
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued as mandatorily redeemable	—	—
Common, $.10 par value; 30,000,000 shares authorized, 14,336,003 shares issued at March 31, 2003 and 13,497,806 shares issued at June 30, 2002	1,434	1,350
Additional paid-in capital	90,870	79,487
Note receivable	(146)	(146)
Retained earnings	47,387	39,155
	139,545	119,846
Less treasury stock, at cost	2,897	2,897
	136,648	116,949
	$246,711	$205,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$8,784	$10,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,601	2,259
Change in deferred taxes and other non-cash items	(454)	(259)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	850	(3,557)
Long-term insurance receivable	(1,591)	(2,714)
Prepaid expenses and other current assets	(534)	(96)
Accounts payable	(3,042)	2,402
Accrued compensation and benefits	(1,387)	292
Billings in advance of revenue earned	1,239	(4,573)
Insurance recoverable (current and long-term)	275	2,824
Environmental remediation liability (current and long-term)	(171)	(4,543)
Income taxes payable	(2,407)	(862)
Other accrued liabilities	(393)	(701)
Net cash provided by operating activities	4,770	910

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(15,789)	(14,022)
Additions to property and equipment, net	(4,490)	(2,970)
Investments in and advances to unconsolidated affiliates	(714)	(1,117)
Decrease (increase) in other assets, net	(37)	5
Net cash used in investing activities	(21,030)	(18,104)

Cash flows from financing activities:
Issuance of preferred stock, net of issuance costs	—	14,581
Net borrowings under revolving credit facilities and other long-term obligations	17,856	3,886
Cash payment in lieu of fractional shares on stock split	—	(9)
Proceeds from exercise of stock options and warrants	468	974
Net cash provided by financing activities	18,324	19,432

Increase in cash	2,064	2,238

Cash, beginning of period	1,615	851
Cash, end of period	$3,679	$3,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2003

(in thousands, except per share amounts)

1.             Basis of Presentation

The Condensed Consolidated Balance Sheet at March 31, 2003, the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002 have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, the financial statements are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

2.                                       Business Activities

The Company conducts its activities under one business segment which involves providing technical, financial, risk management, and construction services to the environmental, energy and infrastructure markets.  The Company does not track its financial performance by these areas, therefore it is not practicable for the Company to report net service revenue by these areas.  The Company’s services and products are provided to commercial organizations and government agencies primarily in the United States of America.

3.                                       Stock Options

The Company has a non-qualified stock option plan for employees and directors, which is described more fully in Note 10 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.  The Company accounts for the plan under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Accordingly, no compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002

Net income, as reported	$1,387	$4,138	$8,784	$10,438
Less: Stock-based employee compensation expense, net of related tax effects	(392)	(791)	(1,692)	(2,938)
Net income, pro forma	$995	$3,347	$7,092	$7,500

Earnings per share:

Basic, as reported	$0.09	$0.32	$0.63	$0.86
Basic, pro forma	$0.06	$0.26	$0.50	$0.61

Diluted, as reported	$0.09	$0.29	$0.60	$0.78
Diluted, pro forma	$0.06	$0.24	$0.47	$0.56

4.                                       Commitments and Contingencies

The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site for a fixed fee.  The Company assumes the risk for all remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects.  As additional protection, the Company obtains remediation cost cap insurance from rated insurance companies (e.g., American International Group), which provides coverage for unanticipated increases in costs up to a specified maximum amount significantly in excess of the estimated cost of remediation.

Upon signing of the contract, the Company receives the fixed fee contract price, the majority of which is deposited in a restricted account held by the insurance company, and the Company is reimbursed as it performs under the contract.  That portion of the initial fixed fee contract price which is not deposited with the insurance company is retained by the Company and is included under Current Liabilities on the Company’s Condensed Consolidated Balance Sheets under the item termed Billings in Advance of Revenue Earned.  This amount reduces as the Company performs under the contract and recognizes revenue.  The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on its consolidated operating results, financial condition or cash flows.

One Exit Strategy contract entered into by the Company also involved the Company entering into a consent decree with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the site.  The Company’s expected remediation costs (Current and Long-term Environmental Remediation Liability items in the Condensed Consolidated Balance Sheets) is fully funded by the contract price received and is fully insured by an environmental remediation cost cap policy (Current and Long-term Insurance Recoverable items in the Condensed Consolidated Balance Sheets).  As of March 31, 2003, the remediation for this project is substantially complete and the Company has begun long-term maintenance and monitoring at the site.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.  The duration of the guarantees and indemnities varies, and in many cases is indefinite.

5.                                       Acquisitions

During the nine months ended March 31, 2003, the Company completed the acquisitions of the following companies:

•                                          Cubix Corporation, a provider of air emissions monitoring and testing services for industrial, petrochemical and energy customers.

•                                          Essex Environmental Inc., a provider of environmental planning, training and compliance management services to energy and infrastructure customers.

•                                          Novak Engineering, Inc., a provider of power transmission, distribution planning and design services for utilities, municipalities and regional electrical cooperatives.

•                                          SGS Witter, Inc., a provider of electrical power transmission, distribution planning and design services for utilities, municipalities and rural electrical cooperatives.

•                                          D.D. Raviv Associates, Inc., a provider of evaluation, investigation and remediation services for industrial and petrochemical customers.

•                                          BV Engineering, a provider of planning and design services for private developers and municipalities in Southern California.

The aggregate purchase price for these acquisitions was $23,010 (before contingent consideration) including $11,990 of cash, 524 shares of the Company’s common stock valued at $8,050 and $2,970 in three-year promissory notes.  The Company may make additional purchase price payments in the future if the acquired companies achieve certain financial goals.  As a result of these acquisitions, goodwill of $13,178 was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, of which $7,748 is tax deductible.  Additionally, intangible assets of $2,508 were recorded in accordance with SFAS No. 141.  The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141.  The preliminary purchase price allocations have been completed, however it is anticipated that there will be changes to the preliminary allocations as fair values of property, equipment and intangible assets are finalized.  Any such changes are not expected to have a material impact on the results of operations or financial condition of the Company in future periods.

The following pro forma information for the three and nine months ended March 31, 2003 and 2002 presents summarized results of operations as if current year acquisitions had occurred at the beginning of the periods presented after giving effect to adjustments, including increased interest expense on acquisition borrowings, amortization of intangible assets (excluding goodwill and indefinite-lived intangible assets) and related income tax effects:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net service revenue	$53,769	$55,886	$170,637	$149,273

Net income	1,501	4,613	9,489	11,412

Earnings per share - diluted	$0.09	$0.32	$0.63	$0.82

The pro forma financial information may not be indicative of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor be indicative of the results that will be obtained in the future.

During the nine months ended March 31, 2003, the Company recorded additional purchase price payments related to acquisitions completed in prior fiscal years of $8,476, including 172 shares of the Company’s common stock valued at $2,247, with these payments resulting in additional goodwill.  At March 31, 2003 and June 30, 2002, the Company had liabilities for additional purchase price payments of $3,825 and $2,296, respectively.  These amounts are included under Current Liabilities on the Company’s Condensed Consolidated Balance Sheets under the item termed Other Accrued Liabilities.

At March 31, 2003, the Company had $103,088 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing at least annually.  The assessment of goodwill involves the estimation of the fair value of the Company’s one “reporting unit” as defined by SFAS No. 142.  Management completed this assessment during the second quarter of fiscal 2003 based on information as of the assessment date and determined that no impairment existed.

6.                                       Earnings per Share

For purposes of computing Diluted Earnings per Share (EPS) the Company uses the treasury stock method.  Additionally, when computing dilution related to the Preferred Stock, conversion is assumed as of the beginning of each period.

For the three and nine months ended March 31, 2003, assumed conversion of the Preferred Stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”), therefore conversion was not assumed for purposes of computing Diluted EPS.  For the three and nine months ended March 31, 2002, assumed conversion of the Preferred Stock was dilutive, therefore conversion was assumed for purposes of computing Diluted EPS.    The following tables set forth the computations of Basic and Diluted EPS:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	Diluted	Basic	Diluted	Basic

Net income	$1,387	$1,387	$4,138	$4,138
Dividends and accretion charges on preferred stock	(174)	(174)	—	(178)
Net income available to common shareholders	$1,213	$1,213	$4,138	$3,960

Weighted average common shares outstanding	13,295	13,295	12,320	12,320
Potential common shares:
Stock options and warrants	725	—	1,230	—
Contingently issuable shares	76	—	—	—
Convertible preferred stock	—	—	536	—
Total potential common shares	14,096	13,295	14,086	12,320

Earnings per share	$0.09	$0.09	$0.29	$0.32

	Nine Months Ended March 31, 2003		Nine Months Ended March 31, 2002
	Diluted	Basic	Diluted	Basic

Net income	$8,784	$8,784	$10,438	$10,438
Dividends and accretion charges on preferred stock	(552)	(552)	—	(203)
Net income available to common shareholders	$8,232	$8,232	$10,438	$10,235

Weighted average common shares outstanding	12,987	12,987	11,866	11,866
Potential common shares:
Stock options and warrants	764	—	1,291	—
Contingently issuable shares	76	—	—	—
Convertible preferred stock	—	—	207	—
Total potential common shares	13,827	12,987	13,364	11,866

Earnings per share	$0.60	$0.63	$0.78	$0.86

7.                                       Accounts Receivable

The current portion of Accounts Receivable at March 31, 2003 and June 30, 2002 is comprised of the following:

	March 31, 2003	June 30, 2002

Amounts billed	$63,705	$57,429
Unbilled costs	39,636	36,292
Retainage	3,282	3,025
	106,623	96,746

Less allowance for doubtful accounts	7,717	5,851
	$98,906	$90,895

Unbilled Costs generally represent billable amounts recognized as revenue primarily in the last month of the period.  Management expects that substantially all Unbilled Costs will be billed and collected within one year.  The majority of Amounts Billed are expected to be collected within 60 days from the invoice date.  Retainage represents amounts billed but not paid by the customer which, pursuant to the contract, are due at completion.  The $98,906 of Accounts Receivable at March 31, 2003, includes $8,861 of receivables associated with acquisitions made during the nine month period.  Therefore, excluding acquisitions, accounts receivable decreased by approximately $850 (as shown in the Condensed Consolidated Statements of Cash Flows) for the nine months ended March 31, 2003.

The Long-Term Insurance Receivable at March 31, 2003 and June 30, 2002 of $5,218 and $3,627, respectively, relates to unbilled costs on Exit Strategy contracts and represents amounts held by the insurance company until completion of certain milestones.

8.                                       Billings in Advance of Revenue Earned

Billings in Advance of Revenue Earned represent amounts collected in accordance with contractual terms in advance of when the work is performed.  These advance payments primarily relate to the Company’s Exit Strategy program as discussed in Note 3.

9.                                       Debt

The Company maintains a banking arrangement with Wachovia Bank, N.A. in syndication with two additional banks that provides a revolving credit facility of up to $50,000 to support various operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).

10.                                 Recent Accounting Standards

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The impact of adoption did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”.  This standard amends SFAS 123 to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock based employee compensation.  SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The Company adopted the disclosure requirements of SFAS 148 in the quarter ended March 31, 2003, when the standard became effective for the Company. The Company has no current intention to change its policy of accounting for stock-based compensation.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46).  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The impact of adoption is not expected to have a material impact on the Company’s financial statements.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Three and Nine months Ended March 31, 2003 and 2002

Results of Operations

The Company derives its revenue from fees for providing engineering, consulting and construction-related services.  The approximate percentages of net service revenue (NSR, described below) attributable to each type of contract performed by the Company for the nine months ended March 31, 2003, are as follows:

•	Time and material	49%
•	Fixed price or lump sum	30%
•	Cost reimbursable	21%

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

As shown in the Condensed Consolidated Statements of Operations, NSR increased $3.5 million, or 7.2%, to $52.4 million during the three months ended March 31, 2003, from $48.9 million in the same period last year. For the nine months ended March 31, 2003, NSR increased 22.0% to $158.6 million, compared to $130.0 million in the same period last year. Income from operations decreased approximately 61.8% and 13.6%, to $2.7 million and $15.4 million, during the three and nine months ended March 31, 2003, respectively, from $7.0 million and $17.8 million, in the same periods last year.

Management’s objective is to maintain a reasonable balance over time between increases in income from operations derived from organic and acquisition growth. For example, for fiscal years 2000 through 2002, income from operations increases from organic and acquisition growth were 52% and 48%, respectively. This balance was not achieved this year due to a reduction in the utilization of the Company’s staff related to three primary factors discussed below. For example, the NSR growth attributable to acquisitions was approximately $6.8 million and $31.0 million for the three-and nine-month periods, respectively, while NSR from organic activities decreased by approximately $3.3 million and $2.4 million in the same periods. NSR from acquired companies is considered part of growth attributable to acquisitions during the twelve months following the date acquired. Also, the operating income growth attributable to acquisitions was approximately $1.1 million and $3,6 million for the three-and nine-month periods, respectively, while operating income from organic activities decreased by approximately $5.4 million and $6.0 million in the same periods. The three factors are:

•                       challenging economic conditions which affected several of the Company’s operating centers. Until this fiscal year, these types of market changes were mitigated by increases in higher-margin business. The area most affected was the transportation infrastructure market where the Company relies on funding from state and local government entities;

•                       a second factor was the delay in new contract awards for Exit Strategy and other higher-margin programs and partially attributable to economic conditions, general customer uncertainty regarding capital investments and unusual winter conditions; and

•                       costs associated with substantial hiring and project investments the Company made in key markets which are expected to grow in spite of current economic conditions. Examples include expansion into the niche market of Manufactured Gas Plant site remediation, the planning, design and installation of distributed generation power systems and assisting customers in the planning and design of infrastructure security systems.

Management has recently implemented actions to reduce costs, increase operational efficiencies and align capacity with the current pace of activity. As these actions yield results, and recent investments increasingly yield positive gains, management expects that a closer balance between organic and acquisition growth will again be realized.

The following table presents the percentage relationships of items in the Condensed Consolidated Statements of Operations to NSR:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net service revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	89.1	81.3	85.0	81.7
General and administrative expenses	3.2	2.7	3.0	2.9
Depreciation and amortization	2.6	1.7	2.3	1.7
Income from operations	5.1	14.3	9.7	13.7
Interest expense	0.8	0.6	0.6	0.7
Income before taxes	4.3	13.7	9.1	13.0
Federal and state income tax provision	1.7	5.2	3.6	5.0
Net income	2.6	8.5	5.5	8.0
Dividends and accretion charges on preferred stock	0.3	0.4	0.3	0.1
Net income available to common shareholders	2.3%	8.1%	5.2%	7.9%

As a percentage of NSR, cost of services increased from 81.3% to 89.1% and 81.7% to 85.0%, respectively, during the three-and nine-month periods.  The increase in costs of services for both periods was a direct result of the three staff utilization factors discussed above.

As a percentage of NSR, general and administrative expenses increased to 3.2% and 3.0%, respectively, during the three and nine months ended March 31, 2003.  As a percentage of NSR, depreciation and amortization expense increased to 2.6% and 2.3% during the three-and nine-month periods primarily due to an increase in depreciation expense associated with acquisitions completed in the current and prior fiscal year.

Average borrowings outstanding were higher during the three and nine months ended March 31, 2003, compared to the same periods last year, resulting in higher interest expense in both periods.  The Company’s percentage of debt to total capitalization ratio of 23.5% continues to remain relatively low reflecting management’s conservative debt philosophy.

The provision for federal and state income taxes reflects an effective rate of 39% for the three and nine months ended March 31, 2003, compared to an effective rate of 38.3% in the same periods last year.

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

Cash flows provided by operating activities for the nine months ended March 31, 2003 were approximately $4.8 million.  This represents an increase of about $3.9 million compared to the same period last year.  For the nine months ended March 31, 2003, cash was primarily provided from the $8.8 million of net income; adjusted upward by: (1) a $3.6 million non-cash charge for depreciation and amortization, (2) a $0.9 million decrease in Accounts Receivable from ongoing operations (see Note 6 of Notes to Condensed Consolidated Financial Statements), and (3) a $1.2 million increase in Billings in Advance of Revenue Earned (see Note 3 of Notes to Condensed Consolidated Financial Statements); and adjusted downward  by: (1) a $3.0 million decrease in Accounts Payable, (2) a $2.4 million decrease in income taxes payable, (3) a $1.4 million decrease in Accrued Compensation and Benefits, and (4) a $1.6 million increase in Long-Term Insurance Receivable (see Notes 3 and 7 of Notes to Condensed Consolidated Financial Statements).

Investing activities used cash of approximately $21.0 million during the nine months ended March 31, 2003, primarily consisting of $15.8 million for acquisitions (approximately $10.6 million for current year acquisitions and approximately $5.2 million for additional purchase price payments related to acquisitions completed in prior years) and approximately $4.5 million in capital expenditures for additional information technology and other equipment to support business growth.

Financing activities provided cash of approximately $18.3 million during the nine months ended March 31, 2003, primarily provided by net borrowings from the Company’s revolving credit facility to support operating and investing activities.

The Company maintains a banking arrangement with Wachovia Bank, N.A. in syndication with two additional banks that provides a revolving credit facility of up to $50 million to support various short-term operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  At March 31, 2003, outstanding borrowings pursuant to the agreement were $42.3 million, at an average interest rate of 3.3%.

The agreement contains various covenants including, but not limited to, maintaining minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), restrictions related to net worth, leverage, asset sales, mergers and acquisitions, creation of liens and the payment of dividends on common stock (other than stock dividends).   The Company was in compliance with all covenants as of March 31, 2003.

An Exit Strategy contract recently awarded to the Company requires the Company to record all environmental remediation liabilities assumed by the Company under that contract, although all of those liabilities are covered by a fully funded cost cap insurance policy obtained by the Company.  The Company will, therefore, need to amend by June 30, 2003 the covenant in its credit facility with Wachovia, which requires the Company to maintain a minimum ratio of current assets to total liabilities.  In addition, the Company will need to amend a financial covenant related to minimum EBITDA by June 30, 2003 as a result of the recent decrease in EBITDA.  Based on its conversations with Wachovia, the Company expects to obtain both of these amendments.

The Company expects that the cash generated from operations, the cash on hand at March 31, 2003 and available borrowings under the revolving credit facility will be sufficient to meet the Company’s cash requirements for currently anticipated activities.  If in the future the Company pursues acquisitions or has other cash needs which exceed the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

Critical Accounting Policies

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Management uses its best judgment in the assumptions used to make these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.  Management believes the following accounting policies reflect the more significant judgments and estimates used in preparation of the Company’s condensed consolidated financial statements.

Revenue Accounting For Contracts:  As discussed above (Results of Operations), the majority of the Company’s services are provided on Time and Material or Cost-type contracts.  For these services, the Company recognizes revenue at the time it provides the services and costs are incurred.

Revenue on Fixed Price contracts is recognized using the efforts-expended percentage-of-completion method of accounting, by relating costs incurred to date to the total estimated costs at completion.  Revenue adjustments from changes in total estimated contract costs, which could be material, are recognized in the period they are determined.

Certain cost-reimbursable contracts with the U.S. federal government, as well as certain state, municipal and commercial clients provide that contract costs are subject to audit and adjustment.  These audits are conducted by various governmental auditors, which review the Company’s overhead rates and operating systems.  As a result of these audits, certain costs may be disallowed if it is determined that the Company accounted for these costs incorrectly or in a manner inconsistent with Cost Accounting Standards.

Allowance for doubtful accounts:  Allowances for doubtful accounts are maintained for estimated losses which could result from the inability or unwillingness of customers to make required payments.  These estimates are reviewed each quarter, and are adjusted upward or downward as appropriate depending on actual payments received and management’s expectation of customers’ intentions regarding past due invoices.

Income taxes:  At March 31, 2003, the Company had approximately $3.4 million of deferred income tax benefits.  The realization of these benefits is dependent on the Company’s future taxable income and its tax planning strategies.  Management believes that sufficient taxable income will be earned in the future to realize the deferred income tax benefits.  In the event that the Company determines that future taxable income is not expected to be sufficient, a valuation allowance for deferred income tax benefits may be required.

Business Acquisitions:  Assets, including acquired identifiable intangibles, and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At March 31, 2003, the Company had approximately $103.1 million of goodwill, representing the cost of acquisitions in excess of the fair values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  The assessment of goodwill involves the estimation of the fair value of the Company’s “reporting unit,” as defined by SFAS No. 142.  Management completed this assessment during the second quarter of fiscal 2003 based on information available as of the assessment date and determined that no impairment existed.

Stock Options:  See Note 3 to the Condensed Consolidated Financial Statements.

Recent Accounting Standards

See Note 9 to the Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on management’s current estimates, expectations and projections about the factors discussed.  The markets and regions in which the Company’s customers operate and the services the Company provides.  By their nature such forward-looking statements involve risks and uncertainties.  The Company has attempted to identify such statements using words such as “may,” “expects,” “plans,” “anticipates,” “believes,” estimates,” or other words of similar import.  The Company cautions the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements, including the following examples:

•                  increase in competition by foreign and domestic competitors;

•                  availability of qualified engineers and other professional staff needed to perform contracts;

•                  continuation of income from core activities to finance growth;

•                  availability of environmental insurance for certain Exit Strategy projects;

•                  the timing of new awards and the funding of such awards;

•                  the ability of the Company to meet project performance or schedule requirements;

•                  continuation of regulatory enforcement requirements for a portion of the Company’s services;

•                  cost overruns on fixed, maximum or unit priced contracts;

•                  the outcome of pending and future litigation and government proceedings;

•                  the cyclical nature of the individual markets in which the Company’s customers operate; and,

•                  the successful closing and/or subsequent integration of any merger or acquisition transaction.

The preceding list is not all-inclusive, and the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Readers of this Management’s Discussion and Analysis should also read the Company’s most recent Annual Report on Form 10-K for a further description of the Company’s business, legal proceedings and other information that describes factors that could cause actual results to differ from such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to borrowings under the Company’s revolving credit agreement.  These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates.  An effective increase or decrease of 10% in the current effective interest rate under the revolving credit facility would not have a material effect on the Company’s operating results, financial condition or cash flows.

Item 4.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II:  OTHER INFORMATION

Item 6.                      Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 1995.

	3.2	Bylaws of the Company, as amended, incorporated by reference from the Company’s Form S-1 as filed on April 16, 1986, Registration No. 33-4896.

3.3

Certificate of Rights and Preferences of Series A-1 Cumulative Convertible Preferred Stock filed with the Secretary of the State of Delaware, incorporated by reference from the Company’s Form 8-K filed on December 26, 2001.

	15	Letter re: unaudited interim financial information

	99.1	Independent Accountants’ Report

	99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

May 15, 2003	by:	/s/ John W. Hohener
John W. Hohener

Senior Vice President and Chief Financial Officer

(Chief Accounting Officer)

CERTIFICATION

OF CHIEF EXECUTIVE OFFICER

TRC COMPANIES, INC.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

I, Richard D. Ellison, certify that:

1.         I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of TRC Companies, Inc.;

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

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/	Richard D. Ellison
Richard D. Ellison
Chief Executive Officer

CERTIFICATION

OF CHIEF FINANCIAL OFFICER

TRC COMPANIES, INC.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

(Chapter 63, Title 18 U.S.C.SS.1350(A) and (B))

I, John W. Hohener, certify that:

1.         I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of TRC Companies, Inc.;

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

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/	John W. Hohener
John W. Hohener
Senior Vice President and Chief Financial Officer