Form 10-K
period 2003-06-30
TRC COMPANIES INC /DE/
filed 2003-10-14
CIK 103096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-9947

TRC COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0853807 (I.R.S. Employer Identification No.)
5 Waterside Crossing Windsor, Connecticut (Address of principal executive offices)	06095 (Zip Code)
Registrant's telephone number, including area code: (860) 298-9692
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes ☒    No ☐

        The aggregate market value of the registrant's common stock held by non-affiliates on October 10, 2003 was approximately $153,300,000.

        On October 10, 2003, there were 13,518,991 shares of common stock of the registrant outstanding.

Documents incorporated by reference:

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 2003 are incorporated by reference into Part III of this Report.

TRC Companies, Inc.

Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2003

Part I

Part I

Item 1.    Business

        TRC Companies, Inc., incorporated in 1971, is a customer-focused company that creates and implements innovative solutions to the challenges facing America's environmental, energy, infrastructure and security markets. The Company is a leading provider of technical, financial, risk management and construction services to industry and government customers across the country. Traditionally, the Company's work was focused primarily on providing conventional technical services to commercial and government customers. In early 1998, new Company management initiated a growth plan focused on two key areas. First, while maintaining the traditional business, the Company embarked on a plan to increase growth in economically driven markets. Secondly, it would provide higher value, "problem solving" services and elevate purchasing decisions in customer organizations from middle to senior management. This approach has resulted in a superior growth rate and has allowed the Company to continuously transform its services to suit the evolving needs of its customers. The Company currently provides services in the following areas:

        Environmental—The Company provides engineering, scientific and technical environmental services to customers through a national network of over 85 offices. These services have been one of the Company's historic core strengths and serve as the foundation for the Company's Exit Strategy® program.

        Environmental services provided by the Company include pollution control, waste management, auditing and assessment, permitting and compliance, design and engineering, and natural and cultural resource management. The Company has particular expertise in air quality, emissions control and monitoring; in licensing new and expanded facilities; and in investigating and cleaning up environmentally impaired sites. While these services are generally required by the Company's customers for compliance with federal, state and local environmental laws, the Company is experiencing an increase in its business due to (i) the rehabilitation of older business processes to increase efficiency and productivity, (ii) mergers, acquisitions and divestitures and the identification, quantification and resolution of environmental liabilities associated with past practices, and (iii) the redevelopment of former industrial properties to meet changing urban demographic patterns. The Company believes these economically motivated projects, as well as enforcement of environmental laws and regulations, will continue to provide opportunities to expand and grow its traditional environmental business. In addition, the Company has an information management group that assists its customers by analyzing their data management requirements and creating software and hardware solutions for cost-effective information management systems.

        The Company has developed a unique, innovative method for its customers to outsource their environmental remediation activities to the Company. The Company's Exit Strategy program provides its customers with a cost-effective alternative to managing their non-core environmental remediation activities. This is especially attractive to customers in the following situations:

  •
  Mergers, Acquisitions and Divestitures—In typical transactions, neither buyer nor seller wishes to be responsible for existing environmental conditions of transferred assets. The Company solves this dilemma by identifying and quantifying the risk and then entering into a contract with both buyer and seller to complete the remediation.

  •
  Discontinued Operations—When the Company's customers close facilities or purchase redundant facilities as part of a business transaction, they are faced with the environmental legacy of the property. By outsourcing the management of these responsibilities to the Company, our customers can re-allocate resources to ongoing business operations.

  •
  Multi-Party Superfund Sites—By law, the cleanup of abandoned, environmentally impaired sites is the responsibility of those businesses that sent waste materials to the site during its period of operation. The typically inefficient and lengthy process of negotiating and managing these cleanups drives up the legal and administrative cost burden for the responsible parties. By taking sole responsibility for the site, the Company essentially eliminates the additional cost and expedites the schedule for cleanup.

  •
  Brownfields Real Estate Development—The redevelopment of commercially viable but environmentally contaminated property is commonly referred to as "brownfields" redevelopment. The Company has, on occasion, purchased contaminated property from its customers and is in the process of cleaning up these properties to increase their market value for eventual sale or redevelopment. The Company does not actively pursue these sites on its own but generally seeks a real estate development partner with experience in the local or regional real estate market.

        Regardless of the type of Exit Strategy project undertaken, the Company completes a thorough due diligence process to understand and quantify the environmental condition of the property. The Company then designs a specific risk management plan to address the known and unknown risks. This plan includes insurance to adequately protect the Company and its customers from future risks. The Company's insurer on these projects is the American International Group (AIG).

        Through its Exit Strategy program, the Company is recognized as a leader in the environmental remediation outsourcing market, and expects the market for these projects will continue to grow. The Company has an experienced team of technical and management personnel to continue to develop these opportunities.

        Energy / Power—The Company has traditionally provided a variety of technical services to energy and electrical power customers from offices across the country. In 1998, the Company determined that changes in the energy industry would create substantial new demand for high quality, responsive services. Since that time, the Company has established a leadership position in supporting the licensing of large electric generating facilities and re-powering older plants in areas of the country with the highest demand for additional power. In addition, the Company is providing a variety of technical services in support of large scale wind-powered electric generating projects and hydroelectric facilities.

        The Company has substantially expanded its energy and power services to meet the growing demand and need for reliable energy. As discussed below, the Company has established a national capability for permitting, engineering and construction management services for the natural gas and electric transmission and distribution markets.

        The proven long-term supply of natural gas is enabling industry to expand its use of this cleaner fuel source. This increased demand is in turn fostering expansion of the country's gas pipeline transmission system. The Company has one of the leading practices supporting this infrastructure expansion. The Company is also assisting customers who are developing a new generation of liquid natural gas (LNG) facilities that will provide needed capacity to meet peak demand cycles.

        As the 2003 blackouts in the upper midwest and northeast U.S. demonstrated, the electric transmission system serving the country has aged and is in need of upgrade. The federal government initiative to balance power supply and demand more effectively through the multi-state regional transmission organizations is also creating a need for permitting and engineering services to upgrade the transmission and distribution grid. The Company's power delivery engineering and environmental groups are assisting the owners of the transmission grid with upgrading system capabilities to meet increases in demand, improve reliability, and integrate new sources of electric generation.

        Recognizing that the needs of electrical users in high load demand areas cannot be met solely by new major generating plants or capital upgrades to the transmission grid, the Company has also expanded services into development and oversight of distributed generation projects and energy capacity management consulting. The Company is currently co-developing a number of distributed generation facilities located at host commercial office and manufacturing operations. In addition to maintaining a going-forward equity ownership position, the Company provides licensing, engineering and development management services for the facilities. This contribution of turn key services is aimed toward solving special customer problems, allowing the Company to expand its ability to provide higher value services.

        The Company's financial transaction management group is assisting customers interested in purchasing or selling energy assets. These transactions are becoming increasingly more frequent because of the benefits of having securitized assets and the need for capital in segments of the energy industry. The Company's services for these transactions include identifying available assets for transfer as well as site-related due diligence and environmental compliance services. These evolving activities continually allow the Company to increase the overall value of its services.

        Infrastructure—The Company's infrastructure development markets are primarily targeted at: (1) the expanding need for capacity in geographic areas where the population is growing rapidly; and, (2) rehabilitative improvements of overburdened and deteriorating infrastructure systems. Investing in infrastructure projects continues to be a primary focus of government and industry due to these drivers. The Company's infrastructure market focus areas include:

  •
  Transportation—Planning, design and construction management of road and bridge projects for public customers.

  •
  Land Development—Planning, design and construction management of development projects for municipal and private customers.

  •
  Water/Wastewater Treatment—Planning, design and construction management for potable water and wastewater treatment facilities.

  •
  Building Systems—Building automation systems design, central plant design, construction management and commissioning, and facility energy management program implementation.

  •
  Security—Vulnerability assessment, engineering and structural improvements for public and private infrastructure facilities, and design and implementation of security and surveillance systems.

  •
  Information Management—Technology strategy and planning, systems design and implementation for public and private sector customers.

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

        At this time, it is not practicable to report revenue by the environmental, energy/power and infrastructure areas.

Customers

        The Company's customers include companies in the energy, chemical, automotive, petroleum, construction, transportation, mining, waste management and other industries, financial institutions, public utilities, and local, state and federal government agencies. Many of the Company's commercial customers are major multinational corporations. The following are representative of the Company's customers:

AES Enterprises	Hanson PLC	Waste Management
ASARCO	Kinder Morgan	Williams Kern River
BNSF	Lockheed Martin	State Departments of Transportation
BP/Amoco	New York City	— California
Cisco Systems	— School Construction Authority	— New Jersey
City of Frisco, Texas	— Department of Parks	— New York
Connecticut Resources Recovery	— Department of Transportation	— Pennsylvania
Authority	Orange County, CA	— South Carolina
Consolidated Edison	Pfizer	— Virginia
Conoco Phillips	PG & E	— West Virginia
Constellation Energy	Sempra Energy	— Texas
Duke Energy	Sentex	U.S. Government
El Paso Energy	Shea Homes	— EPA
Entergy	Sun Oil	— DOD
Exxon/Mobil	The Irvine Company	— FAA
General Electric	The Trump Organization
General Motors	Unocal

        For fiscal 2003, 2002 and 2001, agencies of the U. S. Government (principally the U.S. Environmental Protection Agency and the U.S. Department of Defense) accounted for 6%, 5% and 7%, respectively, of the Company's net service revenue. No customer represented 10% or more of the Company's net service revenue in any of those years.

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

        During the past three years a key element of the Company's marketing and sales activities has been to focus on the highest level managers and decision makers (e.g. CEOs, CFOs) of our customers. This approach has been successful in allowing the Company to demonstrate its special value-added services to buyers who are prepared to pay higher margins on larger projects, when the Company can assist them in accomplishing their most important objectives. This approach will be a continuing and expanding strategy to assist the Company in achieving greater growth and higher margins than the norm.

Backlog

        At June 30, 2003, the Company's net contract backlog (excluding the estimated costs of pass-through charges) was approximately $240 million, as compared to approximately $215 million at

June 30, 2002. The Company expects that approximately 60% of this backlog will be completed in fiscal 2004. In addition to this net contract backlog, the Company holds open order contracts from various customers and government agencies. As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog. While most contracts contain cancellation provisions, the Company is unaware of any material work included in backlog which will be canceled or delayed.

Employees

        As of June 30, 2003, the Company had approximately 2,200 full- and part-time employees. Approximately 85% of these employees are primarily engaged in performing environmental, power and infrastructure engineering and consulting, financial, risk management, construction management and information management services for customers. Many of these employees have master's degrees or their equivalent and a number have Ph.D. degrees. The Company's professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enables the Company to provide a diverse range of services. The balance of the Company's employees are engaged primarily in executive, administrative and support activities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be very good.

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

        However, the majority of the Company's work represents repeat orders from long-term customers because the Company focuses on market areas where it can be a leading provider due to staff skills, reputation, financial strength and/or geographic presence. For example, the Company believes that it is one of the top two or three providers of licensing services for the large energy business. Further, the Company believes that it is the market leader in providing complete outsourcing of site remediation services through its Exit Strategy program. In general, competition is reduced when the Company can provide value-added, high-level, problem-solving services to senior management incorporating a combination of technical, risk management and financial support services.

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

Item 2.    Properties

        The Company provides its services through a network of over 85 offices located nationwide. The Company leases approximately 675,000 square feet of office and commercial space to support these operations. In addition, a subsidiary of the Company owns a 26,000 square foot office/warehouse building in Austin, TX. These properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy projects, affiliates of the Company have taken title to sites on which those activities are being performed.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRR". The following table sets forth the high and low per share prices for the common stock for the fiscal years ended June 30, 2003 and 2002 as reported on the New York Stock Exchange.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$21.35	$12.90	$31.10	$19.47
Second Quarter	17.93	9.60	37.33	24.09
Third Quarter	15.10	12.49	33.50	21.47
Fourth Quarter	15.87	10.60	28.75	19.20

        On October 10, 2003, there were approximately 4,000 holders of the Company's common stock, of which 302 were shareholders of record.

        To date the Company has not paid any cash dividends on its common stock. The payment of dividends in the future will be subject to the financial condition, capital requirements and earnings of the Company. However, future earnings are expected to be used for expansion of the Company's operations, and cash dividends are not likely for the foreseeable future.

Equity Compensation Plan Information

        The following table provides information as of June 30, 2003 for compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders—TRC Stock Option Plan	2,636,406	$11.08	1,033,774
Equity compensation plans not approved by security holders—none	—	—	—

Total	2,636,406	$11.08	1,033,774

Item 6.    Selected Financial Data

        The following table provides summarized information with respect to the operations of the Company.

Statements of Income, years ended June 30,	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Gross revenue	$315,605	$269,524	$181,473	$117,131	$78,223
Less subcontractor costs and direct charges	98,279	89,449	57,271	32,323	20,890

Net service revenue	217,326	180,075	124,202	84,808	57,333

Operating costs and expenses:
Cost of services	184,489	145,263	100,587	70,619	48,073
General and administrative expenses	6,491	5,151	3,909	2,991	2,462
Depreciation and amortization	5,142	3,457	3,771	2,917	2,468

	196,122	153,871	108,267	76,527	53,003

Income from operations	21,204	26,204	15,935	8,281	4,330
Interest expense	1,400	1,136	1,541	1,024	507

Income before taxes	19,804	25,068	14,394	7,257	3,823
Federal and state income tax provision	7,625	9,588	5,409	2,613	1,376

Income before accounting change	12,179	15,480	8,985	4,644	2,447
Cumulative effect of accounting change, net of income taxes of $1,478 (1)	(2,361)	—	—	—	—

Net income	9,818	15,480	8,985	4,644	2,447
Dividend and accretion charges on preferred stock	766	377	—	—	—

Net income available to common shareholders	$9,052	$15,103	$8,985	$4,644	$2,447

Basic earnings per common share:
Before accounting change	$0.87	$1.26	$0.83	$0.45	$0.24
Cumulative effect of accounting change	(0.18)	—	—	—	—

	$0.69	$1.26	$0.83	$0.45	$0.24

Diluted earnings per common share:
Before accounting change	$0.82	$1.14	$0.75	$0.43	$0.24
Cumulative effect of accounting change	(0.17)	—	—	—	—

	$0.65	$1.14	$0.75	$0.43	$0.24

Average common shares outstanding:
Basic	13,090	12,025	10,854	10,268	10,173
Diluted	13,917	13,571	11,935	10,785	10,259

Cash dividends declared per common share	None	None	None	None	None

Balance Sheets at June 30,
Assets	$260,586	$203,582	$127,672	$94,208	$66,072

Debt	44,959	24,353	15,005	21,300	7,900

Redeemable preferred stock	14,711	14,603	—	—	—

Shareholders' equity	138,764	116,949	69,975	54,448	46,988

(1)
See Note 2 of the Notes to Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis contains statements that are forward-looking. These statements are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors. See the discussion in "Forward-Looking Statements" on page 16.

Critical Accounting Policies

        The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. The Company's accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company's consolidated financial statements and are the policies which are most critical in the portrayal of the Company's financial position and results of operations:

        Long-term contracts:    The Company recognizes contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The Company records revenue on its cost-type and time and material contracts based upon direct labor costs and other direct contract costs incurred. The Company has fixed price Exit Strategy contracts to remediate environmental conditions at contaminated sites under which the Company and its customers are protected against cost overruns by insurance policies. Revenue (and related costs) from these fixed price contracts is recognized using the efforts expended, percentage-of-completion method of accounting based on total costs incurred to date as compared to total costs estimated at completion. Contract costs include direct labor costs, subcontractor costs, other direct costs and indirect costs. Prior to fiscal 2003, the Company used the efforts-expended, percentage-of-completion method based on direct labor costs, but for contracts where subcontractor costs resulted in a more meaningful measure of progress towards completion, they were considered for inclusion in labor costs. The Company's method of revenue recognition requires the Company to prepare estimates of costs to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies, such as potential variances in schedule and labor and other contract costs, liability claims, contract disputes or achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined.

        Allowances for doubtful accounts:    Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Income taxes:    At June 30, 2003, the Company had approximately $1.8 million of deferred income tax benefits. The realization of a portion of these benefits is dependent on the Company's estimates of future taxable income and its tax planning strategies. Management believes that sufficient taxable income will be earned in the future to realize deferred income tax benefits; accordingly, no valuation allowance has been recorded. Additionally, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

        Business acquisitions:    Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date. At June 30, 2003, the Company had approximately $102.8 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of the Company's "reporting unit," as defined by SFAS No. 142. Management completed this assessment during the second quarter of fiscal 2003 based on the best information available as of the date of assessment and determined that no impairment existed. There can be no assurance that future events will not result in impairments of goodwill or other assets.

Results of Operations

        The Company derives its revenue from fees for providing engineering and consulting services. The types of contracts with our customers and the approximate percentage of net service revenue for the year ended June 30, 2003 from each contract type are as follows:

• Time and material	45%
• Fixed price or lump sum	33%
• Cost-type with various fee arrangements	22%

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

        The following table presents the percentage relationships of items in the consolidated statements of income to NSR:

Years ended June 30,	2003	2002	2001
Net service revenue (NSR)	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	84.9	80.7	81.0
General and administrative expenses	3.0	2.8	3.2
Depreciation and amortization	2.4	1.9	3.0

Income from operations	9.7	14.6	12.8
Interest expense	0.6	0.7	1.2

Income before taxes	9.1	13.9	11.6
Federal and state income tax provision	3.5	5.3	4.4

Income before accounting change	5.6	8.6	7.2
Cumulative effect of accounting change	(1.1)	—	—

Net income	4.5	8.6	7.2
Dividends and accretion charges on preferred stock	0.3	0.2	—

Net income available to common shareholders	4.2%	8.4%	7.2%

2003 Compared to 2002

        The revenue growth trend established in fiscal 1998 continued for the sixth consecutive year. Gross revenue increased $46.1 million, or 17.1%, to $315.6 million in fiscal 2003, from $269.5 million in fiscal 2002. NSR increased $37.3 million, or 20.7%, to $217.3 million in fiscal 2003, from $180.1 million in fiscal 2002. The fiscal 2003 NSR growth was entirely attributable to acquisitions. Approximately 104% of NSR growth for fiscal 2003 was from acquisitions while organic (existing business) NSR decreased by 4% compared to last year. Management's goal continues to be to provide a reasonable balance between organic and acquisition growth over a several-year period.

        Income from operations decreased by $5.0 million to $21.2 million in fiscal 2003 compared to $26.2 million last year. Acquisitions provided approximately $5.1 million of operating income growth, while operating income from organic activities decreased by approximately $10.1 million compared to last year. Management's objective is to maintain a reasonable balance over time between increases in income from operations derived from organic and acquisition growth. For example, for fiscal years 2000 through 2002, income from operations increases from organic and acquisition growth were 52% and 48%, respectively. The inability to achieve this balance this year (as well as the increase in cost of services as a percentage of NSR) was due to a reduction in the utilization of the Company's staff related to three primary factors as follows:

  •
  challenging economic conditions which affected several of the Company's operating centers. Until this fiscal year, these types of market changes were mitigated by increases in higher-margin business. The area most affected was the transportation infrastructure market where the Company relies on funding from state and local government entities;

  •
  the delay in new contract awards for Exit Strategy and other higher-margin programs attributable to economic conditions, general customer uncertainty regarding capital investments and unusual winter conditions; and

  •
  costs associated with substantial hiring and project investments the Company made in key markets which are expected to grow in spite of current economic conditions. Examples include: the planning, design and installation of electric power transmission and distribution systems and the installation of distributed generation power systems; assisting customers in the planning and design of infrastructure security systems; assisting customers in evaluating financial aspects of acquiring or divesting energy related assets; and expansion into the niche market of manufactured gas plant site remediation.

        Management has implemented actions to reduce costs, increase operational efficiencies and align capacity with the current pace of activity. As these actions yield results, and recent investments increasingly yield positive gains, management expects that a closer balance between organic and acquisition growth will again be realized.

        General and administrative expenses (G&A) increased approximately 26.0% in fiscal 2003 primarily due to additional costs necessary to support the Company's growth resulting from acquisitions as well as increased costs for audit and legal services. However, as a percentage of NSR, G&A expenses only increased to 3.0% in fiscal 2003 from 2.8% in fiscal 2002. This demonstrates the Company's ability to generate and manage the increased revenue without adding a proportional amount of overhead, resulting in higher margins for all services performed.

        Depreciation and amortization expense increased approximately 48.7% in fiscal 2003. This increase was primarily attributable to the additional depreciation expense of capital expenditures made throughout the year, the amortization expense related to identifiable intangibles from acquisitions, as well as the additional depreciation expense associated with acquisitions completed in fiscal 2003 and 2002.

        Interest expense increased by approximately 23.2% in fiscal 2003 compared to last year primarily due to higher average borrowings outstanding against the Company's revolving credit facility to finance acquisitions. The Company's percentage of debt to capitalization ratio of 22.7% continues to remain relatively low, reflecting management's conservative debt philosophy.

        The provision for federal and state income taxes reflects an effective rate of 38.5% in fiscal 2003 compared to 38.3% in fiscal 2002. This small increase was primarily due to higher state income taxes. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

        The Company changed its method of accounting for fixed price contracts, effective July 1, 2002. The cumulative effect of the change decreased net income by $2,361 (net of income taxes of $1,478) or $0.17 per diluted share, which was retroactively reflected in the first quarter of fiscal 2003. Before the cumulative effect adjustment, this accounting change had the effect of increasing revenue, net income and diluted earnings per share in fiscal 2003 by $2,451, $1,507 and $0.11, respectively.

2002 Compared to 2001

        Gross revenue increased $88.1 million, or 48.5%, to $269.5 million in fiscal 2002, from $181.5 million in fiscal 2001. NSR increased $55.9 million, or 45%, to $180.1 million in fiscal 2002, from $124.2 million in fiscal 2001. These increases were due to a combination of internal growth arising out of increased demand for the Company's services and the additional revenue from acquisitions made in fiscal 2002 and 2001.

        As discussed above, NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired. Approximately 83% of the NSR growth for fiscal 2002 was from acquisitions, while, as discussed below, operating income growth for fiscal 2002 was greater from organic activities. These characteristics were due to:

  •
  The relatively larger size of the two recently acquired companies, compared to the Company's historically smaller size acquisitions.

  •
  The seasonality of the largest acquisition (SITE-Blauvelt), which added significant NSR with relatively small operating income during the winter period.

  •
  Increased margins provided by the Company's organic business activities.

        Cost of services increased 44.4% in fiscal 2002 compared to 2001 due to the increase in NSR.

        General and administrative expenses (G&A) increased approximately 31.8% in fiscal 2002 primarily from additional costs necessary to support the Company's internal and acquisition growth. However, as a percentage of NSR, G&A expenses decreased from 3.2% in fiscal 2001 to 2.8% in fiscal 2002. This decrease was due to the Company's ability to generate and manage the increased revenue without adding a proportional amount of overhead, resulting in higher margins for all services performed.

        Depreciation and amortization expense decreased approximately 8.3% in fiscal 2002. This decrease was primarily due to the Company's early adoption of SFAS No. 142 on July 1, 2001. In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The decrease associated with the adoption of SFAS No. 142 was, however, partially offset by an increase in depreciation expense primarily associated with acquisitions completed in fiscal 2002 and 2001.

        Income from operations increased approximately 64.4% to $26.2 million in fiscal 2002, from $15.9 million in fiscal 2001. Additionally, the Company's operating income margin increased to 14.6% from 12.8% during the same period. Approximately 54% of the fiscal 2002 operating income growth increase was from organic activities. The remaining 46% of operating income growth was from acquisitions completed during fiscal 2002. The favorable organic growth percentage reflects the Company's successful efforts to obtain higher margin revenue for its services. The improvement in operating income performance was primarily due to:

  •
  The Company's focus toward higher margin, economically driven markets;

  •
  The growth in revenue, without comparable increases in overhead; and

  •
  The favorable impact resulting from the adoption of SFAS No. 142.

        Interest expense decreased by approximately 26.3% in fiscal 2002 primarily due to lower average interest rates throughout the year. The Company's percentage of debt to capitalization ratio was 16%.

        The provision for federal and state income taxes reflected an effective rate of 38.3% in fiscal 2002 compared to an effective rate of 37.6% in fiscal 2001. This increase was primarily due to an increase in the federal income tax rate bracket as a result of the Company's income growth. The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

        Cash flows from operating activities increased to approximately $12.1 million in fiscal 2003, compared to $6.3 million last year. In fiscal 2003, the cash provided by operating activities was primarily generated by Net Income and the non-cash charges against income for the Cumulative Effect of the Accounting Change and charges for Depreciation and Amortization. As shown in the Consolidated Statement of Cash Flows, additional cash flow related factors included changes in: Account Receivable; Long-term Insurance Receivable; Billings in Advance of Revenue Earned; Income Taxes Payable; and several lesser items.

        As a result of the above factors, some periods have a high operating cash flow to net income relationship while in others, the relationship is much lower. Over longer time periods, the effect tends to be normalized with an overall positive operating cash flow trend. This is illustrated by the variation in operating cash flow for fiscal years 2001, 2002 and 2003.

        Cash flow from Accounts Receivable (before the effect of acquisitions) increased by $0.3 million, compared to a decrease of $8.4 million in fiscal 2002. Accounts Receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the fiscal year. The magnitude of the accounts receivable for a professional services company is typically evaluated as days sales outstanding (DSO), which is calculated by dividing both current and long-term receivables by the most recent six-month average of daily gross revenue. During fiscal 2003, the Company's DSO averaged 113 days. Management's long-term goal is to reduce DSO to 100-105 days.

        Billings in Advance of Revenue Earned represents amounts collected in accordance with contractual terms before the work is performed, primarily on Exit Strategy contracts. These payments provide the Company with an advance source of cash for one to several years. During years when the amount of payments from Exit Strategy contracts exceeds the amount of revenue recognized as work is performed on the contracts, billings in advance of revenue earned will increase and thereby provide operating cash flow. For instance, during fiscal 2001, the increase in Billings in Advance of Revenue Earned contributed $7.6 million towards the total cash provided by operating activities. During years when the amount of revenue recognized from work performed exceeds the amount of payments from Exit Strategy contracts, Billings in Advance of Revenue Earned will decrease and reduce operating cash flow. During fiscal 2002, the decrease in Billings in Advance of Revenue Earned reduced operating cash flow by $4.2 million from the prior year. During fiscal 2003, the decrease in operating cash flow from Billings in Advance of Revenue Earned was $1.5 million from the prior year.

        For fiscal 2003, operating cash flows increased by non-cash charges for Depreciation and Amortization of $5.1 million. Other non-cash items include Insurance Recoverable and Environmental Remediation Liability. The net non-cash impact of these two-related items for fiscal 2003 was $0.1 million. These items relate to certain Exit Strategy contracts where the Company enters into a consent decree with government authorities assuming the obligation for the settling responsible parties' environmental remediation liability for the site, which is offset by a fully funded remediation finite cost cap insurance policy, generally provided by American International Group (AIG). Each insurance policy provides protection against potential increases in the cost of a project.

        Upon signing of each contract, with a finite cost cap insurance policy, a majority of the contract price is directly deposited in a restricted account held by AIG. AIG then pays the Company from the deposited funds as work is performed. The Long-Term Insurance Receivable is associated with amounts held by AIG for work performed, but which are currently not yet payable under the terms of the policy. These amounts will be paid as the Company completes work on the project. The effect on periodic operating cash flows will vary depending upon the mix of work performed, but not yet payable and amounts reimbursed to the Company by AIG. For fiscal 2003, the Long-Term Insurance Receivable item resulted in a cash flow decrease of $1.8 million.

        Finally, operating cash flows for fiscal 2003 decreased by $3.2 million for Income Taxes Payable primarily related to the fiscal 2002 liability and by $1.2 million for Accrued Compensation and Benefits primarily related to the timing of payroll cycles.

        Cash flows used in investing activities have historically consisted of payments for acquisitions, capital expenditures for additional information technology and other equipment to support business growth and investments in unconsolidated affiliates. During fiscal 2003, the Company's cash flows used in investing activities of approximately $25.6 million primarily consisted of approximately $19.2 million for new acquisitions and additional purchase price payments on acquisitions completed in prior years, and approximately $5.5 million for capital expenditures.

        During fiscal 2003, the Company's financing activities provided cash of $17 million to primarily support investing activities. This cash was primarily provided by net borrowings from the Company's credit facility.

        The Company maintains a banking arrangement with Wachovia Bank, N.A., in syndication with two additional banks, which provides a revolving credit facility of up to $50 million to support short-term operating and investing activities. Borrowings under the agreement bear interest at Wachovia's base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires. Borrowings under the agreement are collateralized by accounts receivable. At June 30, 2003 outstanding borrowings pursuant to the agreement were $41 million, at an average interest rate of 2.9%.

        The credit facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur other indebtedness, dispose of assets, pay dividends on its common stock and make investments. In addition, the agreement includes certain restrictive covenants, including the minimum ratio of adjusted EBITDA to interest expense plus the current portion of long-term debt and the minimum ratio of adjusted current assets to adjusted total liabilities.

        The Company was in compliance with all relevant covenants as of June 30, 2003. The agreement was amended on June 30, 2003 to reduce the required minimum ratio of adjusted EBITDA to interest expense plus the current portion of long-term debt at June 30, 2003 and for each quarterly period thereafter through March 31, 2004. The amendment also reduces the required minimum ratio by which adjusted current assets shall exceed adjusted total liabilities for the remainder of the agreement. The Company expects that it will meet all applicable quarterly financial tests contained in the amended agreement in fiscal 2004.

        We expect that the cash generated from operations, the cash on hand at June 30, 2003 and available borrowings under the revolving credit facility will be sufficient to meet the Company's cash requirements for currently anticipated activities. If the Company pursues acquisitions or investments in the future in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

Contractual Obligations

        The following table sets forth as of June 30, 2003 certain information concerning the Company's obligations to make future payments under contracts, such as debt and lease agreements (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1—3 years	3—5 years	More than 5 years
Long-term debt	$41,000	$—	$41,000	$—	$—
Subordinated notes	3,220	1,494	1,726	—	—
Operating leases	46,105	11,006	18,210	9,876	7,013
Capitalized lease obligations	739	400	287	42	10

Total contractual obligations	$91,064	$12,900	$61,223	$9,918	$7,023

Off-Balance Sheet Arrangements

        The Company has operating leases for most of its office facilities and certain equipment. Rental expenses for operating leases was approximately $11.4 million in fiscal 2003; $8.1 million in fiscal 2002; and $5.9 million in fiscal 2001. Minimum operating lease obligations payable in future years are presented above in Contractual Obligations.

New Accounting Guidance

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No. 143, the Company will report, as appropriate, all legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and the normal operation of long-lived assets. The standard was effective July 1, 2002 for the Company. The adoption of this standard did not have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, but retains the fundamental provisions of SFAS No. 121, as well as sets new criteria for asset classifications and establishes a broader definition with respect to presentation of discontinued operations. The standard was effective July 1, 2002 for the Company. The adoption of this standard did not have a material impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The purpose of this standard is to rescind previously issued SFAS Nos. 4, 44 and 64, and to amend SFAS No. 13. SFAS Nos. 4 and 64 relate to reporting gains and losses from extinguishment of debt, SFAS No. 44 concerns accounting of intangible assets of motor carriers, and SFAS No. 13, "Accounting for Leases" was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and the remaining provisions of the standard are effective for fiscal years beginning after May 15, 2002. The standard was effective July 1, 2002 for the Company. The adoption of this standard did not have a material impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The provisions of this standard were effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial statements.

        In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifiers on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's financial statements.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements". EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company is currently reviewing the provisions of the EITF and assessing their impact.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". This standard amends SFAS No. 123 to provide alternative methods of voluntarily transitioning to the fair-value based method of accounting for stock based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company adopted the disclosure requirements of SFAS 148 in the quarter ended December 31, 2002, when the standard became effective for the Company. The Company has no current intention to change its policy of accounting for stock-based compensation.

        In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements apply to entities created before February 1, 2003 in the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. No additional disclosures were required by the Company. The adoption of this interpretation is not expected to have a material impact on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of SFAS No. 150 will have on its financial statements.

Forward-Looking Statements

        Certain statements in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current estimates, expectations and projections about the factors discussed. By their nature, such forward-looking statements involve risks and uncertainties. The Company has attempted to identify such statements using words such as "may," "expects," "plans," "anticipates," "believes," estimates," or other words of similar import. The Company cautions the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements, including the following examples:

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

  •
  continuation of regulatory enforcement requirements for a portion of the Company's services;

  •
  cost overruns on fixed, maximum or unit priced contracts;

  •
  the outcome of pending and future litigation and government proceedings;

  •
  the cyclical nature of the individual markets in which the Company's customers operate;

  •
  the successful closing and/or subsequent integration of any merger or acquisition transaction; and,

  •
  the ability of the Company to raise capital in the debt or equity markets.

        The preceding list is not all-inclusive, and the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Financial Statements:

Independent Auditors' Report

To the Shareholders and Board of Directors of:
TRC Companies, Inc.
Windsor, Connecticut

        We have audited the accompanying consolidated balance sheet of TRC Companies, Inc. and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 2003 listed in the Index at 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 financial statement schedule, when considered in relation to the basic 2003 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method for measuring progress under the percentage of completion method of accounting for long-term fixed price contracts effective July 1, 2002.

/s/ Deloitte & Touche LLP
Costa Mesa, California
October 14, 2003

Report of Independent Auditors

To the Shareholders and Board of Directors of TRC Companies, Inc.

        In our opinion, the consolidated balance sheet as of June 30, 2002, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for the years ended June 30, 2002 and 2001 present fairly, in all material respects, the financial position of TRC Companies, Inc. and its subsidiaries at June 30, 2002 and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended June 30, 2002 and 2001 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 4 and 5, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
August 26, 2002

CONSOLIDATED STATEMENTS OF INCOME

	Years ended June 30,
	2003	2002	2001
	In thousands, except per share data
Gross revenue	$315,605	$269,524	$181,473
Less subcontractor costs and direct charges	98,279	89,449	57,271

Net service revenue	217,326	180,075	124,202

Operating costs and expenses:
Cost of services	184,489	145,263	100,587
General and administrative expenses	6,491	5,151	3,909
Depreciation and amortization	5,142	3,457	3,771

	196,122	153,871	108,267

Income from operations	21,204	26,204	15,935
Interest expense	1,400	1,136	1,541

Income before taxes	19,804	25,068	14,394
Federal and state income tax provision	7,625	9,588	5,409

Income before accounting change	12,179	15,480	8,985
Cumulative effect of accounting change, net of income taxes of $1,478	(2,361)	—	—

Net income	9,818	15,480	8,985
Dividend and accretion charges on preferred stock	766	377	—

Net income available to common shareholders	$9,052	$15,103	$8,985

Basic earnings per common share:
Before accounting change	$0.87	$1.26	$0.83
Cumulative effect of accounting change	(0.18)	—	—

	$0.69	$1.26	$0.83

Diluted earnings per common share:
Before accounting change	$0.82	$1.14	$0.75
Cumulative effect of accounting change	(0.17)	—	—

	$0.65	$1.14	$0.75

Average common shares outstanding:
Basic	13,090	12,025	10,854
Diluted	13,917	13,571	11,935

Pro forma amounts assuming the change in the application of accounting principles for fixed price contracts is applied retroactively:
Net income	$12,179	$16,943	$7,317

Basic earnings per common share	0.87	1.38	0.67

Diluted earnings per common share	0.82	1.25	0.61

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2003	2002
	In thousands, except share data
Assets
Current Assets:
Cash	$5,120	$1,615
Accounts receivable, less allowances for doubtful accounts (note 3)	99,758	90,895
Insurance recoverable—environmental remediation (note 11)	2,361	478
Deferred income tax benefits (note 8)	1,768	355
Prepaid expenses and other current assets	2,347	2,100

	111,354	95,443

Property and equipment:
Furniture and equipment	36,985	32,542
Leasehold improvements	4,074	3,958

	41,059	36,500
Less accumulated depreciation and amortization	23,611	21,938

	17,448	14,562

Goodwill (note 5)	102,748	81,434

Investments in and advances to unconsolidated affiliates	5,355	5,918

Long-term insurance receivable (note 3)	3,455	3,627

Long-term insurance recoverable—environmental remediation (note 11)	14,397	1,262

Other assets (note 5)	5,829	1,336

	$260,586	$203,582

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt (note 6)	$1,894	$465
Accounts payable	14,441	13,480
Accrued compensation and benefits	10,773	9,560
Income taxes payable (note 8)	866	4,389
Billings in advance of revenue earned (note 11)	5,162	6,576
Environmental remediation liability (note 11)	2,361	374
Other accrued liabilities	6,090	4,998

	41,587	39,842

Non-current liabilities:
Long-term debt, less current portion (note 6)	43,065	23,888
Deferred income taxes (note 8)	8,062	7,038
Long-term environmental remediation liability (note 11)	14,397	1,262

	65,524	32,188

Mandatorily redeemable preferred stock (note 7)	14,711	14,603

Commitments and contingencies (notes 9 and 11)
Shareholders' equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued as mandatorily redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 14,429,570 and 13,486,590 shares issued and outstanding, respectively, at June 30, 2003 and 13,497,806 and 12,054,826 shares issued and outstanding, respectively, at June 30, 2002	1,443	1,350
Additional paid-in capital	92,157	79,487
Note receivable	(146)	(146)
Retained earnings	48,207	39,155

	141,661	119,846
Less treasury stock, at cost	2,897	2,897

	138,764	116,949

	$260,586	$203,582

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2003	2002	2001
	In thousands
Cash flows from operating activities:
Net income	$9,818	$15,480	$8,985
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	2,361	—	—
Depreciation and amortization	5,142	3,457	3,771
Change in deferred taxes and other non-cash items	828	(214)	898
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	293	(8,425)	(7,527)
Long-term insurance receivable	(1,798)	(1,581)	(1,906)
Billings in advance of revenue earned	(1,490)	(4,189)	7,553
Insurance recoverable (current and long-term)	(236)	4,326	4,153
Prepaid expenses and other current assets	503	139	(198)
Accounts payable	166	3,134	956
Accrued compensation and benefits	(1,195)	(816)	2,853
Environmental remediation liability (current and long-term)	339	(6,010)	(2,573)
Income taxes payable	(3,160)	1,881	3,335
Other accrued liabilities	542	(899)	(530)

Net cash provided by operating activities	12,113	6,283	19,770

Cash flows from investing activities:
Additions to property and equipment	(5,497)	(4,624)	(5,440)
Acquisition of businesses, net of cash acquired	(19,218)	(16,860)	(5,038)
Investments in and advances to unconsolidated affiliates	(840)	(1,683)	(4,454)
Proceeds from sale of equipment	—	—	26
Decrease (increase) in other assets, net	(34)	(145)	96

Net cash used in investing activities	(25,589)	(23,312)	(14,810)

Cash flows from financing activities:
Issuance of preferred stock, net of issuance costs	—	14,547	—
Net borrowings (repayments) under prior credit facility	—	(21,000)	(7,000)
Net borrowings under new credit facility	18,000	23,000	—
Payments on long-term debt and other	(1,674)	(323)	(582)
Proceeds from exercise of stock options and warrants	655	1,578	1,907
Cash payment in lieu of fractional shares on stock split	—	(9)	—

Net cash provided by (used in) financing activities	16,981	17,793	(5,675)

Increase (decrease) in cash	3,505	764	(715)
Cash, beginning of year	1,615	851	1,566

Cash, end of year	$5,120	$1,615	$851

Supplemental cash flow information:
Interest paid	$1,274	$1,236	$1,582
Income taxes paid (net of refunds)	10,718	7,788	1,690
Liabilities assumed from acquisitions	6,891	22,296	3,683

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common stock issued					Treasury stock
Years ended June 30, 2003, 2002 and 2001	Number of shares	Amount	Additional paid-in capital	Note receivable	Retained earnings	Number of shares	Amount	Total
	In thousands, except share data
Balances, June 30, 2000	11,511,494	$1,151	$41,127	$—	$15,067	942,980	$(2,897)	$54,448
Issuance of common stock and warrants in connection with businesses acquired	143,868	14	2,272	—	—	—	—	2,286
Exercise of stock options and warrants (including tax benefits)	467,606	47	4,209	—	—	—	—	4,256
Net income	—	—	—	—	8,985	—	—	8,985

Balances, June 30, 2001	12,122,967	1,212	47,608	—	24,052	942,980	(2,897)	69,975
Issuance of common stock and warrants in connection with businesses acquired	992,096	99	27,768	—	—	—	—	27,867
Exercise of stock options and warrants (including tax benefits)	366,100	37	3,722	(146)	—	—	—	3,613
Dividends and accretion charges on preferred stock	14,266	2	320	—	(377)	—	—	(55)
Directors' deferred compensation	2,746	—	78	—	—	—	—	78
Cash payment in lieu of fractional shares on stock split	(369)	—	(9)	—	—	—	—	(9)
Net income	—	—	—	—	15,480	—	—	15,480

Balances, June 30, 2002	13,497,806	1,350	79,487	(146)	39,155	942,980	(2,897)	116,949
Issuance of common stock and warrants in connection with businesses acquired	748,154	75	11,032	—	—	—	—	11,107
Exercise of stock options and warrants (including tax benefits)	131,718	13	884	—	—	—	—	897
Dividends and accretion charges on preferred stock	45,545	5	654	—	(766)	—	—	(107)
Directors' deferred compensation	6,347	—	100	—	—	—	—	100
Net income	—	—	—	—	9,818	—	—	9,818

Balances, June 30, 2003	14,429,570	$1,443	$92,157	$(146)	$48,207	942,980	$(2,897)	$138,764

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share data

Note 1.    Company Background and Basis of Presentation

        TRC Companies, Inc. (the Company) is a customer-focused company that creates and implements sophisticated and innovative solutions to the challenges facing America's environmental, energy and infrastructure markets. The Company conducts it activities under one business segment which involves providing engineering and consulting services to commercial organizations and governmental agencies primarily in the United States of America.

        The consolidated financial statements include TRC Companies, Inc. and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Investments in affiliates in which the Company does not have the ability to exercise significant influence are accounted for by the cost method. Certain financial statement items have been reclassified to conform to the current year's presentation.

Note 2.    Summary of Significant Accounting Policies

        Revenue Recognition—The Company recognizes contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The Company records revenue on its cost-type and time and material contracts based upon direct labor costs and other direct contract costs incurred. The Company has fixed price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Revenue (and related costs) from these contracts is recognized using the efforts expended percentage-of-completion method of accounting based on total costs incurred to date as compared to total costs estimated at completion.

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

        Change in Accounting for Revenue Recognition—In the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting to fixed price contracts, effective July 1, 2002. Beginning in fiscal 2003, the Company measures progress towards completion based on total contract costs, including direct labor costs, subcontractor costs, other direct costs and indirect costs. Prior to fiscal 2003, the Company measured progress towards completion based on direct labor costs. For contracts where subcontractor costs resulted in a more meaningful measure of progress towards completion, they were considered for inclusion in labor costs.

        In the Company's opinion, the new method more clearly reflects the Company's measure of progress toward completion of its fixed price contracts. The cumulative effect of the accounting change decreased net income by $2,361 (net of income taxes of $1,478) or $0.17 per diluted share, which is retroactively reflected in the first quarter of fiscal 2003 (see Note 12). Before the cumulative effect adjustment, this accounting change had the effect of increasing revenue, net income and diluted earnings per share in fiscal 2003 by $2,451, $1,507 and $0.11, respectively. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", pro forma amounts are shown for net income and earnings per share on the accompanying consolidated statements of income as if this change in accounting method had been applied for all periods presented.

        Goodwill and Other Intangible Assets—The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, principally on a straight-line basis over the estimated periods benefited. The Company's policy is to amortize customer relationships with determinable lives over periods ranging from five to 20 years. Contract backlog and other intangibles with contractual terms are amortized over the respective contractual lives. Goodwill and indefinite-lived intangibles are not amortized, but are evaluated at least annually for impairment. This evaluation is based on valuation models that incorporate expected future cash flows and profitability projections. To date, there has been no impairment of these assets. Prior to fiscal 2002, goodwill was amortized over periods not exceeding 40 years.

        Property and Equipment—Property and equipment are recorded at cost, including costs to bring the equipment into operation. Major improvements and betterments to existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment utilizing the straight-line method using estimated useful lives of three to 10 years. Leasehold improvements are amortized over the shorter of the lives of the various leases or the useful lives of the improvements.

        Long-Lived Assets—Management regularly reviews property and equipment and other long-lived assets, including certain intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated as the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier if there is indication of impairment of intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Management compares the fair value of the reporting unit to its carrying value to assess goodwill impairment. If the estimated fair value of the related reporting unit is less than the carrying amount, an impairment loss is recognized to write down the goodwill to its implied fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of June 30, 2003.

        Earnings per Share—Earnings per share (EPS) is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share". Basic earnings per share is based upon income available to common shareholders divided by the weighted average common shares outstanding during the year. Diluted earnings per share reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the preferred stock. For purposes of computing diluted earnings per share the Company uses the treasury stock method. Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.

        For fiscal 2003, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been "anti-dilutive"), therefore conversion was not assumed for purposes of computing diluted EPS. As a result, 721 shares were excluded from the calculation of diluted EPS. For fiscal 2002, assumed conversion of the preferred stock was dilutive, therefore conversion was assumed for purposes of computing diluted EPS. The following table sets forth the computations of basic and diluted EPS:

	Years ended June 30,
	2003		2002		2001
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income before accounting change	$12,179	$12,179	$15,480	$15,480	$8,985	$8,985
Cumulative effect of accounting change	(2,361)	(2,361)	—	—	—	—

Net income	9,818	9,818	15,480	15,480	8,985	8,985
Dividends and accretion charges on preferred stock	766	766	—	377	—	—

Net income available to common shareholders	$9,052	$9,052	$15,480	$15,103	$8,985	$8,985

Weighted average common shares outstanding	13,090	13,090	12,025	12,025	10,854	10,854
Potential common shares:
Stock options and warrants	748	—	1,237	—	1,081	—
Contingently issueable shares	79	—	—	—	—	—
Convertible preferred stock	—	—	309	—	—	—

Total potential common shares	13,917	13,090	13,571	12,025	11,935	10,854

Earnings per share	$0.65	$0.69	$1.14	$1.26	$0.75	$0.83

        Employee Benefit Plans—The Company has 401(k) savings plans covering substantially all employees. The Company's contributions to the plans were approximately $2,578, $1,872 and $1,203 in fiscal 2003, 2002 and 2001, respectively. The Company does not provide post-employment or other post-retirement benefits.

        Fair Value of Financial Instruments—Cash, accounts receivable, accounts payable, accrued liabilities and the Company's subordinated notes as reflected in the financial statements approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of the Company's note payable pursuant to its revolving credit agreement at June 30, 2003, approximates fair-value as the interest rate on this instrument changes with market interest rates.

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimated costs to complete long-term fixed price contracts, allowances for doubtful accounts receivable, estimates of future cash flows associated with long-lived assets, fair value of long-lived assets, and deferred income taxes. Actual results could differ from these estimates.

        Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable and unbilled costs. The Company performs ongoing credit evaluations of its customers and maintains an allowance for estimated credit losses.

        Income Taxes—The Company uses the liability method in accounting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

        Stock-Based Compensation—The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for stock options issued. Accordingly, no compensation cost has been recognized in the Company's consolidated statements of operations for stock options issued as exercise prices were not less than fair value of the common stock at the grant date. Had compensation costs for stock options issued been determined based on the fair value at the grant date for awards under SFAS No. 123, "Accounting for Stock-Based Compensation", pro forma net income and earnings per share for the years ended June 30, 2003, 2002 and 2001 would have been as follows:

	Years ended June 30,
	2003	2002	2001
Income before cumulative accounting change	$12,179	$15,480	$8,985
Cumulative effect of accounting change	(2,361)	—	—

Net income, as reported	9,818	15,480	8,985
Less stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	2,076	3,701	1,622

Net income, pro forma	$7,742	$11,779	$7,363

Earnings per share, as reported:
Basic	$0.69	$1.26	$0.83
Diluted	0.65	1.14	0.75
Earnings per share, pro forma:
Basic	$0.53	$0.95	$0.68
Diluted	0.50	0.87	0.62

        In arriving at the pro forma amounts, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended June 30,
	2003	2002	2001
Risk-free interest rate	3.2%	4.1%	5.8%
Expected life	5 years	5 years	5 years
Expected volatility	50%	45%	45%
Expected dividend yield	None	None	None

        Comprehensive Income—The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. There are no differences between net income and comprehensive income for the years ended June 30, 2003, 2002 and 2001.

        Recently Issued Accounting Standards—In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's financial statements.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements". EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company is currently reviewing the provisions of the EITF and assessing their impact.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". This standard amends SFAS No. 123 to provide alternative methods of voluntarily transitioning to the fair-value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company adopted the disclosure requirements of SFAS No. 148 in the quarter ended December 31, 2002, when the standard became effective for the Company. The Company has no current intention to change its policy of accounting for stock-based compensation.

        In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements apply to entities created before February 1, 2003 in the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. No additional disclosures were required by the Company. The adoption of this interpretation is not expected to have a material impact on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of SFAS No. 150 will have on its financial statements.

Note 3.    Accounts Receivable and Long-Term Insurance Receivable

        The current portion of accounts receivable at June 30, 2003 and 2002 is comprised of the following:

	June 30,
	2003	2002
Billed	$65,029	$57,429
Unbilled	39,131	36,292
Retainage	3,313	3,025

	107,473	96,746
Less allowances for doubtful accounts	7,715	5,851

	$99,758	$90,895

        Unbilled receivables represent billable amounts recognized as revenue primarily in the last month of the fiscal year. Management expects that substantially all unbilled amounts will be billed and collected in the subsequent year. Retainage represents amounts billed but not paid by the customer which, pursuant to contract items, are due at completion.

        The long-term insurance receivables at June 30, 2003 and 2002 of $3,455 and $3,627, respectively, relate to unbilled amounts on Exit Strategy contracts and represent amounts held by the insurance company and released as work on the project is completed.

Note 4.    Acquisitions

        On July 1, 2001, the Company adopted SFAS No. 141, "Business Combination". SFAS No. 141 applies to all business combinations initiated after June 30, 2001. This standard eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. The purchase method of accounting was used for acquisitions in all years presented.

        In fiscal 2003, the Company completed seven acquisitions with an aggregate initial purchase consideration of $23,187, resulting in additions to goodwill of $11,462 and other intangible assets of $5,054 (see Note 5) of which $9,492 is deductible for income tax purposes. The aggregate initial consideration consisted of cash of $10,876 (net of cash acquired), approximately 524,000 shares of the Company's common stock and $2,971 in promissory notes. The Company may make additional payments for each acquisition if certain financial objectives, primarily operating income targets, are achieved, with such payments resulting in additional goodwill. The four largest fiscal 2003 acquisitions were Essex Environmental Inc. ("Essex"), Cubix Corporation ("Cubix"), BV Engineering ("BV") and D.D. Raviv Associates, Inc. ("Raviv"), which are discussed below.

        In October 2002, the Company completed the acquisition of Essex, an environmental compliance and inspection services firm headquartered in Half Moon Bay, California. Essex delivers environmental planning, training and compliance management services to energy and infrastructure customers. The initial purchase price of $6,582 consisted of cash of $3,442 (net of cash acquired), approximately 110,000 shares of the Company's common stock and a $1,250 three-year promissory note. The Company may make additional payments if certain financial objectives, primarily operating income targets, are achieved in each of the one-year periods ending September 30, 2005.

        In October 2002, the Company completed the acquisition of Cubix, a major supplier of air emissions monitoring and testing services for industrial, petrochemical and energy customers throughout the nation located in Austin, Texas. The initial purchase price of $4,084 consisted of cash of $2,031 (net of cash acquired) and approximately 127,000 shares of the Company's common stock. The

Company may make additional payments if certain financial objectives, primarily operating income targets, are achieved in each of the one-year periods ending September 30, 2005.

        In February 2003, the Company completed the acquisition of BV, a civil engineering firm located in Irvine, California. BV provides expertise in planning and designing infrastructure projects for a variety of private developers and municipalities in Southern California. The initial purchase price of $3,506 consisted of cash of $1,860 (net of cash acquired), approximately 57,000 shares of the Company's common stock and an $875 two-year promissory note. The Company may make additional payments if certain financial objectives, primarily operating income targets, are achieved in each of the one-year periods ending February 29, 2006.

        In March 2003, the Company completed the acquisition of Raviv, an environmental consulting and engineering services firm located in Millburn, New Jersey. Raviv provides services in the evaluation, investigation and remediation of sites impacted by soil and groundwater contamination. The initial purchase price of $3,579 consisted of cash of $1,695 (net of cash acquired), approximately 65,000 shares of the Company's common stock and an $846 three-year promissory note. The Company may make additional payments if certain financial objectives, primarily operating income targets, are achieved in each of the one-year periods ending March 31, 2006.

        In fiscal 2002, the Company completed seven acquisitions with an aggregate initial purchase consideration of $37,358 resulting in additions to goodwill of $31,475 and other intangible assets of $775 (see Note 5) of which $8,485 is deductible for income tax purposes. The aggregate initial consideration consisted of cash of $11,762 (net of cash acquired), and approximately 947,000 shares of the Company's common stock. Additionally, in accordance with the terms of these agreements, the Company recorded additional purchase price payments of approximately $2,636 in fiscal 2003 and $576 in fiscal 2002, with the payments resulting in additional goodwill. The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets. The two largest fiscal 2002 acquisitions were SITE-Blauvelt (SITE) and E/PRO Engineering and Environmental Consulting LLC (E/PRO), which are discussed below.

        In October 2001, the Company completed the acquisition of SITE, a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states. The purchase price of $23,963 (before additional purchase price payments) consisted of approximately 914,000 shares of the Company's common stock resulting in goodwill and other intangible assets of $21,052 and $583, respectively. The significant assets and liabilities acquired were accounts receivable of $16,669, debt of $5,663 and deferred income tax liabilities of $5,944. The Company completed a buyout of a majority of the purchase price contingency during fiscal 2003. The total adjusted purchase price approximates $25,500 with the incremental fiscal 2003 payment resulting in additional goodwill.

        In December 2001, the Company completed the acquisition of E/PRO, headquartered in Augusta, Maine, a leading engineering firm in the design, construction and management of power infrastructure facilities in the Northeast. The purchase price consisted of cash of $7,007 (net of cash acquired). Additionally, in accordance with the terms of the agreement, the Company recorded an additional purchase price payment of approximately $527 in fiscal 2003 and $533 in fiscal 2002, with the incremental payments resulting in additional goodwill. The additional purchase price payments were earned as a result of E/PRO achieving financial objectives, primarily operating income targets. The Company may make additional payments in each of the one-year periods ending December 31, 2005.

        In fiscal 2001, the Company completed three acquisitions with an aggregate purchase consideration of $4,965 resulting in additions to goodwill of $2,821 none of which is deductible for income tax purposes. The aggregate initial purchase consideration consisted of cash of $2,277 (net of cash acquired), approximately 93,000 shares of the Company's common stock and $805 of promissory notes. Additionally, in accordance with the terms of the agreements the Company recorded additional purchase price payments of approximately $2,606 in fiscal 2003 and $2,461 in fiscal 2002, with these payments resulting in additional goodwill. The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets. The Company also recorded adjustments to purchase price allocation of $(107) in fiscal 2003 and $189 in fiscal 2002 for acquisitions completed in fiscal 2001 resulting in additional goodwill of $82. The largest fiscal 2001 acquisition was Engineered Automation Systems, Inc. (EASI), which is discussed below.

        In June 2001, the Company completed the acquisition of EASI, an energy, security and infrastructure firm headquartered in Tustin, California. The purchase price of $2,303 consisted of cash of $1,493 (net of cash acquired) and 18,036 shares of the Company's common stock. Additionally, in accordance with the terms of the agreement the Company recorded an additional purchase price payment of approximately $1,433 in fiscal 2003 and $1,558 in fiscal 2002, with the payments resulting in additional goodwill. The additional purchase price payments were earned as a result of EASI achieving certain financial objectives, primarily operating income targets. The Company may make additional payments in each of the one-year periods ending June 30, 2005.

        The Company recorded additional purchase price payments during fiscal 2003 related to three acquisitions completed prior to fiscal 2001 of approximately $5,014, with these payments resulting in additional goodwill. The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets. The Company also recorded adjustments to purchase price allocation of $(296) in fiscal 2003 for acquisitions completed in fiscal 2001, with the adjustments reducing goodwill. At June 30, 2003 and 2002, the Company had liabilities for additional purchase price payments of $1,598 and $2,751, respectively. These amounts are included in other accrued liabilities.

        Operating results for acquired companies are included in the consolidated financial statements from the date of acquisition. The following table provides unaudited pro forma results of operations for the years ended June 30, 2003 and 2002 as if current and prior year acquisitions had occurred at the beginning of the earliest fiscal year presented. The pro forma results include adjustments for increased interest expense on acquisition borrowings, amortization of intangible assets (excluding goodwill and indefinite-lived intangible assets) and related income tax effects. However, pro forma results do not include any anticipated cost savings or other effects of planned integration. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisitions had closed on the dates indicated, or that may result in the future.

	Years ended June 30,
	2003	2002
	(unaudited)
Gross revenue	$331,430	$305,710

Net service revenue	$229,397	$207,937

Income before accounting change	$13,038	$17,284
Cumulative effect of accounting change	(2,361)	—

Net income	$10,677	$17,284

Earnings per share—diluted	$0.70	$1.23

Note 5.    Goodwill and Intangible Assets

        On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. Beginning July 1, 2001, the Company ceased amortizing goodwill and indefinite-lived intangible assets. At that time, management performed a two-step impairment test of existing goodwill and concluded there was no goodwill impairment. For purposes of the impairment test, the Company has a single reporting unit, as defined by SFAS No. 142.

        The change in the net carrying amount of goodwill for fiscal 2003 and 2002 is as follows:

	Years ended June 30,
	2003	2002
Goodwill, beginning of year	$81,434	$38,943
Current year acquisitions	11,462	31,475
Additional purchase price payments—current year acquisitions	—	576
Additional purchase price payments—prior year acquisitions	10,256	10,251
Other purchase price adjustments	(404)	189

Goodwill, end of year	$102,748	$81,434

        Identifiable intangible assets as of June 30, 2003 and 2002 are included in other assets on the consolidated balance sheet and were comprised of:

	Years ended June 30,
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable assets with determinable lives:
Contract backlog	$1,133	$785	$448	$240
Customer relationships	2,776	106	—	—
Other	100	29	100	13

	4,009	920	548	253
Identifiable assets with indefinite lives:
Trade names	1,593	—	—	—
Other	726	300	726	300

	2,319	300	726	300

	$6,328	$1,220	$1,274	$553

        Identifiable intangibles assets are amortized over the weighted average periods of three to 24 months for contract backlog assets, fifteen years for customer relationship assets and six years for other assets. The amortization of intangible assets for the years ended June 30, 2003, 2002 and 2001 was $667, $254 and $33, respectively. Estimated amortization of intangible assets over the next five fiscal years is as follows: 2004—$544; 2005—$245; 2006—$201; 2007—$201 and 2008—$189. Such estimates do not reflect the impact of future acquisitions.

        Had the non-amortization provision of SFAS 142 been adopted as of July 1, 2001, net income and earnings per share for the years ended June 30, 2003, 2002 and 2001 would have been adjusted as follows:

	Years ended June 30,
	2003	2002	2001
Net income:
Reported net income	$9,818	$15,480	$8,985
Add back goodwill amortization (net of taxes)	—	—	948

Adjusted net income	$9,818	$15,480	$9,933

Earnings per share—basic:
Reported basic earnings per share	$0.69	$1.26	$0.83
Add back goodwill amortization (net of taxes)	—	—	0.08

Adjusted basic earnings per share	$0.69	$1.26	$0.91

Earnings per share—diluted:
Reported diluted earnings per share	$0.65	$1.14	$0.75
Add back goodwill amortization (net of taxes)	—	—	0.08

Adjusted diluted earnings per share	$0.65	$1.14	$0.83

Note 6.    Debt

        Debt at June 30, 2003 and 2002 is comprised of the following:

	June 30,
	2003	2002
Note payable—revolving credit agreement	$41,000	$23,000
4 1/4%—7 3/4% subordinated notes	3,220	637
Capitalized lease obligations	739	716

	44,959	24,353
Less current portion	1,894	465

Long-term debt	$43,065	$23,888

        The Company maintains a banking arrangement with Wachovia Bank, N.A. in syndication with two additional banks that provides a revolving credit facility of up to $50,000 to support short-term operating and investing activities. Borrowings under the agreement bear interest at Wachovia's base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires. Borrowings under the agreement are collateralized by accounts receivable. The weighted average interest rate on outstanding borrowings at June 30, 2003 was 2.9%. The Company also pays a commitment fee of 1/4% on the unused portion of the agreement.

        The credit facility provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur other indebtedness, dispose of assets, pay dividends on its common stock and make investments. In addition, the agreement includes certain restrictive covenants, including the minimum ratio of adjusted EBITDA to interest expense plus the current portion of long-term debt and the minimum ratio of adjusted current assets to adjusted total liabilities.

        The Company was in compliance with all covenants as of June 30, 2003. The agreement was amended on June 30, 2003 to reduce the required minimum ratio of adjusted EBITDA to interest expense plus the current portion of long-term debt at June 30, 2003 and for each quarterly period thereafter through March 31, 2004. The amendment also reduces the required minimum ratio by which adjusted current assets shall exceed adjusted total liabilities for the remainder of the agreement. The Company expects that it will meet all applicable quarterly financial tests contained in the amended agreement in fiscal 2004.

        Maturities of the subordinated notes during each of the fiscal years ending June 30, 2004, 2005 and 2006 are $1,494, $1,027 and $699, respectively.

        Maturities of the capital lease obligations during each of the fiscal years ending June 30, 2004, 2005, 2006, 2007, 2008 and thereafter are $400, $191, $96, $40, $2 and $10, respectively.

Note 7.    Redeemable Preferred Stock

        On December 19, 2001 the Company completed a private placement of $15,000 of a newly designated class of Preferred Stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher") of New York City. The Preferred Stock is convertible into the Company's common stock at a conversion price of $36.72 per share. The Company also granted Fletcher the right, commencing on December 15, 2002 and ending on January 21, 2004, to purchase up to $10,000 of one or more additional series of Preferred Stock under similar terms and conditions. The Preferred Stock issued to Fletcher has a five-year term with a 4% annual dividend, which is payable at the Company's option in either cash or common stock. The Company will have the right to redeem the Preferred Stock for cash once the price of its common stock reaches certain predetermined levels. Following 48 months of issuance, the Preferred Stock is redeemable by Fletcher in common stock. On the five-year expiration date, any shares of Preferred Stock still outstanding are to be mandatorily redeemed, at the Company's option, in either cash or shares of common stock. The Preferred Stock was recorded net of issuance costs of $453.

Note 8.    Federal and State Income Taxes

        The federal and state income tax provision for fiscal 2003, 2002 and 2001 consists of the following:

	Years ended June 30,
	2003	2002	2001
Current:
Federal	$6,569	$9,067	$4,484
State	1,069	1,598	609
Deferred:
Federal	(26)	(826)	302
State	13	(251)	14

	$7,625	$9,588	$5,409

        Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of deferred income taxes are as follows:

	June 30,
	2003	2002
Current deferred income tax benefits:
Doubtful accounts and other accruals	$3,054	$1,906
Vacation pay accrual	770	699
Other	277	25

	4,101	2,630

Long-term deferred income tax benefits:
Loss carryforwards from acquisitions	362	529
Other	217	132

	579	661

Total deferred income tax benefits	$4,680	$3,291

Current deferred income tax liabilities:
Change to accrual tax accounting method on acquired companies	$(2,333)	$(2,275)

Long-term deferred income tax liabilities:
Depreciation and amortization	(5,794)	(5,847)
Change to accrual tax accounting method on acquired companies	(2,216)	(1,800)
Other	(631)	(52)

	(8,641)	(7,699)

Total deferred income tax liabilities	$(10,974)	$(9,974)

        A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate follows:

	Years ended June 30,
	2003	2002	2001
U.S. federal statutory income tax rate	35.0%	35.0%	34.0%
State income taxes (net of federal benefit)	3.6	3.1	2.9
Other, net	(0.1)	0.2	0.7

Effective income tax rate	38.5%	38.3%	37.6%

        At June 30, 2003, the Company had approximately $1,033 of operating loss carryforwards available to reduce future federal taxable income. These loss carryforwards relate to certain acquisitions and expire in fiscal years 2008 through 2021. Although utilization of these carryforwards is subject to certain limitations, the Company believes that all of the carryforwards will be utilized prior to their expiration.

Note 9.    Lease Commitments

        The Company had commitments at June 30, 2003 under noncancelable operating leases for office facilities and equipment. The Company averages any defined rental escalation over the term of the related lease in order to provide level recognition of rent expense. Such rental expense in excess of the cash paid is recognized as deferred rent at June 30, 2003. Rent expense, net of sublease income, charged to operations in fiscal 2003, 2002 and 2001 was approximately $11,369, $8,092 and $5,900, respectively.

        Minimum operating lease obligations payable in future fiscal years are as follows:

Years ending June 30,
2004	$11,006
2005	9,671
2006	8,539
2007	5,993
2008	3,883
2009 and thereafter	7,013

$46,105

Note 10.    Stock Options

        The Company's non-qualified stock option plan for employees and directors, as amended, authorizes the granting of options, including performance-based options, with exercise prices at no less than the fair market value of the common stock on the date such options are granted. The option term is fixed by the Board of Directors at the time of grant, but cannot exceed ten years. Generally, options have a vesting provision whereby one-third vest upon issuance, one-third vest after one year and the remaining one-third vest after two years. No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to the capital accounts. The Company receives a tax benefit upon exercise of these options in an amount equal to the difference between the option price and the fair market value of the common stock on the exercise date. Tax benefits related to the exercise of stock options are credited to additional paid-in capital when realized.

        A summary of stock option activity for fiscal 2003, 2002 and 2001 follows:

Years ended June 30,	2003		2002		2001
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding options, beginning of year	2,473,626	$10.96	2,043,136	$5.74	2,002,482	$4.02
Granted	254,400	12.87	685,425	24.78	546,975	10.75
Exercised	(56,718)	7.55	(223,601)	5.57	(444,956)	4.07
Canceled	(34,902)	21.21	(31,334)	11.72	(61,365)	6.25

Outstanding options, end of year	2,636,406	$11.08	2,473,626	$10.96	2,043,136	$5.74

Options exercisable at end of year	2,263,053	$9.69	1,820,587	$7.57	1,543,376	$4.65

Options available for future grants	1,033,774		253,271		907,362

        The following table summarizes information about outstanding stock options by various price ranges at June 30, 2003:

	Options Outstanding Shares			Options Exercisable
Exercise price	Shares	Weighted Average Price	Average Term (Years)	Shares	Weighted Average Price
$2.75—4.00	787,450	$2.94	5.1	787,450	$2.94
4.17—6.92	355,280	4.72	6.9	355,280	4.72
7.25—11.92	691,078	9.33	7.7	558,190	8.72
12.33—21.19	391,600	18.96	8.4	276,767	18.74
24.86—33.94	410,998	27.60	8.3	285,366	27.65

	2,636,406	$11.08		2,263,053	$9.69

        The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $6.14, $11.15 and $5.07, respectively.

Note 11.    Commitments and Contingencies

        The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site. The Company assumes the risk for all remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. The Company's customer pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is obtained from leading insurance companies with a minimum A.M. Best rating of A-Excellent (solely American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

        Upon signing of the contract, a majority of the contract price is deposited in a restricted account held by the insurance company, and the Company is paid by the insurance company from such proceeds. Any portion of the initial contract not retained by the insurance company is transferred to the Company and is included under Current Liabilities on the Company's Consolidated Balance Sheet under the item termed Billings in Advance of Revenue Earned. This amount reduces as the Company performs under the contract and recognizes revenue. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on its consolidated operating results, financial condition or cash flows.

        Two Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' environmental remediation liability for the sites. The Company's expected remediation costs (Current and Long-term Environmental Remediation Liability items in the Consolidated Balance Sheet) are fully funded by the contract price received and are fully insured by an environmental remediation cost cap policy (Current and Long-term Insurance Recoverable items in the Consolidated Balance Sheet). In fiscal 2003, the Company recorded as a non-cash transaction an environmental remediation liability of approximately $14.8 million and a corresponding insurance recoverable related to an Exit Strategy contract and consent decree entered into in that year. As of June 30, 2003, the remediation for one of the projects is substantially complete and the Company has begun long-term maintenance and monitoring at the site.

        The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

        The Company's indirect cost rates applied to contracts with the U.S. Government are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1998. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on the Company's operating results, financial condition or cash flows.

Note 12.    Quarterly Financial Information (Unaudited)

        In the opinion of management, the following unaudited quarterly financial information for the fiscal years ended June 30, 2003 and 2002, reflect all adjustments necessary for a fair statement of results of operations. All such adjustments (other than the cumulative effect of the accounting change) are of a normal recurring nature.

Fiscal 2003	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter	Total
Gross revenue	$78,812	$81,028	$75,094	$80,671	$315,605
Net service revenue	51,453	55,634	53,216	57,023	217,326
Income from operations	5,909	7,216	3,340	4,739	21,204
Income before taxes	5,656	6,888	2,954	4,306	19,804
Income before accounting change	3,478	4,236	1,817	2,648	12,179
Cumulative effect of accounting change	(2,361)	—	—	—	(2,361)
Net income	1,117	4,236	1,817	2,648	9,818
Basic earnings per share (2):
Before accounting change	$0.26	$0.31	$0.12	$0.18	$0.87
Cumulative effect of accounting change	(0.19)	—	—	—	(0.18)

	$0.07	$0.31	$0.12	$0.18	$0.69

Diluted earnings per share (2):
Before accounting change	$0.24	$0.29	$0.12	$0.17	$0.82
Cumulative effect of accounting change	(0.18)	—	—	—	(0.17)

	$0.07	$0.29	$0.12	$0.17	$0.65

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Gross revenue	$57,557	$65,533	$72,193	$74,241	$269,524
Net service revenue	36,478	44,652	48,860	50,085	180,075
Income from operations	5,518	5,302	6,963	8,421	26,204
Income before taxes	5,230	4,973	6,700	8,165	25,068
Net income	3,230	3,071	4,138	5,041	15,480
Earnings per share (2):
Basic	$0.29	$0.25	$0.32	$0.39	$1.26
Diluted	0.26	0.23	0.29	0.36	1.14

        The following table presents summarized quarterly financial data derived from amounts reported in the Company's September 30, 2002, December 31, 2002 and March 31, 2003 Forms 10-Q and as restated for the items discussed below:

	First Quarter		Second Quarter		Third Quarter
Fiscal 2003 (1)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Gross revenue	$78,715	$78,812	$80,207	$81,028	$74,275	$75,094
Net service revenue	51,356	51,453	54,813	55,634	52,397	53,216
Income from operations	6,212	5,909	6,496	7,216	2,660	3,340
Income before taxes	5,958	5,656	6,169	6,888	2,274	2,954
Income before accounting change	3,634	3,478	3,763	4,236	1,387	1,817
Cumulative effect of accounting change	—	(2,361)	—	—	—	—
Net income	3,634	1,117	3,763	4,236	1,387	1,817
Basic earnings per share:
Before cumulative effect of accounting change	$0.27	$0.26	$0.28	$0.31	$0.09	$0.12
Cumulative effect of accounting change	—	(0.19)	—	—	—	—

	$0.27	$0.07	$0.28	$0.31	$0.09	$0.12

Diluted earnings per share:
Before cumulative effect of accounting change	$0.26	$0.24	$0.26	$0.29	$0.09	$0.12
Cumulative effect of accounting change	—	(0.18)	—	—	—	—

	$0.26	$0.07	$0.26	$0.29	$0.09	$0.12

(1)
Subsequent to the issuance of the Company's interim consolidated financial statements for the first three quarters of fiscal 2003, the Company determined that adjustments to such interim financial statements were required for a change in method of accounting for certain fixed price contracts to remediate environmental conditions at contaminated sites and to correct certain errors in accounting for rent expense and indirect costs on long-term fixed price contracts.

        In the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting for contract revenue relating to certain fixed price contracts. The Company has restated its interim financial statements for each of the three quarters in fiscal 2003 to reflect the adoption of this accounting change as of July 1, 2002 (See Note 2). This change resulted in an increase in revenues of $294, $770 and $1,086 and an increase in income before accounting change of $181, $473 and $668 for the first, second and third quarters, respectively. This change also resulted in a cumulative effect adjustment of $(2,361) as of July 1, 2002.

        Also during the fourth quarter of fiscal 2003, the Company completed a review of its accounting for rent expense and for the treatment of indirect costs on certain of its long-term fixed-price contracts. The Company determined that adjustments were required to (1) recognize rent expense on a straight-line basis over the life of the lease and (2) properly recognize revenues related to indirect costs on certain long-term fixed-price contracts under the percentage-of-completion method. As a result, the Company recorded a lease liability of $1,629 and an unbilled receivable of $1,073 as of June 30, 2003 and restated its interim financial statements for each of the first three quarters in fiscal 2003 to reflect these adjustments. Such adjustments resulted in an increase (decrease) in revenues of $(197), $51 and $(267), an increase in rent expense by $61 for each of the first, second and third quarters with a corresponding decrease in income taxes of $99, $4 and $126. These adjustments also include $312 ($192 net of income taxes) for the cumulative effect on earnings as of July 1, 2002, which has been reflected as an increase in operating costs in the restated results for the first quarter of fiscal 2003. The net impact of these adjustments on prior years was not material.

(2)
Quarterly results may not agree with the total for the year due to rounding.

Schedule II—Valuation and Qualifying Accounts
Years Ended June 30, 2003, 2002 and 2001
(in thousands)

Year	Description	Balance at beginning of period	Additions Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2003	Allowance for doubtful accounts	$5,851	$3,036	$1,049	$(2,221)	$7,715

2002	Allowance for doubtful accounts	$4,284	$2,137	$1,188	$(1,758)	$5,851

2001	Allowance for doubtful accounts	$3,205	$2,312	$231	$(1,464)	$4,284

(1)
Allowances from acquired businesses.

(2)
Uncollectible accounts written off, net of recoveries.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        On October 25, 2002, the Company filed a report on Form 8-K regarding the Company's change in accountants for the fiscal year ended June 30, 2003. There were no disagreements.

Item 9A.    Controls and Procedures

Evaluation and Disclosure Controls and Procedures

        Based on their evaluation as of June 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers

        The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Richard D. Ellison	64	Chairman, President and Chief Executive Officer (March 1997)
John H. Claussen	54	Senior Vice President (August 1992)
Martin H. Dodd	50	Vice President, General Counsel and Secretary (February 1997)
Glenn E. Harkness	55	Senior Vice President, TRC Environmental Corporation (September 1997)
John W. Hohener	48	Senior Vice President and Chief Financial Officer (May 2002)	Vice President and Chief Financial Officer, Entridia Corporation, Inc.; Vice President and Chief Financial Officer, Smartflex Systems, Inc.
Miro Knezevic	54	Senior Vice President (August 1998)	Executive Vice President, TRC Environmental Solutions, Inc.
Michael C. Salmon	48	Senior Vice President (June 2000)	Senior Vice President, TRC Environmental Solutions, Inc.

        Information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be held November 21, 2003, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be held November 21, 2003, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is contained under the caption "Principal Stockholders" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be held November 21, 2003, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information required by this item is contained under the caption "Certain Transactions" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be held November 21, 2003, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is contained under the caption "Principal Accountant Fees and Services" in the Proxy Statement for its 2003 Annual Meeting of Shareholders to be held November 21, 2003, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) Financial Statements of the Registrant

        See Consolidated Financial Statements under Item 8 on pages 16 through 31 of this Report.

(a)(2) Financial Statement Schedule

        See Schedule II—Valuation and Qualifying Accounts under Item 8 on page 31 of this Report.

        All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(b)   Reports on Form 8-K

        On April 28, 2003, the Company filed a report on Form 8-K attaching a news release that updated guidance regarding the Company's financial results for the third quarter of fiscal 2003.

        On May 8, 2003, the Company filed a report on Form 8-K attaching a news release regarding the Company's financial results for the third quarter of fiscal 2003.

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
*10.1	Restated Stock Option Plan, dated November 22, 2002.
*10.2.1	Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998, incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1999.
*10.2.2	TRC Key Person Bonus Plan for Fiscal Years 1999—2005, as amended on January 25, 2002, incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 2002.
10.3
Revolving Credit Agreement by and among TRC Companies, Inc. and its subsidiaries and Wachovia Bank, N.A. (formerly First Union National Bank), dated March 20, 2002, incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2002.
10.3.1
Amendments dated August 30, 2002 and September 16, 2002 to Revolving Credit Agreement by and among TRC Companies, Inc. and its subsidiaries and Wachovia Bank, N.A., incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 2002.

10.3.2
Amendment dated February 14, 2003 to Revolving Credit Agreement by and among TRC Companies, Inc. and its subsidiaries and Wachovia Bank, N.A., incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 2002.
10.3.3	Amendment dated June 30, 2003 to Revolving Credit Agreement by and among TRC Companies, Inc. and its subsidiaries and Wachovia Bank, N.A.
10.5
Agreement and Plan of Merger and Reorganization, dated as of October 9, 2001, by and among (1) TRC Companies, Inc., a Delaware corporation (the "Parent"); (2) TRC Infrastructure, Inc., a New York corporation; TRC Infrastructure, Inc., a New Jersey corporation; and TRC Infrastructure, Inc., a Virginia corporation; (3) SITE-Blauvelt Engineers, Inc., a New York corporation; Site Construction Services, Inc., a New Jersey corporation; and SITE-Blauvelt Engineers, Inc., a Virginia corporation; and (4) Joseph C. Mendel, F. Walter Riebenack, John J. Calzolano and John W. Gildea, incorporated by reference from the Company's Form 8-K filed on October 26, 2001.
10.6
Agreement, dated as of December 14, 2001, by and between TRC Companies Inc. and Fletcher International, Ltd., related to the sale of the Company's Series A-1 Cumulative Convertible Preferred Stock, incorporated by reference from the Company's Form 8-K filed on December 26, 2001.
18	Letter regarding change in accounting principles.
21	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.
Dated: October 14, 2003	By:	/s/ RICHARD D. ELLISON Richard D. Ellison, Ph.D., P.E. Chairman, President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ RICHARD D. ELLISON Richard D. Ellison	Chairman, President and Chief Executive Officer	October 14, 2003
/s/ EDWARD G. JEPSEN Edward G. Jepsen	Director	October 14, 2003
/s/ EDWARD W. LARGE Edward W. Large	Director	October 14, 2003
/s/ J. JEFFREY MCNEALEY J. Jeffrey McNealey	Director	October 14, 2003
/s/ JOHN W. HOHENER John W. Hohener	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 14, 2003

TRC Companies, Inc.

Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2003

Exhibit Number	Description	Sequential Page Number
10.1	Restated Stock Option Plan, dated November 22, 2002.
10.3.2	Amendment dated June 30, 2003 to Revolving Credit Agreement by and among TRC Companies, Inc. and its subsidiaries and Wachovia Bank, N.A.	—
18	Letter regarding change in accounting principles.	—
21	Subsidiaries of the Company	—
23.1	Consent of Deloitte & Touche LLP	—
23.2	Consent of PricewaterhouseCoopers LLP	—
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Richard D. Ellison, Chairman, of Richard D. Ellison, Chairman, President and Chief Executive Officer	—
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John W. Hohener, Senior Vice President, of Richard D. Ellison, Chairman, President and Chief Financial Officer	—

QuickLinks

Documents incorporated by reference
TRC Companies, Inc.
Index to Annual Report on Form 10-K Fiscal Year Ended June 30, 2003
Part I
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Independent Auditors' Report
Report of Independent Auditors
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS In thousands, except share data
  Note 10. Stock Options
  Note 11. Commitments and Contingencies
  Note 12. Quarterly Financial Information (Unaudited)
Schedule II—Valuation and Qualifying Accounts Years Ended June 30, 2003, 2002 and 2001 (in thousands)
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
Signatures
TRC Companies, Inc.
Form 10-K Exhibit Index Fiscal Year Ended June 30, 2003