Form 10-Q
period 2003-09-30
TRC COMPANIES INC /DE/
filed 2003-11-14
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☒  NO ☐

On November 11, 2003 there were 13,561,950 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

Contents of Quarterly Report on Form 10-Q

Quarter Ended september 30, 2003

PART I:  FINANCIAL INFORMATION

TRC Companies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2003	2002
		(As restated)

Gross revenue	$90,319	$78,812
Less subcontractor costs and direct charges	33,753	27,359
Net service revenue	56,566	51,453

Operating costs and expenses:
Cost of services	47,458	42,842
General and administrative expenses	2,283	1,574
Depreciation and amortization	1,426	1,128
	51,167	45,544
Income from operations	5,399	5,909
Interest expense	374	253
Income before taxes	5,025	5,656
Federal and state income tax provision	2,010	2,178
Income before accounting change	3,015	3,478
Cumulative effect of accounting change, net of income taxes of $1,478	—	(2,361)
Net income	3,015	1,117
Dividends and accretion charges on preferred stock	167	197
Net income available to common shareholders	$2,848	$920

Basic earnings per common share:
Before accounting change	$0.21	$0.26
Cumulative effect of accounting change	—	(0.19)
	$0.21	$0.07

Diluted earnings per common share:
Before accounting change	$0.20	$0.24
Cumulative effect of accounting change	—	(0.18)
	$0.20	$0.07

Average shares outstanding:
Basic	13,500	12,660
Diluted	15,360	13,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2003	June 30, 2003
ASSETS
Current assets:
Cash	$1,620	$5,120
Accounts receivable, less allowances for doubtful accounts (Note 8)	114,998	99,758
Insurance recoverable - environmental remediation (Note 11)	2,516	2,361
Deferred income tax benefits	1,983	1,768
Prepaid expenses and other current assets	2,551	2,347
	123,668	111,354
Property and equipment, at cost	42,298	41,059
Less accumulated depreciation and amortization	24,672	23,611
	17,626	17,448
Goodwill (Note 7)	104,275	102,748
Investments in and advances to unconsolidated affiliates	5,387	5,355
Long-term insurance receivable (Note 8)	2,991	3,455
Long-term insurance recoverable - environmental remediation (Note 11)	14,131	14,397
Other assets (Note 7)	5,590	5,829
	$273,668	$260,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 10)	$1,764	$1,894
Accounts payable	19,451	14,441
Accrued compensation and benefits	12,335	10,773
Income taxes payable	2,006	866
Billings in advance of revenue earned (Note 9)	5,755	5,162
Environmental remediation liability (Note 11)	2,516	2,361
Other accrued liabilities	6,789	6,090
	50,616	41,587
Non-current liabilities:
Long-term debt, net of current portion (Note 10)	43,654	43,065
Deferred income taxes	7,949	8,062
Long-term environmental remediation liability (Note 11)	14,131	14,397
	65,734	65,524

Mandatorily redeemable preferred stock	14,738	14,711

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued as mandatorily redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 14,494,723 and 13,551,744 shares issued and outstanding, respectively, at September 30, 2003 and 14,429,570 and 13,486,590 shares issued and outstanding, respectively, at June 30, 2003	1,450	1,443
Additional paid-in capital	93,118	92,157
Note receivable	(146)	(146)
Retained earnings	51,055	48,207
	145,477	141,661
Less treasury stock, at cost	2,897	2,897
	142,580	138,764
	$273,668	$260,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
(in thousands)	2003	2002
		(As restated)
Cash flows from operating activities:
Net income	$3,015	$1,117
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of accounting change	—	2,361
Depreciation and amortization	1,426	1,128
Change in deferred taxes and other non-cash items	(264)	(147)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (current and long-term)	(14,776)	(7,147)
Billings in advance of revenue earned	592	(2,007)
Insurance recoverable (current and long-term)	110	194
Prepaid expenses and other current assets	(204)	240
Accounts payable	5,010	2,885
Accrued compensation and benefits	1,562	666
Environmental remediation liability (current and long-term)	(110)	(90)
Income taxes payable	1,338	(1,813)
Other accrued liabilities	579	567
Net cash used in operating activities	(1,722)	(2,046)

Cash flows from investing activities:
Additions to property and equipment	(1,421)	(1,412)
Acquisition of businesses, net of cash acquired	(998)	(3,372)
Investments in and advances to unconsolidated affiliates	(35)	(482)
Increase in other assets, net	55	1
Net cash used in investing activities	(2,399)	(5,265)

Cash flows from financing activities:
Net borrowings under revolving credit facilities	700	7,400
Payments on long-term debt	(242)	(130)
Proceeds from exercise of stock options and warrants	163	236
Net cash provided by financing activities	621	7,506

Increase (decrease) in cash	(3,500)	195

Cash, beginning of period	5,120	1,615
Cash, end of period	$1,620	$1,810

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2003

(in thousands, except share data)

1.             Company Background and Basis of Presentation

TRC Companies, Inc. (the Company) is a customer-focused company that creates and implements sophisticated and innovative solutions to the challenges facing America’s environmental, energy and infrastructure markets.  The Company conducts its activities under one business segment which involves providing engineering and consulting services to commercial organizations and governmental agencies primarily in the United States of America.

The consolidated financial statements include the Company and its subsidiaries, after elimination of intercompany accounts and transactions.  Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.  Investments in which the Company does not have the ability to exercise significant influence are accounted for by the cost method.  Certain financial statement items have been reclassified to conform to the current year’s presentation.

The Condensed Consolidated Balance Sheet at September 30, 2003, the Condensed Consolidated Statements of Income for the three months ended September 30, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, the financial statements are unaudited, but in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosure usually included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

2.             Change in Accounting for Revenue Recognition

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

In the Company’s opinion, the new method more clearly reflects the Company’s measure of progress toward completion of its fixed price contracts.  The cumulative effect of the accounting change decreased net income by $2,361 (net of income taxes of $1,478) or $0.18 per diluted share in the three months ended September 30, 2002.

3.             Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”.  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The Company has adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003 and the effect of adoption was immaterial.  The Company is still assessing the impact for future periods.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements apply to entities created before February 1, 2003 in the first interim or annual period ending after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  No additional disclosures were required by the Company.  The adoption of this interpretation is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 for the subsidiary has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company is currently reviewing the deferred provisions and assessing their impact.

4.             Earnings per Share

Earnings per share (EPS) is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”.  Basic EPS is based upon net income available to common shareholders divided by the weighted average common shares outstanding during the period.  Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the preferred stock.  For purposes of computing diluted EPS the Company uses the treasury stock method.  Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.

For the three months ended September 30, 2003, assumed conversion of the preferred stock would have slightly decreased rather than increased EPS (would have been “dilutive”), therefore conversion was assumed for purposes of computing diluted EPS.  For the three months ended September 30, 2002, assumed conversion of the preferred stock was anti-dilutive, therefore conversion was not assumed for purposes of computing diluted EPS.  As a result, 721,304 shares were excluded from the calculation of diluted EPS.  The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended
	September 30,		September 30,
	2003	2003	2002	2002
	Diluted	Basic	Diluted	Basic

Income before accounting change	$3,015	$3,015	$3,478	$3,478
Cumulative effect of accounting change	—	—	(2,361)	(2,361)
Net income	3,015	3,015	1,117	1,117
Dividends and accretion charges on preferred stock	—	(167)	(197)	(197)
Net income available to common shareholders	$3,015	$2,848	$920	$920

Weighted average common shares outstanding	13,500	13,500	12,660	12,660
Potential common shares:
Stock options and warrants	849	—	800	—
Contingently issuable shares	79	—	—	—
Convertible preferred stock	932	—	—	—
Total potential common shares	15,360	13,500	13,460	12,660

5.             Stock Options

The Company has a non-qualified stock option plan for employees and directors, which is described more fully in Note 10 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.  The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for stock options issued.  Accordingly, no compensation cost has been recognized in the Company’s consolidated statements of income for stock options issued as exercise prices were not less than fair value of the common stock at the grant date.  Had compensation costs for stock options issued been determined based on the fair value at the grant date for awards under SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma net income and earnings per share for the three months ended September 30, 2003 and 2002 would have been as follows:

	Three Months Ended September 30,
	2003	2002
Income before accounting change	$3,015	$3,478
Cumulative effect of accounting change	—	(2,361)
Net income, as reported	3,015	1,117
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(274)	(654)
Net income, pro forma	$2,741	$463

Earnings per share, as reported:

Basic	$0.21	$0.07
Diluted	0.20	0.07

Earnings per share, proforma:

Basic	$0.19	$0.02
Diluted	0.18	0.02

6.             Change in Estimate

In the ordinary course of periodically updating the estimates to complete on the Company’s Exit Strategy contracts, the Company increased the estimated cost for an Exit Strategy contract in progress during the three months ended September 30, 2003, resulting in a reduction in operating income of approximately $550.

7.             Acquisitions, Goodwill and Intangible Assets

During the three months ended September 30, 2003, the Company recorded additional purchase price payments related to acquisitions completed in prior fiscal years of $1,526, including 34,222 shares of the Company’s common stock valued at $563, with these payments resulting in additional goodwill.  The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets.  At September 30, 2003 and June 30, 2003, the Company had liabilities for additional purchase price payments of $1,563 and $1,598, respectively.  These amounts are included in other accrued liabilities.

At September 30, 2003, the Company had $104,275 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing at least annually.  Management completed this assessment during the second quarter of fiscal 2003 based on information as of the assessment date and determined that no impairment existed.  There has been no subsequent indication of impairment.

Identifiable intangible assets as of September 30, 2003 and June 30, 2003 are included in other assets on the consolidated balance sheets and were comprised of:

	September 30, 2003		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable assets with determinable lives:
Contract backlog	$1,133	$908	$1,133	$785
Customer relationships	2,776	162	2,776	106
Other	100	33	100	29
	4,009	1,103	4,009	920
Identifiable assets with indefinite lives:
Trade names	1,593	—	1,593	—
Other	726	300	726	300
	2,319	300	2,319	300
	$6,328	$1,403	$6,328	$1,220

Identifiable intangibles assets are amortized over the weighted average periods of three to 24 months for contract backlog assets, 15 years for customer relationship assets and six years for other assets. The amortization of intangible assets for the three months ended September 30, 2003 and 2002 was $183 and $74, respectively.  Estimated amortization of intangible assets over the next five fiscal years is as follows:  2004 - $544; 2005 - $245; 2006 - $201; 2007 - $201; and 2008 - $189.  Such estimates do not reflect the impact of future acquisitions.

8.             Accounts Receivable

The current portion of accounts receivable at September 30, 2003 and June 30, 2003 is comprised of the following:

	September 30, 2003	June 30, 2003
Billed	$78,969	$65,029
Unbilled	40,026	39,131
Retainage	3,941	3,313
	122,936	107,473
Less allowances for doubtful accounts	7,938	7,715
	$114,998	$99,758

Unbilled receivables generally represent billable amounts recognized as revenue primarily in the last month of the fiscal period.  Management expects that substantially all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the customer which, pursuant to contract terms, are due at completion.

The Long-Term Insurance Receivables at September 30, 2003 and June 30, 2003 of $2,991 and $3,455, respectively, relate to unbilled amounts on Exit Strategy contracts and represent amounts held by the insurance company and released as work on the project is complete.

9.             Billings in Advance of Revenue Earned

Billings in Advance of Revenue Earned represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed.  These advance payments primarily relate to the Company’s Exit Strategy program.

10.           Debt

The Company maintains a banking arrangement with Wachovia Bank, N.A. in syndication with two additional banks that provides a revolving credit facility of up to $50,000 to support various operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  At September 30, 2003 outstanding borrowings pursuant to the agreement were $41,700, at an average interest rate of 2.9%.  The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).

11.           Commitments and Contingencies

The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site.  The Company assumes the risk for all remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects.  The Company’s customer pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is obtained from leading insurance companies with a minimum A.M. Best rating of A– Excellent (e.g. American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

Upon signing of the contract, a majority of the contract price is deposited in a restricted account held by the insurance company, and the Company is paid by the insurance company from such proceeds.  Any portion of the initial contract price not retained by the insurance company is transferred to the Company and is included under Current Liabilities on the Company’s Consolidated Balance Sheets under the item termed billings in advance of revenue earned.  This amount reduces as the Company performs under the contract and recognizes revenue.  The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on its consolidated operating results, financial condition or cash flows.

Two Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the sites.  The Company’s expected remediation costs (Current and Long-Term Environmental Remediation Liability items in the Consolidated Balance Sheets) are fully funded by the contract price received and are fully insured by an environmental remediation cost cap policy (Current and Long-Term Insurance Recoverable items in the Consolidated Balance Sheets).  As of September 30, 2003, the remediation for one of the projects is substantially complete and the Company has begun long-term maintenance and monitoring at the site.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

The Company’s indirect cost rates applied to contracts with the U.S. Government are subject to examination and renegotiation.  Contracts and other records of the Company have been examined through June 30, 1998.  The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on the Company’s operating results, financial condition or cash flows.

12.           Restatement

Subsequent to the issuance of the Company’s interim consolidated financial statements for the first three quarters of fiscal 2003, the Company determined that adjustments to such interim financial statements were required for a change in method of accounting for certain fixed price contracts to remediate environmental conditions at contaminated sites and to correct the accounting for rental expense and indirect costs on long-term fixed price contracts.

In the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting for contract revenue relating to certain fixed price contracts.  The Company has restated its interim financial statements for each of the three quarters in fiscal 2003 to reflect the adoption of this accounting change as of July 1, 2002 (See Note 2).  This change resulted in an increase in revenue of $294 and an increase in income before accounting change of $181 for the quarter ended September 30, 2002.  This change also resulted in a cumulative effect adjustment of $(2,361) as of July 1, 2002.

Also during the fourth quarter of fiscal 2003, the Company completed a review of its accounting for rental expense and for the treatment of indirect costs on certain of its long-term fixed price contracts.  The Company determined that adjustments were required with respect to (1) rental expense recognition on a straight-line basis over the life of the lease and (2) revenue recognition related to indirect costs on certain long-term fixed price contracts under the percentage-of-completion method.   As a result, the Company restated its interim financial statements for each of the first three quarters in fiscal 2003 to reflect these adjustments.  Such adjustments resulted in a decrease in revenue of $197 and an increase in rental expense by $61 for the quarter ended September 30, 2002, with a corresponding decrease in income taxes of $99.  These adjustments also include $312 ($192 net of income taxes) for the cumulative effect on earnings as of July 1, 2002, which has been reflected as an increase in operating costs in the restated results for the quarter ended September 30, 2002.

A summary of the significant effects of the restatement for the three months ended September 30, 2002 is as follows:

	As Previously Reported	As Restated

Gross revenue	$78,715	$78,812
Net service revenue	51,356	51,453
Cost of services	42,442	42,842
Income from operations	6,212	5,909
Income before taxes	5,958	5,656
Income before accounting change	3,634	3,478
Cumulative effect of accounting change	—	(2,361)
Net income	$3,634	$1,117

Basic earnings per share:
Before accounting change	$0.27	$0.26
Cumulative effect of accounting change	—	(0.19)
	$0.27	$0.07

Diluted earnings per share:
Before accounting change	$0.26	$0.24
Cumulative effect of accounting change	—	(0.18)
	$0.26	$0.07

TRC Companies, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Three Months Ended September 30, 2003 and 2002

Management’s Discussion and Analysis contains statements that are forward-looking.  These statements are based upon current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially due to a number of factors.  See the discussion in “Forward-Looking Statements” below.  The accompanying discussion and analysis of results of operations and financial condition gives effect to the restatement of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2002 as described in Note 12 to the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions.  Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  The Company’s accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements contained in Item 8 of the Annual Report on Form 10-K for the year ended June 30, 2003.  Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company’s consolidated financial statements and are the policies which are most critical in the portrayal of the Company’s financial position and results of operations:

Long-Term Contracts:  The Company recognizes contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  The Company records revenue on its cost-type and time and material contracts based upon direct labor costs and other direct contract costs incurred. The Company has fixed price Exit Strategy contracts to remediate environmental conditions at contaminated sites under which the Company and its customers are protected against cost overruns by insurance policies.  Revenue (and related costs) from these fixed price contracts is recognized using the efforts-expended, percentage-of-completion method of accounting based on total costs incurred to date as compared to total costs estimated at completion.  Contract costs include direct labor costs, subcontractor costs, other direct costs and indirect costs.  Prior to fiscal 2003, the Company used the efforts-expended, percentage-of-completion method based on direct labor costs, but for contracts where subcontractor costs resulted in a more meaningful measure of progress towards completion, they were considered for inclusion with labor costs.  The Company’s method of revenue recognition requires the Company to prepare estimates of costs to complete for contracts in progress.  In making such estimates, judgments are required to evaluate contingencies, such as potential variances in schedule and labor and other contract costs, liability claims, contract disputes or achievement of contractual performance standards.  Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined.

Allowances for doubtful accounts:  Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income taxes:  At September 30, 2003, the Company had approximately $4.7 million of deferred income tax benefits.  The realization of a portion of these benefits is dependent on the Company’s estimates of future taxable income and its tax planning strategies.  Management believes that sufficient taxable income will be earned in the future to realize deferred income tax benefits; accordingly, no valuation allowance has been recorded.  Additionally, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Business Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At September 30, 2003, the Company had approximately $104.3 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  Management completed this assessment during the second quarter of fiscal 2003 based on the best information available as of the date of assessment and determined that no impairment existed.  There can be no assurance that future events will not result in impairment of goodwill or other assets.

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

The types of contracts with our customers and the approximate percentage of NSR for the three months ended September 30, 2003 from each contract type are as follows:

•	Time and material	51%
•	Fixed price or lump sum	29%
•	Cost-type with various fee arrangements	20%

The following table presents the percentage relationships of items in the consolidated statements of operations to NSR:

	Three Months Ended September 30,
	2003	2002
Net service revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	83.9	83.3
General and administrative expenses	4.0	3.0
Depreciation and amortization	2.5	2.2
Income from operations	9.6	11.5
Interest expense	0.7	0.5
Income before taxes	8.9	11.0
Federal and state income tax provision	3.6	4.2
Income before accounting change	5.3	6.8
Cumulative effect of accounting change	—	(4.6)
Net income	5.3	2.2
Dividends and accretion charges on preferred stock	0.3	0.4
Net income available to common shareholders	5.0%	1.8%

Gross revenue increased $11.5 million, or 14.6%, to $90.3 million during the three months ended September 30, 2003, from $78.8 million in the same period last year.  NSR increased $5.1 million, or 9.9%, to $56.6 million during the three months ended September 30, 2003, from $51.5 million during the same period last year.  The NSR growth for the three months ended September 30, 2003 was attributable to acquisitions completed in fiscal 2003. NSR from organic activities (existing business) decreased by $2.1 million during the three months ended September 30, 2003, compared to the same period last year. The decrease in organic NSR was primarily due to continued slow-downs in the transportation infrastructure market where the Company relies on funding from state and local government agencies.  NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.  Management’s goal continues to be to provide a reasonable balance between organic and acquisition growth over a several year period.

As a percentage of NSR, cost of services of 83.9% remained relatively constant when compared to the same period of last year. This is an improvement over the fourth quarter of 2003 (86.1%) as management reduced costs in an effort to align capacity with the pace of activity.

General and administrative expenses (G&A) increased from $1.6 million to $2.3 million during the three months ended September 30, 2003 when compared to the same period last year.  This increase was primarily due to approximately $0.5 million of additional costs necessary to complete the Company’s fiscal 2003 audit.  These costs were incurred in connection with the Company’s change in accounting related to fixed price contracts, effective July 1, 2002. Without this added expense, G&A as a percentage of NSR, would have remained at 3.1%, in line with the three months ended September 30, 2002.

Depreciation and amortization expense increased approximately $0.3 million during the three months ended September 30, 2003, as compared to the same period last year, from $1.1 million to $1.4 million.  This increase was primarily attributable to the additional depreciation expense of capital expenditures completed in fiscal 2003, the amortization expense related to identifiable intangible assets from acquisitions, as well as the additional depreciation expense associated with acquisitions completed in fiscal 2003.

Income from operations decreased by $0.5 million to $5.4 million during the three months ended September 30, 2003, compared to $5.9 million in the same period last year.  As noted above in the discussion of G&A, this reduction was almost entirely due to approximately $0.5 million of incremental expenses associated with year-end auditing activities.  Operating income from organic activities decreased by approximately $1.0 million compared to the same period last year, while acquisitions provided approximately $1.0 million of operating income growth.

Interest expense increased by $0.1 million during the three months ended September 30, 2003, as compared to the same period last year, primarily due to higher average borrowings outstanding against the Company’s revolving credit facility incurred to finance acquisitions and support working capital requirements. The Company’s percentage of debt to capitalization ratio was 22.4% at September 30, 2003, compared to 19.1% at September 30, 2002.

The provision for federal and state income taxes reflects an effective rate of 40% for the three months ended September 30, 2003 compared to an effective rate of 39% in the same period last year.  This increase was primarily due to higher state income taxes.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

The diluted earnings per share for the three months ended September 30, 2003 was $0.20, compared to $0.24 (before accounting change) for the same period last year.  The additional audit fees discussed above adversely impacted the September 30, 2003 performance by approximately $0.02 per diluted share.

The Company changed its method of accounting for fixed price contracts, effective July 1, 2002.  The cumulative effect of the change decreased net income by $2,361 (net of income taxes of $1,478) or $0.18 per diluted share and was reflected in the three months ended September 30, 2002.  See Note 2 to the Notes to the Condensed Consolidated Financial Statements on page 6 of this report for a further discussion of this item.

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

The Company's quarterly cash flows from operations varies depending on a number of factors such as the timing of the receivables at the quarter's end and billings in advance of revenue earned for Exit Strategy contracts signed during each quarter.  On an annual basis, however, cash flows from operations generally is substantially positive.  For example, the cash flows from operations for fiscal 2003, 2002 and 2001 are $12.1 million, $6.3 million and $19.8 million, respectively.

Cash flows used in operating activities for the three months ended September 30, 2003 were approximately $1.7 million, compared to $2.0 million in the same period last year.  As evidenced in prior years, it is expected that operating cash flows will increase during the course of fiscal 2004.  During the three months ended September 30, 2003, the cash provided by: (1) the $3.0 million of net income; (2) the $1.4 million of non-cash charges for depreciation and amortization expense; and (3) the $5.0 million increase in accounts payable was primarily offset by the $14.8 million increase in total accounts receivable primarily resulting from the Company’s revenue growth. Gross revenue over the four months ended September 30, 2003 was $122.4 million. Gross revenue over the four months ended June 30, 2003 was $111.0 million, resulting in an increase of $11.4 million. Despite the increase in accounts receivable, due to the timing of gross revenue, day’s sales outstanding (DSO), which measures the collections turnover of both billed and unbilled receivables, has reduced slightly from 117 days to 116 days.

Investing activities used cash of approximately $2.4 million during the three months ended September 30, 2003, compared to $5.3 million for the same period last year.  The investments this year consisted of $1 million for additional purchase price payments on acquisitions completed in prior years and approximately $1.4 million of capital expenditures for additional information technology and other equipment to support business growth.

Financing activities provided cash of approximately $0.6 million during the three months ended September 30, 2003, primarily provided by net borrowings from the Company’s credit facility to support operating and investing activities.

The Company maintains a banking arrangement with Wachovia Bank, N.A., in syndication with two additional banks, which provides a revolving credit facility of up to $50 million to support short-term operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  At September 30, 2003 outstanding borrowings pursuant to the agreement were $41.7 million, at an average interest rate of 2.9%.

The credit facility provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay dividends on its common stock and make investments.  In addition, the agreement includes certain restrictive covenants, including the minimum ratio of adjusted EBITDA to interest expense plus the current portion of long-term debt and the minimum ratio of adjusted current assets to adjusted total liabilities.  The Company was in compliance with all covenants as of September 30, 2003.

We expect that the cash generated from operations, the cash on hand at September 30, 2003 and available borrowings under the revolving credit facility will be sufficient to meet the Company’s cash requirements for currently anticipated activities.  If the Company pursues acquisitions or investments in the future in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

New Accounting Guidance

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”.  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The Company has adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003 and the effect of adoption was immaterial.  The Company is still assessing the impact for future periods.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements apply to entities created before February 1, 2003 in the first interim or annual period ending after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  No additional disclosures were required by the Company.  The adoption of this interpretation is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 for the subsidiary has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company is currently reviewing the deferred provisions and assessing their impact.

Forward-Looking Statements

Certain statements in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on management’s current estimates, expectations and projections about the factors discussed.

By their nature, such forward-looking statements involve risks and uncertainties.  The Company has attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, estimates”, or other words of similar import.  The Company cautions the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements, including the following examples:

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

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed  by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

15            Letter re: unaudited interim financial information

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99            Independent Accountants’ Report

(b)           Reports on Form 8-K

On September 17, 2003, the Company filed a report on Form 8-K attaching a news release related to the status of the year-end audit and delay in announcing fiscal 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

November 14, 2003	by:	/s/	John W. Hohener
John W. Hohener

Senior Vice President and Chief Financial Officer

(Chief Accounting Officer)