Form 10-Q
period 2003-12-31
TRC COMPANIES INC /DE/
filed 2004-02-17
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

On February 13, 2004 there were 13,807,471 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

Contents of Quarterly Report on Form 10-Q

Quarter Ended December 31, 2003

PART I:  FINANCIAL INFORMATION

TRC Companies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2003	2002	2003	2002
		(As restated)		(As restated)
Gross revenue	$97,282	$81,028	$187,601	$159,841
Less subcontractor costs and direct charges	36,990	25,394	70,743	52,754
Net service revenue	60,292	55,634	116,858	107,087

Operating costs and expenses:
Cost of services	50,078	45,712	97,536	88,554
General and administrative expenses	2,164	1,571	4,447	3,145
Depreciation and amortization	1,434	1,135	2,860	2,262
	53,676	48,418	104,843	93,961
Income from operations	6,616	7,216	12,015	13,126
Interest expense	365	328	739	581
Income before taxes	6,251	6,888	11,276	12,545
Federal and state income tax provision	2,563	2,652	4,573	4,830
Income before accounting change	3,688	4,236	6,703	7,715
Cumulative effect of accounting change, net of income taxes of $1,478	—	—	—	(2,361)
Net income	3,688	4,236	6,703	5,354
Dividends and accretion charges on preferred stock	204	181	371	378
Net income available to common shareholders	$3,484	$4,055	$6,332	$4,976

Basic earnings per common share:
Before accounting change	$0.26	$0.31	$0.47	$0.57
Cumulative effect of accounting change	—	—	—	(0.18)
	$0.26	$0.31	$0.47	$0.39

Diluted earnings per common share:
Before accounting change	$0.24	$0.29	$0.44	$0.53
Cumulative effect of accounting change	—	—	—	(0.17)
	$0.24	$0.29	$0.44	$0.36

Average shares outstanding:
Basic	13,583	13,014	13,541	12,837
Diluted	14,522	14,702	15,395	13,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash	$2,109	$5,120
Accounts receivable, less allowances for doubtful accounts (Note 7)	110,493	99,758
Insurance recoverable - environmental remediation (Note 10)	2,232	2,361
Deferred income tax benefits	2,203	1,768
Prepaid expenses and other current assets	2,018	2,347
	119,055	111,354
Property and equipment, at cost	42,721	41,059
Less accumulated depreciation and amortization	25,660	23,611
	17,061	17,448
Goodwill (Note 6)	109,117	102,748
Investments in and advances to unconsolidated affiliates and construction joint ventures	6,912	5,355
Long-term insurance receivable (Note 7)	2,035	3,455
Long-term insurance recoverable - environmental remediation (Note 10)	13,540	14,397
Other assets (Note 6)	6,204	5,829
	$273,924	$260,586
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 9)	$1,642	$1,894
Accounts payable	15,803	14,441
Accrued compensation and benefits	12,417	10,773
Income taxes payable	689	866
Billings in advance of revenue earned (Note 8)	6,606	5,162
Environmental remediation liability (Note 10)	2,232	2,361
Other accrued liabilities	7,870	6,090
	47,259	41,587
Non-current liabilities:
Long-term debt, net of current portion (Note 9)	41,308	43,065
Deferred income taxes	7,833	8,062
Long-term environmental remediation liability (Note 10)	13,540	14,397
	62,681	65,524

Redeemable preferred stock	14,767	14,711

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued as redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 14,659,184 and 13,716,205 shares issued and outstanding, respectively, at December 31, 2003 and 14,429,570 and 13,486,590 shares issued and outstanding, respectively, at June 30, 2003	1,466	1,443
Additional paid-in capital	96,109	92,157
Note receivable	—	(146)
Retained earnings	54,539	48,207
	152,114	141,661
Less treasury stock, at cost	2,897	2,897
	149,217	138,764
	$273,924	$260,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
(in thousands)	2003	2002
		(As restated)
Cash flows from operating activities:
Net income	$6,703	$5,354
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	2,361
Depreciation and amortization	2,860	2,262
Change in deferred taxes and other non-cash items	(1,260)	48
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (current and long-term)	(9,096)	1,529
Billings in advance of revenue earned	1,444	1,027
Insurance recoverable (current and long-term)	986	332
Prepaid expenses and other current assets	(32)	(341)
Accounts payable	1,362	(2,394)
Accrued compensation and benefits	1,623	(2,819)
Environmental remediation liability (current and long-term)	(986)	(228)
Income taxes payable	364	(3,065)
Other accrued liabilities	(349)	179
Net cash provided by operating activities	3,619	4,245

Cash flows from investing activities:
Additions to property and equipment	(2,140)	(2,940)
Acquisition of businesses, net of cash acquired	(2,395)	(9,387)
Investments in and advances to unconsolidated affiliates and construction joint ventures	(1,042)	(423)
Decrease (increase) in other assets, net	276	(39)
Net cash used in investing activities	(5,301)	(12,789)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(1,800)	9,600
Payments on long-term debt and other	(209)	(1,441)
Proceeds from exercise of stock options and warrants	534	448
Proceeds from note receivable	146	—
Net cash provided by (used in) financing activities	(1,329)	8,607

Increase (decrease) in cash	(3,011)	63

Cash, beginning of period	5,120	1,615
Cash, end of period	$2,109	$1,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC Companies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2003

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

The condensed consolidated financial statements include the Company and its subsidiaries, after elimination of intercompany accounts and transactions.  Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.  Investments in which the Company does not have the ability to exercise significant influence are accounted for by the cost method.  Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties. The Company recognizes its proportional share of such joint venture revenue, costs and operating profits in its Condensed Consolidated Statements of Income.

The Condensed Consolidated Balance Sheet at December 31, 2003, the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002 have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, the financial statements are unaudited, but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

2.                                       Change in Accounting for Revenue Recognition

As previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, in the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting to fixed price contracts, effective July 1, 2002.  Beginning in fiscal 2003, the Company measures progress towards completion based on total contract costs, including direct labor costs, subcontractor costs, other direct costs and indirect costs.  Prior to fiscal 2003, the Company measured progress towards completion based on direct labor costs, but for contracts where subcontractor costs resulted in a more meaningful measure of progress towards completion, they were considered for inclusion in labor costs.

In the Company’s opinion, the new method more clearly reflects the Company’s measure of progress toward completion of its fixed price contracts.  The cumulative effect of the accounting change decreased net income by $2,361 (net of income taxes of $1,478) or $0.17 per diluted share in the six months ended December 31, 2002.

3.                                       Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”.  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The Company has adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003 and the effect of adoption was immaterial.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity.  FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company does not have interests in special purpose entities.  The Company will apply the consolidation provisions of FIN 46R in the third quarter of fiscal 2004.

The Company has identified Metuchen Realty Acquisition, LLC (Metuchen) as a potential VIE.  The Company has a 50% interest in Metuchen which was established in 1999 to acquire, remediate, improve and sell a commercial real estate site located in Metuchen, New Jersey.  The Company currently accounts for the investment under the equity method. The Company is in the process of performing tests to determine if the Metuchen investment is a VIE and will finalize its analysis by March 31, 2004.  At December 31, 2003, Metuchen had assets with a carrying value of approximately $2,000 and environmental liabilities of approximately $2,000.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard and due to the redemption value being subject to a floor share price the monetary amount known at inception was not deemed to be fixed.  As such, the Company's redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

4.                                       Earnings per Share

Earnings per share (EPS) is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”.  Basic EPS is based upon net income available to common shareholders divided by the weighted average common shares outstanding during the period.  Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company’s preferred stock.  For purposes of computing diluted EPS the Company uses the treasury stock method.  Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.

For the three months ended December 31, 2003 and the six months ended December 31, 2002, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”), therefore conversion was not assumed for purposes of computing diluted EPS.  As a result, 847,986 and 721,304 shares were excluded from the calculation of diluted EPS for the three months ended December 31, 2003 and the six months ended December 31, 2002, respectively.  For the six months ended December 31, 2003 and the three months ended December 31, 2002, assumed conversion of the preferred stock was dilutive, therefore, conversion was assumed for purposes of computing diluted EPS.  The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002
	Diluted	Basic	Diluted	Basic

Net income	$3,688	$3,688	$4,236	$4,236
Dividends and accretion charges on preferred stock	(204)	(204)	—	(181)
Net income available to common shareholders	$3,484	$3,484	$4,236	$4,055

Weighted average common shares outstanding	13,583	13,583	13,014	13,014
Potential common shares:
Stock options and warrants	850	—	724	—
Contingently issuable shares	89	—	27	—
Convertible preferred stock	—	—	937	—
Total potential common shares	14,522	13,583	14,702	13,014

Earnings per share	$0.24	$0.26	$0.29	$0.31

	Six Months Ended December 31, 2003		Six Months Ended December 31, 2002
	Diluted	Basic	Diluted	Basic

Income before accounting change	$6,703	$6,703	$7,715	$7,715
Cumulative effect of accounting change	—	—	(2,361)	(2,361)
Net income	6,703	6,703	5,354	5,354
Dividends and accretion charges on preferred stock	—	(371)	(378)	(378)
Net income available to common shareholders	$6,703	$6,332	$4,976	$4,976

Weighted average common shares outstanding	13,541	13,541	12,837	12,837
Potential common shares:
Stock options and warrants	833	—	781	—
Contingently issuable shares	89	—	27	—
Convertible preferred stock	932	—	—	—
Total potential common shares	15,395	13,541	13,645	12,837

Earnings per share	$0.44	$0.47	$0.36	$0.39

5.                                       Stock Options

The Company has a non-qualified stock option plan for employees and directors, which is described more fully in Note 10 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.  The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for stock options issued.  Accordingly, no compensation cost has been recognized for stock options issued as exercise prices were not less than fair value of the common stock at the grant date.  Had compensation costs for stock options issued been determined based on the fair value at the grant date for awards as computed under SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma net income and earnings per share for the three and six months ended December 31, 2003 and 2002 would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Income before accounting change	$3,688	$4,236	$6,703	$7,715
Cumulative effect of accounting change	—	—	—	(2,361)
Net income, as reported	3,688	4,236	6,703	5,354
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(718)	(656)	(992)	(1,310)
Net income, pro forma	$2,970	$3,580	$5,711	$4,044

Earnings per share, as reported:

Basic	$0.26	$0.31	$0.47	$0.39
Diluted	0.24	0.29	0.44	0.36

Earnings per share, pro forma:

Basic	$0.20	$0.26	$0.39	$0.29
Diluted	0.19	0.24	0.37	0.27

6.                                       Acquisitions

During the three months ended December 31, 2003, the Company completed the acquisition of a small transportation infrastructure development firm located in Southern California.  The total purchase price for this acquisition was $1,521 (before contingent consideration) consisting of a combination of cash and common stock of the Company.  As a result of this acquisition, goodwill of $627 and other intangible assets of $588 were recorded in accordance with SFAS No. 142.  The goodwill and intangible assets recorded in connection with this transaction are deductible for income tax purposes.  The Company may make an additional payment for the acquisition if certain financial objectives, primarily operating income targets, are achieved, with such payment resulting in additional goodwill.  The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141.  The initial purchase price allocation has been completed, however, there could be changes to the allocation as fair values are finalized, which changes are not expected to have a material impact on the results of operations or financial condition of the

Company in future periods.  The impact of this acquisition on operating results is not material; therefore, no pro forma information is presented.

During the six months ended December 31, 2003, the Company recorded additional purchase price payments of $5,681 related to prior year acquisitions, including 116,061 shares of the Company’s common stock valued at $2,369, with these payments resulting in additional goodwill.  The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets.  The Company also recorded adjustments to purchase price allocation of $61 during the six months ended December 31, 2003 with adjustments increasing goodwill.  At December 31, 2003 and June 30, 2003, the Company had liabilities for additional purchase price payments of $3,503 and $1,598, respectively.  These amounts are included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets.

At December 31, 2003, the Company had $109,117 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing at least annually.  Management will complete the current year’s assessment during the third quarter of fiscal 2004 based on information as of the December 31, 2003 assessment date.  There has been no indication of impairment.

Identifiable intangible assets as of December 31, 2003 and June 30, 2003 are included in Other Assets on the Condensed Consolidated Balance Sheets and were comprised of:

	December 31, 2003		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$1,241	$987	$1,133	$785
Customer relationships	3,207	211	2,776	106
Other	100	37	100	29
	4,548	1,235	4,009	920
Identifiable intangible assets with indefinite lives:
Trade names	1,642	—	1,593	—
Other	726	300	726	300
	2,368	300	2,319	300
	$6,916	$1,535	$6,328	$1,220

Identifiable intangible assets are amortized over the weighted average periods of three to 24 months for contract backlog assets, 15 years for customer relationship assets and six years for other assets. The amortization of intangible assets during the three months ended December 31, 2003 and 2002 was $131 and $106, respectively.  The amortization of intangible assets during the six months ended December 31, 2003 and 2002 was $315 and $180, respectively.  Estimated amortization of intangible assets over the next five fiscal years is as follows:  2004 - $589; 2005 - $324; 2006 - $230; 2007 - $230; and 2008 - $217.  Such estimates do not reflect the impact of any potential future acquisitions.

7.                                       Accounts Receivable

The current portion of accounts receivable at December 31, 2003 and June 30, 2003 is comprised of the following:

	December 31, 2003	June 30, 2003

Billed	$73,582	$65,029
Unbilled	41,174	39,131
Retainage	4,408	3,313
	119,164	107,473

Less allowances for doubtful accounts	8,671	7,715
	$110,493	$99,758

Unbilled receivables generally represent billable amounts recognized as revenue primarily in the last month of the fiscal period.  Management expects that substantially all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the customer which, pursuant to contract terms, are due at completion.

The Long-Term Insurance Receivables at December 31, 2003 and June 30, 2003 of $2,035 and $3,455, respectively, relate to unbilled amounts on Exit Strategy contracts and represent amounts held by the insurance company which are released as work on a project is complete.

8.                                       Billings in Advance of Revenue Earned

Billings in Advance of Revenue Earned represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed.  These advance payments primarily relate to the Company’s Exit Strategy program.

9.                                       Debt

The Company maintains a banking arrangement with Wachovia Bank, N.A. in syndication with two additional banks that provides a revolving credit facility of up to $50,000 to support various operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  At December 31, 2003 outstanding borrowings pursuant to the agreement were $39,900, at an average interest rate of 2.9%.  The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).  The Company was in compliance with all covenants as of December 31, 2003.

10.                                 Commitments and Contingencies

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

Upon signing of the contract, a majority of the contract price is deposited in a restricted account held by the insurance company, and the Company is paid by the insurance company from such proceeds.  Any portion of the initial contract price not retained by the insurance company is transferred to the Company and is included under Current Liabilities on the Company’s Condensed Consolidated Balance Sheets under the item termed Billings in Advance of Revenue Earned.  This amount is reduced as the Company performs under the contract and recognizes revenue.  The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on its consolidated operating results, financial condition or cash flows.

Two Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the sites.  The Company’s expected remediation costs (Current and Long-Term Environmental Remediation Liability items in the Condensed Consolidated Balance Sheets) are fully funded by the contract price received and are fully insured by an environmental remediation cost cap policy (Current and Long-Term Insurance Recoverable items in the Condensed Consolidated Balance Sheets).  As of December 31, 2003, the remediation for one of the projects was substantially complete and the Company has begun long-term maintenance and monitoring at that site.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

The Company’s indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation.  The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on the Company’s operating results, financial condition or cash flows.

11.                                 Restatement

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

In the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting for contract revenue relating to certain fixed price contracts.  The Company has restated its interim financial statements for each of the three quarters in fiscal 2003 to reflect the adoption of this accounting change as of July 1, 2002 (See Note 2).  This change resulted in an increase in revenue of $770 and $1,064 for the three and six months ended December 31, 2002, respectively, and an increase in income before accounting change of $473 and $654 for the three and six months ended December 31, 2002, respectively.  This change also resulted in a cumulative effect adjustment of $(2,361) as of July 1, 2002.

Also during the fourth quarter of fiscal 2003, the Company completed a review of its accounting for office rental expense and for the treatment of indirect costs on certain of its long-term fixed price contracts.  The Company determined that adjustments were required with respect to (1) rental expense recognition on a straight-line basis over the life of the lease and (2) revenue recognition related to indirect costs on certain long-term fixed price contracts under the percentage-of-completion method.   As a result, the Company restated its interim financial statements for each of the first three quarters in fiscal 2003 to reflect these adjustments.  Such adjustments resulted in an increase (decrease) in revenue of $51 and $(146) for the three and six months ended December 31, 2002, respectively, and an increase in rental expense of $61 and $121 for the three and six months ended December 31, 2002, respectively, with a corresponding decrease in income taxes of $4 and $103 for the three and six months ended December 31, 2002, respectively.  These adjustments also include $312 ($192 net of income taxes) for the cumulative effect on earnings as of July 1, 2002, which has been reflected as an increase in operating costs in the restated results for the six months ended December 31, 2002.

A summary of the significant effects of the restatement for the three and six months ended December 31, 2002 is as follows:

	Three Months Ended December 31, 2002		Six Months Ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated

Gross revenue	$80,207	$81,028	$158,922	$159,841
Net service revenue	54,813	55,634	106,169	107,087
Cost of services	45,612	45,712	88,054	88,554
Income from operations	6,496	7,216	12,708	13,126
Income before taxes	6,169	6,888	12,127	12,545
Income before accounting change	3,763	4,236	7,397	7,715
Cumulative effect of accounting change	—	—	—	(2,361)
Net income	$3,763	$4,236	$7,397	$5,354

Basic earnings per share:
Before accounting change	$0.28	$0.31	$0.55	$0.57
Cumulative effect of accounting change	—	—	—	(0.18)
	$0.28	$0.31	$0.55	$0.39

Diluted earnings per share:
Before accounting change	$0.26	$0.29	$0.51	$0.53
Cumulative effect of accounting change	—	—	—	(0.17)
	$0.26	$0.29	$0.51	$0.36

TRC Companies, Inc.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Three and Six Months Ended December 31, 2003 and 2002

Management’s Discussion and Analysis contains statements that are forward-looking.  These statements are based upon current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially due to a number of factors.  See the discussion in “Forward-Looking Statements” below.  The accompanying discussion and analysis of results of operations and financial condition gives effect to the restatement of the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2002, as described in Note 11 to the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions.  Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  The Company’s accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended June 30, 2003.  Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company’s consolidated financial statements and are the policies which are most critical in the portrayal of the Company’s financial position and results of operations:

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

Income taxes:  At December 31, 2003, the Company had approximately $4.8 million of deferred income tax benefits.  The realization of a portion of these benefits is dependent on the Company’s estimates of future taxable income and its tax planning strategies.  Management believes that sufficient taxable income will be earned in the future to realize deferred income tax benefits; accordingly, no valuation allowance has been recorded.  Additionally, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At December 31, 2003, the Company had approximately $109.1 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually or when events occur that indicate such assets may have been impaired.  Management will complete the current fiscal year’s assessment during the third quarter of fiscal 2004 based on information as of the December 31, 2003 assessment date.  There can be no assurance that future events will not result in impairment of goodwill or other assets.

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

The types of contracts with our customers and the approximate percentage of NSR for the six months ended December 31, 2003 from each contract type are as follows:

• Time and material	48%
• Fixed price or lump sum	32%
• Cost reimbursable	20%

The following table presents the percentage relationships of items in the Condensed Consolidated Statements of Income to NSR:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net service revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	83.0	82.2	83.5	82.7
General and administrative expenses	3.6	2.8	3.8	2.9
Depreciation and amortization	2.4	2.0	2.4	2.1
Income from operations	11.0	13.0	10.3	12.3
Interest expense	0.6	0.6	0.7	0.6
Income before taxes	10.4	12.4	9.6	11.7
Federal and state income tax provision	4.3	4.8	3.9	4.5
Income before accounting change	6.1	7.6	5.7	7.2
Cummulative effect of accounting change	0.0	0.0	0.0	(2.2)
Net income	6.1	7.6	5.7	5.0
Dividends and accretion charges on preferred stock	0.3	0.3	0.3	0.4
Net income available to common shareholders	5.8%	7.3%	5.4%	4.6%

Gross revenue increased $16.3 million, or 20.1%, to $97.3 million during the three months ended December 31, 2003, from $81.0 million in the same period last year.  Gross revenue increased $27.8 million, or 17.4%, to $187.6 million during the six months ended December 31, 2003, from $159.8 million in the same period last year.  These increases were primarily attributable to significant subcontractor efforts incurred on certain Exit Strategy and other contracts during the periods presented.

NSR increased $4.7 million, or 8.4%, to $60.3 million during the three months ended December 31, 2003, from $55.6 million during the same period last year.  NSR increased $9.8 million, or 9.1%, to $116.9 million during the six months ended December 31, 2003, from $107.1 million during the same period last year.  The NSR growth for the six months ended December 31, 2003 was primarily attributable to acquisitions completed in fiscal 2003.  However, approximately one-third of the NSR growth for the three months ended December 31, 2003 was organic.  This upward trend of organic growth is expected to continue toward Management’s goal of providing a reasonable balance between organic and acquisition growth over a several year period.  NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.

As a percentage of NSR, cost of services increased from 82.2% to 83.0% and from 82.7% to 83.5% for the three and six month periods ended December 31, 2003, respectively, compared to the same periods last year.  The increase for the three and six month periods was primarily attributable to a $.8 million fiscal 2004 bonus accrual for senior management.  The percentage of cost of services to NSR for the second quarter is an improvement over the first quarter of fiscal 2004 (83.9%) and the fourth quarter of fiscal 2003 (86.1%) as management reduced costs in an effort to align capacity with the pace of activity.

General and administrative expenses (G&A) increased from $1.6 million to $2.2 million during the three months ended December 31, 2003 when compared to the same period last year, and increased from $3.1 million to $4.4 million during the six months ended December 31, 2003 when compared to the same period last year.  These increases were primarily due to the additional $.5 million of costs necessary to complete the Company’s fiscal 2003 audit, additional costs required to support the Company’s growth and efforts necessary to prepare the Company to comply with the provisions of the Sarbanes-Oxley Act.  The additional audit costs were recorded in the first quarter of fiscal 2004 and relate to the Company’s change in accounting for long-term fixed price contracts in fiscal 2003.

Depreciation and amortization expense increased approximately $.3 million during the three months ended December 31, 2003, as compared to the same period last year, from $1.1 million to $1.4 million.  Depreciation and amortization expense increased approximately $.6 million during the six months ended December 31, 2003, as compared to the same period last year, from $2.3 million to $2.9 million.  These increases were primarily attributable to the additional depreciation expense related to capital expenditures completed in fiscal 2003, the amortization expense related to identifiable intangible assets from acquisitions, as well as the additional depreciation expense associated with acquisitions completed in fiscal 2003.

As a result of the above factors, income from operations decreased by $.6 million to $6.6 million during the three months ended December 31, 2003, compared to $7.2 million in the same period last year. Income from operations decreased by $1.1 million to $12.0 million during the six months ended December 31, 2003, compared to $13.1 million in the same period last year.   Operating income has, however, increased steadily during the past four quarters from $3.3 million, $4.7 million, $5.4 million and $6.6 million for the three month periods ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, respectively.  Management expects this type of upward trend to generally continue.

The provisions for federal and state income taxes reflect effective rates of 41.0% and 40.5% for the three and six months ended December 31, 2003, respectively, compared to an effective rate of 39.0% in the same periods last year.  These increases were primarily due to higher state income taxes.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

The Company changed its method of accounting for long-term fixed price contracts, effective July 1, 2002.  The cumulative effect of the change decreased net income by $2,361 (net of income taxes of $1,478) or $0.17 per diluted share and was reflected in the six months ended December 31, 2002.  See Note 2 to the Notes to the Condensed Consolidated Financial Statements on page 6 of this report for a further discussion of this item.

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

Cash flows provided by operating activities for the six months ended December 31, 2003 were approximately $3.6 million, compared to $4.2 million in the same period last year.  As evidenced in prior years, it is expected that operating cash flows will increase during the course of fiscal 2004.  For example, cash flows from operations for the three months ended December 31, 2003 was $5.3 million compared to $(1.7) million for the three months ended September 30, 2003.  During the six months ended December 31, 2003, the cash provided by: (1) the $6.7 million of net income; (2) the $2.9 million of non-cash charges for depreciation and amortization expense; and (3) the $1.4 million increase in accounts payable was offset by the $9.1 million increase in total accounts receivable primarily resulting from the Company’s revenue growth. Despite the increase in accounts receivable due to the growth of gross revenue, day’s sales outstanding, which measures the collections turnover of both billed and unbilled receivables, has decreased from 117 days at June 30, 2003 to 111 days at December 31, 2003.

Investing activities used cash of approximately $5.3 million during the six months ended December 31, 2003, compared to $12.8 million for the same period last year, primarily because of the Company’s planned, temporary reduction in acquisitions.  The investments this year consisted of $2.4 million for acquisitions (approximately $.6 million for current year acquisitions and approximately $1.8 million for additional purchase price payments related to acquisitions completed in prior years) and approximately $2.1 million of capital expenditures for additional information technology and other equipment to support business growth.  Also, the Company expects to make capital expenditures of approximately $2.5 million during the remainder of fiscal 2004.

Financing activities used cash of approximately $1.3 million during the six months ended December 31, 2003, primarily from the net repayments on the Company’s credit facility as a result of the cash provided by operating activities.

The Company maintains a banking arrangement with Wachovia Bank, N.A., in syndication with two additional banks, which provides a revolving credit facility of up to $50 million to support short-term operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2005 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  At December 31, 2003 outstanding borrowings pursuant to the agreement were $39.9 million, at an average interest rate of 2.9%, compared to $41.7 million of outstanding borrowings at September 30, 2003.  Although the Company has been able to maintain and actually reduce the debt over the past two quarters, Management plans to amend the agreement before March 31, 2004 to increase the amount available for borrowings and to extend the term in order to support anticipated growth.

The credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including the minimum ratio of adjusted EBITDA to interest expense plus the current portion of long-term debt and the minimum ratio of adjusted current assets to adjusted total liabilities.  The Company was in compliance with all covenants as of December 31, 2003.

Management expects that the cash generated from operations, the cash on hand at December 31, 2003 and available borrowings under the revolving credit facility will be sufficient to meet the Company’s cash requirements for currently anticipated activities.  If the Company pursues material acquisitions or investments in the future in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”.  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The Company has adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003 and the effect of adoption was immaterial.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity.  FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company does not have interests in special purpose entities.  The Company will apply the consolidation provisions of FIN 46R in the third quarter of fiscal 2004.

The Company has identified Metuchen Realty Acquisition, LLC (Metuchen) as a potential VIE.  The Company has a 50% interest in Metuchen which was established in 1999 to acquire, remediate, improve and sell a commercial real estate site located in Metuchen, New Jersey.  The Company currently accounts for the investment under the equity method. The Company is in the process of performing tests to determine if the Metuchen investment is a VIE and will finalize its analysis by March 31, 2004.  At December 31, 2003, Metuchen had assets with a carrying value of approximately $2,000 and environmental liabilities of approximately $2,000.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard and due to the redemption value being subject to a floor share price the monetary amount known at inception was not deemed to be fixed.  As such, the Company's redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

Forward-Looking Statements

Certain statements in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on management’s current estimates, expectations and projections about the factors discussed.  By their nature, such forward-looking statements involve risks and uncertainties.  The Company has attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import.  The Company cautions the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements, including the following examples:

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

PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on November 21, 2003.  Proxies for the meeting were solicited pursuant to Regulation 14A.  At the meeting, the following matters were voted upon:

All nominees for director were elected for the ensuing year as follows:

Director	Votes in Favor	Votes Withheld

Richard D. Ellison

11,597,896

60,593

Edward G. Jepsen	11,575,972	82,517
Edward W. Large	11,575,972	82,517
John M.F. MacDonald	11,575,972	82,517
J. Jeffrey McNealey	11,575,972	82,517

The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending June 30, 2004.  The proposal was adopted as 11,591,219 shares voted for the proposal and 58,818 shares voted against it, with 8,452 shares abstaining.

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

(b)                       Reports on Form 8-K

On October 22, 2003, the Company filed a report on Form 8-K attaching a news release regarding the Company’s financial results for the fourth fiscal quarter and year ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

February 17, 2004	by:	/s/ Harold C. Elston, Jr.
Harold C. Elston, Jr.

Senior Vice President and Chief Financial Officer

(Chief Accounting Officer)