Form 10-Q
period 2004-03-31
TRC COMPANIES INC /DE/
filed 2004-05-17
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

On May 14, 2004 there were 13,853,506 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2004

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2004	2003	2004	2003
		(As restated)		(As restated)
Gross revenue	$86,927	$75,094	$274,528	$234,934
Less subcontractor costs and direct charges	31,240	21,878	101,983	74,631
Net service revenue	55,687	53,216	172,545	160,303

Operating costs and expenses:
Cost of services	47,333	46,827	144,870	135,381
General and administrative expenses	2,056	1,710	6,503	4,855
Depreciation and amortization	1,463	1,339	4,323	3,602
	50,852	49,876	155,696	143,838
Income from operations	4,835	3,340	16,849	16,465
Interest expense	361	386	1,099	967
Income before taxes	4,474	2,954	15,750	15,498
Federal and state income tax provision	1,834	1,137	6,407	5,967
Income before accounting change	2,640	1,817	9,343	9,531
Cumulative effect of accounting change, net of income taxes of $1,478	—	—	—	(2,361)
Net income	2,640	1,817	9,343	7,170
Dividends and accretion charges on preferred stock	180	174	551	552
Net income available to common shareholders	$2,460	$1,643	$8,792	$6,618

Basic earnings per common share:
Before accounting change	$0.18	$0.12	$0.65	$0.69
Cumulative effect of accounting change	—	—	—	(0.18)
	$0.18	$0.12	$0.65	$0.51

Diluted earnings per common share:
Before accounting change	$0.17	$0.12	$0.61	$0.65
Cumulative effect of accounting change	—	—	—	(0.17)
	$0.17	$0.12	$0.61	$0.48

Average shares outstanding:
Basic	13,801	13,295	13,627	12,987
Diluted	14,658	14,096	15,442	13,827

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash	$1,976	$5,120
Accounts receivable, less allowances for doubtful accounts (Note 7)	112,655	99,758
Insurance recoverable - environmental remediation (Note 11)	1,647	2,361
Deferred income tax benefits	2,290	1,768
Income taxes refundable	736	—
Prepaid expenses and other current assets	2,356	2,347
	121,660	111,354

Property and equipment, at cost	43,414	41,059
Less accumulated depreciation and amortization	(26,433)	(23,611)
	16,981	17,448
Goodwill (Note 6)	110,044	102,748
Investments in and advances to unconsolidated affiliates and construction joint ventures	7,002	5,355
Long-term insurance receivable (Note 7)	2,442	3,455
Long-term insurance recoverable - environmental remediation (Note 11)	13,722	14,397
Other assets (Note 6)	6,079	5,829
	$277,930	$260,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 9)	$1,334	$1,894
Accounts payable	15,447	14,441
Accrued compensation and benefits	10,302	10,773
Income taxes payable	—	866
Billings in advance of revenue earned (Note 8)	7,021	5,162
Environmental remediation liability (Note 11)	1,647	2,361
Other accrued liabilities	6,263	6,090
	42,014	41,587
Non-current liabilities:
Long-term debt, net of current portion (Note 9)	45,476	43,065
Deferred income taxes	8,806	8,062
Long-term environmental remediation liability (Note 11)	13,722	14,397
	68,004	65,524

Convertible redeemable preferred stock (Note 10)	14,795	14,711

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued as redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 14,790,666 and 13,847,687 shares issued and outstanding, respectively, at March 31, 2004 and 14,429,570 and 13,486,590 shares issued and outstanding, respectively, at June 30, 2003	1,479	1,443
Additional paid-in capital	97,536	92,157
Note receivable	—	(146)
Retained earnings	56,999	48,207
	156,014	141,661
Less treasury stock, at cost	2,897	2,897
	153,117	138,764
	$277,930	$260,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
(in thousands)	2004	2003
		(As restated)
Cash flows from operating activities:
Net income	$9,343	$7,170
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	2,361
Depreciation and amortization	4,323	3,602
Change in deferred taxes and other non-cash items	357	281
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (current and long-term)	(11,664)	(1,776)
Billings in advance of revenue earned	1,859	451
Insurance recoverable (current and long-term)	1,388	275
Prepaid expenses and other current assets	(369)	(534)
Accounts payable	1,006	(3,042)
Accrued compensation and benefits	(492)	(1,387)
Environmental remediation liability (current and long-term)	(1,388)	(171)
Income taxes payable	(594)	(2,479)
Other accrued liabilities	(479)	19
Net cash provided by operating activities	3,290	4,770

Cash flows from investing activities:
Additions to property and equipment	(3,376)	(4,490)
Acquisition of businesses, net of cash acquired	(4,734)	(15,789)
Investments in and advances to unconsolidated affiliates and construction joint ventures	(1,879)	(714)
Decrease (increase) in other assets, net	253	(37)
Net cash used in investing activities	(9,736)	(21,030)

Cash flows from financing activities:
Net borrowings under revolving credit facility	3,500	19,300
Payments on long-term debt and other	(1,650)	(1,444)
Proceeds from exercise of stock options and warrants	1,306	468
Proceeds from note receivable	146	—
Net cash provided by financing activities	3,302	18,324

Increase (decrease) in cash	(3,144)	2,064

Cash, beginning of period	5,120	1,615
Cash, end of period	$1,976	$3,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004 and 2003

(in thousands, except per share data)

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

The Condensed Consolidated Balance Sheet at March 31, 2004, the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, the financial statements are unaudited, but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

2.                                       Change in Accounting for Revenue Recognition

As previously reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, in the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting for fixed price contracts, effective July 1, 2002.  Beginning in fiscal 2003, the Company measures progress towards completion based on total contract costs, including direct labor costs, subcontractor costs, other direct costs and indirect costs.  Prior to fiscal 2003, the Company measured progress towards completion based on direct labor costs, but for contracts where subcontractor costs resulted in a more meaningful measure of progress towards completion, they were considered for inclusion in labor costs.

In the Company’s opinion, the new method more clearly reflects the Company’s measure of progress toward completion of its fixed price contracts.  The cumulative effect of the accounting change decreased net income by $2,361 (net of income taxes of $1,478) or $0.17 per diluted share in the nine months ended March 31, 2003.

3.                                       Recently Issued Accounting Standards

In November 2002 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”.  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The Company adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003 and the effect of adoption was immaterial.

In January 2003 the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate those entities.  FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company does not have interests in special purpose entities.  The Company adopted the provisions of FIN 46R in the quarter ended March 31, 2004 and the effect of adoption was immaterial.

In April 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company adopted the provisions of SFAS No. 149 in the quarter ended March 31, 2004 and the effect of adoption was immaterial.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount known at inception was not deemed to be fixed.  As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

In March 2004 the EITF reached a consensus regarding Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”.  EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures”.  Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock”. EITF 03-16 is effective for the first period beginning after June 15, 2004, and will be applied as a change in accounting principle with a cumulative effect reflected in the income statement. The Company is currently assessing the impact that adoption of EITF 03-16 will have on its financial condition and results of operations.

In April 2004 the FASB issued FASB Staff Position (FSP) No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities”.  The FASB staff confirmed through this FSP that the disclosure requirements of FASB Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share (EPS).  The Company has included these required disclosures in Note 10 on page 13 of this report.

4.                                       Earnings per Share

EPS is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”.  Basic EPS is based upon net income available to common shareholders divided by the weighted average common shares outstanding during the period.  Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company’s preferred stock.  For purposes of computing diluted EPS the Company uses the treasury stock method.  Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.

For the three months ended March 31, 2004 and the three and nine months ended March 31, 2003, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”), therefore conversion was not assumed for purposes of computing diluted EPS.  As a result, 814, 932 and 721 shares were excluded from the calculation of diluted EPS for the three months ended March 31, 2004, and for the three and nine months ended March 31, 2003, respectively.  For the nine months ended

March 31, 2004, assumed conversion of the preferred stock was dilutive, therefore, conversion was assumed for purposes of computing diluted EPS.  The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Diluted	Basic	Diluted	Basic

Net income	$2,640	$2,640	$1,817	$1,817
Dividends and accretion charges on preferred stock	(180)	(180)	(174)	(174)
Net income available to common shareholders	$2,460	$2,460	$1,643	$1,643

Weighted average common shares outstanding	13,801	13,801	13,295	13,295
Potential common shares:
Stock options and warrants	841	—	725	—
Contingently issuable shares	16	—	76	—
Convertible preferred stock	—	—	—	—
Total potential common shares	14,658	13,801	14,096	13,295

Earnings per share	$0.17	$0.18	$0.12	$0.12

	Nine Months Ended March 31, 2004		Nine Months Ended March 31, 2003
	Diluted	Basic	Diluted	Basic

Income before accounting change	$9,343	$9,343	$9,531	$9,531
Cumulative effect of accounting change	—	—	(2,361)	(2,361)
Net income	9,343	9,343	7,170	7,170
Dividends and accretion charges on preferred stock	—	(551)	(552)	(552)
Net income available to common shareholders	$9,343	$8,792	$6,618	$6,618

Weighted average common shares outstanding	13,627	13,627	12,987	12,987
Potential common shares:
Stock options and warrants	804	—	764	—
Contingently issuable shares	79	—	76	—
Convertible preferred stock	932	—	—	—
Total potential common shares	15,442	13,627	13,827	12,987

Earnings per share	$0.61	$0.65	$0.48	$0.51

5.                                       Stock Options

The Company has a non-qualified stock option plan for employees and directors, which is described more fully in Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.  The Company applies the provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for stock options issued.  Accordingly, no compensation cost has been recognized for stock options issued as exercise prices were not less than fair value of the common stock at the grant date.  If compensation costs for stock options issued had been determined based on the fair value at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma net income and earnings per share for the three and nine months ended March 31, 2004 and 2003 would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Income before accounting change	$2,640	$1,817	$9,343	$9,531
Cumulative effect of accounting change	—	—	—	(2,361)
Net income, as reported	2,640	1,817	9,343	7,170
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(218)	(415)	(1,211)	(1,726)
Net income, pro forma	$2,422	$1,402	$8,132	$5,444

Earnings per share, as reported:

Basic	$0.18	$0.12	$0.65	$0.51
Diluted	0.17	0.12	0.61	0.48

Earnings per share, pro forma:

Basic	$0.16	$0.09	$0.56	$0.38
Diluted	0.15	0.09	0.52	0.35

6.                                       Acquisitions

During the nine months ended March 31, 2004, the Company completed the acquisition of a small transportation infrastructure development firm located in Southern California.  The total purchase price for this acquisition was $1,521 (before contingent consideration) consisting of a combination of cash and common stock of the Company.  As a result of this acquisition, goodwill of $627 and other intangible assets of $588 were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  The goodwill and intangible assets recorded in connection with this transaction are deductible for income tax purposes.  The Company may make an additional payment for the acquisition if certain financial objectives, primarily operating income targets, are achieved, with such payment resulting in additional goodwill.  The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”.  The impact of this acquisition on operating results is not material; therefore, no pro forma information is presented.

During the nine months ended March 31, 2004, the Company recorded additional purchase price payments of $6,529 related to acquisitions completed in prior years, including 116 shares of the Company’s common stock valued at $2,348, with these payments resulting in additional goodwill.  The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets.  The Company also recorded adjustments to purchase price allocation of $140 during the nine months ended March 31, 2004 with the adjustments increasing goodwill.  At March 31, 2004 and June 30, 2003, the Company had liabilities for additional purchase price payments of $2,032 and $1,598, respectively.  These amounts are included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets.

At March 31, 2004, the Company had $110,044 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing at least annually.  The assessment of goodwill involves the estimation of the fair value of the Company’s one reporting unit as defined by SFAS No. 142.  Management completed this assessment during the third quarter of fiscal 2004 based on information as of the December 31, 2003 assessment date and determined that no impairment existed.

The changes in the net carrying amounts of goodwill for the nine months ended March 31, 2004 and the year ended June 30, 2003 are as follows:

	March 31, 2004	June 30, 2003
Goodwill, beginning of period	$102,748	$81,434
Current period acquisitions	627	11,462
Additional purchase price payments - prior year acquisitions	6,529	10,256
Other purchase price adjustments	140	(404)
Goodwill, end of period	$110,044	$102,748

Identifiable intangible assets as of March 31, 2004 and June 30, 2003 are included in Other Assets on the Condensed Consolidated Balance Sheets and were comprised of:

	March 31, 2004		June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$1,241	$1,078	$1,133	$785
Customer relationships	3,207	264	2,776	106
Other	100	42	100	29
	4,548	1,384	4,009	920
Identifiable intangible assets with indefinite lives:
Trade names	1,642	—	1,593	—
Other	726	300	726	300
	2,368	300	2,319	300
	$6,916	$1,684	$6,328	$1,220

Identifiable intangible assets are amortized over the weighted average periods of three to 24 months for contract backlog assets, 15 years for customer relationship assets and six years for other assets. The amortization of intangible assets during the three months ended March 31, 2004 and 2003 was $148 and $155, respectively.  The amortization of intangible assets during the nine months ended March 31, 2004 and 2003 was $463 and $335, respectively.  Estimated amortization of intangible assets for the next five fiscal years is as follows:  2004 - $589; 2005 - $324; 2006 - $230; 2007 - $230; and 2008 - $217.  These estimates do not reflect the impact of any future acquisitions.

7.                                       Accounts Receivable

The current portion of accounts receivable at March 31, 2004 and June 30, 2003 was comprised of the following:

	March 31, 2004	June 30, 2003

Billed	$71,712	$65,029
Unbilled	45,749	39,131
Retainage	4,272	3,313
	121,733	107,473

Less allowances for doubtful accounts	(9,078)	(7,715)
	$112,655	$99,758

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that substantially all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the customer which, pursuant to contract terms, are due at completion.

The Long-Term Insurance Receivables at March 31, 2004 and June 30, 2003 of $2,442 and $3,455, respectively, relate to unbilled amounts on Exit Strategy contracts and represent amounts held by the insurance company which are released as work on a project is complete.

8.                                       Billings in Advance of Revenue Earned

Billings in Advance of Revenue Earned represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed.  These advance payments primarily relate to the Company’s Exit Strategy program.

9.                                       Debt

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a $60,000 revolving credit facility to support operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2007 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  At March 31, 2004 outstanding borrowings pursuant to the agreement were $44,500, at an average interest rate of 3.0%.  The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).  The Company was in compliance with all covenants as of March 31, 2004.

10.                                 Convertible Redeemable Preferred Stock

On December 19, 2001 the Company completed a private placement of $15,000 of a newly designated class of Preferred Stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. (Fletcher) of New York City.  The Preferred Stock is convertible into 408 shares of the Company’s common stock at a conversion price of $36.72. The Preferred Stock issued to Fletcher has a five-year term with a 4% annual dividend payable at the Company’s option in either cash or common stock.  The Preferred Stock was recorded net of issuance costs of $453.

The Company will have the right to redeem the Preferred Stock for cash if the price of its common stock exceeds 175% of the conversion price for any 15 business days in a 20 consecutive business day period.  Following 48 months of issuance, Fletcher may require the Company to redeem the Preferred Stock for common stock.  On the five-year expiration date, any shares of Preferred Stock still outstanding are to be redeemed, at the Company’s option, in either cash or shares of common stock.  If the Preferred Stock is redeemed for common shares the number of shares to be issued would equal the quotient of the par value of the Preferred Stock outstanding divided by the average market price of the Company’s common stock at the redemption date. The average market price is defined as the volume weighted average price of the Company’s common stock over forty business days ending on and including the third business day before the redemption date, but not greater than the average of the common stock for the first five business days of such forty business day period or greater than the average of the common stock for the last five business days of such forty business day period.  The maximum number of common shares that can be issued upon redemption is 932.  The maximum number of shares applies when the average market price of the Company’s common stock is $16.09 per share or less.

For purposes of calculating diluted EPS the Company includes, if dilutive, the greater of (i) the potential number of common shares issued assuming conversion or (ii) the potential number of common shares issued assuming redemption. See Note 4 on page 8 of this report for the number of contingently issuable shares included in diluted EPS during the three and nine months ended March 31, 2004 and 2003.

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

Two Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the sites.  The Company’s expected remediation costs (Current and Long-Term Environmental Remediation Liability items in the Condensed Consolidated Balance Sheets) are fully funded by the contract price received and are fully insured by an environmental remediation cost cap policy (Current and Long-Term Insurance Recoverable items in the Condensed Consolidated Balance Sheets).  At March 31, 2004, the remediation for one of the projects was substantially complete and the Company had begun long-term maintenance and monitoring at that site.

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

12.                                 Restatement

Subsequent to the issuance of the interim consolidated financial statements for the first three quarters of fiscal 2003, the Company determined that adjustments to such interim financial statements were required for a change in method of accounting for certain fixed price contracts to remediate environmental conditions at contaminated sites and to correct the accounting for rental expense and indirect costs on long-term fixed price contracts.

In the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting for contract revenue relating to certain fixed price contracts.  The Company has restated its interim financial statements for each of the three quarters in fiscal 2003 to reflect the adoption of this accounting change as of July 1, 2002 (See Note 2).  This change resulted in an increase in revenue of $1,086 and $2,150 for the three and nine months ended March 31, 2003, respectively, and an increase in income before the accounting change of $668 and $1,322 for the three and nine months ended March 31, 2003, respectively.  This change also resulted in a cumulative effect adjustment of $(2,361) as of July 1, 2002.

Also during the fourth quarter of fiscal 2003, the Company completed a review of its accounting for office rental expense and for the treatment of indirect costs on certain of its long-term fixed price contracts.  The Company determined that adjustments were required with respect to (1) rental expense recognition on a straight-line basis over the life of the lease and (2) revenue recognition related to indirect costs on certain long-term fixed price contracts under the percentage-of-completion method.  As a result, the Company restated its interim financial statements for each of the first three quarters in fiscal 2003 to reflect these adjustments.  Such adjustments resulted in a decrease in revenue of $267 and $413 for the three and nine months ended March 31, 2003, respectively, and an increase in rental expense of $61 and $182 for the three and nine months ended March 31, 2003, respectively, with a corresponding decrease in income taxes of $167 and $477` for the three and nine months ended March 31, 2003, respectively.  These adjustments also include $312 ($192 net of income taxes) for the cumulative effect on earnings as of July 1, 2002, which has been reflected as an increase in operating costs in the restated results for the nine months ended March 31, 2003.

A summary of the principal effects of the restatement for the three and nine months ended March 31, 2003 is as follows:

	Three Months Ended March 31, 2003		Nine Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Gross revenue	$74,275	$75,094	$233,197	$234,934
Net service revenue	52,397	53,216	158,566	160,303
Cost of services	46,688	46,827	134,742	135,381
Income from operations	2,660	3,340	15,367	16,465
Income before taxes	2,274	2,954	14,400	15,498
Income before accounting change	1,387	1,817	8,784	9,531
Cumulative effect of accounting change	—	—	—	(2,361)
Net income	$1,387	$1,817	$8,784	$7,170

Basic earnings per share:
Before accounting change	$0.09	$0.12	$0.63	$0.69
Cumulative effect of accounting change	—	—	—	(0.18)
	$0.09	$0.12	$0.63	$0.51

Diluted earnings per share:
Before accounting change	$0.09	$0.12	$0.60	$0.65
Cumulative effect of accounting change	—	—	—	(0.17)
	$0.09	$0.12	$0.60	$0.48

TRC COMPANIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2004 and 2003

Management’s Discussion and Analysis contains statements that are forward-looking.  These statements are based upon current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially due to a number of factors.  See the discussion in “Forward-Looking Statements” below.  The accompanying discussion and analysis of results of operations and financial condition gives effect to the restatement of the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2003, as described in Note 12 to the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions.  Management uses its best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  The Company’s accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended June 30, 2003.  Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company’s consolidated financial statements and are the policies which are most critical in the portrayal of the Company’s financial position and results of operations:

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

Income taxes:  At March 31, 2004, the Company had approximately $4.8 million of deferred income tax benefits.  The realization of a portion of these benefits is dependent on the Company’s estimates of future taxable income and its tax planning strategies.  Management believes that sufficient taxable income will be earned in the future to realize deferred income tax benefits; accordingly, no valuation allowance has been recorded.  Additionally, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At March 31, 2004, the Company had approximately $110.0 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually or when events occur that indicate such assets may have been impaired.  Management completed this assessment during the third quarter of fiscal 2004 based on information as of the December 31, 2003 assessment date and determined that no impairment existed.

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

The types of contracts with our customers and the approximate percentage of NSR for the nine months ended March 31, 2004 from each contract type are as follows:

• Time and material	48%
• Fixed price or lump sum	33%
• Cost reimbursable	19%

The following table presents the percentage relationships of items in the Condensed Consolidated Statements of Income to NSR:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net service revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	85.0	88.0	84.0	84.5
General and administrative expenses	3.7	3.2	3.8	3.0
Depreciation and amortization	2.6	2.5	2.5	2.2
Income from operations	8.7	6.3	9.7	10.3
Interest expense	0.7	0.7	0.6	0.6
Income before taxes	8.0	5.6	9.1	9.7
Federal and state income tax provision	3.3	2.2	3.7	3.8
Income before accounting change	4.7	3.4	5.4	5.9
Cummulative effect of accounting change	0.0	0.0	0.0	(1.5)
Net income	4.7	3.4	5.4	4.4
Dividends and accretion charges on preferred stock	0.3	0.3	0.3	0.3
Net income available to common shareholders	4.4%	3.1%	5.1%	4.1%

Gross revenue increased $11.8 million, or 15.8%, to $86.9 million during the three months ended March 31, 2004, from $75.1 million in the same period last year.  Gross revenue increased $39.6 million, or 16.9%, to $274.5 million during the nine months ended March 31, 2004, from $234.9 million in the same period last year.  Organic activities provided $9.2 million or 78% of gross revenue growth for the three months ended March 31, 2004, and acquisitions provided the remaining $2.6 million or 22% of the gross revenue growth for the period.  For the nine months ended March 31, 2004, organic activities provided $26.2 million or 66% of gross revenue growth, and acquisitions provided the remaining $13.4 million or 34% of the gross revenue growth for the period.  The increases from organic activities relate to significant subcontractor efforts incurred on certain Exit Strategy and other contracts during the periods presented.

NSR increased $2.5 million, or 4.6%, to $55.7 million during the three months ended March 31, 2004, from $53.2 million during the same period last year.  NSR increased $12.2 million, or 7.6%, to $172.5 million during the nine months ended March 31, 2004, from $160.3 million during the same period last year.  Acquisitions provided $2.1 million or 84% of NSR growth for the three months ended March 31, 2004, and organic activities provided the remaining $.4 million or 16% of the NSR growth for the period.  For the nine months ended March 31, 2004, acquisitions provided $10.4 million or 85% of NSR growth, and organic activities provided the remaining $1.8 million or 15% of the NSR growth for the period.  Organic activities continued to be somewhat affected by challenging economic conditions, particularly for large capital projects which generally lag behind initial periods of economic upturns.  Going forward, organic growth is expected to increase to support Management’s goal of providing a reasonable balance between organic and acquisition growth over a several year period.  NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.

As a percentage of NSR, cost of services decreased from 88.0% to 85.0% and from 84.5% to 84.0% for the three and nine month periods ended March 31, 2004, respectively, compared to the same periods last year.  The improvement over the same periods last year resulted from management’s reduction in costs in an effort to further align capacity with the pace of activity.

General and administrative expenses increased from $1.7 million to $2.1 million during the three months ended March 31, 2004 when compared to the same period last year, and increased from $4.9 million to $6.5 million during the nine months ended March 31, 2004 when compared to the same period last year.  These increases were primarily due to the additional $.5 million of costs necessary to complete the Company’s fiscal 2003 audit, additional costs required to support the Company’s growth and compliance costs associated with the Sarbanes-Oxley Act.  The additional audit costs were recorded in the first quarter of fiscal 2004 and relate to the Company’s change in accounting for long-term fixed price contracts in fiscal 2003.

Depreciation and amortization expense increased by approximately $.2 million during the three months ended March 31, 2004, as compared to the same period last year, from $1.3 million to $1.5 million.  Depreciation and amortization expense increased approximately $.7 million during the nine months ended March 31, 2004, as compared to the same period last year, from $3.6 million to $4.3 million.  These increases were primarily attributable to the additional depreciation expense related to capital expenditures completed in fiscal 2004 and 2003, the amortization expense related to identifiable intangible assets from acquisitions, as well as the additional depreciation expense associated with acquisitions completed in fiscal 2003.

As a result of the above factors, income from operations increased by $1.5 million to $4.8 million during the three months ended March 31, 2004, compared to $3.3 million in the same period last year.  For the nine month period, operating income from organic activities decreased by $1.0 million compared to the same period last year, while acquisitions provided $1.4 million of income during the period.  On the other hand for the three months ended March 31, 2004, organic activities provided $1.1 million or 73% of the growth in operating income.  Management believes this increasing organic income growth reflects the improving economy and changes implemented to increase margins.  The improved results for the three month period were negatively impacted by increased estimated costs at completion on certain contracts in progress resulting in a reduction in operating income of approximately $1.4 million.  In addition, due to operating performance falling below minimum objectives, this shortfall was partially compensated by the Company's decision to reverse a bonus accrual for senior management of approximately $.8 million that was easblished in the previous quarter.

The provisions for federal and state income taxes reflect effective rates of 41.0% and 40.7% for the three and nine months ended March 31, 2004, respectively, compared to an effective rate of 39.0% in the same periods last year.  These increases were primarily due to higher state income taxes.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

The Company changed its method of accounting for long-term fixed price contracts, effective July 1, 2002.  The cumulative effect of the change decreased net income by $2,361 (net of income taxes of $1,478) or $0.17 per diluted share and was reflected in the nine months ended March 31, 2003.  See Note 2 to the Notes to the Condensed Consolidated Financial Statements on page 6 of this report for a further discussion of this item.

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

Cash flows provided by operating activities for the nine months ended March 31, 2004 were approximately $3.3 million, compared to $4.8 million in the same period last year.  This type of period to period variance is typical primarily due to the timing of the collection of accounts receivable.  It is expected that operating cash flows will increase during the fourth quarter of fiscal 2004.  During the nine months ended March 31, 2004, the cash provided by: (1) the $9.3 million of net income; (2) the $4.3 million of non-cash charges for depreciation and amortization expense; and (3) the $1.0 million increase in accounts payable was primarily offset by the $11.7 million increase in total accounts receivable resulting from the Company’s revenue growth. Despite the increase in accounts receivable due to the growth in gross revenue, day’s sales outstanding, which measures the collections turnover of both billed and unbilled receivables, decreased from 117 days at June 30, 2003 to 112 days at March 31, 2004.

Investing activities used cash of approximately $9.7 million during the nine months ended March 31, 2004, compared to $21.0 million for the same period last year, primarily because of the Company’s planned, temporary reduction in acquisitions.  The investments this year consisted of $4.7 million for acquisitions (approximately $.6 million for current year acquisitions and approximately $4.1 million for additional purchase price payments related to acquisitions completed in prior years) and approximately $3.4 million of capital expenditures for additional information technology and other equipment to support business growth.  Also, the Company expects to make capital expenditures of approximately $1.2 million during the remainder of fiscal 2004.

Financing activities provided cash of approximately $3.3 million during the nine months ended March 31, 2004, primarily from the net borrowings on the Company’s credit facility to support operating and investing activities.

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a $60 million revolving credit facility to support operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2007 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  At March 31, 2004 outstanding borrowings pursuant to the agreement were $44.5 million, at an average interest rate of 3.0%, compared to $39.9 million of outstanding borrowings at December 31, 2003.

The credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including, but not limited to, the minimum ratio of adjusted EBITDA to interest expense, income taxes and the current portion of long-term debt, and the minimum ratio of adjusted current assets to adjusted total liabilities.  The Company was in compliance with all covenants as of March 31, 2004.

Management expects that the cash generated from operations, the cash on hand at March 31, 2004 and available borrowings under the revolving credit facility will be sufficient to meet the Company’s cash requirements for currently anticipated activities.  If the Company pursues material acquisitions or investments in the future in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

New Accounting Pronouncements

In November 2002 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”.  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The Company adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003 and the effect of adoption was immaterial.

In January 2003 the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate those entities.  FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company does not have interests in special purpose entities.  The Company adopted the provisions of FIN 46R in the quarter ended March 31, 2004 and the effect of adoption was immaterial.

In April 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company adopted the provisions of SFAS No. 149 in the quarter ended March 31, 2004 and the effect of adoption was immaterial.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount known at inception was not deemed to be fixed.  As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

In March 2004 the EITF reached a consensus regarding Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”.  EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures”.  Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. EITF 03-16 is effective for the first period beginning after June 15, 2004, and will be applied as a change in accounting principle with a cumulative effect reflected in the income statement. The Company is currently assessing the impact that adoption of EITF 03-16 will have on its financial condition and results of operations.

In April 2004 the FASB issued FASB Staff Position (FSP) No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities”.  The FASB staff confirmed through this FSP that the disclosure requirements of FASB Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share.  The Company has included these required disclosures in Note 10 on page 13 of this report.

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

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

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

10.3                           Amended and Restated Revolving Credit Agreement, dated March 31, 2004, by and among TRC Companies, Inc. and subsidiaries and Wachovia Bank, National Association, as Sole Lead Arranger and Administrative Agent.

15                                    Letter re: unaudited interim financial information.

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

99                                    Independent Accountants’ Report.

(b)                                 Reports on Form 8-K

On February 5, 2004, the Company filed a report on Form 8-K attaching a news release regarding the Company’s financial results for the second fiscal quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

May 14, 2004	by:	/s/	Harold C. Elston, Jr.
Harold C. Elston, Jr.
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)