Form 10-K
period 2004-06-30
TRC COMPANIES INC /DE/
filed 2004-09-13
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004

or

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

The aggregate market value of the registrant’s common stock held by non-affiliates on September 9, 2004 was approximately $180,033,000.

On September 9, 2004, there were 13,898,147 shares of common stock of the registrant outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 2004 are incorporated by reference into Part III of this Report.

TRC Companies, Inc.

Index to Annual Report on Form 10-K

Fiscal Year Ended June 30, 2004

Part I

Item 1.                                   Business

TRC Companies, Inc. (the Company), incorporated in 1971, is a customer-focused company that creates and implements innovative solutions to the challenges facing America’s environmental, energy, infrastructure and security markets.  The Company is a leading provider of technical, financial, risk management and construction services to industry and government customers across the country.  Traditionally, the Company’s work was focused primarily on providing conventional technical services to commercial and government customers.  In early 1998, new Company management initiated a growth plan focused on two key areas.  First, while maintaining the traditional business, the Company embarked on a plan to increase growth in economically driven markets.  Secondly, it would provide higher-value, “problem-solving” services and elevate purchasing decisions in customer organizations from middle to senior management.  This approach has resulted in a superior growth rate and has allowed the Company to continuously transform its services to suit the evolving needs of its customers.

Requirements related to infrastructure (e.g., water, transportation), energy, and the environment are among the primary constraints to the nation's growth today and will remain so for the foreseeable future.  While opportunities for the Company exist virtually everywhere in the country, in 2004 the Company refined its strategic plan to fully lever its strong market position by devoting the majority of its resources to geographic areas expected to provide the largest markets for its services.  These include the high growth regions of California and Texas, and the adjacent states, and the corridor between Southern Connecticut and Philadelphia where population growth is modest, but transformation from industrial to commercial and residential uses is greatest.

The Company currently provides services in the following areas:

Environmental – The Company provides engineering, scientific and technical environmental services to customers through a national network of over 85 offices.  These services have been one of the Company’s historic core strengths and serve as the foundation for the Company’s Exit Strategy® program.

Environmental services provided by the Company include pollution control, waste management, auditing and assessment, permitting and compliance, design and engineering, and natural and cultural resource management.  The Company has particular expertise in air quality, emissions control and monitoring; in licensing new and expanded facilities; and in investigating and cleaning up environmentally impaired sites.  While these services are generally required by the Company’s customers for compliance with federal, state and local environmental laws, the Company is experiencing an increase in its business due to: (1) the rehabilitation of older business processes to increase efficiency and productivity; (2) mergers, acquisitions and divestitures, and the identification, quantification and resolution of environmental liabilities associated with past practices; and (3) the redevelopment of former industrial properties to meet changing demographic patterns.  The Company believes these economically motivated projects, as well as enforcement of environmental laws and regulations, will continue to provide opportunities to expand and grow its traditional environmental business.  In addition, the Company has an information management group that assists its customers by analyzing their data management requirements and creating software and hardware solutions for cost-effective information management systems.

The Company has developed a unique, innovative method for its customers to outsource their environmental remediation activities to the Company.  The Company’s Exit Strategy program provides its customers with a cost-effective alternative to managing their non-core environmental remediation activities.  This is especially attractive to customers in the following situations:

•                  Mergers, Acquisitions and Divestitures - In typical transactions, neither buyer nor seller wishes to be responsible for existing environmental conditions of transferred assets.  The Company solves this dilemma by identifying and quantifying the risk and then entering into a contract with both buyer and seller to complete the remediation.

•                  Discontinued Operations - When the Company’s customers close facilities or purchase redundant facilities as part of a business transaction, they are faced with the environmental legacy of the property.  By outsourcing the management of these responsibilities to the Company, our customers can re-allocate resources to ongoing business operations.

•                  Multi-Party Superfund Sites - By law, the cleanup of abandoned, environmentally impaired sites is the responsibility of those businesses that sent waste materials to the site during its period of operation.  The typically inefficient and lengthy process of negotiating and managing these cleanups drives up the legal and administrative cost burden for the responsible parties.  By taking sole responsibility for the site, the Company eliminates the additional cost and expedites the schedule for cleanup.

•                  Brownfields Real Estate Development - The redevelopment of commercially viable but environmentally contaminated property is commonly referred to as “brownfields” redevelopment.  The Company has, on occasion, purchased contaminated property from its customers and is in the process of cleaning up these properties to increase their market value for eventual sale or redevelopment.  The Company does not actively pursue these sites on its own but generally seeks a real estate development partner with experience in the local or regional real estate market.

Regardless of the type of Exit Strategy project undertaken, the Company completes a thorough due diligence process to understand and quantify the environmental condition of the property.  The Company then designs a specific risk management plan to address the known and unknown risks.  This plan includes insurance to adequately protect the Company and its customers from future risks.  The Company’s insurer on these projects is the American International Group (AIG).

Through its Exit Strategy program, the Company is recognized as a leader in the environmental remediation outsourcing market, and expects the market for these projects will continue to grow.  The Company has an experienced team of technical and management personnel to continue to develop these opportunities.

Energy / Power – The Company has traditionally provided a variety of technical services to energy and electrical power customers from offices across the country.  In 1998, the Company determined that changes in the energy industry would create substantial new demand for high quality, responsive services.  Since that time the Company has established a leadership position in supporting the licensing of large electric generating facilities and re-powering older plants in areas of the country with the highest demand for additional power.  In addition, the Company is providing a variety of technical services in support of large scale wind-powered electric generating projects and hydroelectric facilities.

The Company has substantially expanded its energy and power services to meet the growing demand and need for reliable energy. As discussed below, the Company has established a national capability for permitting, engineering and construction management services for the natural gas and electric transmission and distribution markets.

The proven long-term supply of natural gas is enabling industry to expand its use of this cleaner fuel source.  This increased demand is in turn fostering expansion of the country’s gas pipeline transmission system.  The Company has one of the leading practices supporting this infrastructure expansion.  The Company is also assisting customers who are developing a new generation of liquid natural gas (LNG) facilities that will provide needed capacity to meet peak demand cycles.

As the 2003 blackouts in the upper midwest and northeast U.S. demonstrated, the electric transmission system serving the country has aged and is in need of upgrade.  The federal government initiative to balance power supply and demand more effectively through the multi-state regional transmission organizations is also creating a need for permitting and engineering services to upgrade the transmission and distribution grid.  The Company’s power delivery engineering and environmental groups are assisting the owners of the transmission grid with upgrading system capabilities to meet increases in demand, improve reliability, and integrate new sources of electric generation.

Recognizing that the needs of electrical users in high demand areas cannot be met solely by new major generating plants or capital upgrades to the transmission grid, the Company has also expanded its services into development and oversight of distributed generation projects and energy capacity management consulting.  The Company is currently co-developing a number of distributed generation facilities located at host commercial office and manufacturing operations.  In addition to maintaining a going-forward equity ownership position, the Company provides licensing, engineering and development management services for the facilities.  This contribution of turnkey services is aimed toward solving special customer problems, allowing the Company to expand its ability to provide higher-value services.

The Company’s financial transaction management group is assisting customers interested in purchasing or selling energy assets.  These transactions are becoming increasingly more frequent because of the benefits of having securitized assets and the need for capital in segments of the energy industry.  The Company’s services for these transactions include identifying available assets for transfer as well as site-related due diligence and environmental services.  These evolving activities continually allow the Company to increase the overall value of its services.

Infrastructure – The Company’s infrastructure development markets are primarily targeted at: (1) the expanding need for capacity in geographic areas where the population is growing rapidly; and, (2) rehabilitative improvements of overburdened and deteriorating infrastructure systems.   Investing in infrastructure projects continues to be a primary focus of government and industry due to these drivers.  The Company’s infrastructure market focus areas include:

•                       Transportation - Planning, design and construction management of road and bridge projects for public customers.

•                       Land Development - Planning, design and construction management of development projects for municipal and private customers.

•                       Water/Wastewater Treatment - Planning, design and construction management for potable water and wastewater treatment facilities.

•                       Building Systems - Building automation systems design, central plant design, construction management and commissioning, and facility energy management program implementation.

•                       Security - Vulnerability assessment, engineering and structural improvements for public and private infrastructure facilities, and design and implementation of security and surveillance systems.

•                       Information Management - Technology strategy and planning, systems design and implementation for public and private sector customers.

Currently, much of the Company’s infrastructure work is accomplished through conventional contracting.  There is an increasing trend for customers to prefer design/build or privatization (outsourcing) contracts, and the Company is pursuing value-added contracting approaches.  The Company’s objective is to combine its technical, financial, and risk management capabilities as a suite of higher-margin, value-added services that enable the Company to capture larger projects with the potential for greater profitability.

At this time, it is not practicable to report revenue by the environmental, energy/power and infrastructure areas.

Customers

The Company’s customers include companies in the energy, chemical, automotive, petroleum, construction, transportation, mining, waste management and other industries, financial institutions, public utilities, and local, state and federal government agencies.  Many of the Company’s commercial customers are major multinational corporations.  The following are representative of the Company’s customers:

AES Enterprises	Hanson PLC	Waste Management
ASARCO	Kinder Morgan	Williams Kern River
BNSF	Lockheed Martin	State Departments of Transportation
BP/Amoco	New York City	• California
Cisco Systems	• School Construction Authority	• New Jersey
City of Frisco, Texas	• Department of Parks	• New York
Connecticut Resources Recovery Authority	• Department of Transportation	• Pennsylvania
Consolidated Edison	Orange County, CA	• South Carolina
Conoco Phillips	Pfizer	• Virginia
Constellation Energy	PG & E	• West Virginia
Duke Energy	Sempra Energy	• Texas
El Paso Energy	Sentex	U.S. Government
Entergy	Shea Homes	• EPA
Exxon/Mobil	Sun Oil	• DOD
General Electric	The Irvine Company	• FAA
General Motors	The Trump Organization
Unocal

For fiscal 2004, 2003 and 2002, agencies of the U.S. Government (principally the U.S. Environmental Protection Agency and the U.S. Department of Defense) accounted for 5%, 6% and 5%, respectively, of the Company’s net service revenue.  No customer represented 10% or more of the Company’s net service revenue in any of those years.

Marketing and Sales

The Company believes that it attracts customers primarily on the basis of its reputation for providing value-added and cost-effective solutions to customer needs and its ability to respond to meet customer schedules.  The marketing activities for the Company’s services are generally conducted by senior professional staff members and executives (seller-doers) who are recognized experts in our business areas and regularly meet with existing and potential customers to obtain new business.  These activities are typically conducted through the Company’s network of regional resource centers for local customers and by market program leaders for national customers.  In addition, corporate and subsidiary marketing departments coordinate representation at trade shows, prepare sales literature and develop and place advertising.

During the past three years a key element of the Company’s marketing and sales activities has been to focus on the highest level managers and decision makers (e.g. CEOs, CFOs) of our customers.  This approach has been successful in allowing the Company to demonstrate its special value-added services to buyers who are prepared to pay higher margins on larger projects when the Company can assist them in accomplishing their most important objectives.  This approach will be a continuing and expanding strategy to assist the Company in achieving greater growth and higher margins.

Backlog

At June 30, 2004, the Company’s net contract backlog (excluding the estimated costs of pass-through charges) was approximately $250 million, as compared to approximately $240 million at June 30, 2003.  The Company expects that approximately 60% of this backlog will be completed in fiscal 2005.  In addition to this net contract backlog, the Company holds open order contracts from various customers and government agencies.  As work under these contracts is authorized and funded, the Company includes this portion in its net contract backlog.  While most contracts contain cancellation provisions, the Company is unaware of any material work included in backlog which will be canceled or delayed.

Employees

As of June 30, 2004, the Company had approximately 2,400 full- and part-time employees.  Approximately 85% of these employees are engaged in performing environmental, power and infrastructure engineering and consulting, financial, risk management, construction management and information management services for customers.  Many of these employees have master’s degrees or their equivalent and a number have Ph.D. degrees.  The Company’s professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable the Company to provide a diverse range of services.  The balance of the Company’s employees are engaged in executive, administrative and support activities.  None of the Company’s employees are represented by a union.  The Company considers its relations with its employees to be very good.

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

However, the majority of the Company’s work represents repeat orders from long-term customers because the Company focuses on market areas where it can be a leading provider due to staff skills, reputation, financial strength and/or geographic presence.  For example, the Company believes that it is one of the top two or three providers of licensing services for large energy projects.  Further, the Company believes that it is the market leader in providing complete outsourcing of site remediation services through its Exit Strategy program.  In general, competition is reduced when the Company can provide value-added, high-level problem-solving services to senior management incorporating a combination of technical, risk management and financial support services.

Government Contracts

The Company has contracts with agencies of the U.S. Government and various state agencies which are subject to examination and renegotiation.  The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on the Company’s operating results, financial position or cash flows.

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

Item 2.                                   Properties

The Company provides its services through a network of over 85 offices located nationwide.  The Company leases approximately 680,000 square feet of office and commercial space to support these operations.  In addition, a subsidiary of the Company owns a 26,000 square foot office/warehouse building in Austin, Texas.  These properties are adequately maintained and are suitable and adequate for the business activities conducted therein.  In connection with the performance of certain Exit Strategy projects, affiliates of the Company have taken title to sites on which those activities are being performed.

Item 3.                                   Legal Proceedings

The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies.  The Company carries liability insurance, including professional liability insurance, against such claims subject to certain deductibles and policy limits.  Management is of the opinion that the resolution of these claims and lawsuits (including the ones described immediately below) will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation in New Jersey Superior Court brought on behalf of individuals claiming damages for alleged injuries related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  The litigation is in early stages of discovery.  The Company’s subsidiary had a limited inspection role in connection with the construction, and management believes that it has meritorious defenses and is adequately insured and that this matter will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

A purported predecessor of a subsidiary of the Company has been named as one of over 50 defendants in a case filed in New York Supreme Court alleging personal injuries to one individual related to potential historical exposure to asbestos.  To date there has been minimal discovery in this case, and the Company has no reason to believe it has any exposure.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                                   Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the New York Stock Exchange under the symbol “TRR”.   The following table sets forth the high and low per share prices for the common stock for the fiscal years ended June 30, 2004 and 2003 as reported on the New York Stock Exchange:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$19.90	$14.46	$21.35	$12.90
Second Quarter	22.09	16.17	17.93	9.60
Third Quarter	23.33	17.26	15.10	12.49
Fourth Quarter	19.78	15.09	15.87	10.60

On September 9, 2004, there were approximately 3,500 holders of the Company’s common stock, of which 289 were shareholders of record.

To date the Company has not paid any cash dividends on its common stock.  The payment of dividends in the future will be subject to the financial condition, capital requirements and earnings of the Company.  However, future earnings are expected to be used for expansion of the Company’s operations, and cash dividends are not currently anticipated.

Equity Compensation Plan Information

The following table provides information as of June 30, 2004 for compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders - TRC Stock Option Plan	2,651,353	$11.68	852,547

Equity compensation plans not approved by security holders - none	—	—	—
Total	2,651,353	$11.68	852,547

Item 6.                                   Selected Financial Data

The following table provides summarized information with respect to the operations of the Company.

(in thousands, except per share data) Statements of Income, years ended June 30,	2004	2003	2002	2001	2000
Gross revenue	$368,834	$315,605	$269,524	$181,473	$117,131
Less subcontractor costs and direct charges	135,249	98,279	89,449	57,271	32,323
Net service revenue	233,585	217,326	180,075	124,202	84,808

Operating costs and expenses:
Cost of services	195,621	184,489	145,263	100,587	70,619
General and administrative expenses	8,584	6,491	5,151	3,909	2,991
Depreciation and amortization	5,698	5,142	3,457	3,771	2,917
	209,903	196,122	153,871	108,267	76,527
Income from operations	23,682	21,204	26,204	15,935	8,281
Interest expense	1,449	1,400	1,136	1,541	1,024
Income before taxes	22,233	19,804	25,068	14,394	7,257
Federal and state income tax provision	9,065	7,625	9,588	5,409	2,613
Income before accounting change	13,168	12,179	15,480	8,985	4,644
Cumulative effect of accounting change, net of income taxes of $1,478 (1)	—	(2,361)	—	—	—
Net income	13,168	9,818	15,480	8,985	4,644
Dividend and accretion charges on preferred stock	735	766	377	—	—
Net income available to common shareholders	$12,433	$9,052	$15,103	$8,985	$4,644

Basic earnings per common share:
Before accounting change	$0.91	$0.87	$1.26	$0.83	$0.45
Cumulative effect of accounting change	—	(0.18)	—	—	—
	$0.91	$0.69	$1.26	$0.83	$0.45

Diluted earnings per common share:
Before accounting change	$0.85	$0.82	$1.14	$0.75	$0.43
Cumulative effect of accounting change	—	(0.17)	—	—	—
	$0.85	$0.65	$1.14	$0.75	$0.43

Average common shares outstanding:
Basic	13,684	13,090	12,025	10,854	10,268
Diluted	15,477	13,917	13,571	11,935	10,785
Cash dividends declared per common share	None	None	None	None	None

Balance Sheets at June 30,
Assets	$283,017	$260,586	$203,582	$127,672	$94,208
Debt	42,627	44,959	24,353	15,005	21,300
Redeemable preferred stock	14,823	14,711	14,603	—	—
Shareholders’ equity	157,797	138,764	116,949	69,975	54,448

(1)  See Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis contains statements that are forward-looking.  These statements are based upon current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially due to a number of factors.  See the discussion in “Forward-Looking Statements” on page 16.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions.  Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  The Company’s accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.  Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company’s consolidated financial statements and are the policies which are most critical in the portrayal of the Company’s financial position and results of operations:

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

Allowances for doubtful accounts:  Allowances for doubtful accounts are maintained for estimated potential losses resulting from the failure of our customers to make required payments.  Allowances for doubtful accounts have been determined through reviews of specific amounts deemed to be uncollectible, potential write-offs as a result of customers who have filed for bankruptcy protection, plus an allowance for other amounts for which some potential loss is determined to be probable based on current circumstances.  If the financial condition of customers were to change, or if the Company's assessment as to collectibility were to change, adjustments to the allowances may be required.

Income taxes:  At June 30, 2004, the Company had approximately $6.2 million of deferred income tax benefits.  The realization of a portion of these benefits is dependent on the Company’s estimates of future taxable income and its tax planning strategies.  A $0.5 million valuation allowance has been recorded in relation to certain state loss carryforwards, which will more likely than not expire unused.  Management believes that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits. However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Business acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At June 30, 2004, the Company had approximately $111.8 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  The assessment of goodwill involves the estimation of the fair value of the Company’s reporting unit, as defined by SFAS No. 142.  Management completed this assessment during the third quarter of fiscal 2004, based on the best information available as of the date of assessment, and determined that no impairment existed.  There can be no assurance that future events will not result in impairments of goodwill or other assets.

Results of Operations

The Company derives its revenue from fees for providing engineering and consulting services.  The types of contracts with our customers and the approximate percentage of Net Service Revenue (NSR) for the year ended June 30, 2004 from each contract type are as follows:

•	Time and material	48%
•	Fixed price or lump sum	18%
•	Cost-type with various fee arrangements	34%

In the course of providing its services, the Company routinely subcontracts drilling, laboratory analyses, construction equipment and other services.  These costs are passed directly through to customers and, in accordance with industry practice, are included in Gross Revenue.  Because subcontractor costs and direct charges can vary significantly from project to project, the Company considers NSR, which is gross revenue less subcontractor costs and direct charges, as its primary measure of revenue growth.

The following table presents the percentage relationships of items in the Consolidated Statements of Income to NSR:

Years ended June 30,	2004	2003	2002

Net service revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	83.8	84.9	80.7
General and administrative expenses	3.7	3.0	2.8
Depreciation and amortization	2.4	2.4	1.9
Income from operations	10.1	9.7	14.6
Interest expense	0.6	0.6	0.7
Income before taxes	9.5	9.1	13.9
Federal and state income tax provision	3.9	3.5	5.3
Income before accounting change	5.6	5.6	8.6
Cumulative effect of accounting change	—	(1.1)	—
Net income	5.6	4.5	8.6
Dividends and accretion charges on preferred stock	0.3	0.3	0.2
Net income available to common shareholders	5.3%	4.2%	8.4%

2004 Compared to 2003

The revenue growth trend established in fiscal 1998 continued for the seventh consecutive year.  Gross revenue increased $53.2 million, or 16.9%, to $368.8 million in fiscal 2004, from $315.6 million in fiscal 2003.  Organic activities (existing business) provided $37.0 million or 70% of gross revenue growth in fiscal 2004, with acquisitions providing the remaining $16.2 million or 30% of the gross revenue growth.  The increase from organic activities relates principally to significant subcontractor efforts incurred on certain Exit Strategy and other construction contracts during fiscal 2004.

NSR increased $16.3 million, or 7.5%, to $233.6 million in fiscal 2004, from $217.3 million in fiscal 2003.  Acquisitions provided $12.7 million or 78% of NSR growth in fiscal 2004, with organic activities providing the remaining $3.6 million or 22% of the NSR growth. Organic activities continued to be affected by challenging economic conditions, particularly for large capital projects which generally lag behind initial periods of economic upturns, although in the fourth quarter organic activities provided 94% of the NSR growth.  Going forward, organic growth is expected to increase to support management’s goal of providing a reasonable balance between organic and acquisition growth over a several year period.  NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.

Cost of services increased $11.1 million, or 6.0%, to $195.6 million in fiscal 2004, from $184.5 million in fiscal 2003.  The increase was primarily from the increase in NSR.  As a percentage of NSR, cost of services decreased to 83.8% in fiscal 2004 from 84.9% in fiscal 2003.  The improvement over last year resulted from cost reductions made to align capacity with the pace of activity.

General and administrative expenses increased $2.1 million, or 32.2%, to $8.6 million in fiscal 2004, from $6.5 million in fiscal 2003.  These increases were primarily due to additional costs required to support the Company’s growth, costs associated with the Company’s initial efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and an additional $0.5 million of costs necessary to complete the Company’s fiscal 2003 audit.  The additional audit costs were recorded in the first quarter of fiscal 2004 and relate to the Company’s change in accounting for long-term fixed price contracts in fiscal 2003.

Depreciation and amortization increased $0.6 million, or 11.8%, to $5.7 million in fiscal 2004, from $5.1 million in fiscal 2003.  This increase was primarily attributable to the additional depreciation expense related to capital expenditures completed in fiscal 2004 and 2003, as well as the additional depreciation expense associated with acquisitions completed in fiscal 2003.

Interest expense increased by approximately 3.5% in fiscal 2004, as compared to fiscal 2003, primarily due to higher average borrowings outstanding against the Company’s revolving credit facility to finance acquisition payments. The Company’s percentage of debt to capitalization ratio was reduced by approximately 2.9% to 19.8% in fiscal 2004.  This ratio continues to remain relatively low, reflecting management’s conservative debt philosophy.

As a result of the above factors, income from operations increased by $2.5 million, or 11.8%, to $23.7 million in fiscal 2004, from $21.2 million in fiscal 2003.  For fiscal 2004, acquisitions provided $1.9 million or 75% of the growth in operating income, and organic activities provided the remaining $0.6 million or 25% of the fiscal 2004 growth.

The provisions for federal and state income taxes reflect effective rates of 40.8% in fiscal 2004 compared to 38.5% in fiscal 2003.  These increases were primarily due to the distribution of revenue in states with higher state income taxes.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

2003 Compared to 2002

The revenue growth trend established in fiscal 1998 continued for the sixth consecutive year.  Gross revenue increased $46.1 million, or 17.1%, to $315.6 million in fiscal 2003, from $269.5 million in fiscal 2002.  NSR increased $37.3 million, or 20.7%, to $217.3 million in fiscal 2003, from $180.1 million in fiscal 2002.  The fiscal 2003 NSR growth was entirely attributable to acquisitions. Approximately 104% of NSR growth for fiscal 2003 was from acquisitions while organic (existing business) NSR decreased by 4% compared to the prior year.  Management’s goal continues to be to provide a reasonable balance between organic and acquisition growth over a several year period.

Income from operations decreased by $5.0 million to $21.2 million in fiscal 2003 compared to $26.2 million in fiscal 2002.  Acquisitions provided approximately $5.1 million of operating income growth, while operating income from organic activities decreased by approximately $10.1 million. Management’s objective is to also maintain a reasonable balance over time between increases in income from operations derived from organic and acquisition growth.  For example, for fiscal years 2000 through 2002, income from operations increases from organic and acquisition growth were 52% and 48%, respectively.  The inability to achieve this balance in fiscal 2003 (as well as the increase in cost of services as a percentage of NSR) was due to a reduction in the utilization of the Company’s staff related to three primary factors as follows:

•                  challenging economic conditions which affected several of the Company’s operating centers.  Until fiscal 2003, these types of market changes were mitigated by increases in higher-margin business.  The area most affected was the transportation infrastructure market where the Company relies on funding from state and local government entities;

•                  the delay in new contract awards for Exit Strategy and other higher-margin programs attributable to economic conditions, general customer uncertainty regarding capital investments, and unusual winter conditions; and

•                  costs associated with substantial hiring and project investments the Company made in key markets which are expected to grow in spite of current economic conditions.  Examples include: the planning, design and installation of electric power transmission and distribution systems and the installation of distributed generation power systems; assisting customers in the planning and design of infrastructure security systems; and assisting customers in evaluating financial aspects of acquiring or divesting energy related assets.

In fiscal 2003, management implemented actions to reduce costs, increase operational efficiencies and align capacity with the current pace of activity.  As these actions continue to yield results, and recent investments increasingly yield positive gains, management expects that a closer balance between organic and acquisition growth will again be realized.

General and administrative expenses (G&A) increased approximately 26.0% in fiscal 2003 primarily due to additional costs necessary to support the Company’s growth as well as increased costs for audit and legal services.  However, as a percentage of NSR, G&A expenses only increased to 3.0% in fiscal 2003 from 2.8% in fiscal 2002.  This demonstrates the Company’s ability to generate and manage the increased revenue without adding a proportional amount of overhead, resulting in higher margins for all services performed.

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

Interest expense increased by approximately 23.2% in fiscal 2003 compared to last year primarily due to higher average borrowings outstanding against the Company’s revolving credit facility to finance acquisitions. The Company’s percentage of debt to capitalization ratio of 22.7% continues to remain relatively low, reflecting management’s conservative debt philosophy.

The provision for federal and state income taxes reflected an effective rate of 38.5% in fiscal 2003 compared to 38.3% in fiscal 2002.  This small increase was primarily due to higher state income taxes.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

The Company changed its method of accounting for fixed price contracts, effective July 1, 2002.  The cumulative effect of the change decreased net income by $2.4 million (net of income taxes of $1.5 million) or $0.17 per diluted share, which was retroactively reflected in the first quarter of fiscal 2003.  Before the cumulative effect adjustment, this accounting change had the effect of increasing revenue, net income and diluted earnings per share in fiscal 2003 by $2.5 million, $1.5 million and $0.11, respectively.

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

Cash flows from operating activities were $11.5 million in fiscal 2004, compared to $12.1 million last year.  This type of year-to-year variance is typical primarily due to the timing of the collection of accounts receivable.  During fiscal 2004, much of the cash was provided by: (1) the $13.2 million of net income; (2) the $5.7 million charge for depreciation and amortization expense; (3) the $3.1 million provision for doubtful accounts; and (4) the $3.0 million increase in accrued compensation and benefits due to the timing of payroll payments.  The cash was offset by the $19.3 million increase in accounts receivable resulting from the Company’s revenue growth.  The increase in net accounts receivable in fiscal 2004 was 17%, which is equal to the percentage increase in gross revenue for the year.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress).  The unbilled receivables are primarily related to work performed in the last month of the fiscal year.  The magnitude of accounts receivable for a professional services company is typically evaluated as days sales outstanding (DSO), which is calculated by dividing both current and long-term receivables by the most recent six-month average of daily gross revenue. Despite the increase in accounts receivable due to the growth in gross revenue, DSO, which measures the collections turnover of both billed and unbilled receivables, has remained constant at 117 year over year.  Management’s long-term goal is to reduce DSO to 100 – 105 days.

Billings in advance of revenue earned represents amounts collected in accordance with contractual terms before the work is performed, primarily on Exit Strategy contracts.  These payments provide the Company with an advance source of cash for one to several years.  During years when the amount of payments from Exit Strategy contracts exceeds the amount of revenue recognized as work is performed on the contracts, billings in advance of revenue earned will increase and thereby provide operating cash flows.  During fiscal 2004, the increase in billings in advance of revenue earned contributed $1.2 million towards the total cash provided by operating activities.  During years when the amount of revenue recognized from work performed exceeds the amount of payments from Exit Strategy contracts, billings in advance of revenue earned will decrease and reduce operating cash flows.

Upon signing of each contract with a finite cost cap insurance policy, a majority of the contract price is directly deposited in a restricted account held by American International Group (AIG).  AIG then pays the Company from the deposited funds as work is performed.  The long-term insurance receivable is associated with amounts held by AIG for work performed, but which are currently not yet payable under the terms of the policy.  These amounts will be paid as the Company completes work on the project.  The effect on periodic operating cash flows will vary depending upon the mix of work performed, but not yet payable and amounts reimbursed to the Company by AIG.

Investing activities used cash of approximately $12.3 million in fiscal 2004 compared to $25.6 million last year.  The decrease was primarily due to the Company’s planned, temporary reduction in acquisitions during fiscal 2004.  The investments this year consisted of: (1) $5.7 million for acquisitions (approximately $0.6 million for current year acquisitions and approximately $5.1 million for additional purchase price payments related to acquisitions completed in prior years), (2) approximately $4.7 million for capital expenditures for additional information technology and other equipment to support business growth and (3) an additional $2.1 million for investments in unconsolidated affiliates.

During fiscal 2004, the Company’s financing activities used cash of $0.8 million.  This cash, which was primarily provided by the exercise of stock options and warrants, was used to repay long-term debt.

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a revolving credit facility to support operating and investing activities.  In March 2004, the agreement was amended and restated with the amount available pursuant to the credit facility increased to $60 million from $50 million and the term extended to March 2007.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and would be due and payable in March 2007 when the agreement expires, unless it is extended as management expects.  Borrowings under the agreement are collateralized by accounts receivable.  At June 30, 2004 outstanding borrowings pursuant to the agreement were $40.5 million, at an average interest rate of 2.9%, compared to $41.0 million of outstanding borrowings, at an average interest rate of 2.9% at June 30, 2003.  During fiscal 2004, the Company significantly increased the free availability under the revolving credit facility.

The credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay cash dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including, but not limited to, the minimum ratio of adjusted EBITDA to interest expense, income taxes and the current portion of long-term debt, and the minimum ratio of adjusted current assets to adjusted total liabilities.  The Company was in compliance with all covenants as of June 30, 2004.

Management expects that the cash generated from operations, the cash on hand at June 30, 2004 and available borrowings under the revolving credit facility will be sufficient to meet the Company’s cash requirements for currently anticipated activities.  If the Company pursues material acquisitions or investments in the future in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

Contractual Obligations

The following table sets forth, as of June 30, 2004, certain information concerning the Company’s obligations to make future payments under contracts, such as debt and lease agreements (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$43,734	$1,175	$42,559	$—	$—
Subordinated notes	1,800	1,086	714	—	—
Operating leases	42,052	11,403	17,881	8,430	4,338
Capitalized lease obligations	418	211	167	35	5
Total contractual obligations	$88,004	$13,875	$61,321	$8,465	$4,343

Off-Balance Sheet Arrangements

The Company does not have any Off-Balance Sheet Arrangements other than operating leases for most of its office facilities and certain equipment.  Rental expense for operating leases was approximately $12.3 million in fiscal 2004; $11.2 million in fiscal 2003; and $8.1 million in fiscal 2002.  Minimum operating lease obligations payable in future years (i.e., primarily base rent) are presented above in Contractual Obligations.

New Accounting Guidance

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 clarifies the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this interpretation did not have a material impact on the Company’s financial statements.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”.  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The Company adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003, and the effect of adoption was immaterial.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate those entities.  FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company does not have interests in special purpose entities.  The Company adopted the provisions of FIN 46R in the quarter ended March 31, 2004, and the effect of adoption was immaterial.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company adopted the provisions of SFAS No. 149 in the quarter ended March 31, 2004, and the effect of adoption was immaterial.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount known at inception was not deemed to be fixed.  As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

In March 2004, the EITF reached a consensus regarding Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”.  EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similarly to a limited partnership investment under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures”.  Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  EITF 03-16 is effective for the first period beginning after June 15, 2004 and will be applied as a change in accounting principle with a cumulative effect reflected in the income statement.  The new accounting guidance in EITF 03-16 requires the Company to change its method of accounting for its 19.9% investment in EnergySolve, LLC (EnergySolve) from the cost method to the equity method effective July 1, 2004.    Accordingly, the Company will record an adjustment for the cumulative effect of this change in accounting principle equal to its pro rata share of EnergySolve’s losses since making its investment in this start-up energy savings company in fiscal 2001.  The Company estimates that the adjustment will decrease net income by approximately $0.6 million (net of income taxes of $0.4 million) or $0.04 per diluted share in the first quarter of fiscal 2005.

In April 2004, the FASB issued FASB Staff Position (FSP) No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities”.  The FASB staff confirmed through this FSP that the disclosure requirements of FASB Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share.  The Company has included these required disclosures in Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of:

TRC Companies, Inc.

Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the Company) as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended June 30, 2004 and 2003 listed in the Index at 15 (a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such 2004 and 2003 financial statement schedules, when considered in relation to the basic 2004 and 2003 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for measuring progress under the percentage of completion method of accounting for long-term fixed price contracts effective July 1, 2002.

/s/ Deloitte & Touche LLP

Costa Mesa, California
September 13, 2004

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of TRC Companies, Inc.

In our opinion, the consolidated statements of income, cash flows, and changes in shareholders’ equity for the year ended June 30, 2002 presents fairly, in all material respects, the results of operations and cash flows of TRC Companies, Inc. and its subsidiaries for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended June 30, 2002 when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 6 and 7, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
August 26, 2002

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data

Years ended June 30,	2004	2003	2002

Gross revenue	$368,834	$315,605	$269,524
Less subcontractor costs and direct charges	135,249	98,279	89,449
Net service revenue	233,585	217,326	180,075

Operating costs and expenses:
Cost of services	195,621	184,489	145,263
General and administrative expenses	8,584	6,491	5,151
Depreciation and amortization	5,698	5,142	3,457
	209,903	196,122	153,871
Income from operations	23,682	21,204	26,204
Interest expense	1,449	1,400	1,136
Income before taxes	22,233	19,804	25,068
Federal and state income tax provision	9,065	7,625	9,588
Income before accounting change	13,168	12,179	15,480
Cumulative effect of accounting change, net of income taxes of $1,478	—	(2,361)	—
Net income	13,168	9,818	15,480
Dividends and accretion charges on preferred stock	735	766	377
Net income available to common shareholders	$12,433	$9,052	$15,103

Basic earnings per common share:
Before accounting change	$0.91	$0.87	$1.26
Cumulative effect of accounting change	—	(0.18)	—
	$0.91	$0.69	$1.26

Diluted earnings per common share:
Before accounting change	$0.85	$0.82	$1.14
Cumulative effect of accounting change	—	(0.17)	—
	$0.85	$0.65	$1.14

Average shares outstanding:
Basic	13,684	13,090	12,025
Diluted	15,477	13,917	13,571

Pro forma amounts assuming the change in the application of accounting principles for fixed price contracts was applied retroactively:
Net income	$13,168	$12,179	$16,943
Basic earnings per common share	0.91	0.87	1.38
Diluted earnings per common share	0.85	0.82	1.25

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

In thousands, except share data

As of June 30,	2004	2003
Assets
Current Assets:
Cash	$3,468	$5,120
Accounts receivable, less allowances for doubtful accounts (Note 3)	116,704	99,758
Insurance recoverable - environmental remediation (Note 13)	1,647	2,361
Income taxes refundable	656	—
Deferred income tax benefits (Note 10)	312	1,768
Prepaid expenses and other current assets	2,130	2,347
	124,917	111,354
Property and equipment:
Furniture and equipment	40,354	36,910
Land	75	75
Leasehold improvements	4,183	4,074
	44,612	41,059
Less accumulated depreciation and amortization	27,569	23,611
	17,043	17,448
Goodwill (Note 7)	111,829	102,748
Investments in and advances to unconsolidated affiliates and construction joint ventures	7,030	5,355
Long-term insurance receivable (Note 3)	2,879	3,455
Long-term insurance recoverable - environmental remediation (Note 13)	13,358	14,397
Other assets (Note 7)	5,961	5,829
	$283,017	$260,586
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (Note 8)	$1,229	$1,894
Accounts payable	16,024	14,441
Accrued compensation and benefits	13,811	10,773
Income taxes payable (Note 10)	—	866
Billings in advance of revenue earned (Note 5)	6,338	5,162
Environmental remediation liability (Note 13)	1,647	2,361
Other accrued liabilities (Note 4)	8,014	6,090
	47,063	41,587
Non-current liabilities:
Long-term debt, net of current portion (Note 8)	41,398	43,065
Deferred income taxes (Note 10)	8,578	8,062
Long-term environmental remediation liability (Note 13)	13,358	14,397
	63,334	65,524
Convertible redeemable preferred stock (Note 9)	14,823	14,711

Commitments and contingencies (Notes 11 and 13)	—	—

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued as redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 14,837,657 and 13,894,678 shares issued and outstanding, respectively, at June 30, 2004 and 14,429,570 and 13,486,590 shares issued and outstanding, respectively, at June 30, 2003	1,484	1,443
Additional paid-in capital	98,570	92,157
Note receivable	—	(146)
Retained earnings	60,640	48,207
	160,694	141,661
Less treasury stock, at cost	2,897	2,897
	157,797	138,764
	$283,017	$260,586

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years ended June 30,	2004	2003	2002
Cash flows from operating activities:
Net income	$13,168	$9,818	$15,480
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	2,361	—
Depreciation and amortization	5,698	5,142	3,457
Provision for doubtful accounts	3,138	3,036	2,137
Change in deferred taxes and other non-cash items	2,410	828	(214)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (current and long-term)	(19,289)	(4,541)	(12,143)
Billings in advance of revenue earned	1,176	(1,490)	(4,189)
Insurance recoverable (current and long-term)	1,753	(236)	4,326
Prepaid expenses and other current assets	(143)	503	139
Accounts payable	1,583	166	3,134
Accrued compensation and benefits	3,017	(1,195)	(816)
Environmental remediation liability (current and long-term)	(1,753)	339	(6,010)
Income taxes payable	(87)	(3,160)	1,881
Other accrued liabilities	812	542	(899)
Net cash provided by operating activities	11,483	12,113	6,283

Cash flows from investing activities:
Additions to property and equipment	(4,686)	(5,497)	(4,624)
Acquisition of businesses, net of cash acquired	(5,739)	(19,218)	(16,860)
Investments in and advances to unconsolidated affiliates	(2,134)	(840)	(1,683)
Decrease (increase) in other assets, net	245	(34)	(145)
Net cash used in investing activities	(12,314)	(25,589)	(23,312)

Cash flows from financing activities:
Issuance of preferred stock, net of issuance costs	—	—	14,547
Net borrowings (repayments) under prior credit facility	—	—	(21,000)
Net borrowings under new credit facility	(500)	18,000	23,000
Payments on long-term debt and other	(1,832)	(1,674)	(323)
Proceeds from exercise of stock options and warrants	1,365	655	1,578
Collection of note receivable	146	—	—
Cash payment in lieu of fractional shares on stock split	—	—	(9)
Net cash provided by (used in) financing activities	(821)	16,981	17,793

Increase (decrease) in cash	(1,652)	3,505	764
Cash, beginning of year	5,120	1,615	851
Cash, end of year	$3,468	$5,120	$1,615

Supplemental cash flow information:
Interest paid	$1,495	$1,274	$1,236
Income taxes paid (net of refunds)	7,319	10,718	7,788
Liabilities assumed from acquisitions (also see Note 6)	82	6,891	22,296

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

In thousands, except share data

	Common stock issued		Additional			Treasury stock		Total
	Number		paid-in	Note	Retained	Number		Shareholders’
Years ended June 30, 2004, 2003 and 2002	of shares	Amount	capital	receivable	earnings	of shares	Amount	Equity
Balances, June 30, 2001	12,122,967	$1,212	$47,608	$—	$24,052	942,980	$(2,897)	$69,975
Issuance of common stock and warrants in connection with businesses acquired	992,096	99	27,768	—	—	—	—	27,867
Exercise of stock options and warrants (including tax benefits)	366,100	37	3,722	(146)	—	—	—	3,613
Dividends and accretion charges on preferred stock	14,266	2	320	—	(377)	—	—	(55)
Directors’ deferred compensation	2,746	—	78	—	—	—	—	78
Cash payment in lieu of fractional shares on stock split	(369)	—	(9)	—	—	—	—	(9)
Net income	—	—	—	—	15,480	—	—	15,480
Balances, June 30, 2002	13,497,806	1,350	79,487	(146)	39,155	942,980	(2,897)	116,949
Issuance of common stock and warrants in connection with businesses acquired	748,154	75	11,032	—	—	—	—	11,107
Exercise of stock options and warrants (including tax benefits)	131,718	13	884	—	—	—	—	897
Dividends and accretion charges on preferred stock	45,545	5	654	—	(766)	—	—	(107)
Directors’ deferred compensation	6,347	—	100	—	—	—	—	100
Net income	—	—	—	—	9,818	—	—	9,818
Balances, June 30, 2003	14,429,570	1,443	92,157	(146)	48,207	942,980	(2,897)	138,764
Issuance of common stock and warrants in connection with businesses acquired	156,929	16	3,127	—	—	—	—	3,143
Exercise of stock options and warrants (including tax benefits)	211,279	21	2,568	—	—	—	—	2,589
Dividends and accretion charges on preferred stock	34,214	3	619	—	(735)	—	—	(113)
Collection of note receivable	—	—	—	146	—	—	—	146
Directors’ deferred compensation	5,665	1	99	—	—	—	—	100
Net income	—	—	—	—	13,168	—	—	13,168
Balances, June 30, 2004	14,837,657	$1,484	$98,570	$—	$60,640	942,980	$(2,897)	$157,797

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except per share data

Note 1.  Company Background and Basis of Presentation

TRC Companies, Inc. (the Company) is a customer-focused company that creates and implements sophisticated and innovative solutions to the challenges facing America’s environmental, energy, infrastructure and security markets.  The Company conducts it activities under one business segment which involves providing engineering and consulting services to commercial organizations and governmental agencies primarily in the United States of America.

The consolidated financial statements include the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.  Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.  Investments in which the Company does not have the ability to exercise significant influence are accounted for by the cost method.  Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties. The Company recognizes its proportional share of such joint venture revenue, costs and operating profits in its Consolidated Statements of Income.  Certain financial statement items have been reclassified to conform to the current year’s presentation.

Note 2.  Summary of Significant Accounting Policies

Revenue Recognition – The Company recognizes contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  The Company records revenue on its cost-type and time and material contracts based upon direct labor costs and other direct contract costs incurred. The Company has fixed price Exit Strategy contracts to remediate environmental conditions at contaminated sites.  Revenue (and related costs) from these contracts is recognized using the efforts-expended, percentage-of-completion method of accounting based on total costs incurred to date as compared to total costs estimated at completion.

Certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring pursuant to SOP 81-1. Costs and revenue on long-term contracts are subject to revision throughout the lives of the contracts, and any required adjustments are made in the period in which the revisions become known.  Losses on contracts are recorded in the period in which they are identified.

On contracts where there are billings in advance of revenue earned, the excess is presented on the balance sheet as a current liability.

Change in Accounting for Revenue Recognition – In the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting for fixed price contracts, effective July 1, 2002.  Beginning in fiscal 2003, the Company measures progress towards completion based on total contract costs, including direct labor costs, subcontractor costs, other direct costs and indirect costs.  Prior to fiscal 2003, the Company measured progress towards completion based on direct labor costs, but for contracts where subcontractor costs resulted in a more meaningful measure of progress towards completion, they were considered for inclusion with labor costs.

In the Company’s opinion, the new method more clearly reflects the Company’s measure of progress toward completion of its fixed price contracts.  The cumulative effect of the accounting change decreased net income by $2,361 (net of income taxes of $1,478) or $0.17 per diluted share, which was retroactively reflected in the first quarter of fiscal 2003 (see Note 14).  Before the cumulative effect adjustment, this accounting change had the effect of increasing revenue, net income and diluted earnings per share in fiscal 2003 by $2,451, $1,507 and $0.11, respectively.  In accordance with Accounting Principles Board Opinion (APB) No. 20, “Accounting

Changes”, pro forma amounts are shown for net income and earnings per share on the accompanying consolidated statements of income as if this change in accounting method had been applied for all periods presented.

Goodwill and Other Intangible Assets – The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, principally on a straight-line basis over the estimated periods benefited.  The Company’s policy is to amortize customer relationships with determinable lives over periods ranging from five to 20 years.  Contract backlog and other intangibles with contractual terms are amortized over the respective contractual lives.  Goodwill and indefinite-lived intangibles are not amortized, but are evaluated at least annually for impairment.  This evaluation is based on valuation models that incorporate expected future cash flows and profitability projections.  To date, there has been no impairment of these assets.  Prior to fiscal 2002, goodwill was amortized over periods not exceeding 40 years.

Property and Equipment – Property and equipment are recorded at cost, including costs to bring the equipment into operation.  Major improvements and betterments to existing equipment are capitalized.  Maintenance and repairs are charged to expense as incurred.  The Company provides for depreciation of property and equipment utilizing the straight-line method using estimated useful lives of three to 10 years. Leasehold improvements are amortized over the shorter of the lives of the various leases or the useful lives of the improvements.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment of property and equipment or amortizable intangible assets, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated as the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  Annually, or earlier, if there is indication of impairment of intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount.  Management compares the fair value of the reporting unit to its carrying value to assess goodwill impairment. If the estimated fair value of the related reporting unit is less than the carrying amount, an impairment loss is recognized to write down the goodwill to its implied fair value.  Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified as of June 30, 2004.

Earnings per Share – Earnings per share (EPS) is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”.  Basic EPS is based upon net income available to common shareholders divided by the weighted average common shares outstanding during the year.  Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company’s preferred stock.  For purposes of computing diluted EPS the Company uses the treasury stock method.  Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.

For fiscal 2004 and 2002, assumed conversion of the preferred stock was dilutive, therefore conversion was assumed for purposes of computing diluted EPS.  For fiscal 2003, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”); therefore conversion was not assumed for purposes of computing diluted EPS.  As a result, 721 shares were excluded from the calculation of diluted EPS in fiscal 2003.  The following table sets forth the computations of basic and diluted EPS:

Years ended June 30,	2004		2003		2002
	Diluted	Basic	Diluted	Basic	Diluted	Basic

Income before accounting change	$13,168	$13,168	$12,179	$12,179	$15,480	$15,480
Cumulative effect of accounting change	—	—	(2,361)	(2,361)	—	—
Net income	13,168	13,168	9,818	9,818	15,480	15,480
Dividends and accretion charges on preferred stock	—	735	766	766	—	377
Net income available to common shareholders	$13,168	$12,433	$9,052	$9,052	$15,480	$15,103

Weighted average common shares outstanding	13,684	13,684	13,090	13,090	12,025	12,025
Potential common shares:
Stock options and warrants	783	—	748	—	1,237	—
Contingently issuable shares	78	—	79	—	—	—
Convertible preferred stock	932	—	—	—	309	—
Total potential common shares	15,477	13,684	13,917	13,090	13,571	12,025

Earnings per share	$0.85	$0.91	$0.65	$0.69	$1.14	$1.26

Employee Benefit Plans – The Company has 401(k) savings plans covering substantially all employees.  The Company’s contributions to the plans were approximately $2,851, $2,578 and $1,872 in fiscal 2004, 2003 and 2002, respectively.  The Company does not provide post-employment or other post-retirement benefits.

Fair Value of Financial Instruments – Cash, accounts receivable, accounts payable, accrued liabilities and the Company’s subordinated notes, as reflected in the financial statements, approximate their fair values because of the short-term maturity of those instruments.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The carrying amount of the Company’s note payable pursuant to its revolving credit agreement at June 30, 2004, approximates fair value as the interest rate on this instrument changes with market interest rates.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimated costs to complete long-term fixed price contracts, allowances for doubtful accounts receivable, estimates of future cash flows associated with long-lived assets, fair value of long-lived assets, and deferred income taxes. Actual results could differ from these estimates.

Credit Risks – Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable and unbilled costs.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for estimated credit losses.

Income Taxes – The Company uses the liability method in accounting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Stock-Based Compensation – The Company applies the provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for stock options issued.  Accordingly, no compensation cost has been recognized in the Company’s Consolidated Statements of Income for stock options issued as exercise prices were not less than fair value of the common stock at the grant date.  Had compensation costs for stock options issued been determined based on the fair value at the grant date for awards under SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma net income and earnings per share for the years ended June 30, 2004, 2003 and 2002 would have been as follows:

Years ended June 30,	2004	2003	2002
Income before accounting change	$13,168	$12,179	$15,480
Cumulative effect of accounting change	—	(2,361)	—
Net income, as reported	13,168	9,818	15,480
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	1,428	2,076	3,701
Net income, pro forma	$11,740	$7,742	$11,779
Earnings per share, as reported:
Basic	$0.91	$0.69	$1.26
Diluted	0.85	0.65	1.14
Earnings per share, pro forma:
Basic	$0.80	$0.53	$0.95
Diluted	0.76	0.50	0.87

In arriving at the pro forma amounts, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Years ended June 30,	2004	2003	2002

Risk-free interest rate	3.4%	3.2%	4.1%
Expected life	5 years	5 years	5 years
Expected volatility	55%	50%	45%
Expected dividend yield	None	None	None

The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $9.18, $6.14 and $11.15, respectively.

Comprehensive Income – The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.  This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholders’ transactions.  Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. There are no differences between net income and comprehensive income for the years ended June 30, 2004, 2003 and 2002.

Recently Issued Accounting Standards – In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 clarifies the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this interpretation did not have a material impact on the Company’s financial statements.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”.  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.  The Company adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003, and the effect of adoption was immaterial.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate those entities.  FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company does not have interests in special purpose entities.  The Company adopted the provisions of FIN 46R in the quarter ended March 31, 2004, and the effect of adoption was immaterial.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company adopted the provisions of SFAS No. 149 in the quarter ended March 31, 2004 and the effect of adoption was immaterial.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount known at inception was not deemed to be fixed.  As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

In March 2004, the EITF reached a consensus regarding Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”.  EITF 03-16 requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similarly to a limited partnership investment under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures”.  Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  EITF 03-16 is effective for the first period beginning after June 15, 2004 and will be applied as a change in accounting principle with a cumulative effect reflected in the income statement.  The new accounting guidance in EITF 03-16 requires the Company to change its method of accounting for its 19.9% investment in EnergySolve, LLC (EnergySolve) from the cost method to the equity method effective July 1, 2004.  Accordingly, the Company will record an adjustment for the cumulative effect of this change in accounting principle equal to its pro rata share of EnergySolve’s losses since making its investment in this start-up energy savings company in fiscal 2001.  The Company estimates that the adjustment will decrease net income by approximately $589 (net of income taxes of $409) or $0.04 per diluted share in the first quarter of fiscal 2005.

In April 2004, the FASB issued FASB Staff Position (FSP) No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities”.  The FASB staff confirmed through this FSP that the disclosure requirements of FASB Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS.  The Company has included these required disclosures in Note 9 on page 32 of this report.

Note 3.  Accounts Receivable and Long-Term Insurance Receivable

The current portion of accounts receivable at June 30, 2004 and 2003 was comprised of the following:

June 30,	2004	2003
Billed	$77,017	$65,029
Unbilled	43,928	39,131
Retainage	4,239	3,313
	125,184	107,473
Less allowances for doubtful accounts	9,732	7,715
	$115,452	$99,758

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal year.  Management expects that substantially all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the customer which, pursuant to contract terms, are due at completion.

The Long-Term Insurance Receivables at June 30, 2004 and 2003 of $2,879 and $3,455, respectively, relate to unbilled amounts on Exit Strategy contracts and represent amounts held by the insurance company which are released as work on a project is completed.

Note 4.  Other Accrued Liabilities

At June 30, 2004 and 2003, Other Accrued Liabilities was comprised of the following:

June 30,	2004	2003
Additional purchase price payments	$2,439	$1,598
Lease obligations	1,658	1,629
Contract costs	1,935	1,261
Other	1,982	1,602
	$8,014	$6,090

Note 5.  Billings in Advance of Revenue Earned

Billings in Advance of Revenue Earned represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed.  These advance payments primarily relate to the Company’s Exit Strategy program.

Note 6.  Acquisitions

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations”, which applies to business combinations initiated after June 30, 2001. This standard requires the use of the purchase method of accounting for acquisitions and further clarifies the criteria for recognition of intangible assets separately from goodwill.

In December 2003, the Company completed the acquisition of a small transportation infrastructure development firm located in Southern California.  The total purchase price for this acquisition was $1,521 (before contingent consideration) consisting of a combination of cash and common stock of the Company.  As a result of this acquisition, goodwill of $627 and other intangible assets of $588 were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  The goodwill and intangible assets recorded in connection with this transaction are deductible for income tax purposes.  The Company may make an additional payment for the acquisition if certain financial objectives, primarily operating income targets, are achieved, with such payment resulting in additional goodwill.  The impact of this acquisition on operating results was not material; therefore, no pro forma information is presented.

In fiscal 2003, the Company completed seven acquisitions with an aggregate initial purchase consideration of $23,187, resulting in additions to goodwill of $11,462 and other intangible assets of $5,054 (see Note 7) of which $9,492 is deductible for income tax purposes. The aggregate initial consideration consisted of cash of $10,876 (net of cash acquired), approximately 524 shares of the Company’s common stock and $2,971 in promissory notes.  Additionally, in accordance with the terms of these agreements, the Company recorded additional purchase price payments of approximately $2,260 in fiscal 2004, with the payments resulting in additional goodwill.  The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets.  The Company also recorded adjustments to purchase price allocation of $105 in fiscal 2004 for acquisitions completed in fiscal 2003 resulting in additional goodwill.  The four largest fiscal 2003 acquisitions were Essex Environmental Inc. (Essex), Cubix Corporation (Cubix), BV Engineering (BV) and D.D. Raviv Associates, Inc. (Raviv), which are discussed below.

In October 2002, the Company completed the acquisition of Essex, an environmental compliance and inspection services firm headquartered in Half Moon Bay, California.  Essex delivers environmental planning, training and compliance management services to energy and infrastructure customers.   The initial purchase price of $6,582 consisted of cash of $3,442 (net of cash acquired), approximately 110 shares of the Company’s common stock and a $1,250 three-year promissory note.  Additionally, in accordance with the terms of the agreement, the Company recorded an additional purchase price payment of approximately $925 in fiscal 2004, with the incremental payment resulting in additional goodwill.  The additional purchase price payment was earned as a result of Essex achieving financial objectives, primarily operating income targets.   The Company may make additional payments in connection with the one-year periods ending September 30, 2004 and September 30, 2005.

In October 2002, the Company completed the acquisition of Cubix, located in Austin, Texas, a major supplier of air emissions monitoring and testing services for industrial, petrochemical and energy customers throughout the nation.  The initial purchase price of $4,084 consisted of cash of $2,031 (net of cash acquired) and approximately 127 shares of the Company’s common stock.  Additionally, in accordance with the terms of the agreement, the Company recorded an additional purchase price payment of approximately $389 in fiscal 2004, with the incremental payment resulting in additional goodwill.  The additional purchase price payment was earned as a result of Cubix achieving financial objectives, primarily operating income targets.   The Company may make additional payments in connection with the one-year periods ending September 30, 2004 and September 30, 2005.

In February 2003, the Company completed the acquisition of BV, a civil engineering firm located in Irvine, California.  BV provides expertise in planning and designing infrastructure projects for a variety of private developers and municipalities in Southern California.  The initial purchase price of $3,506 consisted of cash of $1,860 (net of cash acquired), approximately 57 shares of the Company’s common stock and an $875 two-year promissory note.  Additionally, in accordance with the terms of the agreement, the Company recorded an additional purchase price payment of approximately $598 in fiscal 2004, with the incremental payment resulting in additional goodwill.  The additional purchase price payment was earned as a result of BV achieving financial objectives,

primarily operating income targets.   The Company may make additional payments in connection with the one-year periods ending February 28, 2005 and February 28, 2006.

In March 2003, the Company completed the acquisition of Raviv, an environmental consulting and engineering services firm located in Millburn, New Jersey.  Raviv provides services in the evaluation, investigation and remediation of sites impacted by soil and groundwater contamination.  The initial purchase price of $3,579 consisted of cash of $1,695 (net of cash acquired), approximately 65 shares of the Company’s common stock and an $846 three-year promissory note.  Additionally, in accordance with the terms of the agreement, the Company recorded an additional purchase price payment of approximately $348 in fiscal 2004, with the incremental payment resulting in additional goodwill.  The additional purchase price payment was earned as a result of Raviv achieving financial objectives, primarily operating income targets.   The Company may make additional payments in connection with the one-year periods ending March 31, 2005 and March 31, 2006.

In fiscal 2002, the Company completed seven acquisitions with an aggregate initial purchase consideration of $37,358 resulting in additions to goodwill of $31,475 and other intangible assets of $775 (see Note 7) of which $8,485 is deductible for income tax purposes.   The aggregate initial consideration consisted of cash of $11,762 (net of cash acquired), and approximately 947 shares of the Company’s common stock.  Additionally, in accordance with the terms of these agreements, the Company recorded additional purchase price payments of approximately $4,072 in fiscal 2004, $2,636 in fiscal 2003 and $576 in fiscal 2002, with the payments resulting in additional goodwill.  The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets.  The two largest fiscal 2002 acquisitions were SITE-Blauvelt (SITE) and E/PRO Engineering and Environmental Consulting LLC (E/PRO), which are discussed below.

In October 2001, the Company completed the acquisition of SITE, a transportation infrastructure firm headquartered in Mt. Laurel, New Jersey with offices in a number of other states.  The purchase price of $23,963 (before additional purchase price payments) consisted of approximately 914 shares of the Company’s common stock resulting in goodwill and other intangible assets of $21,052 and $583, respectively.  The significant assets and liabilities acquired were accounts receivable of $16,669, debt of $5,663 and deferred income tax liabilities of $5,944.  The Company completed a buyout of the purchase price contingency during fiscal 2003.  The total adjusted purchase price approximates $25,500 with the incremental fiscal 2003 payment resulting in additional goodwill.

In December 2001, the Company completed the acquisition of E/PRO, headquartered in Augusta, Maine, a leading engineering firm in the design, construction and management of power infrastructure facilities in the Northeast. The purchase price consisted of cash of $7,007 (net of cash acquired). Additionally, in accordance with the terms of the agreement, the Company recorded an additional purchase price payment of approximately $3,757 in fiscal 2004, $529 in fiscal 2003 and $533 in fiscal 2002, with the incremental payments resulting in additional goodwill.  The additional purchase price payments were earned as a result of E/PRO achieving financial objectives, primarily operating income targets.   The Company may make an additional payment in connection with the one-year period ending December 31, 2004.

During fiscal 2004, the Company recorded additional purchase price payments of approximately $8,450 related to acquisitions completed in prior years, including 152 shares of the Company’s stock valued at $2,856, with these payments resulting in additional goodwill. The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets.  The Company also recorded adjustments to purchase price allocation of $4 in fiscal 2004 for the acquisition completed in fiscal 2004 along with acquisitions completed in prior years, with the net amount of the adjustments increasing goodwill. At June 30, 2004 and 2003, the Company had liabilities for additional purchase price payments of $2,439 and $1,598, respectively.  These amounts are included in Other Accrued Liabilities on the Consolidated Balance Sheets.

Note 7. Goodwill and Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 eliminated the amortization of goodwill and indefinite-lived intangible assets and requires an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized.

The changes in the net carrying amounts of goodwill for fiscal 2004 and 2003 are as follows:

Years ended June 30,	2004	2003
Goodwill, beginning of year	$102,748	$81,434
Current year acquisitions	627	11,462
Additional purchase price payments - prior year acquisitions	8,450	10,256
Other purchase price adjustments	4	(404)
Goodwill, end of year	$111,829	$102,748

Identifiable intangible assets as of June 30, 2004 and 2003 are included in Other Assets on the Consolidated Balance Sheets and were comprised of:

Years ended June 30,	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable assets with determinable lives:
Contract backlog	$1,241	$1,147	$1,133	$785
Customer relationships	3,207	317	2,776	106
Other	100	46	100	29
	4,548	1,510	4,009	920
Identifiable assets with indefinite lives:
Trade names	1,642	—	1,593	—
Other	726	300	726	300
	2,368	300	2,319	300
	$6,916	$1,810	$6,328	$1,220

Identifiable intangible assets are amortized over the weighted average periods of three to 24 months for contract backlog assets, 15 years for customer relationship assets and six years for other assets. The amortization of intangible assets for the years ended June 30, 2004, 2003 and 2002 was $589, $667 and $254, respectively.  Estimated amortization of intangible assets over the next five fiscal years is as follows:  2005 - $324; 2006 - $230; 2007 - $230; 2008 - $217; and 2009 - $213.  Such estimates do not reflect the impact of future acquisitions.

Note 8.  Debt

Debt at June 30, 2004 and 2003 is comprised of the following:

June 30,	2004	2003
Note payable - revolving credit agreement	$40,500	$41,000
4% - 6% subordinated notes	1,726	3,220
Capitalized lease obligations	401	739
	42,627	44,959
Less current portion	1,229	1,894
Long-term debt	$41,398	$43,065

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a revolving credit facility to support operating and investing activities.  In March 2004, the agreement was amended and restated with the amount available pursuant to the credit facility increased to $60,000 from $50,000 and the term extended to March 2007.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and are due and payable in March 2007 when the agreement expires.  Borrowings under the agreement are collateralized by accounts receivable.  At June 30, 2004 outstanding borrowings pursuant to the agreement were $40,500, at an average interest rate of 2.9%.  The agreement contains various covenants including, but not limited to, restrictions related to net worth, EBITDA, leverage, asset sales, mergers and acquisitions, creation of liens and dividends on common stock (other than stock dividends).  The Company was in compliance with all covenants as of June 30, 2004.

Annual maturities of the subordinated notes during the fiscal years ending June 30, 2005 and 2006 are $1,027 and $699, respectively.

Annual maturities of the capitalized lease obligations during each of the fiscal years ending June 30, 2005, 2006, 2007, 2008, 2009 and thereafter are $202, $117, $42, $16, $19 and $5, respectively.

Note 9.  Convertible Redeemable Preferred Stock

In December 2001 the Company completed a private placement of $15,000 of a newly designated class of Preferred Stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. (Fletcher) of New York City.  The Preferred Stock is convertible into 408 shares of the Company’s common stock at a conversion price of $36.72 per share. The Preferred Stock issued to Fletcher has a five-year term with a 4% annual dividend payable at the Company’s option in either cash or common stock.   The Preferred Stock was recorded net of issuance costs of $453.

The Company will have the right to redeem the Preferred Stock for cash if the price of its common stock exceeds 175% of the conversion price for any 15 business days in a 20 consecutive business day period.  Following 48 months of issuance, Fletcher may require the Company to redeem the Preferred Stock for common stock.  On the five-year expiration date, any shares of Preferred Stock still outstanding are to be redeemed, at the Company’s option, in either cash or shares of common stock.  If the Preferred Stock is redeemed for common shares the number of shares to be issued would equal the quotient of the par value of the Preferred Stock outstanding divided by the average market price of the Company’s common stock at the redemption date. The average market price is defined as the volume weighted average price of the Company’s common stock over forty business days ending on and including the third business day before the redemption date, but not greater than the average of the common stock for the first five or last five business days of such forty business day period.   The maximum number of common shares that can be issued upon redemption is 932.  The maximum number of shares applies when the average market price of the Company’s common stock is $16.09 per share or less.

For purposes of calculating diluted EPS the Company includes, if dilutive, the greater of (i) the potential number of common shares issued assuming conversion or (ii) the potential number of common shares issued assuming redemption. See Note 2 on page 25 of this report for the number of contingently issuable shares included in diluted EPS during the fiscal years ended June 30, 2004 and 2003.

Note 10.  Federal and State Income Taxes

The federal and state income tax provision for fiscal 2004, 2003 and 2002 consists of the following:

Years ended June 30,	2004	2003	2002
Current:
Federal	$5,579	$6,569	$9,067
State	1,514	1,069	1,598
Deferred:
Federal	1,850	(26)	(826)
State	122	13	(251)
	$9,065	$7,625	$9,588

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes.  Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows:

June 30,	2004	2003
Current deferred income tax benefits:
Doubtful accounts and other accruals	$4,183	$3,054
Vacation pay accrual	893	770
Other	129	277
	5,205	4,101
Long-term deferred income tax benefits:
Loss carryforwards from acquisitions	741	787
Other	283	183
	1,024	970
Total deferred income tax benefits before valuation allowance	6,229	5,071
Less valuation allowance	(491)	(391)
Net deferred income tax benefits	$5,738	$4,680

Current deferred income tax liabilities:
Change to accrual tax accounting method on acquired companies	$(1,895)	$(2,333)
Unearned revenue	(2,998)	—
	(4,893)	(2,333)
Long-term deferred income tax liabilities:
Depreciation and amortization	(8,157)	(5,794)
Change to accrual tax accounting method on acquired companies	(310)	(2,216)
Other	(644)	(631)
	(9,111)	(8,641)
Total deferred income tax liabilities	$(14,004)	$(10,974)

The Company recorded a valuation allowance of $491 and $391 at June 30, 2004 and 2003, respectively, in relation to certain state loss carryforwards which will more likely than not expire unused.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s consolidated effective income tax rate follows:

Years ended June 30,	2004	2003	2002

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	5.0	3.6	3.1
Other, net	0.8	(0.1)	0.2
Effective income tax rate	40.8%	38.5%	38.3%

At June 30, 2004, the Company had approximately $675 of loss carryforwards available to reduce future federal taxable income.  These loss carryforwards relate to certain acquisitions and expire in fiscal years 2009 through 2018.  Although utilization of these loss carryforwards is subject to certain limitations, the Company believes that all of the loss carryforwards will be utilized prior to their expiration.  At June 30, 2004, the Company had approximately $11,094 of state loss carryforwards, which expire in fiscal years 2008 through 2024.

Note 11.  Lease Commitments

The Company had commitments at June 30, 2004 under noncancelable operating leases for office facilities and equipment.  The Company averages any defined rental escalation over the term of the related lease in order to provide level recognition of rental expense.  Such rental expense in excess of the cash paid is recognized as deferred rent at June 30, 2004. Rental expense, net of sublease income, charged to operations in fiscal 2004, 2003 and 2002 was approximately $12,282, $11,189 and $8,092, respectively.

Minimum operating lease obligations payable in future fiscal years are as follows:

Years ending June 30,

2005	$11,403
2006	10,320
2007	7,561
2008	4,921
2009	3,509
2010 and thereafter	4,338
$42,052

Note 12.  Stock Options

The Company’s non-qualified stock option plan for employees and directors, as amended, authorizes the granting of options, including performance-based options, with exercise prices at no less than the fair market value of the common stock on the date such options are granted.  The option term is fixed by the Board of Directors at the time of grant, but cannot exceed ten years.  Generally, options have a vesting provision whereby one-third vest upon issuance, one-third vest after one year and the remaining one-third vest after two years.  No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to the capital accounts.  The Company receives a tax benefit upon exercise of these options in an amount equal to the difference between the option price and the fair market value of the common stock on the exercise date.  Tax benefits related to the exercise of stock options are credited to Additional Paid-In Capital when realized.

A summary of stock option activity for fiscal 2004, 2003 and 2002 follows:

Years ended June 30,	2004		2003		2002
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding options, beginning of year	2,636	$11.08	2,474	$10.96	2,043	$5.74
Granted	251	18.18	254	12.87	686	24.78
Exercised	(166)	6.04	(57)	7.55	(224)	5.57
Canceled	(70)	24.80	(35)	21.21	(31)	11.72
Outstanding options, end of year	2,651	$11.68	2,636	$11.08	2,474	$10.96
Options exercisable at end of year	2,417	$11.21	2,263	$9.69	1,821	$7.57
Options available for future grants	853		1,034		253

The following table summarizes outstanding stock option information by various price ranges at June 30, 2004:

			Options Outstanding			Options Exercisable
Exercise price			Shares	Weighted Average Price	Average Term (Years)	Shares	Weighted Average Price

$2.75	-	4.00	737	$2.95	4.1	737	$2.95
4.17	-	6.92	282	4.54	5.8	282	4.54
7.25	-	11.92	659	9.33	6.7	596	9.05
12.33	-	21.19	619	18.73	8.1	450	18.95
24.86	-	33.94	354	27.62	7.3	352	27.62
			2,651	$11.68		2,417	$11.21

Note 13.  Commitments and Contingencies

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

Upon signing of the contract, a majority of the contract price is deposited in a restricted account held by the insurance company, and the Company is paid by the insurance company from such proceeds.  Any portion of the initial contract price not retained by the insurance company is transferred to the Company and is included under Current Liabilities on the Company’s Condensed Consolidated Balance Sheets under the item termed Billings in Advance of Revenue Earned.  This amount is reduced as the Company performs under the contract and recognizes revenue.  The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not have a material impact on its operating results, financial position or cash flows.

Two Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the sites.  The Company’s expected remediation costs (Current and Long-Term Environmental Remediation Liability items in the Condensed Consolidated Balance Sheets) are fully funded by the contract price received and are fully insured by an environmental remediation cost cap policy (Current and Long-

Term Insurance Recoverable items in the Condensed Consolidated Balance Sheets).  At June 30, 2004, the remediation for one of the projects was complete and the Company had begun long-term maintenance and monitoring at that site.

The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies.  The Company carries liability insurance, including professional liability insurance, against such claims subject to certain deductibles and policy limits.  Management is of the opinion that the resolution of these claims and lawsuits (including the ones described immediately below) will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation in New Jersey Superior Court brought on behalf of individuals claiming damages for alleged injuries related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  The litigation is in early stages of discovery.  The Company’s subsidiary had a limited inspection role in connection with the construction, and management believes that it has meritorious defenses and is adequately insured and that this matter will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

A purported predecessor of a subsidiary of the Company has been named as one of over 50 defendants in a case filed in New York Supreme Court alleging personal injuries to one individual related to potential historical exposure to asbestos.  To date there has been minimal discovery in this case, and the Company has no reason to believe it has any exposure.

The Company’s indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation.  The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on the Company’s operating results, financial position or cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

Note 14.  Quarterly Financial Information (Unaudited)

In the opinion of management, the following unaudited quarterly financial information for the fiscal years ended June 30, 2004 and 2003, reflects all adjustments necessary for a fair statement of results of operations.  All such adjustments (other than the cumulative effect of the accounting change) are of a normal recurring nature.

Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Gross revenue	$90,319	$97,282	$86,927	$94,306	$368,834
Net service revenue	56,566	60,292	55,687	61,040	233,585
Income from operations	5,399	6,616	4,835	6,832	23,682
Income before taxes	5,025	6,251	4,474	6,483	22,233
Net income	3,015	3,688	2,640	3,825	13,168

Earnings per share (2):
Basic	$0.21	$0.26	$0.18	$0.26	$0.91
Diluted	0.20	0.24	0.17	0.25	0.85

Fiscal 2003	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter	Total

Gross revenue	$78,812	$81,028	$75,094	$80,671	$315,605
Net service revenue	51,453	55,634	53,216	57,023	217,326
Income from operations	5,909	7,216	3,340	4,739	21,204
Income before taxes	5,656	6,888	2,954	4,306	19,804
Income before accounting change	3,478	4,236	1,817	2,648	12,179
Cumulative effect of accounting change	(2,361)	—	—	—	(2,361)
Net income	1,117	4,236	1,817	2,648	9,818

Basic earnings per share (2):
Before accounting change	$0.26	$0.31	$0.12	$0.18	$0.87
Cumulative effect of accounting change	(0.19)	—	—	—	(0.18)
	$0.07	$0.31	$0.12	$0.18	$0.69

Diluted earnings per share (2):
Before accounting change	$0.24	$0.29	$0.12	$0.17	$0.82
Cumulative effect of accounting change	(0.18)	—	—	—	(0.17)
	$0.07	$0.29	$0.12	$0.17	$0.65

(1) Subsequent to the issuance of the Company’s interim consolidated financial statements for the first three quarters of fiscal 2003, the Company determined that adjustments to such interim financial statements were required for a change in method of accounting for certain fixed price contracts to remediate environmental conditions at contaminated sites and to correct certain errors in accounting for rental expense and indirect costs on long-term fixed price contracts.

In the fourth quarter of fiscal 2003, the Company changed certain elements of its application of the percentage-of-completion method of accounting for contract revenue relating to certain fixed price contracts.  The Company restated its interim financial statements for each of the three quarters in fiscal 2003 to reflect the adoption of this accounting change as of July 1, 2002 (See Note 2).  This change resulted in an increase in revenue of $294, $770 and $1,086 and an increase in income before accounting change of $181, $473 and $668 for the first, second and third quarters, respectively.  This change also resulted in a cumulative effect adjustment of $(2,361) as of July 1, 2002.

Also during the fourth quarter of fiscal 2003, the Company completed a review of its accounting for rental expense and for the treatment of indirect costs on certain of its long-term fixed price contracts.  The Company determined that adjustments were required to (1) recognize rental expense on a straight-line basis over the life of the lease and (2) properly recognize revenue related to indirect costs on certain long-term fixed price contracts under the percentage-of-completion method.   As a result, the Company recorded a lease liability of $1,629 and an unbilled receivable of $1,073 as of June 30, 2003 and restated its interim financial statements for each of the first three quarters in fiscal 2003 to reflect these adjustments.  Such adjustments resulted in an increase (decrease) in revenue of $(197), $51 and $(267) and an increase in rental expense by $61 for each of the first, second and third quarters with a corresponding decrease in income taxes of $99, $4 and $126 for those periods.  These adjustments also include $312 ($192 net of income taxes) for the cumulative effect on earnings as of July 1, 2002, which has been reflected as an increase in operating costs in the restated results for the first quarter of fiscal 2003.  The net impact of these adjustments on prior years was not material.

(2)  Quarterly results may not agree with the total for the year due to rounding.

Schedule II - Valuation and Qualifying Accounts

Years Ended June 30, 2004, 2003 and 2002

(in thousands)

			Additions
Year	Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period

2004	Allowances for doubtful accounts	$7,715	$3,138	$17	$(1,138)	$9,732

2003	Allowances for doubtful accounts	$5,851	$3,036	$1,049	$(2,221)	$7,715

2002	Allowances for doubtful accounts	$4,284	$2,137	$1,188	$(1,758)	$5,851

(1)   Allowances from acquired businesses.

(2)   Uncollectible accounts written off, net of recoveries.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers

The following table presents the name and age of each of the Company’s executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years

Richard D. Ellison	65	Chairman, President and Chief Executive Officer (March 1997)

John H. Claussen	55	Senior Vice President (August 1992)

Martin H. Dodd	51	Senior Vice President, General Counsel and Secretary (February 1997)

Harold C. Elston, Jr.	60	Senior Vice President and Chief Financial Officer (January 2004)	Senior Vice President (May 2002) Senior Vice President and Chief Financial Officer (May 1999)

Glenn E. Harkness	56	Senior Vice President, TRC Environmental Corporation (September 1997)

Miro Knezevic	55	Senior Vice President (August 1998)	Executive Vice President, TRC Environmental Solutions, Inc.

Michael C. Salmon	49	Senior Vice President (June 2000)	Senior Vice President, TRC Environmental Solutions, Inc.

Information required by this item is contained under the caption “Election of Directors” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held November 19, 2004, and such information is incorporated herein by reference.

Item 11.                            Executive Compensation

Information required by this item is contained under the caption “Executive Compensation” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held November 19, 2004, and such information is incorporated herein by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is contained under the captions “Principal Stockholders” and “Stock Ownership of Directors and Executive Officers” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held November 19, 2004, and such information is incorporated herein by reference.

Item 13.                            Certain Relationships and Related Transactions

Information required by this item is contained under the caption “Certain Transactions” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held November 19, 2004, and such information is incorporated herein by reference.

Item 14.                            Principal Accountant Fees and Services

Information required by this item is contained under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held November 19, 2004, and such information is incorporated herein by reference.

PART IV

Item 15.                            Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) (1)                Financial Statements of the Registrant

See Consolidated Financial Statements under Item 8 on pages 16 through 37 of this Report.

(a) (2)                Financial Statement Schedule

See Schedule II – Valuation and Qualifying Accounts under Item 8 on page 38 of this Report.

All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(b)                                  Reports on Form 8-K

On April 8, 2004, the Company filed a report on Form 8-K attaching a news release that updated guidance regarding the Company’s financial results for the third quarter of fiscal 2004.

On May 12, 2004, the Company filed a report on Form 8-K attaching a news release regarding the Company’s financial results for the third quarter of fiscal 2004.

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

*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2003.

*10.2.1	Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998, incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 1999.

10.3

Amended and Restated Revolving Credit Agreement, dated March 31, 2004, by and among TRC Companies, Inc. and its subsidiaries and Wachovia Bank, National Association, as Sole Lead Arranger and Administrative Agent, incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2004.

10.5

Agreement and Plan of Merger and Reorganization, dated October 9, 2001, by and among (1) TRC Companies, Inc., a Delaware corporation (the “Parent”); (2) TRC Infrastructure, Inc., a New York corporation; TRC Infrastructure, Inc., a New Jersey corporation; and TRC Infrastructure, Inc., a Virginia corporation; (3) SITE-Blauvelt Engineers, Inc., a New York corporation; Site Construction Services, Inc., a New Jersey corporation; and SITE-Blauvelt Engineers, Inc., a Virginia corporation; and (4) Joseph C. Mendel, F. Walter Riebenack, John J. Calzolano and John W. Gildea, incorporated by reference from the Company’s Form 8-K filed on October 26, 2001.

10.6

Agreement, dated December 14, 2001, by and between TRC Companies Inc. and Fletcher International, Ltd., related to the sale of the Company’s Series A-1 Cumulative Convertible Preferred Stock, incorporated by reference from the Company’s Form 8-K filed on December 26, 2001.

18	Letter regarding change in accounting principles, incorporated from the Company’s Form 10-K for the fiscal year ended June 30, 2003.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.

Dated: September 13, 2004	By:	/s/Richard D. Ellison
Richard D. Ellison, Ph.D., P.E.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Richard D. Ellison	Chairman, President and	September 13, 2004
Richard D. Ellison	Chief Executive Officer

/s/ Friedrick K.M. Bohm	Director	September 13, 2004
Friedrick K.M. Bohm

/s/ Edward G. Jepsen	Director	September 13, 2004
Edward G. Jepsen

/s/ Edward W. Large	Director	September 13, 2004
Edward W. Large

/s/ John M. F. MacDonald	Director	September 13, 2004
John M. F. MacDonald

/s/ J. Jeffrey McNealey	Director	September 13, 2004
J. Jeffrey McNealey

/s/ Harold C. Elston, Jr.	Senior Vice President and	September 13, 2004
Harold C. Elston, Jr.	Chief Financial Officer
(Principal Accounting Officer)

TRC Companies, Inc.

Form 10-K Exhibit Index

Fiscal Year Ended June 30, 2004

Exhibit Number	Description

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm
(Deloitte & Touche LLP).

23.2	Consent of Independent Registered Public Accounting Firm
(PricewaterhouseCoopers LLP).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.