Form 10-Q
period 2004-09-30
TRC COMPANIES INC /DE/
filed 2004-11-09
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

On November 4, 2004 there were 13,958,369 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2004	2003

Gross revenue	$89,657	$90,319
Less subcontractor costs and direct charges	29,316	33,753
Net service revenue	60,341	56,566

Operating costs and expenses:
Cost of services	50,202	47,458
General and administrative expenses	2,265	2,283
Depreciation and amortization	1,453	1,426
	53,920	51,167
Income from operations	6,421	5,399
Interest expense	423	374
Income before taxes	5,998	5,025
Federal and state income tax provision	2,459	2,010
Income before accounting change	3,539	3,015
Cumulative effect of accounting change, net of income taxes of $409	(589)	—
Net income	2,950	3,015
Dividends and accretion charges on preferred stock	223	167
Net income available to common shareholders	$2,727	$2,848

Basic earnings per common share:
Before accounting change	$0.24	$0.21
Cumulative effect of accounting change	(0.04)	—
	$0.20	$0.21

Diluted earnings per common share:
Before accounting change	$0.23	$0.20
Cumulative effect of accounting change	(0.04)	—
	$0.19	$0.20

Average shares outstanding:
Basic	13,907	13,500
Diluted	14,639	15,360

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash	$2,215	$3,468
Accounts receivable, less allowances for doubtful accounts (Note 9)	122,017	116,704
Insurance recoverable - environmental remediation (Note 14)	1,663	1,647
Deferred income tax benefits	745	312
Income taxes refundable	—	656
Prepaid expenses and other current assets	2,283	2,130
	128,923	124,917

Property and equipment, at cost	45,742	44,612
Less accumulated depreciation and amortization	28,790	27,569
	16,952	17,043
Goodwill (Note 7)	113,914	111,829
Investments in and advances to unconsolidated affiliates and construction joint ventures	6,501	7,030
Long-term insurance receivable (Note 9)	5,543	2,879
Long-term insurance recoverable - environmental remediation (Note 14)	12,991	13,358
Other assets (Note 7)	6,836	5,961
	$291,660	$283,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,127	$1,229
Accounts payable	18,839	16,024
Accrued compensation and benefits	12,047	13,811
Income taxes payable	1,314	—
Billings in advance of revenue earned (Note 10)	5,741	6,338
Environmental remediation liability (Note 14)	1,663	1,647
Other accrued liabilities (Note 11)	7,905	8,014
	48,636	47,063
Non-current liabilities:
Long-term debt, net of current portion (Note 12)	45,392	41,398
Deferred income taxes	8,594	8,578
Long-term environmental remediation liability (Note 14)	12,991	13,358
	66,977	63,334

Convertible redeemable preferred stock (Note 13)	14,853	14,823

Commitments and contingencies (Note 14)

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 14,878,931 and 13,935,952 shares issued and outstanding, respectively, at September 30, 2004 and 14,837,657 and 13,894,678 shares issued and outstanding, respectively, at June 30, 2004	1,488	1,484
Additional paid-in capital	99,236	98,570
Retained earnings	63,367	60,640
	164,091	160,694
Less treasury stock, at cost	2,897	2,897
	161,194	157,797
	$291,660	$283,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$2,950	$3,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,453	1,426
Cumulative effect of accounting change	589	—
Provision for doubtful accounts	608	587
Change in deferred taxes and other non-cash items	(78)	(264)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (current and long-term)	(7,812)	(15,363)
Billings in advance of revenue earned	(598)	592
Insurance recoverable (current and long-term)	351	110
Prepaid expenses and other current assets	(147)	(204)
Accounts payable	2,804	5,010
Accrued compensation and benefits	(1,782)	1,562
Environmental remediation liability (current and long-term)	(351)	(110)
Income taxes payable	2,023	1,338
Other accrued liabilities	(411)	579
Net cash used in operating activities	(401)	(1,722)

Cash flows from investing activities:
Additions to property and equipment	(1,193)	(1,421)
Acquisition of businesses, net of cash acquired	(3,310)	(998)
Investments in and advances to unconsolidated affiliates and construction joint ventures	(311)	(35)
Decrease (increase) in other assets, net	(5)	55
Net cash used in investing activities	(4,819)	(2,399)

Cash flows from financing activities:
Net borrowings under revolving credit facility	4,000	700
Payments on long-term debt and other	(127)	(242)
Proceeds from exercise of stock options and warrants	94	163
Net cash provided by financing activities	3,967	621

Decrease in cash	(1,253)	(3,500)

Cash, beginning of period	3,468	5,120
Cash, end of period	$2,215	$1,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004 and 2003

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

The condensed consolidated financial statements include the Company and its subsidiaries after elimination of intercompany accounts and transactions.  Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.  Investments in which the Company does not have the ability to exercise significant influence are accounted for by the cost method.  Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties.  The Company recognizes its proportional share of such joint venture revenue, costs and operating profits in its Condensed Consolidated Statements of Income.

The Condensed Consolidated Balance Sheet at September 30, 2004 and the Condensed Consolidated Statements of Income and of Cash Flows for the three months ended September 30, 2004 and 2003 have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, the financial statements are unaudited, but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2004.

2.             Change in Accounting for Investments

Effective July 1, 2004, the Company adopted the provisions of Emerging Issues Task Force (EITF) No. 03-16, “Accounting for Investments in Limited Liability Companies”, issued by the Financial Accounting Standards Board (FASB).  EITF No. 03-16 requires that investments in limited liability companies be accounted for similarly to a limited partnership investment.  As a result, investors are required to apply the equity method of accounting at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The new accounting guidance in EITF 03-16 required the Company to change its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method.  Accordingly, the Company recorded an adjustment for the cumulative effect of this change in accounting principle equal to its pro rata share of the Company’s losses since making the investment in fiscal 2001.  The cumulative effect of the accounting change decreased net income for the three months ended September 30, 2004 by $589 (net of income taxes of $409) or $0.04 per diluted share.  Had the Company adopted EITF 03-16 as of July 1, 2003, it would have recorded no additional income or losses related to this investment, therefore application would have had no impact on net earnings of the Company.

3.             Recently Issued Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount known at inception was not deemed to be fixed.  As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

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

For the three months ended September 30, 2004, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”).  Therefore conversion was not assumed for purposes of computing diluted EPS, and as a result, 930 shares were excluded from the calculation of diluted EPS for the three months ended September 30, 2004.  For the three months ended September 30, 2003, assumed conversion of the preferred stock was dilutive, and therefore, conversion was assumed for purposes of computing diluted EPS.  The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	Diluted	Basic	Diluted	Basic

Income before accounting change	$3,539	$3,539	$3,015	$3,015
Cumulative effect of accounting change	(589)	(589)	—	—
Net income	2,950	2,950	3,015	3,015
Dividends and accretion charges on preferred stock	(223)	(223)	—	(167)
Net income available to common shareholders	$2,727	$2,727	$3,015	$2,848

Weighted average common shares outstanding	13,907	13,907	13,500	13,500
Potential common shares:
Stock options and warrants	728	—	849	—
Contingently issuable shares	4	—	79	—
Convertible preferred stock	—	—	932	—
Total potential common shares	14,639	13,907	15,360	13,500

Earnings per share:
Before accounting change	$0.23	$0.24	$0.20	$0.21
Cumulative effect of accounting change	(0.04)	(0.04)	—	—
	$0.19	$0.20	$0.20	$0.21

5.             Stock Options

The Company has a non-qualified stock option plan for employees and directors which is described more fully in Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  The Company applies the provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for stock options issued.  Accordingly, no compensation cost has been recognized for stock options issued as exercise prices were not less than the fair value of the common stock at the grant date.  If compensation costs for stock options issued had been determined based on the fair value at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma net income and EPS  for the three months ended September 30, 2004 and 2003 would have been as follows:

	Three Months Ended September 30,
	2004	2003
Income before accounting change	$3,539	$3,015
Cumulative effect of accounting change	(589)	—
Net income, as reported	2,950	3,015
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	215	274
Net income, pro forma	$2,735	$2,741

Earnings per share, as reported:

Basic	$0.20	$0.21
Diluted	0.19	0.20

Earnings per share, pro forma:

Basic	$0.18	$0.19
Diluted	0.17	0.18

6.             Acquisitions

During the three months ended September 30, 2004, the Company completed the acquisition of two companies.  The total purchase price for these acquisitions was $2,184 (before contingent consideration), consisting of a combination of cash and common stock of the Company.  As a result of these acquisitions, goodwill of $462 and other intangible assets of $1,010 were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  The goodwill and intangible assets recorded in connection with these transactions are deductible for income tax purposes.  The Company may make additional payments for these acquisitions if certain financial objectives, primarily operating income targets, are achieved, with such payments resulting in additional goodwill.  The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”.  The impact of these acquisitions on operating results was not material; therefore, no pro forma information is presented.

During the three months ended September 30, 2004, the Company recorded additional purchase price payments of $1,623 related to acquisitions completed in prior years, including 6 shares of the Company’s common stock valued at $102, resulting in additional goodwill.  The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.  At September 30, 2004 and June 30, 2004, the Company had liabilities for additional purchase price payments of $2,689 and $2,439, respectively.  These amounts are included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets.

7.             Goodwill and Intangible Assets

At September 30, 2004, the Company had $113,914 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually.  The assessment of goodwill involves the estimation of the fair value of the Company’s one reporting unit as defined by SFAS No. 142.  Management completed this assessment during the third quarter of fiscal 2004 based on information as of the December 31, 2003 assessment date and determined that no impairment existed.

The changes in the net carrying amounts of goodwill for the three months ended September 30, 2004 and the year ended June 30, 2004 are as follows:

	September 30, 2004	June 30, 2004
Goodwill, beginning of period	$111,829	$102,748
Current period acquisitions	462	627
Additional purchase price payments - prior year acquisitions	1,623	8,450
Other purchase price adjustments	—	4
Goodwill, end of period	$113,914	$111,829

Identifiable intangible assets as of September 30, 2004 and June 30, 2004 are included in Other Assets on the Condensed Consolidated Balance Sheets and were comprised of:

	September 30, 2004		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$1,321	$1,226	$1,241	$1,147
Customer relationships	3,977	375	3,207	317
Other	100	50	100	46
	5,398	1,651	4,548	1,510
Identifiable intangible assets with indefinite lives:
Trade names	1,802	—	1,642	—
Other	726	300	726	300
	2,528	300	2,368	300
	$7,926	$1,951	$6,916	$1,810

Identifiable intangible assets are amortized over the weighted average periods of three to 24 months for contract backlog assets, 15 years for customer relationship assets and six years for other assets. The amortization of intangible assets during the three months ended September 30, 2004 and 2003 was $141 and $183, respectively.  Estimated amortization of intangible assets for the following periods is as follows: the remainder of fiscal 2005 - $306; 2006 - $281; 2007 - $281; 2008 - $269; 2009 - $264; 2010 and thereafter - $2,346.  These estimates do not reflect the impact of any future acquisitions.

8.             Changes in Contract Estimates

In the ordinary course of periodically updating the estimates to complete certain Exit Strategy contracts at September 30, 2004, the Company substantially decreased the estimated cost on one contract, and on another contract, the Company substantially increased the estimate at completion, which is recoverable from a finite risk cost cap insurance policy.  The net effect of these changes in estimates resulted in an increase in net service revenue and operating income of approximately $1,003 for the three months ended September 30, 2004.

9.             Accounts Receivable

The current portion of accounts receivable at September 30, 2004 and June 30, 2004 was comprised of the following:

	September 30, 2004	June 30, 2004

Billed	$77,977	$77,017
Unbilled	49,140	45,180
Retainage	4,669	4,239
	131,786	126,436

Less allowances for doubtful accounts	9,769	9,732
	$122,017	$116,704

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that substantially all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the customer which, pursuant to contract terms, are due at completion.

The Long-Term Insurance Receivables at September 30, 2004 and June 30, 2004 of $5,543 and $2,879, respectively, relate to unbilled amounts on Exit Strategy contracts and represent amounts held by the insurance company which are released as work on a project is completed.

10.           Billings in Advance of Revenue Earned

Billings in Advance of Revenue Earned represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed.  These advance payments primarily relate to the Company’s Exit Strategy program.

11.           Other Accrued Liabilities

At September 30, 2004 and June 30, 2004, Other Accrued Liabilities was comprised of the following:

	September 30, 2004	June 30, 2004
Additional purchase price payments	$2,689	$2,439
Lease obligations	1,711	1,658
Contract costs	1,878	1,935
Other	1,627	1,982
	$7,905	$8,014

12.           Debt

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a $60,000 revolving credit facility to support operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and would be due and payable in March 2007 when the agreement expires, unless it is extended as management expects.  Borrowings under the agreement are collateralized by accounts receivable.  At September 30, 2004 outstanding borrowings pursuant to the agreement were $44,500, at an average interest rate of 3.7%, compared to $40,500 of outstanding borrowings, at an average interest rate of 2.9% at June 30, 2004.

The credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay cash dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including, but not limited to, the minimum ratio of adjusted EBITDA to interest expense, income taxes and the current portion of long-term debt, and the minimum ratio of adjusted current assets to adjusted total liabilities.  The Company was in compliance with all covenants as of September 30, 2004.

13.           Convertible Redeemable Preferred Stock

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

For purposes of calculating diluted EPS the Company includes, if dilutive, the greater of (1) the potential number of common shares issued assuming conversion or (2) the potential number of common shares issued assuming redemption. See Note 4 on page 7 of this report for the number of contingently issuable shares included in diluted EPS during the three months ended September 30, 2004 and 2003.

14.           Commitments and Contingencies

The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site.  The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects.  The Company’s customer pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is obtained from leading insurance companies with a minimum A.M. Best rating of A— Excellent (e.g. American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

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

Two Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the sites.  The Company’s expected remediation costs (Current and Long-Term Environmental Remediation Liability items in the Condensed Consolidated Balance Sheets) are fully funded by the contract price received and are fully insured by an environmental remediation cost cap policy (Current and Long-Term Insurance Recoverable items in the Condensed Consolidated Balance Sheets).  At September 30, 2004, the remediation for one of the projects was complete and the Company had begun long-term maintenance and monitoring at that site.

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

A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation in New Jersey Superior Court brought on behalf of individuals claiming damages for alleged injuries related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  The litigation is in early stages of discovery.  The Company’s subsidiary had a limited inspection role in connection with the construction, and management believes that it has meritorious defenses, is adequately insured and that this matter will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

A purported predecessor of a subsidiary of the Company has been named as one of over 50 defendants in a case filed in New York Supreme Court alleging personal injuries to one individual related to potential historical exposure to asbestos. To date there has been minimal discovery in this case, and the Company does not believe it has any exposure.

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

Three Months Ended September 30, 2004 and 2003

Management’s Discussion and Analysis contains statements that are forward-looking.  These statements are based upon current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially due to a number of factors.  See the discussion in “Forward-Looking Statements” below.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions.  Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  The Company’s accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended June 30, 2004.  Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company’s consolidated financial statements and are the policies which are most critical in the portrayal of the Company’s financial position and results of operations:

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

Allowances for doubtful accounts:  Allowances for doubtful accounts are maintained for estimated potential losses resulting from the failure of our customers to make required payments.  Allowances for doubtful accounts have been determined through reviews of specific amounts deemed to be uncollectible, potential write-offs as a result of customers who have filed for bankruptcy protection, plus an allowance for other amounts for which some potential loss is determined to be probable based on current circumstances.  If the financial condition of customers, or the

Company’s assessment as to collectibility were to change, adjustments to the allowances may be required.

Income taxes:  At September 30, 2004, the Company had approximately $6.2 million of deferred income tax benefits.  The realization of a portion of these benefits is dependent on the Company’s estimates of future taxable income and its tax planning strategies.  A $0.5 million valuation allowance has been recorded in relation to certain state loss carryforwards, which will more likely than not expire unused.  Management believes that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits. However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At September 30, 2004, the Company had approximately $113.9 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  The assessment of goodwill involves the estimation of the fair value of the Company’s reporting unit, as defined by SFAS No. 142.  Management completed this assessment during the third quarter of fiscal 2004, based on the best information available as of the date of assessment, and determined that no impairment existed.  There can be no assurance that future events will not result in impairments of goodwill or other assets.

Results of Operations

The Company derives its revenue from fees for providing engineering and consulting services.  The types of contracts with our customers and the approximate percentage of Net Service Revenue (NSR) for the three months ended September 30, 2004 from each contract type are as follows:

•	Time and material	49%
•	Fixed price or lump sum	36%
•	Cost reimbursable	15%

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

The following table presents the percentage relationships of items in the Condensed Consolidated Statements of Income to NSR:

	Three Months Ended September 30,
	2004	2003
Net service revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	83.2	83.9
General and administrative expenses	3.8	4.0
Depreciation and amortization	2.4	2.5
Income from operations	10.6	9.6
Interest expense	0.7	0.7
Income before taxes	9.9	8.9
Federal and state income tax provision	4.0	3.6
Income before accounting change	5.9	5.3
Cummulative effect of accounting change	(1.0)	—
Net income	4.9	5.3
Dividends and accretion charges on preferred stock	0.4	0.3
Net income available to common shareholders	4.5%	5.0%

Gross revenue decreased $0.7 million, or 0.8%, to $89.6 million during the three months ended September 30, 2004, from $90.3 million in the same period last year.  The decrease was primarily related to an expected reduction in subcontractor efforts on certain Exit Strategy contracts during the three months ended September 30, 2004, compared to the same period last year.

NSR increased $3.8 million, or 6.7%, to $60.3 million during the three months ended September 30, 2004, from $56.5 million during the same period last year.  Organic activities (existing business) provided $3.3 million or 88% of NSR growth for the three months ended September 30, 2004, and acquisitions provided the remaining $0.5 million or 12% of the NSR growth for the period.  Management continues to have an objective to balance organic and acquisition growth over the long-term.  Acquisition growth was purposely limited in the September 30, 2004 period because in fiscal 2004 management focused on improving efficiencies in the overall core business as opposed to evaluating and implementing acquisitions.  NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.  In addition, the Company made certain adjustments to the estimates at completion on two Exit Strategy contracts which contributed approximately $1.0 million to NSR and operating income during the period.

Costs of services increased $2.7 million, or 5.8%, to $50.2 million for the three months ended September 30, 2004, from $47.5 million during the same period last year.  The increase was primarily due to the increase in NSR.  As a percentage of NSR, cost of services decreased to 83.2% from 83.9% for the three month period ended September 30, 2004 when compared to the same period last year.  The improvement over last year resulted from management’s reductions in costs in an effort to further align capacity with the pace of activity.

General and administrative expenses (G&A) remained relatively constant at $2.3 million when compared to the same period last year.  G&A for the three months ended September 30, 2003 included approximately $0.5 million of non-recurring costs to complete the fiscal 2003 audit.  G&A for the three months ended September 30, 2004 includes approximately $0.5 million of costs related to new business initiatives and costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.  However, as a percentage of NSR, G&A decreased to 3.8% from 4.0% for the three month period ended September 30, 2004 when compared to the same period last year.

Depreciation and amortization expense remained relatively constant at $1.4 million when compared to the same period last year.  However, as a percentage of NSR, depreciation and amortization expense decreased to 2.4% from 2.5% for the three month period ended September 30, 2004 when compared to the same period last year.

As a result of the above factors, income from operations increased by $1.0 million to $6.4 million during the three months ended September 30, 2004, compared to $5.4 million in the same period last year.  For the current three month period, operating income from organic activities provided $1.0 million or 94% of the growth in operating income, while operating income from acquisitions remained relatively flat during the period.

The provision for federal and state income taxes reflects an effective rate of 41.0% for the three months ended September 30, 2004 compared to an effective rate of 40.0% in the same period last year.  This increase was primarily due to higher state income taxes.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

The Company changed its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method, effective July 1, 2004.  The cumulative effect of the accounting change decreased net income for the three months ended September 30, 2004 by $589 (net of income taxes of $409) or $0.04 per diluted share.  Had the Company adopted Emerging Issues Task Force 03-16 as of July 1, 2003, it would have recorded no additional income or losses related to this investment, therefore application would have had no impact on net earnings of the Company.  See Note 2 to the Notes to the Condensed Consolidated Financial Statements on page 6 of this report for a further discussion of this item.

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

Cash flows used in operating activities for the three months ended September 30, 2004 were $0.4 million, compared to $1.7 million in the same period last year.  During the three months ended September 30, 2004, the cash provided by: (1) the $3.0 million of net income; (2) the $1.5 million of non-cash charges for depreciation and amortization; and (3) the $2.8 million increase in accounts payable was primarily offset by the $7.8 million increase in total accounts receivable resulting from the Company’s revenue growth and, to a lesser extent, the $1.8 million decrease in accrued compensation and benefits.  Accounts receivable increased at a slightly faster pace than gross revenue primarily due to the timing of gross revenue resulting from the recording of subcontractor efforts on Exit Strategy contracts.  As in past years, it is expected that operating cash flows will increase during the remainder of fiscal 2005.

Investing activities used cash of approximately $4.8 million during the three months ended September 30, 2004, compared to $2.4 million for the same period last year, primarily because of the Company’s planned, temporary reduction in acquisitions in the prior period which has resumed in the current period.  The investments in the current period consisted of $3.3 million for acquisitions (approximately $2.0 million for current year acquisitions and approximately $1.3 million for additional purchase price payments related to acquisitions completed in prior years) and approximately $1.2 million of capital expenditures for additional information technology and other equipment to support business growth.  Also, the Company expects to make capital expenditures of approximately $4.0 million during the remainder of fiscal 2005.

Financing activities provided cash of approximately $4.0 million during the three months ended September 30, 2004, primarily from the net borrowings on the Company’s revolving credit facility to support operating and investing activities.

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a $60 million revolving credit facility to support operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and would be due and payable in March 2007 when the agreement expires, unless it is extended as management expects.  Borrowings under the agreement are collateralized by accounts receivable.  At September 30, 2004 outstanding borrowings pursuant to the agreement were $44.5 million, at an average interest rate of 3.7%, compared to $40.5 million outstanding borrowings at an average interest rate of 2.9% at June 30, 2004.  The increase in the average interest rate was related to the recent increases in the Federal Funds Rate.

The revolving credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including, but not limited to, the minimum ratio of adjusted EBITDA to interest expense, income taxes and the current portion of long-term debt, and the minimum ratio of adjusted current assets to adjusted total liabilities.  The Company was in compliance with all covenants as of September 30, 2004.

Management expects that the cash generated from operations, the cash on hand at September 30, 2004 and available borrowings under the revolving credit facility will be sufficient to meet the

Company’s cash requirements for currently anticipated activities.  If the Company pursues material acquisitions or investments in the future in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

Non-GAAP Measures

The Company’s discussion of financial results includes several measures not defined by U.S. GAAP.  The Company believes that these measures provide investors with additional information about the underlying results and trends of the Company.  When used in Management’s discussion, the Company has provided the comparable GAAP measure in the discussion.

Organic growth is a non-GAAP measure of NSR and operating income growth excluding the impacts of acquisitions from period-over-period comparisons.  The Company believes that this provides investors with a useful understanding of underlying NSR and operating income trends by providing growth on a constant basis.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 has been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount known at inception was not deemed to be fixed.  As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

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

Item 1.    Legal Proceedings

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

A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation in New Jersey Superior Court brought on behalf of individuals claiming damages for alleged injuries related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  The litigation is in early stages of discovery.  The Company’s subsidiary had a limited inspection role in connection with the construction, and management believes that it has meritorious defenses, is adequately insured and that this matter will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

A purported predecessor of a subsidiary of the Company has been named as one of over 50 defendants in a case filed in New York Supreme Court alleging personal injuries to one individual related to potential historical exposure to asbestos.  To date there has been minimal discovery in this case, and the Company does not believe it has any exposure.

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

10.3         Amended and Restated Revolving Credit Agreement, dated March 31, 2004, by and among TRC Companies, Inc. and subsidiaries and Wachovia Bank, National Association, as Sole Lead Arranger and Administrative Agent, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2004.

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

99            Independent Accountants’ Report.

(b)           Reports on Form 8-K

On August 17, 2004, the Company filed a report on Form 8-K attaching a news release regarding the Company’s financial results for the fourth fiscal quarter and year ended June 30, 2004.

On September 22, 2004, the Company filed a report on Form 8-K attaching a news release related to the election of a new Director of TRC Companies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

November 9, 2004	by:	/s/ Harold C. Elston, Jr.
Harold C. Elston, Jr.

Senior Vice President and Chief Financial Officer

(Chief Accounting Officer)