Form 10-Q
period 2004-12-31
TRC COMPANIES INC /DE/
filed 2005-02-14
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

On February 11, 2005 there were 14,208,747 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED DECEMBER 31, 2004

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2004	2003	2004	2003

Gross revenue	$95,760	$97,282	$185,417	$187,601
Less subcontractor costs and direct charges	37,128	36,990	66,444	70,743
Net service revenue	58,632	60,292	118,973	116,858

Operating costs and expenses:
Cost of services	49,725	50,078	99,927	97,536
General and administrative expenses	2,686	2,164	4,951	4,447
Depreciation and amortization	1,519	1,434	2,972	2,860
	53,930	53,676	107,850	104,843
Income from operations	4,702	6,616	11,123	12,015
Interest expense	470	365	893	739
Income before taxes	4,232	6,251	10,230	11,276
Federal and state income tax provision	1,735	2,563	4,194	4,573
Income before accounting change	2,497	3,688	6,036	6,703
Cumulative effect of accounting change, net of income taxes of $409	—	—	(589)	—
Net income	2,497	3,688	5,447	6,703
Dividends and accretion charges on preferred stock	178	204	401	371
Net income available to common shareholders	$2,319	$3,484	$5,046	$6,332

Basic earnings per common share:
Before accounting change	$0.17	$0.26	$0.40	$0.47
Cumulative effect of accounting change	—	—	(0.04)	—
	$0.17	$0.26	$0.36	$0.47

Diluted earnings per common share:
Before accounting change	$0.16	$0.24	$0.38	$0.44
Cumulative effect of accounting change	—	—	(0.04)	—
	$0.16	$0.24	$0.34	$0.44

Average shares outstanding:
Basic	13,991	13,583	13,949	13,541
Diluted	14,814	14,522	14,765	15,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
(in thousands, except share data)	2004	2004
ASSETS
Current assets:
Cash	$1,768	$3,468
Accounts receivable, less allowances for doubtful accounts (Note 9)	126,145	116,704
Insurance recoverable - environmental remediation (Note 14)	4,489	1,647
Deferred income tax benefits	1,177	312
Income taxes refundable	115	656
Prepaid expenses and other current assets	2,975	2,130
	136,669	124,917
Property and equipment, at cost	46,607	44,612
Less accumulated depreciation and amortization	29,886	27,569
	16,721	17,043
Goodwill (Note 7)	116,859	111,829
Investments in and advances to unconsolidated affiliates and construction joint ventures	6,936	7,030
Long-term insurance receivable (Note 9)	8,317	2,879
Long-term insurance recoverable - environmental remediation (Note 14)	33,623	13,358
Other assets (Note 7)	10,585	5,961
	$329,710	$283,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$1,229
Accounts payable	21,810	16,024
Accrued compensation and benefits	11,874	13,811
Billings in advance of revenue earned (Note 10)	11,493	6,338
Environmental remediation liability (Note 14)	4,489	1,647
Other accrued liabilities (Note 11)	11,643	8,014
	62,309	47,063
Non-current liabilities:
Long-term debt, net of current portion (Note 12)	43,442	41,398
Deferred income taxes	9,020	8,578
Long-term environmental remediation liability (Note 14)	33,623	13,358
	86,085	63,334

Convertible redeemable preferred stock (Note 13)	14,882	14,823

Commitments and contingencies (Note 14)

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 15,060,557 and 14,117,578 shares issued and outstanding, respectively, at December 31, 2004 and 14,837,657 and 13,894,678 shares issued and outstanding, respectively, at June 30, 2004	1,506	1,484
Additional paid-in capital	102,138	98,570
Retained earnings	65,687	60,640
	169,331	160,694
Less treasury stock, at cost	2,897	2,897
	166,434	157,797
	$329,710	$283,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
(in thousands)	2004	2003

Cash flows from operating activities:
Net income	$5,447	$6,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,972	2,860
Cumulative effect of accounting change	589	—
Provision for doubtful accounts	902	1,508
Change in deferred taxes and other non-cash items	(38)	(1,260)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (current and long-term)	(13,250)	(10,604)
Billings in advance of revenue earned	5,154	1,444
Insurance recoverable (current and long-term)	932	986
Prepaid expenses and other current assets	(676)	(32)
Accounts payable	5,671	1,362
Accrued compensation and benefits	(2,154)	1,623
Environmental remediation liability (current and long-term)	(932)	(986)
Income taxes payable	818	364
Other accrued liabilities	1,879	(349)
Net cash provided by operating activities	7,314	3,619

Cash flows from investing activities:
Additions to property and equipment	(2,200)	(2,140)
Acquisition of businesses, net of cash acquired	(8,088)	(2,395)
Investments in and advances to unconsolidated affiliates and construction joint ventures	(760)	(1,042)
Decrease (increase) in other assets, net	(25)	276
Net cash used in investing activities	(11,073)	(5,301)

Cash flows from financing activities:
Net borrowings under revolving credit facility	2,500	(1,100)
Payments on long-term debt and other	(744)	(909)
Proceeds from exercise of stock options and warrants	303	534
Proceeds from note receivable	—	146
Net cash provided by (used in) financing activities	2,059	(1,329)

Decrease in cash	(1,700)	(3,011)

Cash, beginning of period	3,468	5,120
Cash, end of period	$1,768	$2,109

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2004 and 2003

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

The Condensed Consolidated Balance Sheet at December 31, 2004 and the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2004 and the Condensed Statements of Cash Flows for the six months ended December 31, 2004 and 2003 have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, the financial statements are unaudited, but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2004.

2.             Change in Accounting for Investments

Effective July 1, 2004, the Company adopted the provisions of Emerging Issues Task Force (EITF) 03-16, “Accounting for Investments in Limited Liability Companies”, issued by the Financial Accounting Standards Board (FASB).  EITF 03-16 requires that investments in limited liability companies be accounted for similarly to a limited partnership investment.  As a result, investors are required to apply the equity method of accounting at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The new accounting guidance in EITF 03-16 required the Company to change its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method.  Accordingly, the Company recorded an adjustment in the three months ended September 30, 2004 for the cumulative effect of this change in accounting principle equal to its pro rata share of the energy savings company’s losses, up to the carrying amount, since making the investment in fiscal 2001.  The cumulative effect of the accounting change decreased net income for the six months ended December 31, 2004 by $589 (net of income taxes of $409) or $0.04 per diluted share.  Had the Company adopted EITF 03-16 as of July 1, 2003, it would have recorded no additional income or losses related to this investment, therefore application would have had no impact on net earnings of the Company.

3.             Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material impact on its results of operations in amounts not yet determinable.

In December 2004, the FASB issued Staff Position 109-1 (FSP 109-1), Application of FASB Statement No. 109 (FASB No. 109), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending June 30, 2006.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 have been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount at inception was not deemed to be fixed or known.  As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

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

For the three months ended December 31, 2004 and 2003 and the six months ended December 31, 2004, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”). Therefore, conversion was not assumed for purposes of computing diluted EPS, and as a result, 932, 848 and 930 shares were excluded from the calculation of diluted EPS for the three months ended December 31, 2004 and 2003 and for the six months ended December 31, 2004, respectively.  For the six months ended December 31, 2003, assumed conversion of the preferred stock was dilutive, and therefore, conversion was assumed for purposes of computing diluted EPS. The number of outstanding stock options and warrants excluded from the diluted EPS calculations, as they were anti-dilutive, were 857 and 694 for the three months ended December 31, 2004 and 2003, respectively, and 871 and 899 for the six months ended December 31, 2004 and 2003, respectively.  The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2004		2003
	Diluted	Basic	Diluted	Basic

Net income	$2,497	$2,497	$3,688	$3,688
Dividends and accretion charges on preferred stock	(178)	(178)	(204)	(204)
Net income available to common shareholders	$2,319	$2,319	$3,484	$3,484

Weighted average common shares outstanding	13,991	13,991	13,583	13,583
Potential common shares:
Stock options and warrants	737	—	850	—
Contingently issuable shares	86	—	89	—
Convertible preferred stock	—	—	—	—
Total potential common shares	14,814	13,991	14,522	13,583

Earnings per share	$0.16	$0.17	$0.24	$0.26

	Six Months Ended December 31,
	2004		2003
	Diluted	Basic	Diluted	Basic

Income before accounting change	$6,036	$6,036	$6,703	$6,703
Cumulative effect of accounting change	(589)	(589)	—	—
Net income	5,447	5,447	6,703	6,703
Dividends and accretion charges on preferred stock	(401)	(401)	—	(371)
Net income available to common shareholders	$5,046	$5,046	$6,703	$6,332

Weighted average common shares outstanding	13,949	13,949	13,541	13,541
Potential common shares:
Stock options and warrants	724	—	833	—
Contingently issuable shares	92	—	89	—
Convertible preferred stock	—	—	932	—
Total potential common shares	14,765	13,949	15,395	13,541

Earnings per share:
Before accounting change	$0.38	$0.40	$0.44	$0.47
Cumulative effect of accounting change	(0.04)	(0.04)	—	—
	$0.34	$0.36	$0.44	$0.47

5.             Stock Options

The Company has a non-qualified stock option plan for employees and directors which is described more fully in Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for stock options issued.  Accordingly, no compensation cost has been recognized for stock options issued as exercise prices were not less than the fair value of the common stock at the grant date.  If compensation costs for stock options issued had been determined based on the fair value at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma net income and EPS for the three and six months ended December 31, 2004 and 2003 would have been as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Income before accounting change	$2,497	$3,688	$6,036	$6,703
Cumulative effect of accounting change	—	—	(589)	—
Net income, as reported	2,497	3,688	5,447	6,703
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(203)	(718)	(418)	(992)
Net income, pro forma	$2,294	$2,970	$5,029	$5,711

Earnings per share, as reported:

Basic	$0.17	$0.26	$0.36	$0.47
Diluted	0.16	0.24	0.34	0.44

Earnings per share, pro forma:

Basic	$0.15	$0.20	$0.33	$0.39
Diluted	0.14	0.19	0.31	0.37

6.             Acquisitions

During the six months ended December 31, 2004, the Company completed the acquisition of five companies.  The total purchase price for these acquisitions was $7,717 (before contingent consideration), consisting of a combination of cash and common stock of the Company.  As a result of these acquisitions, goodwill of $901 and other intangible assets of $4,929 were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  The goodwill and intangible assets recorded in connection with these transactions are deductible for income tax purposes.  The Company may make additional payments for these acquisitions if certain financial objectives, primarily operating income targets, are achieved, with such payments resulting in additional goodwill.  The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”.  The impact of these acquisitions on operating results was not material; therefore, no pro forma information is presented.

During the six months ended December 31, 2004, the Company recorded additional purchase price payments of $4,187 related to acquisitions completed in prior years, including 87 shares of the Company’s common stock valued at $1,431, resulting in additional goodwill.  The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.  The Company also recorded an adjustment to purchase price allocation of $58 during the six months ended December 31, 2004 for an acquisition completed in prior years, with the amount of the adjustment decreasing goodwill.  At December 31, 2004 and June 30, 2004, the Company had liabilities for additional purchase price payments of $3,276 and $2,439, respectively.  These amounts are included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets.

7.             Goodwill and Intangible Assets

At December 31, 2004, the Company had $116,859 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually.  The assessment of goodwill involves the estimation of the fair value of the Company’s one reporting unit as defined by SFAS No. 142.

In performing its goodwill assessment, the Company relies on a number of factors including the current market capitalization, operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  Management will complete the current fiscal year’s assessment during the third quarter of fiscal 2005 based on information as of the December 31, 2004 assessment date. There has been no indication of impairment. As part of the annual goodwill assessment, the Company will obtain an independent valuation of its reporting unit and assess such valuation relative to the carrying value.  There can be no assurance that future events will not result in impairment of goodwill or other assets.

The changes in the carrying amount of goodwill for the six months ended December 31, 2004 and the year ended June 30, 2004 are as follows:

	December 31, 2004	June 30, 2004
Goodwill, beginning of period	$111,829	$102,748
Current period acquisitions	901	627
Additional purchase price payments - prior year acquisitions	4,187	8,450
Other purchase price adjustments	(58)	4
Goodwill, end of period	$116,859	$111,829

Identifiable intangible assets as of December 31, 2004 and June 30, 2004 are included in Other Assets on the Condensed Consolidated Balance Sheets and were comprised of:

	December 31, 2004		June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$1,554	$1,325	$1,241	$1,147
Customer relationships	7,295	461	3,207	317
Other	100	54	100	46
	8,949	1,840	4,548	1,510
Identifiable intangible assets with indefinite lives:
Trade names	2,170	—	1,642	—
Other	726	300	726	300
	2,896	300	2,368	300
	$11,845	$2,140	$6,916	$1,810

Identifiable intangible assets are amortized over the weighted average periods of three to 24 months for contract backlog assets, 15 years for customer relationship assets and six years for other assets. The amortization of intangible assets during the three months ended December 31, 2004 and 2003 was $189 and $131, respectively.  The amortization of intangible assets during the six months ended December 31, 2004 and 2003 was $330 and $315, respectively.  Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2005 - $469; fiscal 2006 - $508; fiscal 2007 - $508; fiscal 2008 - $490; fiscal 2009 - $486; fiscal 2010 and thereafter - $4,649.  These estimates do not reflect the impact of any future acquisitions.

8.             Changes in Contract Estimates

In the ordinary course of periodically updating the estimates to complete certain Exit Strategy contracts, the Company substantially decreased the estimated cost on one contract, and on another contract, the Company substantially increased the estimated cost.  Costs in excess of the original contract value, are recoverable from a finite risk cost cap insurance policy at a lower profit margin.  The net effect of these changes in estimates resulted in an increase in both net service revenue and operating income of approximately $1,003 for the three months ended September 30, 2004 and $1,005 for the six months ended December 31, 2004.

9.             Accounts Receivable

The current portion of accounts receivable at December 31, 2004 and June 30, 2004 was comprised of the following:

	December 31,	June 30,
	2004	2004

Billed	$84,576	$77,017
Unbilled	46,185	45,180
Retainage	5,373	4,239
	136,134	126,436

Less allowances for doubtful accounts	9,989	9,732
	$126,145	$116,704

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that substantially all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the customer which, pursuant to contract terms, are due at completion.

The Long-Term Insurance Receivables at December 31, 2004 and June 30, 2004 of $8,317 and $2,879, respectively, relate to unbilled amounts on Exit Strategy contracts and represent amounts held by the insurance company which are released as work on a project is completed.

10.           Billings in Advance of Revenue Earned

Billings in Advance of Revenue Earned represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed.  These advance payments primarily relate to the Company’s Exit Strategy program.

11.           Other Accrued Liabilities

At December 31, 2004 and June 30, 2004, Other Accrued Liabilities was comprised of the following:

	December 31, 2004	June 30, 2004
Additional purchase price payments	$3,276	$2,439
Contract costs	3,518	1,935
Lease obligations	1,707	1,658
Other	3,142	1,982
	$11,643	$8,014

12.           Debt

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a $60,000 revolving credit facility to support operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and would be due and payable in March 2007 when the agreement expires, unless it is extended as management expects.  Borrowings under the agreement are collateralized by accounts receivable.  At December 31, 2004 borrowings pursuant to the agreement were $43,000 at an average interest rate of 3.9%, compared to $40,500 of borrowings at an average interest rate of 2.9% at June 30, 2004.

The credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay cash dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including, but not limited to, the minimum ratio of adjusted EBITDA to interest expense, income taxes and the current portion of long-term debt, and the minimum ratio of adjusted current assets to adjusted total liabilities.  The Company was in compliance with all covenants as of December 31, 2004.

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

For purposes of calculating diluted EPS the Company includes, if dilutive, the greater of (1) the potential number of common shares issued assuming conversion or (2) the potential number of common shares issued assuming redemption. See Note 4 beginning on page 8 of this report for the number of contingently issuable shares included in diluted EPS during the three and six months ended December 31, 2004 and 2003.

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

Four Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the sites.  The Company’s expected remediation costs (Current and Long-Term Environmental Remediation Liability items in the Condensed Consolidated Balance Sheets) are fully funded by the contract price received and are fully insured by an environmental remediation cost cap policy (Current and Long-Term Insurance Recoverable items in the Condensed Consolidated Balance Sheets).  At December 31, 2004, the remediation for one of the projects was complete and the Company had begun long-term maintenance and monitoring at that site.  During the six months ended December 31, 2004, the Company recorded, as non-cash transactions, environmental remediation liabilities of approximately $24 million and corresponding insurance recoverables related to two new Exit Strategy contracts where the Company entered into additional consent decrees related to the assumption of environmental liabilities.

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

Three and Six Months Ended December 31, 2004 and 2003

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

Allowances for doubtful accounts:  Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of our customers to make required payments.  Allowances for doubtful accounts have been determined through reviews of specific amounts deemed to be uncollectible, potential write-offs as a result of customers who have filed for bankruptcy protection, plus an allowance for other amounts for which some loss is determined to be probable based on current circumstances.  If the financial condition of customers or the Company’s assessment as to collectibility were to change, adjustments to the allowances may be required.

Income taxes:  At December 31, 2004, the Company had approximately $6.2 million of gross deferred income tax benefits.  The realization of a portion of these benefits is dependent on the Company’s estimates of future taxable income and its tax planning strategies.  A $0.5 million valuation allowance has been recorded in relation to certain state loss carryforwards, which will more likely than not expire unused.  Management believes that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits. However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At December 31, 2004, the Company had approximately $116.9 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

In performing its goodwill assessment, the Company relies on a number of factors including the current market capitalization, operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of goodwill may be overstated or understated.  Management will complete the current fiscal year’s assessment during the third quarter of fiscal 2005 based on information as of the December 31, 2004 assessment date. There has been no indication of impairment. As part of the annual goodwill assessment, the Company will obtain an independent valuation of its reporting unit and assess such valuation relative to the carrying value.  There can be no assurance that future events will not result in impairment of goodwill or other assets.

Results of Operations

Results for the first half of fiscal 2005 reflect a continuation of the economic and industry trends we have seen over the last several quarters. State and local government budgets remain somewhat soft, and these constraints appear to be limiting project expenditures. Ongoing delays in the passage of the successor bill to the Transportation Equity Act for the 21st Century are exacerbating state reluctance to initiate the planning, design and construction of new transportation projects. We anticipate the passage of a new transportation bill in fiscal 2005, and a ramping-up of state transportation expenditures in the wake of passage of this bill.  Although we are seeing indications of the recovery in spending by our industrial clients, many remain cautious regarding spending on new  capital projects. Continued low interest rates are driving demand for our commercial land development and redevelopment services, including brownfields development. We see ongoing strength in this market, in part driven by our geographic focus in areas where demand is growing but supply of land and housing is constrained and in areas where there is significant population growth.  High energy prices and favorable energy legislation are supporting the continued interest in various energy production and distribution projects, including wind energy projects and evaluation of various options for importing LNG into the U.S.

The Company derives its revenue from fees for providing engineering and consulting services.  The types of contracts with our customers and the approximate percentage of Net Service Revenue (NSR) for the six months ended December 31, 2004 from each contract type are as follows:

•	Time and material	51%
•	Fixed price or lump sum	32%
•	Cost reimbursable	17%

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

The following table presents the percentage relationships of items in the Condensed Consolidated Statements of Income to NSR:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net service revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	84.8	83.0	84.0	83.5
General and administrative expenses	4.6	3.6	4.2	3.8
Depreciation and amortization	2.6	2.4	2.5	2.4
Income from operations	8.0	11.0	9.3	10.3
Interest expense	0.8	0.6	0.7	0.7
Income before taxes	7.2	10.4	8.6	9.6
Federal and state income tax provision	2.9	4.3	3.5	3.9
Income before accounting change	4.3	6.1	5.1	5.7
Cummulative effect of accounting change	—	—	(0.5)	—
Net income	4.3	6.1	4.6	5.7
Dividends and accretion charges on preferred stock	0.3	0.3	0.4	0.3
Net income available to common shareholders	4.0%	5.8%	4.2%	5.4%

Gross revenue decreased $1.5 million, or 1.5%, to $95.8 million during the three months ended December 31, 2004, from $97.3 million in the same period last year.  Gross revenue decreased $2.2 million, or 1.2%, to $185.4 million during the six months ended December 31, 2004, from $187.6 million in the same period last year.  The decreases were primarily related to delays in certain business activities discussed below.

NSR decreased $1.7 million, or 2.8%, to $58.6 million during the three months ended December 31, 2004, from $60.3 million during the same period last year.  NSR increased $2.1 million, or 1.8%, to $119.0 million during the six months ended December 31, 2004, from $116.9 million during the same period last year.  Organic activities (existing business) provided $0.3 million or 13% of NSR growth for the six months ended December 31, 2004, and acquisitions provided the remaining $1.8 million or 87% of the NSR growth for the period.  Management continues to have an objective to balance organic and acquisition growth over the long-term.  For example, during the three months ended September 30, 2004, organic activities provided $3.3 million or 88% of NSR growth and acquisitions provided the remaining $0.5 million or 12% of the NSR growth.  Acquisition growth was purposely limited in the six months ended December 31, 2003 because during that fiscal year management focused on improving efficiencies in the overall core business as opposed to evaluating and implementing acquisitions.  NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.

NSR from organic activities decreased during the three months ended December 31, 2004 compared to the same period last year, primarily due to the temporary postponement of several large government-related emissions tests and the unexpected softness in the transportation market which resulted in an estimated NSR and operating income decrease of approximately $1.8 million.  The impact of these delays was partially offset by adjustments to the estimates at completion on certain Exit Strategy contracts which contributed approximately $1.0 million to NSR and operating income during the six months ended December 31, 2004.

Costs of services decreased $0.4 million, or 0.7%, to $49.7 million for the three months ended December 31, 2004, from $50.1 million during the same period last year.  Costs of services increased $2.4 million, or 2.5%, to $99.9 million for the six months ended December 31, 2004, from $97.5 million during the same period last year.  As a percentage of NSR, cost of services increased to 84.8% from 83.0% and to 84.0% from 83.5% for the three and six month periods ended December 31, 2004, respectively, when compared to the same periods last year.  The increase in the percentage for the three months ended December 31, 2004 was primarily attributed to the decrease in NSR from organic activities, which is discussed above, and the resulting increase in non-billable labor costs.

General and administrative expenses (G&A) increased $0.5 million, or 24.1%, to $2.7 million for the three months ended December 31, 2004, from $2.2 million during the same period last year.  G&A increased $0.5 million, or 11.3%, to $4.9 million for the six months ended December 31, 2004, from $4.4 million during the same period last year.  G&A for the three months ended December 31, 2004, includes approximately $0.4 million of costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  As a percentage of NSR, G&A increased to 4.6% from 3.6% and to 4.2% from 3.8% for the three and six month periods ended December 31, 2004, respectively, when compared to the same periods last year.

Depreciation and amortization expense increased $0.1 million, or 5.9%, to $1.5 million for the three months ended December 31, 2004, from $1.4 million during the same period last year.    Depreciation and amortization expense increased $0.1 million, or 3.9%, to $3.0 million for the six months ended December 31, 2004, from $2.9 million during the same period last year.  As a percentage of NSR, depreciation and amortization expense increased to 2.6% from 2.4% and to 2.5% from 2.4% for the three and six month periods ended December 31, 2004, respectively, when compared to the same periods last year.

As a result of the above factors, income from operations decreased by $1.9 million to $4.7 million during the three months ended December 31, 2004, from $6.6 million in the same period last year.  Income from operations decreased by $0.9 million to $11.1 million during the six months ended December 31, 2004, from $12.0 million in the same period last year.  For the six months ended December 31, 2004, operating income from organic activities decreased $1.0 million, while operating income from acquisitions was $0.1 million.

In October 2004, the Company exercised an option to redeem its investment in an environmental liability management company formed by a customer.  As a result, the Company will receive $0.9 million and expects to recognize a gain of $0.8 million, net of its initial investment, in the quarter ending March 31, 2005 as non-operating income.  The amount earned was related to cost savings generated on an environmental remediation program.

The provision for federal and state income taxes reflects an effective rate of 41.0% for the three and six months ended December 31, 2004 compared to an effective rate of 41.0% and 40.5%, respectively, for the same period last year.  This increase was primarily due to higher state income taxes.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

The Company changed its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method, effective July 1, 2004.  The cumulative effect of the accounting change decreased net income for the six months ended December 31, 2004 by $589 (net of income taxes of $409) or $0.04 per diluted share.  Had the Company adopted Emerging Issues Task Force 03-16 as of July 1, 2003, it would have recorded no additional income or losses related to this investment, therefore application would have had no impact on net earnings of the Company.  See Note 2 to the Notes to the Condensed Consolidated Financial Statements on page 6 of this report for a further discussion of this item.

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

Cash flows provided by operating activities for the six months ended December 31, 2004 were $7.3 million, compared to $3.6 million during the same period last year.  During the six months ended December 31, 2004, the cash provided by: (1) the $5.4 million of net income; (2) the $3.0 million of non-cash charges for depreciation and amortization; (3) the $5.2 million increase in billings in advance of revenue earned; and (4) the $5.7 million increase in accounts payable was primarily offset by the $13.3 million increase in total accounts receivable resulting from the Company’s revenue growth and, to a lesser extent, the $2.2 million decrease in accrued compensation and benefits.  Accounts receivable increased at a slightly faster pace than gross revenue primarily due to the timing of gross revenue resulting from the recording of subcontractor efforts on Exit Strategy and other construction contracts.

Investing activities used cash of approximately $11.1 million during the six months ended December 31, 2004, compared to $5.3 million during the same period last year, primarily because of the Company’s planned, temporary reduction in acquisitions in the prior period.  The investments in the current period consisted of $8.1 million for acquisitions (approximately $6.1 million for current year acquisitions and approximately $2.0 million for additional purchase price payments related to acquisitions completed in prior years) and approximately $2.2 million of capital expenditures for additional information technology and other equipment to support business growth.  Also, the Company expects to make capital expenditures of approximately $2.5 million during the remainder of fiscal 2005.

Financing activities provided cash of approximately $2.1 million during the six months ended December 31, 2004, primarily from the net borrowings on the Company’s revolving credit facility to support operating and investing activities.

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a $60.0 million revolving credit facility to support operating and investing activities.  Borrowings under the agreement bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and would be due and payable in March 2007 when the agreement expires, unless it is extended as management expects.  Borrowings under the agreement are collateralized by accounts receivable.  At December 31, 2004 borrowings pursuant to the agreement were $43.0 million at an average interest rate of 3.9%, compared to $40.5 million of borrowings at an average interest rate of 2.9% at June 30, 2004.  The increase in the average interest rate was related to the recent increases in the Federal Funds Rate.

The revolving credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including, but not limited to, the minimum ratio of adjusted EBITDA to interest expense, income taxes and the current portion of long-term debt, and the minimum ratio of adjusted current assets to adjusted total liabilities.  The Company was in compliance with all covenants as of December 31, 2004.

Management expects that the cash generated from operations, the cash on hand at December 31, 2004 and available borrowings under the revolving credit facility will be sufficient to meet the Company’s cash requirements for currently anticipated activities.  If the Company pursues material acquisitions or investments in the future in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

Non-GAAP Measures

The Company’s discussion of financial results includes several measures not defined by U.S. GAAP.  The Company believes that these measures provide investors with additional information about the underlying results and trends of the Company.  When used in Management’s discussion, the Company has provided the comparable GAAP measure in the discussion.

Organic growth is a non-GAAP measure of NSR growth as is operating income growth excluding the impacts of acquisitions from period-over-period comparisons.  The Company believes that this provides investors with a useful understanding of underlying NSR and operating income trends by providing growth on a constant basis.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-

value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material impact on its results of operations in amounts not yet determinable.

In December 2004, the FASB issued Staff Position 109-1 (FSP 109-1), Application of FASB Statement No. 109 (FASB No. 109), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending June 30, 2006.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 have been deferred for an indefinite period.  The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position.  The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount known at inception was not deemed to be fixed.  As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.  The Company is currently reviewing the deferred provisions and assessing their impact.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies.  The Company carries liability insurance, including professional liability insurance, against such claims subject to certain deductibles and policy limits.  Management is of the opinion that the resolution of these claims and lawsuits (including the one described immediately below) will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2004, the Company issued an aggregate of 128,141 shares of unregistered common stock with a market value of $2,232,758 as part of the consideration paid on acquisitions completed in the current quarter and additional consideration earned in the current period on acquisitions completed in prior years.  In addition, the Company issued 8,721 shares of unregistered common stock with a market value of $148,257 in lieu of the quarterly cash dividend on its Convertible Redeemable Preferred Stock.  All such shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on November 19, 2004.  Proxies for the meeting were solicited pursuant to Regulation 14A.  At the meeting, the following matters were voted upon:

All nominees for director were elected for the ensuing yeaDividends and accretion chargesr as follows:

Director	Votes in Favor	Votes Withheld
Friedrich K. M. Bohm	11,782,943	287,070
Richard D. Ellison	11,772,439	297,574
Edward G. Jepsen	11,752,078	317,935
Edward W. Large	11,749,486	320,527
John M.F. MacDonald	11,759,529	310,484
J. Jeffrey McNealey	11,711,578	358,435

The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2005.  The proposal was adopted as 11,806,166 shares voted for the proposal and 37,120 shares voted against it, with 226,727 shares abstaining.

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

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99	Independent Registered Public Accounting Firm’s Report.

(b)           Reports on Form 8-K

On November 1, 2004, the Company filed a report on Form 8-K attaching a news release regarding the Company’s financial results for the first fiscal quarter ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

February 14, 2005	by:	/s/ Harold C. Elston, Jr.
Harold C. Elston, Jr.

Senior Vice President and Chief Financial Officer

(Chief Accounting Officer)