Form 10-Q
period 2005-03-31
TRC COMPANIES INC /DE/
filed 2005-05-16
CIK 103096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

On May 13, 2005 there were 14,306,239 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
(in thousands, except per share data)

Gross revenue	$98,879	$86,927	$284,296	$274,528
Less subcontractor costs and direct charges	37,981	31,240	104,425	101,983
Net service revenue	60,898	55,687	179,871	172,545

Operating costs and expenses:
Cost of services	55,848	46,763	155,560	144,354
General and administrative expenses	3,540	2,056	8,491	6,503
Depreciation and amortization	1,776	1,463	4,748	4,323
	61,164	50,282	168,799	155,180
Income (loss) from operations	(266)	5,405	11,072	17,365
Interest expense	692	361	1,585	1,099
Income (loss) before taxes	(958)	5,044	9,487	16,266
Federal and state income tax provision (benefit)	(393)	2,068	3,889	6,619
Income (loss) before equity earnings and accounting change	(565)	2,976	5,598	9,647
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	422	(336)	295	(304)
Income (loss) before accounting change	(143)	2,640	5,893	9,343
Cumulative effect of accounting change, net of taxes of $409	—	—	(589)	—
Net income (loss)	(143)	2,640	5,304	9,343
Dividends and accretion charges on preferred stock	175	180	575	551
Net income (loss) applicable to common shareholders	$(318)	$2,460	$4,729	$8,792

Basic earnings (loss) per common share:
Before accounting change	$(0.02)	$0.18	$0.38	$0.65
Cumulative effect of accounting change	—	—	(0.04)	—
	$(0.02)	$0.18	$0.34	$0.65

Diluted earnings (loss) per common share:
Before accounting change	$(0.02)	$0.17	$0.36	$0.61
Cumulative effect of accounting change	—	—	(0.04)	—
	$(0.02)	$0.17	$0.32	$0.61

Average shares outstanding:
Basic	14,181	13,801	14,025	13,627
Diluted	14,181	14,658	14,795	15,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2005	2004
(in thousands, except share data)
ASSETS
Current assets:
Cash	$3,414	$3,468
Accounts receivable, less allowances for doubtful accounts (Note 9)	139,958	116,704
Insurance recoverable - environmental remediation (Note 14)	4,769	1,647
Deferred income tax benefits	1,302	312
Income taxes refundable	983	656
Prepaid expenses and other current assets	3,860	2,130
	154,286	124,917

Property and equipment, at cost	47,852	44,612
Less accumulated depreciation and amortization	30,152	27,569
	17,700	17,043
Goodwill (Note 7)	120,836	111,829
Investments in and advances to unconsolidated affiliates and construction joint ventures	6,773	7,030
Long-term insurance receivable (Note 9)	8,556	2,879
Long-term insurance recoverable - environmental remediation (Note 14)	34,369	13,358
Other assets (Note 7)	15,665	5,961
	$358,185	$283,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 12)	$57,787	$1,229
Accounts payable	26,658	16,024
Accrued compensation and benefits	12,188	13,811
Billings in advance of revenue earned (Note 10)	13,323	6,338
Environmental remediation liability (Note 14)	4,769	1,647
Other accrued liabilities (Note 11)	15,315	8,014
	130,040	47,063
Non-current liabilities:
Long-term debt, net of current portion (Note 12)	2,034	41,398
Deferred income tax liabilities	9,386	8,578
Long-term environmental remediation liability (Note 14)	34,369	13,358
	45,789	63,334

Convertible redeemable preferred stock (Note 13)	14,912	14,823

Commitments and contingencies (Note 14)

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—

Common, $.10 par value; 30,000,000 shares authorized, 15,171,900 and 14,228,921 shares issued and outstanding, respectively, at March 31, 2005 and 14,837,657 and 13,894,678 shares issued and outstanding, respectively, at June 30, 2004	1,517	1,484
Additional paid-in capital	103,455	98,570
Retained earnings	65,369	60,640
	170,341	160,694
Less treasury stock, at cost	2,897	2,897
	167,444	157,797
	$358,185	$283,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
(in thousands)

Cash flows from operating activities:
Net income	$5,304	$9,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,747	4,323
Cumulative effect of accounting change	589	—
Provision for doubtful accounts	1,205	2,219
Change in deferred taxes and other non-cash items	388	357
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (current and long-term)	(23,421)	(13,883)
Billings in advance of revenue earned	6,946	1,859
Insurance recoverable (current and long-term)	1,617	1,388
Prepaid expenses and other current assets	(1,406)	(369)
Accounts payable	9,064	1,006
Accrued compensation and benefits	(2,319)	(492)
Environmental remediation liability (current and long-term)	(1,617)	(1,388)
Income taxes payable	234	(594)
Other accrued liabilities	4,227	(479)
Net cash provided by operating activities	5,558	3,290

Cash flows from investing activities:
Additions to property and equipment	(3,880)	(3,376)
Acquisition of businesses, net of cash acquired	(15,200)	(4,734)
Investments in and advances to unconsolidated affiliates and construction joint ventures	(764)	(1,879)
Decrease (increase) in other assets, net	(5)	253
Net cash used in investing activities	(19,849)	(9,736)

Cash flows from financing activities:
Net borrowings under revolving credit facility	14,700	3,500
Payments on long-term debt and other	(1,219)	(1,650)
Proceeds from exercise of stock options and warrants	756	1,306
Proceeds from note receivable	—	146
Net cash provided by financing activities	14,237	3,302

Decrease in cash	(54)	(3,144)

Cash, beginning of period	3,468	5,120
Cash, end of period	$3,414	$1,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005 and 2004

(in thousands, except per share data)

1.                                       Company Background and Basis of Presentation

TRC Companies, Inc. (“the Company”) is a customer-focused company that creates and implements sophisticated and innovative solutions to the challenges facing America’s environmental, energy and infrastructure markets.  The Company conducts its activities under one business segment which involves providing engineering and consulting services to commercial organizations and governmental agencies primarily in the United States of America.

The condensed consolidated financial statements include the Company and its subsidiaries after elimination of intercompany accounts and transactions.  Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.  Investments in which the Company does not have the ability to exercise significant influence are accounted for by the cost method.  Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties.  The Company recognizes its proportional share of such joint venture revenue, costs and operating profits in its Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2005, the Company determined that equity in earnings from unconsolidated affiliates was material to the overall financial statements.  As a result, pursuant to Rule 7-04 of SEC Regulation S-X, the Company presented equity in earnings (losses) from unconsolidated affiliates, net of income taxes, as a separate income statement line that is not included in income from operations.  This had no effect on consolidated net income, net cash flows and equity.  All periods presented have been adjusted to reflect this change in presentation.

The Condensed Consolidated Balance Sheet at March 31, 2005 and the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2005 and 2004 and the Condensed Statements of Cash Flows for the nine months ended March 31, 2005 and 2004 have been prepared pursuant to the interim period reporting requirements of Form 10-Q.  Consequently, the financial statements are unaudited, but, in the opinion of the Company, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2004.

2.                                       Change in Accounting for Investments

Effective July 1, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 03-16, “Accounting for Investments in Limited Liability Companies”, issued by the Financial Accounting Standards Board (“FASB”).  EITF 03-16 requires that investments in limited liability companies be accounted for similarly to a limited partnership investment.  As a result, investors are required to apply the equity method of accounting at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The new accounting guidance in EITF 03-16 required the Company to change its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method.  Accordingly, the Company recorded an adjustment in the three months ended September 30, 2004 for the cumulative effect of this change in accounting principle equal to its pro rata share of the energy savings company’s losses, up to the carrying amount, since making the investment in fiscal 2001.  The cumulative effect of the accounting change decreased net income for the nine months ended March 31, 2005 by $589 (net of income taxes of $409) or $0.04 per diluted share.

3.                                       Recently Issued Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”).  The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event.  FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists.  FIN No. 47 is effective for fiscal years ending after December 31, 2005, and the Company does not believe this interpretation will have a material impact on its financial results.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123.  As modified by the SEC in April 2005, the revised statement is effective at the beginning of the first fiscal year beginning after June 15, 2005. SFAS No. 123R must be applied to new awards and previously granted awards that are not fully vested on the effective date.  The Company currently accounts for stock-based compensation using the intrinsic value method.  Accordingly, compensation cost for previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R.  However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 on page 11 of this report.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption.  While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $616 and $932 during the nine months ended March 31, 2005 and 2004, respectively.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) to provide the SEC staff’s views and guidance in applying the provisions of SFAS No. 123R.  SAB No. 107 was issued to assist companies with the initial implementation of SFAS No. 123R, express the SEC’s views on the interaction between SFAS No. 123R and certain SEC rules and regulations, and provide interpretations regarding the valuation of share-based payment arrangements for public companies.  The Company will apply the new guidance provided in SAB No. 107 prospectively and the Company does not believe that applying the new guidance will have any impact on its financial results.

In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities.  When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income.  FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return.  Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending June 30, 2006.

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

4.                                     Earnings per Share

Earnings per share (“EPS”) is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”.  Basic EPS is determined as net income (loss) applicable to common shareholders divided by the weighted average common shares outstanding during the period.  Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company’s preferred stock.  For purposes of computing diluted EPS the Company uses the treasury stock method.  Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.

For the three months ended March 31, 2005, the Company reported a net loss; therefore, diluted EPS was equal to basic EPS.  For the three months ended March 31, 2004 and the nine months ended March 31, 2005, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”).  Therefore, conversion was not assumed for purposes of computing diluted EPS, and as a result, 814 and 930 shares were excluded from the calculation of diluted EPS for the three months ended March 31, 2004 and for the nine months ended March 31, 2005, respectively.  For the nine months ended March 31, 2004, assumed conversion of the preferred stock was dilutive, therefore, conversion was assumed for purposes of computing diluted EPS.  The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) were 644 for the three months ended March 31, 2004, and 788 and 664 for the nine months ended March 31, 2005 and 2004, respectively.  The following tables set forth the computations of basic and diluted EPS:

	Three Months Ended March 31,
	2005		2004
	Diluted	Basic	Diluted	Basic

Net income (loss)	$(143)	$(143)	$2,640	$2,640
Dividends and accretion charges on preferred stock	(175)	(175)	(180)	(180)
Net income (loss) applicable to common shareholders	$(318)	$(318)	$2,460	$2,460

Weighted average common shares outstanding	14,181	14,181	13,801	13,801
Potential common shares:
Stock options and warrants	—	—	841	—
Contingently issuable shares	—	—	16	—
Convertible preferred stock	—	—	—	—
Total potential common shares	14,181	14,181	14,658	13,801

Earnings (loss) per share	$(0.02)	$(0.02)	$0.17	$0.18

	Nine Months Ended March 31,
	2005		2004
	Diluted	Basic	Diluted	Basic

Income before accounting change	$5,893	$5,893	$9,343	$9,343
Cumulative effect of accounting change	(589)	(589)	—	—
Net income	5,304	5,304	9,343	9,343
Dividends and accretion charges on preferred stock	(575)	(575)	—	(551)
Net income applicable to common shareholders	$4,729	$4,729	$9,343	$8,792

Weighted average common shares outstanding	14,025	14,025	13,627	13,627
Potential common shares:
Stock options and warrants	692	—	804	—
Contingently issuable shares	78	—	79	—
Convertible preferred stock	—	—	932	—
Total potential common shares	14,795	14,025	15,442	13,627

Earnings per share:
Before accounting change	$0.36	$0.38	$0.61	$0.65
Cumulative effect of accounting change	(0.04)	(0.04)	—	—
	$0.32	$0.34	$0.61	$0.65

5.             Stock Options

The Company has a non-qualified stock option plan for employees and directors which is described more fully in Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for stock options issued.  Accordingly, no compensation cost has been recognized for stock options issued as exercise prices were not less than the fair value of the common stock at the grant date.  If compensation costs for stock options issued had been determined based on the fair value at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma net income (loss) and EPS for the three and nine months ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Income (loss) before accounting change	$(143)	$2,640	$5,893	$9,343
Cumulative effect of accounting change	—	—	(589)	—
Net income (loss), as reported	(143)	2,640	5,304	9,343
Dividends and accretion charges on preferred stock	175	180	575	551
Net income (loss) applicable to common shareholders, as reported	(318)	2,460	4,729	8,792
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(553)	(218)	(970)	(1,211)
Net income (loss), pro forma	$(696)	$2,422	$4,334	$8,132

Net income (loss) applicable to common shareholders , pro forma	$(871)	$2,242	$3,759	$7,581

Earnings (loss) per share, as reported:

Basic	$(0.02)	$0.18	$0.34	$0.65
Diluted	(0.02)	0.17	0.32	0.61

Earnings (loss) per share, pro forma:

Basic	$(0.06)	$0.16	$0.27	$0.56
Diluted	(0.06)	0.15	0.25	0.52

6.             Acquisitions

During the nine months ended March 31, 2005, the Company completed eight acquisitions.  The two largest acquisitions consummated were Pacific Land Design, Inc. (“PacLand”) and Environomics, LLC (“Environomics”) which are discussed below.

Environomics provides high-level consulting for indoor air quality mold issues for existing and new construction. A key aspect of Environomics’ business model is its involvement in identifying procedures for building owners and contractors to allow them to minimize the potential for indoor air quality issues in new or remodeled facilities.  The initial purchase price of $4,134 (before contingent consideration) consisted of cash of $3,369 (net of cash acquired) and approximately 43 shares of the Company’s common stock valued at $765.  As a result of this acquisition, goodwill of $655 and other intangible assets of $1,673 were recorded.  The preliminary purchase price allocations have been completed, however it is anticipated that there will be changes to the preliminary allocations as fair values of property, equipment and intangible assets are finalized.  Any such changes are not expected to have a material impact on the results of operations or financial condition of the Company in future periods.  This acquisition was completed in December 2004.

PacLand provides site planning, land use and environmental entitlement, civil engineering, and traffic and transportation design consulting for large-scale commercial land owners, private developers, REITs and national retailers.  The initial purchase price of $6,946 (before contingent consideration) consisted of cash of $4,621 and three-year promissory notes totaling $2,325.  As a result of this acquisition, goodwill of $443 and other intangible assets of $4,840 were recorded.  The preliminary purchase price allocations have been completed, however it is anticipated that there will be changes to the preliminary allocations as fair values of property, equipment and intangible assets are finalized.  Any such changes are not expected to have a material impact on the results of operations or financial condition of the Company in future periods.  This acquisition was completed in January 2005.

The total purchase price for the eight acquisitions completed during the nine months ended March 31, 2005, was $18,820 (before contingent consideration), consisting of a combination of cash, promissory notes and common stock of the Company.  As a result of these acquisitions, goodwill of $3,246 and other intangible assets of $10,393 were recorded.  The goodwill and intangible assets recorded in connection with these transactions are deductible for income tax purposes.  The Company may make additional payments for these acquisitions if certain financial objectives, primarily operating income targets, are achieved, with such payments resulting in additional goodwill.  The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” and the allocation of identifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.  The impact of these acquisitions on operating results was not material; therefore, no pro forma information is presented.

During the nine months ended March 31, 2005, the Company recorded additional purchase price payments of $5,819 related to acquisitions completed in prior years, including 75 shares of the Company’s common stock valued at $1,182, resulting in additional goodwill.  The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.  The Company also recorded an adjustment to purchase price allocation of $58 during the nine months ended March 31, 2005 for an acquisition completed in prior years, with the amount of the adjustment decreasing goodwill.  At March 31, 2005 and June 30, 2004, the Company had liabilities for additional purchase price payments of $4,644 and $2,439, respectively.  These amounts are included in Other Accrued Liabilities on the Condensed Consolidated Balance Sheets.

7.                                       Goodwill and Intangible Assets

At March 31, 2005, the Company had $120,836 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually.  The assessment of goodwill involves the estimation of the fair value of the Company’s one reporting unit as defined by SFAS No. 142.

In performing its goodwill assessment, the Company relies on a number of factors including the current market capitalization, operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  Management completed this assessment during the third quarter of fiscal 2005 based on information as of the December 31, 2004 assessment date and determined that no impairment existed. No indications of impairment existed at March 31, 2005.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005 and the year ended June 30, 2004 are as follows:

	March 31,	June 30,
	2005	2004
Goodwill, beginning of period	$111,829	$102,748
Current period acquisitions	3,246	627
Additional purchase price payments - prior year acquisitions	5,819	8,450
Other purchase price adjustments	(58)	4
Goodwill, end of period	$120,836	$111,829

Identifiable intangible assets as of March 31, 2005 and June 30, 2004 are included in Other Assets on the Condensed Consolidated Balance Sheets and were comprised of:

	March 31, 2005		June 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$2,270	$1,460	$1,241	$1,147
Customer relationships	11,339	681	3,207	317
Other	100	58	100	46
	13,709	2,199	4,548	1,510
Identifiable intangible assets with indefinite lives:
Trade names	2,797	17	1,642	—
Other	803	305	726	300
	3,600	322	2,368	300
	$17,309	$2,521	$6,916	$1,810

Identifiable intangible assets are amortized over the weighted average periods of three to 36 months for contract backlog, 10 to 15 years for customer relationships, 15 years for trade names and trade marks and up to six years for other assets. The amortization of intangible assets during the three months ended March 31, 2005 and 2004 was $381 and $148, respectively.  The amortization of intangible assets during the nine months ended March 31, 2005 and 2004 was $711 and $463, respectively.  Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2005 - $383; fiscal 2006 - $1,447; fiscal 2007 - $1,157; fiscal 2008 - $1,021; fiscal 2009 - $971; fiscal 2010 and thereafter - $7,501.  These estimates do not reflect the impact of any future acquisitions.

8.             Changes in Contract Estimates

In the ordinary course of periodically updating the estimates to complete certain Exit Strategy contracts, the Company decreased the estimated cost on two contracts and increased the estimated costs on three contracts.  The net effect of these changes in estimates resulted in a decrease in both net service revenue and operating income of approximately $895 and $1,276 for the three and nine months ended March 31, 2005, respectively.  Costs in excess of the original contract value, are recoverable from a finite risk cost cap insurance policy at a lower profit margin.

9.             Accounts Receivable

The current portion of accounts receivable at March 31, 2005 and June 30, 2004 was comprised of the following:

	March 31,	June 30,
	2005	2004
Billed	$83,672	$77,017
Unbilled	61,322	45,180
Retainage	5,391	4,239
	150,385	126,436
Less allowances for doubtful accounts	10,427	9,732
	$139,958	$116,704

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that the majority of unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the customer which, pursuant to contract terms, are due at completion.

The Long-Term Insurance Receivables at March 31, 2005 and June 30, 2004 of $8,556 and $2,879, respectively, relate to unbilled amounts on Exit Strategy contracts and represent amounts held by the insurance company which are released as work on a project is completed.

10.           Billings in Advance of Revenue Earned

Billings in Advance of Revenue Earned represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed.  These advance payments primarily relate to the Company’s Exit Strategy program.

11.           Other Accrued Liabilities

At March 31, 2005 and June 30, 2004, Other Accrued Liabilities was comprised of the following:

	March 31,	June 30,
	2005	2004
Additional purchase price payments	$4,644	$2,439
Contract costs	6,152	1,935
Lease obligations	1,690	1,658
Other	2,829	1,982
	$15,315	$8,014

12.                                 Debt

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a revolving credit facility to support operating and investing activities.  In March 2005, the agreement was amended with the maximum amount available pursuant to the credit facility increased to $80,000 from $60,000 and the term extended to March 2008.  Borrowings under the agreement are limited to a multiple of rolling twelve month EBITDA and bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and would be due and payable in March 2008 when the agreement expires, unless it is extended as management expects.  Borrowings under the agreement are collateralized by accounts receivable.  At March 31, 2005 borrowings pursuant to the agreement were $55,200 at an average interest rate of 4.8%, compared to $40,500 of borrowings at an average interest rate of 2.9% at June 30, 2004.

The credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay cash dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including, but not limited to, the minimum ratio of adjusted EBITDA to interest expense, income taxes and the current portion of long-term debt (“coverage ratio”), and the minimum ratio of adjusted current assets to adjusted total liabilities.

The Company was not in compliance with the coverage ratio at March 31, 2005, due to the unanticipated net loss in the three months ended March 31, 2005.  The Company obtained a waiver of this covenant requirement from its lenders for the period ended March 31, 2005.  The Company also notified its lenders that it will not be in compliance with the coverage ratio for at least the next four fiscal quarters, and will most likely not be in compliance with the leverage ratio for the quarter ending June 30, 2005.  The waiver does not cover the subsequent twelve month period; therefore, for purposes of this report, the Company has classified the borrowings outstanding at March 31, 2005 as a current liability.  The Company is in the process of reaching agreement with its lenders to amend the covenants before June 30, 2005 such that the Company would expect to be in compliance with the amended covenants for the next twelve months.

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

For purposes of calculating diluted EPS the Company includes, if dilutive, the greater of (1) the potential number of common shares issued assuming conversion or (2) the potential number of common shares issued assuming redemption. See Note 4 beginning on page 9 of this report for the number of contingently issuable shares included in diluted EPS during the three and nine months ended March 31, 2005 and 2004.

14.           Commitments and Contingencies

The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site.  The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects.  The Company’s customer pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is obtained from leading insurance companies with a minimum A.M. Best rating of A-Excellent (e.g. American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

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

Four Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ environmental remediation liability for the sites.  The Company’s expected remediation costs (Current and Long-Term Environmental Remediation Liability items in the Condensed Consolidated Balance Sheets) are fully funded by the contract price received and are fully insured by an environmental remediation cost cap policy (Current and Long-Term Insurance Recoverable items in the Condensed Consolidated Balance Sheets).  At March 31, 2005, the remediation for one of the projects was complete and the Company had begun long-term maintenance and monitoring at that site.  During the nine months ended March 31, 2005, the Company recorded, as non-cash transactions, environmental remediation liabilities of approximately $25,750 and corresponding insurance recoverables related to two new Exit Strategy contracts where the Company entered into additional consent decrees related to the assumption of environmental liabilities.

The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies.  The Company carries liability insurance, including professional liability insurance, against such claims subject to certain deductibles and policy limits.  Management is of the opinion that the resolution of these claims and lawsuits (including the ones described immediately below) will not likely have a material adverse effect on the Company’s operating results, financial position or cash flows.

A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation in New Jersey Superior Court brought on behalf of individuals claiming damages for alleged injuries related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  The Company’s subsidiary had a limited inspection role in connection with the construction.  The subsidiary is insured for this matter under a project wrap-up policy and management believes that it has meritorious defenses and that this matter will not likely have a material adverse effect on the Company’s operating results, financial position or cash flows.

The same subsidiary was engaged to provide Construction Support Services with respect to the replacement of an overpass bridge in Queens, New York.  A motorist and his wife have commenced litigation alleging that during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured.  The subsidiary (along with other project contractors) has been named in the suit.  The subsidiary had no on-site role and management believes that it was not responsible for any collapse.  Management believes it has meritorious defenses, is adequately insured, and that this matter will not likely have a material adverse effect on the Company’s operating results, financial position or cash flows.

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

Three and Nine Months Ended March 31, 2005 and 2004

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

Income taxes:  At March 31, 2005, the Company had approximately $5.9 million of gross deferred income tax benefits.  The realization of a portion of these benefits is dependent on the Company’s estimates of future taxable income and its tax planning strategies.  A $0.5 million valuation allowance has been recorded in relation to certain state loss carryforwards which will more likely than not expire unused.  Management believes that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits. However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  At March 31, 2005, the Company had approximately $120.8 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

In performing its goodwill assessment, the Company relies on a number of factors including the current market capitalization, operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of goodwill may be overstated or understated.  Management completed its goodwill assessment during the third quarter of fiscal 2005 based on information as of the December 31, 2004 assessment date and determined that no impairment existed. No indications of impairment existed at March 31, 2005. There can be no assurance that future events will not result in impairment of goodwill or other assets.

Results of Operations

The operational environment in the third quarter of fiscal 2005 reflected similar economic and industry trends as the last several quarters.  State and local government markets remain competitive, and ongoing delays in the passage of the successor bill to the Transportation Equity Act for the 21st Century slowed spending on new state transportation projects. While state spending continues to be an issue in the short term, our backlog for transportation-related work continued to grow in the quarter.

Industrial client spending for consulting services was essentially flat, though our backlog for Exit Strategy projects increased over the previous quarter. Demand for our commercial land development and redevelopment services, including brownfields development, remained strong. The labor market for civil engineers for land development projects has been tight in many areas, demanding an ongoing focus on recruiting to secure senior professionals.  We are seeing increased activity in the security services markets, including infrastructure and transportation security. High energy prices and favorable energy legislation continue to support activity in various energy production and distribution projects, including wind energy projects and evaluation of various options for new energy pipelines and import terminals for LNG.

As for the past two quarters, demand for our emissions stack testing services has been soft, primarily because of the delays in large federal government incineration burns for chemical and biological weapons destruction.  Management understands that these delays have been due to a variety of technical and safety environmental reasons and not because of budget restrictions.  Therefore, it is expected that all of the planned work will be required.  Current expectations are that this portion of the business will return to normal in the next fiscal year.

The Company’s focus areas of high population change, including the New York / mid Atlantic, Gulf Coast and Southwestern US regions is gaining momentum and Management plans to continue this emphasis going forward.  Practically, all of our services are related to the fourteen infrastructure needs to satisfy demographic changes.

The Company derives its revenue from fees for providing engineering and consulting services.  The types of contracts with our customers and the approximate percentage of Net Service Revenue (“NSR”) for the nine months ended March 31, 2005 from each contract type are as follows:

• Time and material	51%
• Fixed price or lump sum	34%
• Cost reimbursable	15%

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

The following table presents the percentage relationships of items in the Condensed Consolidated Statements of Operations to NSR:

	Three Months Ended		NineMonths Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net service revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	91.7	84.0	86.5	83.7
General and administrative expenses	5.8	3.7	4.7	3.8
Depreciation and amortization	2.9	2.6	2.6	2.5
Income (loss) from operations	(0.4)	9.7	6.2	10.0
Interest expense	1.1	0.7	0.9	0.6
Income (loss) before taxes	(1.5)	9.0	5.3	9.4
Federal and state income tax provision	(0.6)	3.7	2.2	3.8
Income (loss) before equity earnings and accounting change	(0.9)	5.3	3.1	5.6
Equity in earnings (losses) from unconsolidated affiliates	0.7	(0.6)	0.2	(0.2)
Income (loss) before accounting change	(0.2)	4.7	3.3	5.4
Cummulative effect of accounting change	—	—	(0.4)	—
Net income (loss)	(0.2)	4.7	2.9	5.4
Dividends and accretion charges on preferred stock	0.3	0.3	0.3	0.3
Net income (loss) applicable to common shareholders	(0.5)%	4.4%	2.6%	5.1

Gross revenue increased $12.0 million, or 13.7%, to $98.9 million during the three months ended March 31, 2005, from $86.9 million in the same period last year.  Gross revenue increased $9.8 million, or 3.6%, to $284.3 million during the nine months ended March 31, 2005, from $274.5 million in the same period last year.  The increases were primarily related to acquisitions completed in fiscal 2005.

NSR increased $5.2 million, or 9.4%, to $60.9 million during the three months ended March 31, 2005, from $55.7 million during the same period last year.  NSR increased $7.4 million, or 4.2%, to $179.9 million during the nine months ended March 31, 2005, from $172.5 million during the same period last year.  Acquisitions provided $6.7 million and $8.6 million of NSR during the three and nine months ended March 31, 2005, respectively.  NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.

Both NSR and income from operations from organic activities decreased during both the three and nine months ended March 31, 2005 compared to the same period last year, primarily due to the temporary postponement of several large government-related emissions tests and the softness in the transportation market which resulted in an estimated NSR decrease of approximately $1.1 million and $3.3 million, respectively, for the three and nine months ended March 31, 2005 and an estimated operating income decrease of approximately $1.8 million and $4.8 million, respectively, for the three and nine months ended March 31, 2005.  The impact of these delays was in addition to adjustments to the estimates at completion on certain Exit Strategy contracts which decreased NSR and operating income by approximately $0.9 million and $1.3 million during the three and nine months ended March 31, 2005, respectively.

Costs of services increased $9.0 million, or 19.4%, to $55.8 million for the three months ended March 31, 2005, from $46.8 million during the same period last year.  Costs of services increased $11.2 million, or 7.8%, to $155.6 million for the nine months ended March 31, 2005, from $144.4 million during the same period last year.  Acquisitions accounted for $4.8 million and $6.2 million of the cost of services increase during the three and nine months ended March 31, 2005, respectively.  The remainder of the increase was primarily attributed to the continued organic investment in the development of our operating platform and the expansion of our core practices in key niche markets and high-growth geographic areas in accordance with our strategic growth plan.  As a percentage of NSR, cost of services increased to 91.7% from 84.0% and to 86.5% from 83.7% for the three and nine month periods ended March 31, 2005, respectively, when compared to the same periods last year.  The increase in the percentage for the three and nine months ended March 31, 2005 was primarily attributed to the aforementioned decrease in NSR from organic activities and continued investment in organic development and expansion.

General and administrative expenses (“G&A”) increased $1.4 million, or 72.2%, to $3.5 million for the three months ended March 31, 2005, from $2.1 million during the same period last year.  G&A increased $2.0 million, or 30.6%, to $8.5 million for the nine months ended March 31, 2005, from $6.5 million during the same period last year.  G&A for the three months ended March 31, 2005, includes approximately $1.0 million of costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  As a percentage of NSR, G&A increased to 5.8% from 3.7% and to 4.7% from 3.8% for the three and nine month periods ended March 31, 2005, respectively, when compared to the same periods last year.

Depreciation and amortization expense increased $0.3 million, or 21.4%, to $1.8 million for the three months ended March 31, 2005, from $1.5 million during the same period last year.    Depreciation and amortization expense increased $0.4 million, or 9.8%, to $4.7 million for the nine months ended March 31, 2005, from $4.3 million during the same period last year.  The increase is depreciation and amortization expense is primarily due to (1) amortization of intangible assets on acquisitions completed in the current year and (2) depreciation expense from acquired companies.  As a percentage of NSR, depreciation and amortization expense increased to 2.9% from 2.6% and to 2.6% from 2.5% for the three and nine month periods ended March 31, 2005, respectively, when compared to the same periods last year.

As a result of the above factors, income from operations decreased by $5.7 million to a loss of $(0.3) million during the three months ended March 31, 2005, from $5.4 million in the same period last year.  Income from operations decreased by $6.3 million to $11.1 million during the nine months ended March 31, 2005, from $17.4 million in the same period last year.  Acquisitions provided $1.6 million and $1.8 million of income from operations during the three and nine months ended March 31, 2005, respectively.

In October 2004, the Company exercised an option to redeem its investment in an environmental liability management company formed by a customer.  As a result, the Company received $0.9 million and recognized a pre-tax gain of $0.8 million, net of its initial investment, during the three months ended March 31, 2005 as equity in earnings (losses) from unconsolidated affiliates.  The amount earned was related to cost savings generated on an environmental remediation program, managed by the Company.

The provision for federal and state income taxes reflects an effective rate of 41.0% for the three and nine months ended March 31, 2005 compared to an effective rate of 41.0% and 40.7%, respectively, for the same periods last year.  This increase was primarily due to higher state income taxes.  The Company believes that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

The Company changed its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method, effective July 1, 2004.  The cumulative effect of the accounting change decreased net income for the nine months ended March 31, 2005 by $0.6 million (net of income taxes of $0.4 million) or $0.04 per diluted share.  See Note 2 to the Notes to the Condensed Consolidated Financial Statements on page 7 of this report for a further discussion of this item.

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

Cash flows provided by operating activities for the nine months ended March 31, 2005 were $5.6 million, compared to $3.3 million during the same period last year.  During the nine months ended March 31, 2005, the cash provided by: (1) the $5.3 million of net income; (2) the $4.7 million of non-cash charges for depreciation and amortization; (3) the $6.9 million increase in billings in advance of revenue earned; and (4) the $9.1 million increase in accounts payable was primarily offset by the $23.4 million increase in total accounts receivable resulting from the Company’s gross revenue growth and, to a lesser extent, the $2.3 million decrease in accrued compensation and benefits.  The increase in accounts receivable is due to a combination of the growth in gross revenue and the timing between project completion and receipt of payment for several large projects.

Investing activities used cash of approximately $19.8 million during the nine months ended March 31, 2005, compared to $9.7 million during the same period last year.  The increase reflects the Company’s planned, temporary reduction in acquisitions in the prior period.  The investments in the current period consisted of $15.2 million for acquisitions (approximately $10.6 million for current year acquisitions and approximately $4.6 million for additional purchase price payments related to acquisitions completed in prior years) and approximately $3.9 million of capital expenditures for additional information technology and other equipment to support business growth.  Also, the

Company expects to make capital expenditures of approximately $1.5 million during the remainder of fiscal 2005.

Financing activities provided cash of approximately $14.2 million during the nine months ended March 31, 2005, primarily from the net borrowings on the Company’s revolving credit facility to support operating and investing activities.

The Company maintains a banking arrangement with Wachovia Bank, National Association in syndication with three additional banks that provides a revolving credit facility to support operating and investing activities.  In March 2005, the agreement was amended with the maximum amount available pursuant to the credit facility increased to $80.0 million from $60.0 million and the term extended to March 2008.  Borrowings under the agreement are limited to a multiple of rolling twelve month EBITDA and bear interest at Wachovia’s base rate or the Eurodollar rate plus or minus applicable margins and would be due and payable in March 2008 when the agreement expires, unless it is extended as management expects.  Borrowings under the agreement are collateralized by accounts receivable.  At March 31, 2005 borrowings pursuant to the agreement were $55.2 million at an average interest rate of 4.8%, compared to $40.5 million of borrowings at an average interest rate of 2.9% at June 30, 2004.  The increase in the average interest rate was related to the recent increases in the Federal Funds Rate.

The revolving credit facility provides for affirmative and negative covenants that limit, among other things, the Company’s ability to incur other indebtedness, dispose of assets, pay dividends on its common stock and make certain investments.  In addition, the agreement includes certain restrictive covenants, including, but not limited to, the minimum ratio of adjusted EBITDA to interest expense (“coverage ratio”), income taxes and the current portion of long-term debt, and the minimum ratio of adjusted current assets to adjusted total liabilities.

The Company was not in compliance with the coverage ratio at March 31, 2005, due to the lower than anticipated income from operations in the three months ended March 31, 2005.  The Company obtained a waiver of this covenant requirement from its lenders for the period ended March 31, 2005. The Company also notified its lenders that it will not be in compliance with the coverage ratio for at least the next four fiscal quarters, and will most likely not be in compliance with the leverage ratio for the quarter ending June 30, 2005.  The waiver does not cover the subsequent twelve month period; therefore, for purposes of this report, the Company has classified the borrowings outstanding at March 31, 2005 as a current liability.  The Company is in the process of reaching agreement with its lenders to amend the covenants before June 30, 2005 such that the Company would expect to be in compliance with the amended covenants for the next twelve months.

Management expects that the cash generated from operations, the cash on hand at March 31, 2005 and available borrowings under the revolving credit facility will be sufficient to meet the Company’s cash requirements for currently anticipated activities.  If the Company pursues material acquisitions or investments in the future in which the potential cash consideration approaches or exceeds the availability of current sources, the Company would either increase its lending facility or pursue additional financing.

Non-GAAP Measures

The Company’s discussion of financial results includes several measures not defined by U.S. GAAP.  The Company believes that these measures provide investors with additional information about the underlying results and trends of the Company.  When used in Management’s discussion, the Company has provided the comparable GAAP measure in the discussion.

Organic growth is a non-GAAP measure of NSR growth as it represents operating income growth excluding the impacts of acquisitions from period-over-period comparisons.  The Company believes that this provides investors with a useful understanding of underlying NSR and operating income trends by providing growth on a constant basis.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”).  The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event.  FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists.  FIN No. 47 is effective for fiscal years ending after December 31, 2005, and the Company does not believe this interpretation will have a material impact on its financial results.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123.  As modified by the SEC in April 2005, the revised statement is effective at the beginning of the first fiscal year beginning after June 15, 2005.  SFAS No. 123R must be applied to new awards and previously granted awards that are not fully vested on the effective date.  The Company currently accounts for stock-based compensation using the intrinsic value method.  Accordingly, compensation cost for previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R.  However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 on page 11 of this report.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption.  While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $0.6 million and $0.9 million during the nine months ended March 31, 2005 and 2004, respectively.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) to provide the SEC staff’s views and guidance in applying the provisions of SFAS No. 123R.  SAB No. 107 was issued to assist companies with the initial implementation of SFAS No. 123R, express the SEC’s views on the interaction between SFAS No. 123R and certain SEC rules and regulations, and provide interpretations regarding the valuation of share-based payment arrangements for public companies.  The Company will apply the new guidance provided in SAB No. 107 prospectively and the Company does not believe that applying the new guidance will have any impact on its financial results.

In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities.  When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income.  FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return.  Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending June 30, 2006.

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

•                    the successful closing and/or subsequent integration of any merger or acquisition transaction; and,

•                    the ability of the Company to raise capital in the debt or equity markets on acceptable terms.

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

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies.  The Company carries liability insurance, including professional liability insurance, against such claims subject to certain deductibles and policy limits.  Management is of the opinion that the resolution of these claims and lawsuits (including the one described immediately below) will not likely have a material adverse effect on the Company’s operating results, financial position or cash flows.

A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation in New Jersey Superior Court brought on behalf of individuals claiming damages for alleged injuries related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  The Company’s subsidiary had a limited inspection role in connection with the construction.  The subsidiary is insured for this matter under a project wrap-up policy and management believes that it has meritorious defenses and that this matter will not likely have a material adverse effect on the Company’s operating results, financial position or cash flows.

The same subsidiary was engaged to provide Construction Support Services with respect to the replacement of an overpass bridge in Queens, New York.  A motorist and his wife have commenced litigation alleging that during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured.  The subsidiary (along with other project contractors) has been named in the suit.  The subsidiary had no on-site role and management believes that it was not responsible for any collapse.  Management believes it has meritorious defenses, is adequately insured, and that this matter will not likely have a material adverse effect on the Company’s operating results, financial position or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, the Company issued an aggregate of 25,817 shares of unregistered common stock with a market value of $413,101 as part of the consideration paid on acquisitions completed in the current quarter and additional consideration earned in the current period on acquisitions completed in prior years.  In addition, the Company issued 9,859 shares of unregistered common stock with a market value of $144,927 in lieu of the quarterly cash dividend on its Convertible Redeemable Preferred Stock.  All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

10.3.1                  Amendment No. 1 dated March 29, 2005 to Amended and Restated Revolving Credit Agreement, by and among TRC Companies, Inc. and subsidiaries and Wachovia Bank, National Association, as Sole Lead Arranger and Administrative Agent.

10.7                           Employment Agreement by and between TRC Companies, Inc. and Christopher P. Vincze, dated March 18, 2005, incorporated by reference to the Company’s Form 8-K filed on  March 24, 2005.

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

99                                    Independent Registered Public Accounting Firm’s Report.

(b)                                 Reports on Form 8-K

On February 7, 2005, the Company filed a report on Form 8-K attaching a news release regarding the Company’s financial results for the second fiscal quarter ended December 31, 2004.

On March 24, 2005, the Company filed a report on Form 8-K disclosing the appointment of Christopher P. Vincze as the Company’s new Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.
May 16, 2005	by:	/s/ Harold C. Elston, Jr.
Harold C. Elston, Jr.

Senior Vice President and Chief Financial Officer

(Chief Accounting Officer)