Form 10-K
period 2005-06-30
TRC COMPANIES INC /DE/
filed 2006-06-30
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number 1-9947

TRC COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0853807
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21 Griffin Road North
Windsor, Connecticut	06095
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (860) 298-9692

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer         ☐               Accelerated filer         ☒               Non-accelerated filer         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates on December 30, 2005 was approximately $93,000,000.

On June 27, 2006, there were 16,744,932 shares of common stock of the registrant outstanding.

EXPLANATORY NOTE

The financial statements as of June 30, 2004 and for the years ended June 30, 2004 and 2003 included in this Form 10-K have been restated, primarily to correctly account for certain components of TRC Companies, Inc. (the “Company”) Exit Strategy® program, as well as other items described below. Under an Exit Strategy contract the contract proceeds are paid by the client at inceptionA portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity T-Bill rate. Subsequent to the issuance of the Company’s financial statements for the year ended June 30, 2004, the Company determined that the net proceeds deposited with the insurer and interest growth thereon should be recorded as an asset (current and long-term restricted investment) on the Company’s consolidated balance sheet, with a corresponding liability related to the net proceeds (included within current and long-term deferred revenue). Previously the proceeds held by the insurer were not recorded in the Company’s financial statements. When determining contract revenue, the Company had previously considered future interest to be earned as escalation to the contract price which was recognized as work was performed on the contract under the percentage of completion method. The Company has now determined that the interest should be accounted for as interest income, to be recognized as earned, rather than contract escalation and that any proceeds from an Exit Strategy insurance policy beyond the client’s initial deposit and interest growth thereon should be accounted for as an insurance recovery rather than contract revenue as previously reported. Interest income from contractual arrangements and insurance recoveries, if any, will be reported as separate line items in the consolidated statement of operations. Additionally, when determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized on a straight-line basis to cost incurred over the life of the related insurance policy. Previously, the prepaid insurance premiums and fees were excluded from the percentage of completion calculation and were not recorded on the Company’s balance sheet; rather the premium and fee amount for each project was amortized to revenue and cost over the expected duration of the remediation phase. The restatement adjustments relate to the timing and classification within the statement of operations but not the ultimate amount of revenue, interest, insurance recoveries and related costs to be recognized under the contracts. The underlying economic value of the Exit Strategy business remains unchanged.

In fiscal 2001, the Company made a 50% investment in a privately held energy services contracting company (“Co-Energy”) that specialized in the installation of ground source heat pump systems. The Company used the equity method of accounting for this investment since inception. On December 24, 2003, the Financial Accounting Standard Board (“FASB”) issued FIN 46(R) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, (“FIN 46(R)”) which was applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company considered the provisions of FIN 46(R) in preparing its previously issued fiscal 2004 financial statements and made the determination that Co-Energy was not a variable interest entity (“VIE”) pursuant to the requirements of FIN 46(R) and therefore was not required to consolidate the financial statements of Co-Energy. Subsequent to the issuance of such 2004 financial statements the Company has determined that Co-Energy is a VIE and the Company is the primary beneficiary, resulting in the need to restate its 2004 financial statements to consolidate Co-Energy into the Company’s financial statements beginning in April 2004. As part of this process, the Company also identified corrections which needed to be made to the estimated extent of progress towards completion for certain contracts at Co-Energy. As a result, the Company’s 2004 and 2003 financial statements were restated to adjust the equity in earnings (loss) of Co-Energy for the periods prior to consolidation in April 2004 and the Company’s consolidated contract revenues and costs thereafter to reflect the percentage of completion adjustments along with certain other adjustments primarily related to (1) accrual of contract costs and (2) various other items and reclassifications.

In addition, subsequent to the issuance of the Company’s June 30, 2004 financial statements, management performed a review of the accounting treatment for long-term contracts, and identified errors with respect to the accuracy and completeness of the estimated extent of progress towards completion for certain contracts. Specifically, two of the Company’s locations did not update, on a timely basis, their estimates to take into account available information that would have otherwise increased the total estimated costs to be incurred on certain contracts at the end of the reporting period. After increasing the total estimated costs for these contracts, the Company recalculated the percentage of completion and restated its 2004 and 2003 financial statements to record a reduction of revenue and a charge to contract costs as a provision for future losses in the appropriate period. Also, the Company completed a review of its accounting for rental expense and determined that restatement adjustments were required to recognize rental expense on a straight-line basis over the life of the lease. The Company also made certain other restatement adjustments primarily related to (1) accrual of contract costs, (2) equity changes and (3) other various items and reclassifications to amounts previously reported, including adjustments to the statement of cash flows.

Certain information in Items 6 and 8 of Part II have been amended and restated for fiscal years 2004, 2003, 2002 and 2001 to reflect these restatements. In addition, as reflected in Note 21, the first three quarters of fiscal 2005 have been restated from the amounts previously reported. See Notes 3 and 21 of the consolidated financial statements for further details regarding these corrections.

TRC Companies, Inc.

Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2005

Part I

Forward-Looking Statements

Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” or variations of such wording, and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report and in other reports filed by us from time to time with the SEC as well as in press releases. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate, causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Part I

Item 1.            Business

General Description

TRC Companies, Inc., through its subsidiaries (hereinafter collectively referred to as “we” or “us”), was incorporated in 1971. We are a national consulting, engineering and construction management firm with approximately 2600 full- and part-time employees operating out of over 90 locations. We are headquartered in Windsor, Connecticut and our corporate website is located at www.trcsolutions.com (information on our website has not been incorporated by reference into this Form 10-K)  Through a link on the Investor Center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC:  our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as well as reports filed pursuant to Section 16 of the Exchange Act. All such filings are available free of charge.

Business Strategy

In 1997, we implemented a growth strategy that contributed to an increase in net service revenue from $51 million for fiscal 1997 to $228 million for fiscal 2005, representing a compound annual growth rate of 20%. A significant feature of this strategy was growth through acquisitions which resulted in a decentralized corporate structure under which decision-making and operating controls in many instances were delegated to local management. As we grew, this business model resulted in a duplicative cost structure and inadequate internal controls that ultimately reduced profitability. For instance:

•                  17 financial systems were being run as of June 30, 2005 resulting in cost inefficiencies, increased costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and data and communication limitations

•                  a number of different business entities were maintaining their own accounting, human resource and other support functions and operating without appropriate cost control; and

•                  risk management processes and execution at some businesses resulted in contract losses and increased legal costs

Our new senior management appointed during fiscal 2006 has developed and is implementing the following action plan to address these issues:

•                  Build a Senior Management Team. We are in the process of building a senior management team. We have recently announced the addition of a new Chief Operating Officer and Chief Financial Officer.

•                  Emphasize Integration. We are integrating acquired companies into company-wide systems and standardizing processes, controls and reporting. The 17 financial systems in place at June 30, 2005 have been reduced to four, and we are moving to have all our operations managed from a single, common platform.

•                  Focus on Accountability. As part of our overall integration effort, we are focusing on management accountability, clarifying responsibilities and objectives, and incentives for performance.

•                  Improve Working Capital. Since June 30, 2005, we have focused on reducing our working capital needs. Days sales outstanding decreased from 120 days at June 30, 2005 to an estimated 111 days at April 30, 2006. Efforts to further reduce days sales outstanding continue.

•                  Rationalize Our Cost Structure. In the process of building an integrated core business, staff is being rationalized. Real estate is being consolidated, and functions like risk management, human resources, purchasing, payroll and cash management are being centralized.

•                  Improve Internal Controls. Controls over the risk management function are in the process of being enhanced such that we believe we should experience reduced losses from loss contracts compared to our recent experience. As detailed in Part II, Item 9A, “Controls and Procedures,” we have numerous material weaknesses in internal control over financial reporting. We are working to remediate all material weaknesses in internal control over financial reporting.

In addition, we plan to:

•                  Emphasize Organic Growth. We believe that significant opportunities for additional organic growth exist. As further discussed below under “Services”, we plan to extend services within our existing market areas as well as expand our existing services geographically.

•                  Identify Strategic Acquisitions. During the next year we plan to focus on building a senior management team, cutting costs, consolidating systems and improving internal controls. Organic performance will be our emphasis, and strategic acquisitions will be selectively evaluated at the appropriate time.

Services

Our services are focused on four principal market areas, namely: Real Estate, Energy, Environmental and Infrastructure. Each area presents different growth opportunities for us.

Real Estate

Our Exit Strategy® program is one of the most innovative and valuable services we offer our clients. The program was pioneered in 1997 and has since created a new market of “risk transfers” for contaminated properties. We remain a market leader with over 90 sites under contract, representing over $180 million in remediation work to perform.

Our Exit Strategy program offers our clients an alternative to the continued management of contaminated sites and the perpetual retention of financial liability and risk. Under our program, we assume responsibility and liability for remediation of the site, with our client paying a fixed price backed by insurance from a highly rated insurance company or other financial assurance mechanism. We manage the risk of our Exit Strategy service in two ways. First, prior to undertaking any project under our Exit Strategy program, we complete a thorough due diligence process to understand and quantify the environmental conditions of the property and then design a risk management program to address the specific known and unknown risks. Second, we purchase, for both our clients’ and our benefit, finite risk cost cap insurance policies from a highly rated insurance company typically in an amount that is significantly higher than the estimated cost to remediate the environmental liability.

Traditionally, our Exit Strategy offering has been especially attractive to clients in the following situations:

•                  Acquisitions and Divestitures. In typical transactions, neither buyer nor seller wants to be responsible for existing environmental conditions of transferred assets. We solve this dilemma by identifying and quantifying the risk and entering into an Exit Strategy contract with our client to transfer that risk to us.

•                  Discontinued Operations. When our clients close facilities or purchase redundant facilities as part of a business transaction, they are faced with the environmental legacy of the properties. By outsourcing the management of these responsibilities to us, our clients can focus their resources on ongoing business operations.

•                  Multi-Party Superfund Sites. By law, the cleanup of abandoned, environmentally impaired sites is the responsibility of those businesses that sent waste materials to the site during its period of operation. The typically inefficient and lengthy process of negotiating and managing these cleanups increases the legal and administrative cost burden for the potentially responsible parties. By taking sole responsibility for the site, we eliminate the additional legal costs and expedite the cleanup schedule.

•                  Brownfields Real Estate Development. The redevelopment of commercially viable but environmentally contaminated property is commonly referred to as “brownfields” redevelopment. Frequently, the parties interested in these properties, which typically include the responsible party, a municipality, and a developer, cannot agree on the cost of remediation, the allocation of that cost, and who will perform the remediation.  Our Exit Strategy product helps to resolve these issues by defining the cost of remediating the brownfield. With the cost of the remedial effort known, the parties can then settle commercial issues of the proposed development.

Opportunities for our Exit Strategy product have been increasing recently due to several market trends including the following:

•                  Increased Merger & Acquisition Activity. The level of merger and acquisition activity has increased recently. In addition, certain buyers such as foreign companies and private equity funds tend to be more averse to assuming environmental liabilities than traditional buyers of U.S. companies.

•                  Industry Consolidation. The increased merger and acquisition activity is also reflective of increased consolidation in certain  industries creating more discontinued operations. In the utility industry specifically, the Energy Policy Act encourages consolidation by repealing the Public Utility Holding Company Act which allowed only mergers of contiguous or connected grids.

•                  New Accounting Standards. Recent clarifications to Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” by Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Obligations,” have increased the focus on accounting recognition and disclosure of the cost of cleaning up contaminated idle facilities. This increase in recognition and disclosure has prompted companies to explore ways to remove these liabilities from their books.

•                  Increased Real Estate Prices. As real estate property values have increased in certain markets, more contaminated properties are now “right-side up” in that the commercial value of the property exceeds projected cleanup costs.

•                  Urban In-Filling. State and local government policies with respect to suburban sprawl as well as the increasing costs of developing “greenfield” sites have made previously undesirable contaminated urban sites attractive candidates for redevelopment.

Energy

Energy has been our fastest growing market, and its rate of growth is expected to continue, especially in light of the current high prices for energy. We are a national leader in providing environmental, engineering and compliance services for electric generating, electric transmission, natural gas transmission and liquefied natural gas projects.

Our comprehensive environmental consulting services offered to energy clients include: site selection and feasibility assessment; multidisciplinary licensing for brownfield and greenfield development sites; acquisition due diligence and auditing; compliance testing; site remediation; and, environmental management system development. We provide engineering services for electrical substation and transmission facilities including: power system studies; engineering and design; construction management; testing and commissioning; and engineering, procurement and construction project implementation. Our clients for environmental and energy engineering services include many of the country’s leading utilities and private energy developers, natural gas companies and financial institutions.

Our energy management group provides consulting services on the demand side of the energy market. We assist state governments in assessing energy consumption patterns across large market segments and in designing strategies to reduce consumption. We also assist large energy consumers such as the Department of Defense, building management companies and hospitality chains in reducing their energy costs through increased efficiency or use of alternative energy sources.

Across all energy market segments served by us, there is a convergence of factors supporting substantial growth. Increasing demand for energy has now been supplemented by numerous incentives contained in the federal Energy Policy Act of 2005 (‘the Act”). The following sections briefly analyze energy demand and the federal incentives by market segment:

•                  Generation. After a slowdown in the construction of new electric generating facilities between 2002 and 2004, plans for the construction of new facilities have increased. The fundamental drivers for this market are a projected annual growth rate of approximately 2% in the nation’s peak electricity requirements, limited transmission capacity in certain high demand regions of the country, and transitioning of fuels from higher priced natural gas and oil to lower priced coal.

In addition, the Act contains numerous incentives for new facility siting and development including tax provisions that encourage the use of coal gasification, nuclear and renewable energy sources including wind and other technologies. Many states are adding their own incentives for fuel diversification by setting minimum targets for renewable energy production.

Significant increases in investment are being made in existing power plants. Despite incentives for building new facilities, an investment that expands the capacity or lengthens the life of an existing facility may be the least cost option due to the difficulty of siting and capital costs for a new plant. The Act also provides favorable tax treatment for the installation of emission controls at existing power plants.

•                  Transmission. While utilities and private developers have been increasing power generation capacity, it has long been evident that improvements in the nation’s electric transmission infrastructure are overdue. Limited capacity in high demand regions and reliability concerns prompted Congress to include numerous incentives in the Act for reinforcement and expansion of our nation’s transmission infrastructure. The Act includes provisions for more favorable rate recovery of capital investments and “backstop” authority for the Federal Energy Regulatory Commission (“FERC”) to approve transmission corridors where states cannot resolve siting issues.

We recognized the potential for growth in the transmission market when we acquired E/Pro in 2002. E/Pro is a leading provider of engineering services in New England for power substations and transmission lines. We are now extending these capabilities for transmission and distribution services to other regions of the country.

•                  Natural Gas. As the nation seeks to reduce its dependence on foreign oil, the conversion to renewables and “clean coal” will be insufficient to meet the growing demand for energy. Increased natural gas supplies must be part of the interim solution. Demand is projected to grow at an annual rate of 1.5% between 2006 and 2020. To increase gas supplies several actions are necessary:  (1) new domestic gas fields must be developed; (2) new facilities to import foreign liquid natural gas (“LNG”) must be developed; and (3) the pipeline infrastructure must be reinforced and expanded. We provide consulting services to support each of those actions.

Market demand and incentives in the Act are hastening the development of natural gas fields in the inter-mountain West. We are particularly well-positioned to assist developers of these fields because of our significant local presence and our broad expertise with environmental impact issues.

Currently, LNG is about 3% of the United States (“U.S.”) supply of natural gas. It is projected to grow to 14% by 2020. New LNG terminals are essential to accommodate the import of LNG from foreign sources. The siting and licensing issues are complex, and we believe that we have the leading team in the U.S. to address these issues. We currently represent clients developing 16 of the 37 terminals under review by the FERC.

We provide consulting services to support our clients’ extension of natural gas pipelines. We also believe that we have one of the largest staffs for environmental oversight of pipeline construction and for training of operational staffs.

Environmental

Environmental services have been one of our historic core strengths beginning with air consulting services provided to industrial and utility clients in the 1970s. Over the past decade, our environmental professionals have been the foundation for growth of our Energy practice and our Exit Strategy program. We believe the environmental market will continue to be an incubator of new growth opportunities for us.

Our scientists, engineers and other technical professionals provide services to a wide range of clients including industrial and natural resource companies, railroads, real estate companies, and federal and state agencies. In many instances, our services to these clients are provided through leading law firms or financial institutions. Environmental services provided by us include due diligence assessments to support acquisitions and divestitures by companies, investigation and remediation of impaired sites, licensing of new and expanded facilities, environmental compliance auditing and support, design and engineering of pollution control and waste management facilities, natural and cultural resource management, and litigation support. We have particular expertise in air quality issues, emissions control and monitoring, and in the building sciences related to indoor environmental exposures.

Traditionally, demand for environmental services has been driven by compliance requirements under federal, state and local laws. At the federal level, the most active regulatory programs have been under the Resource Conservation and Recovery Act, the Comprehensive Response, Compensation and Liability Act, the Clean Air Act, and the Clean Water Act. While we expect that requirements under these programs and their state counterparts will continue to be a moderate driver for our services, other market factors are also creating growth opportunities in the following areas:

•                  Air Quality Issues. We believe that demand for air quality consulting services will continue to grow over the next decade for a variety of reasons including: (1) control technology requirements in the Clean Air Act eg. the Best Available Retrofit Technology requirements for certain air emission sources; (2) new emission reduction requirements in response to global climate change concerns such as regional greenhouse gas initiatives and voluntary emission reduction programs by multinational corporations that are preceding any U.S. federal program; (3) continued litigation over a variety of air issues such as compliance enforcement and toxic tort claims; and (4) the need for new energy sources worldwide. We are well positioned to service this growing market for air quality consulting. We believe that our staff includes some of the world’s top experts in air modeling, meteorology, and exposure analysis. We also believe that we have the largest air emissions measurements staff in the U.S.

•                  Building Sciences. Indoor environmental exposures have captured national attention with recent emphasis on “sick building syndrome” and microbial issues (mold). Physical injury claims have initially driven demand for consulting services in this area; however the related risks of business interruptions and property devaluations are fueling a more significant and sustained market. Insurance companies, commercial and residential developers, building management companies and hospitality chains are increasingly seeking assistance in proactively managing these risks. We are a leading provider of these services with experts in industrial hygiene, toxicology, epidemiology and building construction. We are currently overseeing the remediation of New Orleans area hospitals damaged by Hurricane Katrina.

•                  Transaction Support. Multiple factors have increased the demand for our transaction support services, including: (1) a general increase in the level of merger and acquisition activity; (2) consolidations in many industries; and (3) an increase in activity from foreign companies and private equity funds. We believe that we have a competitive advantage in this market where the transaction involves energy assets or contaminated properties because of our expertise through our Energy practice and our Exit Strategy program. When we consult on a transaction, opportunities arise to provide additional services that grow the client relationship. This is particularly true for foreign and private equity buyers that do not have in-house expertise on environmental issues.

Infrastructure

Our services for our infrastructure clients are primarily related to: (1) expansion of infrastructure capacity in geographic areas where population growth and demographic change is occurring; (2) rehabilitation of overburdened and deteriorating infrastructure systems; and (3) management of risks related to security of public and private facilities. Our services include:

•                  Transportation. Planning, design and construction management of road and bridge projects for public agencies.

•                  Land Development. Planning, design and construction management of development projects for municipal and private sector clients.

•                  Water/Wastewater Treatment. Planning, design and construction management for potable water and wastewater treatment facilities.

•                  Building Systems. Building automation systems design; central plant design, construction management and commissioning; and facility energy management program implementation.

•                  Security. Vulnerability assessment; engineering and structural improvements for public and private infrastructure facilities; and design and implementation of security and surveillance systems.

In addition to growth in the security market, we expect that the recent passage of the long-awaited $286 billion federal transportation bill will lead to a gradual increase in transportation activity in the states where we operate.

Clients

We provide services to a broad range of private and public sector clients. The approximate percentage of fiscal 2005, 2004 and 2003 net service revenue attributable to private versus public sector clients is as follows:

Years ended June 30,	2005	2004	2003
Private sector (industrial, commercial and financial)	74%	71%	71%
State and local governments	22%	24%	23%
Federal government	4%	5%	6%

No single client accounts for more than 10% of our net service revenue.

The table below provides representative clients during the past several years:

AES Enterprises	General Electric	Waste Management
ASARCO	General Motors	State Departments of
BNSF	Hanson PLC	Transportation
BP/Amoco	KB Homes	—California
Centex	Kinder Morgan	—New Jersey
Cisco Systems	Lockheed Martin	—New York
Connecticut Resources Recovery	Orange County, CA	—Pennsylvania
Authority	Pfizer	—South Carolina
Consolidated Edison	PG & E	—Virginia
Conoco Phillips	Sempra Energy	—West Virginia
Constellation Energy	Shea Homes	—Texas
Duke Energy	Sun Oil	U.S. Government
El Paso Energy	The Irvine Company	—EPA
Entergy	The Trump Organization	—DOD
ExxonMobil	Unocal	—FAA

Competition

The markets for many of our services are highly competitive. There are numerous engineering and consulting firms and other organizations that offer many of the same services offered by us. These firms range in size from small local firms to large national firms having substantially greater financial, management and marketing resources than we do. Competitive factors include reputation, performance, price, geographic location and availability of skilled technical personnel.

Despite the competitive nature of our markets, the majority of our work comes from repeat orders from long-term clients because we focus on market areas where we can be one of the leading service providers. For example, we believe that we are one of the top two or three providers of licensing services for large energy projects. Further, we believe we are the market leader in complete outsourcing of site remediation services through our Exit Strategy program. In general, we believe that we have a competitive advantage when we can provide innovative services that offer integrated solutions to clients seeking to reduce operational and environmental risks.

Backlog

At June 30, 2005, our net contract backlog (excluding the estimated costs of pass-through charges) was approximately $213 million, as compared to approximately $209 million at June 30, 2004. The June 30, 2004 amount has been restated, primarily to reflect the accounting for Exit Strategy contracts described in Note 3 to the accompanying consolidated financial statements. Approximately 60% of backlog is typically completed in one year. In addition to this net contract backlog, we hold open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our net contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

Employees

As of June 30, 2005, we had approximately 2,600 full- and part-time employees. Approximately 85% of these employees are engaged in performing environmental, energy and infrastructure engineering and consulting, risk management, construction management and information management services for clients. Many of these employees have master’s degrees or their equivalent, and a number have Ph.D. degrees. Our professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. Except for limited circumstances within our infrastructure business, none of our employees are represented by a union. We consider our relationships with our employees to be good.

Government Contracts

We have contracts with agencies of the U.S. Government and various state agencies that are subject to examination and renegotiation. We believe that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on our operating results, financial position or cash flows.

For fiscal 2005, 2004 and 2003, agencies of the U.S. Government (principally the U.S. Environmental Protection Agency and the U.S. Department of Defense) accounted for 4%, 5% and 6%, respectively, of our net service revenue.

Regulatory Matters

Our businesses are subject to various rules and regulations at the federal, state and local government levels. We believe that we are in compliance with these rules and regulations. We have the appropriate licenses to bid and perform work in the locations in which we operate. We have not experienced any significant limitations on our business as a result of regulatory or insurance requirements. We do not believe any changes in law or changes in industry practice would limit bidding on future projects.

Patents, Trademarks and Licenses

We have a number of trademarks, service marks, copyrights and licenses, none of which we consider material to our business as a whole.

Environmental and Other Considerations

We do not believe that our compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on capital expenditures, earnings or competitive position.

Item 1A.      Risk Factors

The risk factors listed below, in addition to those described elsewhere in this report, could materially and adversely affect our business, financial condition, results of operations or cash flows. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We are dependent on earnings and cash flow from operations to finance our growth.

Our strategic objectives include continued expansion of value-added services. We depend on our core businesses to generate profits and cash flow to fund our growth. Although the services that we provide are spread across a variety of industries, disruptions such as a general economic downturn or higher interest rates could negatively affect the demand for our services across a variety of industries which could adversely affect our ability to generate profits and cash flows that we require to meet our growth objectives.

We are dependent on government contracts.

Contracts with agencies of the U.S. government and various state and local governments have historically represented between 26% and 29% of our net service revenue. Therefore, we are materially dependent on various contracts with such governmental agencies. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds, and changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate terms favorable to us and the continued awarding of task orders to us.

We are dependent on continued regulatory enforcement.

While we increasingly pursue economically driven markets, our business is materially dependent on the continued enforcement by federal, state and local governments of various environmental regulations. In a period of relaxed environmental standards or enforcement, our business could be adversely impacted by private industry being less willing to allocate funds to consulting services related to environmental enforcement.

We operate in highly competitive industries.

The markets for many of our services are highly competitive. There are numerous professional architectural, engineering and consulting firms and other organizations which offer many of the services offered by us. We compete with many companies, some of which have greater resources. A potential risk to us is that such competitors will substantially increase resources devoted to their business resulting in increased competitive pressures. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house environmental and other staff.

We are and will continue to be involved in litigation.

We are, and expect in the future to be, named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites.  To date, we have been able to obtain liability insurance for the operation of our business. However, if we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity which could impair our operations.

If our subcontractors fail to perform their contractual obligations on a project, we could be exposed to loss of reputation and additional financial performance obligations that could result in reduced profits or losses.

We often hire subcontractors for our projects. The success of these projects depends, in varying degrees, on the satisfactory performance of our subcontractors. If our subcontractors do not meet their obligations, we may be unable to adequately perform and deliver our contracted services. Under these circumstances, we may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services. These additional obligations have resulted in reduced profits or, in some cases, significant losses for us with respect to certain projects. In addition, the inability of our subcontractors to adequately perform on certain projects could hurt our competitive reputation and ability to obtain future projects.

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to recover the expenditures.

Circumstances or events which could create large cash outflows include losses resulting from fixed-price contracts, remediation of environmental liabilities, adverse legal awards, unexpected costs or losses resulting from acquisitions, project completion delays, inability of clients to pay, professional liability or personal injury claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $123.1 million as of June 30, 2005. We also have other identifiable intangible assets of $13.5 million, net of accumulated amortization, as of June 30, 2005. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If we make additional acquisitions, it is likely that we will record goodwill and additional intangible assets on our financial statements. We have two reporting units: Engineering & Consulting and Co-Energy Group (“CEG”). We reported a $3.6 million impairment loss related to our CEG reporting unit for our fiscal year ended June 30, 2005 (see Note 17). We were not required to and did not report an impairment loss for our Engineering & Consulting reporting unit despite recording a $3.2 million operating loss for fiscal 2005 as the fair value of the E&C reporting unit exceeded the carrying value. If we continue to report losses for our Engineering & Consulting segment in the future, the likelihood of needing to record an impairment charge increases. If a determination that a significant impairment in value of our goodwill or unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Such a write off would materially affect our earnings and shareholders’ equity.

The value of our equity securities could continue to be volatile.

Our common stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•       Quarter-to-quarter variations in our financial results, including revenue, profits, day sales in receivables, backlog, and other measures of financial performance or financial condition;

•       Announcements by us or our competitors of significant events, including acquisitions;

•       Resolution of threatened or pending litigation;

•       Changes in investors’ and analysts’ perceptions of our business or any of our competitors’ businesses;

•       Investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

•       Changes in legislation;

•       Broader market fluctuations;

•       General economic or political conditions; and

•       Material internal control weaknesses

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which is dependent on the performance of our stock price.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods. For example, the Financial Accounting Standards Board has issued its final standard on accounting for equity compensation. FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), requires us to recognize, as an expense, the fair value of stock options and other equity-related compensation to employees. Since we historically have used equity-related compensation as a component of our total compensation program, the accounting change could make the use of equity-related compensation less attractive to us. FAS 123(R) becomes effective for us as of July 1, 2005. We will use the modified prospective method for adoption of FAS 123(R), and expect that the related compensation cost to be recognized during fiscal 2006 will range from $1.5 million to $2.0 million before income taxes.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations, and New York Stock Exchange rules, are creating additional disclosure and other compliance requirements for us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We have defaulted on our credit facility and are currently operating under a forbearance agreement.

We finance our operations through borrowings under our revolving credit facilities and also through cash generated by our operating activities. Our credit facilities have contained covenants and in the future are expected to contain covenants, which, among other things, require us to maintain minimum coverage ratio requirements, maximum leverage ratio requirements, and minimum current assets to total liabilities ratio requirements. At June 30, 2005, we failed to comply with these covenants and were required to enter into forbearance agreements with our lenders, and we are currently operating under a forbearance agreement. Any future failure to comply with the covenants under our credit facilities could result in further events of default which, if not cured or waived, could trigger prepayment obligations. If we were forced to refinance borrowings under our credit facilities, we can provide no assurance that we would be successful in obtaining such refinancing. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased loan fees and interest rates on amounts borrowed.

We have established a new management team.

During the past year, we have made several changes in our senior management team, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In addition, searches are underway for a variety of other management positions within our company. Because of the lack of familiarity of the new management team with our company, there is the risk that our new management team will not be able to execute our business plan and that initiatives could be implemented that would adversely affect the business.

We are highly dependent on key personnel.

The success of our business depends on our ability to attract and retain qualified employees. We need talented and experienced personnel in a number of areas including our core business activities. An inability to attract and retain qualified personnel   could harm our business. Turnover among certain critical staff could have a material adverse effect on our ability to implement our strategies and on our results of operations.

We have found material weaknesses in our internal controls that require remediation.

As we disclose in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2005. While we are taking immediate steps to correct our internal control weaknesses, the material  weaknesses in internal control over financial reporting that have been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and we are able to conclude that such internal controls are operating effectively. Pending the successful completion of such implementation and testing of the internal controls, we will perform additional procedures to reduce the risk that material weaknesses in internal control over financial reporting result in material errors to the financial statements. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. Any failure to implement and maintain the improvements in the  internal control over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could result in errors in the financial statements that would not be prevented or detected, or cause us to fail to meet our reporting obligations. We cannot assure you that we will not identify additional material weaknesses in our internal controls in the future. Any failure to improve the identified material weakness or any identification of any additional material weaknesses could cause investors to lose confidence in our reported financial information which could have a negative impact on the trading price of our stock.

There are risks associated with our acquisition strategy.

A significant portion of our historic growth strategy has been to acquire other companies that enable us to expand our capabilities in key strategic service and geographic areas. In the future, we may continue to acquire companies on a selective basis as an element of our long-term growth objectives. Our ability to make acquisitions is currently restricted under our revolving credit agreement. Acquisitions involve risks that include the risk of paying more than the target company is worth and the risk of not successfully integrating the target company into our operations due to differences in culture between the companies or other factors.

Our services expose us to significant risks of liability and it may be difficult to obtain or maintain adequate insurance coverage.

Our services involve significant risks that may substantially exceed the fees we derive from our services. Our business activities expose us to potential liability for professional negligence, personal injury and property damage among other things.

We cannot predict the magnitude of such potential liabilities. In addition, our ability to perform certain services is dependent on our ability to obtain adequate insurance as well as bid and performance bonds.

We obtain insurance from insurance companies to cover our potential risks and liabilities. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks. An inability to obtain certain insurance, as well as bid and performance bonds, could result in our decision to cease providing certain services that could result in lower revenues, lower profits, or losses.

Our liability for damages due to legal proceedings may harm our operating results or financial condition.

Various legal proceedings are currently pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort. We cannot predict the outcome of these proceedings with certainty. In some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. If we sustain damages that exceed our insurance coverage or that are not covered by insurance, there could be a material adverse effect on our business, operating results, financial condition or cash flows.

Our failure to properly manage projects may result in additional costs or claims.

Our engagements often involve a variety of projects some of which are large-scale and complex. Our performance on projects depends in large part upon our ability to manage the relationship with our clients and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If we miscalculate the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual milestones, our operating results could be adversely affected. Further, any defects, errors or failures to meet our clients’ expectations could result in claims for damages against us. Our contracts often limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients; however, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.

Our use of the percentage-of-completion method of accounting could result in reduction or reversal of previously recorded revenue and profits.

We account for a significant portion of our contracts on the percentage-of-completion method of accounting. Generally our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred. The effect of revisions to revenue and estimated costs, including the achievement of award and other fees, is recorded when the amounts are known and can be reasonably estimated. The uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates that could result in reductions or reversals of previously recorded revenue and profit. Such differences could be material.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.

We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include: underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays, price increases for materials, and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

Accounting for a contract requires judgments relative to assessing the contract’s estimated risks, revenue and estimated costs, as well as technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is difficult and subject to many variables. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. If we are unable to accurately estimate the overall revenue or costs on a contract, then we may experience a lower profit or incur a loss on the contract.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results.

Our net contract backlog as of June 30, 2005 was approximately $213 million. We cannot guarantee that the net service revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

We provide our services through a network of over 90 offices located nationwide. We lease approximately 738,000 square feet of office and commercial space to support these operations. In addition, a subsidiary of ours owns a 26,000 square foot office/warehouse building in Austin, Texas. This property is subject to a deed of trust in favor of the lenders under our principal credit facility. All properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy projects, some of our subsidiaries have taken title to sites on which those activities are being performed.

Item 3.                          Legal Proceedings

We are subject to claims and lawsuits typical of those filed against engineering and consulting companies. We carry liability insurance, including professional liability insurance, against such claims, subject to certain deductibles and policy limits. Except as described herein, we are of the opinion that the resolution of these claims and lawsuits will not likely have a material adverse effect on our operating results, financial position and cash flows.

In re Tropicana Garage Collapse Litigation - Superior Court New Jersey, Atlantic County, 2004. One of our subsidiaries has been named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey. In a separate action, that subsidiary has been named a defendant in an insurance subrogation action for business claims related to the parking garage. The subsidiary (along with other contractors) is covered under an insurance program specific to this project (the “wrap-up program”). To the extent the wrap-up program is exhausted, the subsidiary will rely on its own insurance coverage. While accepting coverage under a reservation of rights under the subsidiary’s professional liability insurance policy, the subsidiary’s carrier has denied coverage and filed a declaratory judgment action with respect to coverage under two other policies which provide commercial general liability coverage. The subsidiary had a limited inspection role in connection with the construction, and we believe that we have meritorious defenses. However, an adverse decision in these cases could result in substantial damages. The ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect on our operating results, financial position and cash flows.

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005. One of our subsidiaries was engaged by the New York City Department of Transportation (“NYCDOT”) to provide Construction Support Services with respect to the replacement of an overpass bridge in Queens, New York. A motorist and his wife have commenced litigation alleging that, during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured. The subsidiary (along with other project contractors) has been named in the suit. In a separate action, the general contractor on that project has sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project. The subsidiary had no on-site role and we believe that the subsidiary was not the cause of the collapse. Although the ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect, management believes that we have meritorious defenses and are adequately insured. In a separate but related matter, the subsidiary entered into an agreement with NYCDOT under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $0.3 million and NYCDOT $0.5 million and agreed not to bid on future engagements with New York City agencies prior to August 31, 2008.

McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005. One of our subsidiaries has been named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash. It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico the helicopter collided with the line. The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the alleged accident, and management believes the subsidiary has meritorious defenses and is adequately insured. The case is in discovery, and the ultimate outcome of this matter cannot be predicted at this time, and could have a material adverse effect on our operating results, financial position and cash flows.

Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005. We are a defendant in litigation brought by the seller of a small civil engineering firm which we acquired in September 2004. The seller, an individual, is alleging that we breached certain provisions of the stock purchase agreement related to the acquisition. We have counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller. The case is in discovery, and although the ultimate outcome cannot be predicted at this time, an adverse resolution of this matter could have a material adverse effect on our operating results, financial position and cash flows.

City of Rowlett v. Hunter Associates, Inc., et. al. in the 101st District Court of Dallas County, Texas, 2006. One of our subsidiaries was named as a defendant in a lawsuit brought by the City of Rowlett, Texas. The City is alleging that the subsidiary’s design of a sewer line did not adequately address potential corrosion issues. At present, there is insufficient information to evaluate this case and the outcome cannot be predicted, however damages alleged are substantial and an ultimate adverse determination of the case could have a material adverse effect on our operating results, financial position and cash flows.

East Palo Alto Hotel Development, LLC v. Lowney Associates, et al, California Superior Court, San Francisco County, 2006. One of our subsidiaries was named as a defendant in a lawsuit brought by East Palo Alto Hotel Development, LLC in May 2006. The subsidiary contracted with the developer of a hotel complex in East Palo Alto, California to provide geotechnical investigation and related services in connection with the development of the complex. The developer claims costs for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project. The subsidiary is continuing to investigate this matter. Management believes the subsidiary has meritorious defenses and is adequately insured; therefore no reserve has been recorded regarding this matter.

Towslee et al v. TRC, Superior Court of Washington King County, 2006. We were a defendant in a lawsuit brought by the sellers of PacLand, a business acquired by us in 2005. The sellers were suing to collect on certain promissory notes issued by us in connection with that acquisition. We asserted defenses to such promissory notes and counterclaimed for breach of fiduciary duty and securities fraud as well as requested indemnification against losses for breach by the sellers of the stock purchase agreement related to the transaction. As of June 26, 2006, we have reached a settlement with the plaintiffs in the case entitled Daniel J. Towslee, et. al. v. TRC Companies, Inc., King County Superior Court Case No. 06-2-01403-1SEA. Pursuant to the settlement, plaintiffs will pay us $1.3 million and we will transfer all of the assets of Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. to an entity designated by plaintiffs. In addition, the settlement included releases from all claims related to the Stock Purchase Agreement and Employment Agreements related to our purchase of PacLand including further payments under the Stock Purchase Agreement and Promissory Notes issued in connection with the transaction. As a result of the settlement reached with the plaintiffs, we expect to record a loss on the disposition of PacLand of approximately $4.5 million in the fourth quarter of fiscal 2006. The event causing a liability occurred subsequently to June 30, 2005, therefore no liability was required at June 30, 2005. In addition, pursuant to the terms of the forbearance agreement with our lenders, cash received on a transfer of assets is a reduction of the credit line and accordingly our availability requirement was raised from $4.5 million to $5.8 million.

Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $3.1 million at June 30, 2005 and $0.3 million at June 30, 2004. We have also recorded insurance recoveries related to these accruals of $0.8 million at June 30, 2005 and $0 at June 30, 2004. The increase in the accrual for litigation-related losses was primarily the result of us recording significant estimated losses associated with the above discussed NYCDOT project and an increase in the overall volume of claims asserted in fiscal 2005. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on our results of operations and financial position and cash flows.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

During the fiscal year ended June 30, 2005, we issued an aggregate of 207,918 shares of unregistered common stock with a market value of $3,373,203 as part of the consideration paid on acquisitions completed in the fiscal year and additional consideration earned in the fiscal year on acquisitions completed in prior years. In addition, we issued 42,617 shares of unregistered common stock with a market value of $648,013 in lieu of the quarterly cash dividends on our convertible redeemable preferred stock. All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Our common stock is traded on the New York Stock Exchange under the symbol “TRR.”   The following table sets forth the high and low per share prices for the common stock for the fiscal years ended June 30, 2005 and 2004 as reported on the New York Stock Exchange:

	Fiscal 2004		Fiscal 2004
	High	Low	High	Low
First Quarter	$19.00	$13.96	$19.90	$14.46
Second Quarter	18.70	16.39	22.09	16.17
Third Quarter	17.20	13.14	23.33	17.26
Fourth Quarter	15.62	10.40	19.78	15.09

As of May 17, 2006, there were 266 shareholders of record and, as of that date, we estimate there were approximately 2,339 beneficial owners holding our common stock in nominee or “street” name.

To date we have not paid any cash dividends on our common stock. The payment of dividends in the future will be subject to financial condition, capital requirements and earnings. However, future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated.

Equity Compensation Plan Information

The following table provides information as of June 30, 2005 for compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders - TRC Stock Option Plan	2,673,245	$11.78	683,530
Equity compensation plans not approved bysecurity holders - none	—	—	—
Total	2,673,245	$11.78	683,530

Item 6.                          Selected Financial Data

The following table provides summarized information with respect to our operations and financial position. The summarized information was derived from (1) fiscal 2005 financial statements, (2) restated financial statements for fiscal 2004 and 2003 and (3) restated and unaudited financial statements for fiscal 2002 and 2001 (not included herein). The restatements primarily relate to the Company’s Exit Strategy contracts. The Company also made certain other adjustments primarily related to (1) accounting for long-term contracts, (2) straight-lining of rental expense over the lease life, (3) accrual of contract costs, (4) equity changes, (5) consolidation of a variable interest entity under FIN 46(R) and (6) other various items and reclassifications to amounts previously reported, including adjustments to the statement of cash flows. See Note 3 to the consolidated financial statements for additional information.

(in thousands, except per share data)
Statements of Operations Data,
for the years ended June 30,	2005 (2)	2004	2003	2002	2001
		(As restated (1))	(As restated (1))	(As restated (1))	(As restated (1))
Gross revenue (3)	$370,859	$354,400	$298,278	$253,861	$165,713
Less subcontractor costs and other direct reimbursable charges	143,006	125,600	87,253	79,096	48,566
Net service revenue	227,853	228,800	211,025	174,765	117,147

Interest income from contractual arrangements	2,578	1,877	3,002	5,428	5,886
Insurance recoverables	14,969	(18)	556	(342)	1,163

Operating costs and expenses:
Cost of services	229,219	198,120	187,010	146,845	105,887
General and administrative expenses	14,663	8,568	5,106	5,580	4,428
Goodwill and intangible asset write-offs	3,625	—	—	—	—
Depreciation and amortization	6,611	5,723	5,142	3,457	3,771
	254,118	212,411	197,258	155,882	114,086
Income (loss) from operations	(8,718)	18,248	17,325	23,969	10,110
Interest expense	2,442	1,462	1,400	1,136	1,541
Income (loss) before taxes, minority interest, equity earnings (losses) and accounting change	(11,160)	16,786	15,925	22,833	8,569
Federal and state income tax provision (benefit)	(3,673)	6,971	6,248	8,736	3,208
Minority interest	(470)	(217)	—	—	—
Income (loss) before equity earnings (losses) and accounting change	(7,017)	10,032	9,677	14,097	5,361
Equity in earnings (losses) from unconsolidated affiliates, net of income taxes	344	(295)	(435)	(612)	(181)
Income (loss) before accounting change	(6,673)	9,737	9,242	13,485	5,180
Cumulative effect of accounting change, net of taxes (4)	(589)	—	—	—	—
Net income (loss)	(7,262)	9,737	9,242	13,485	5,180
Dividends and accretion charges on preferred stock	766	735	766	377	—
Net income (loss) available to common shareholders	$(8,028)	$9,002	$8,476	$13,108	$5,180
Basic earnings (loss) per common share:
Before accounting change	$(0.53)	$0.66	$0.65	$1.09	$0.48
Cumulative effect of accounting change	(0.04)	—	—	—	—
	$(0.57)	$0.66	$0.65	$1.09	$0.48

Diluted earnings (loss) per common share:
Before accounting change	$(0.53)	$0.62	$0.61	$1.00	$0.43
Cumulative effect of accounting change	(0.04)	—	—	—	—
	$(0.57)	$0.62	$0.61	$1.00	$0.43
Weighted average shares outstanding:
Basic	14,109	13,689	13,090	12,025	10,854
Diluted	14,109	14,550	13,917	13,571	11,935
Cash dividends declared per common share	None	None	None	None	None
Balance Sheet Data at June 30,
Assets	$516,253	$449,438	$446,206	$384,965	$320,458
Debt	59,980	43,787	44,959	24,353	15,005
Redeemable preferred stock	14,941	14,824	14,711	14,603	—
Shareholders’ equity	145,048	146,784	130,903	109,664	64,685

1.                  See Note 3 to the accompanying consolidated financial statements for a discussion of the restatements.

2.                  See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion on the fiscal 2005 operating results.

3.                  The Company has completed multiple acquisitions over the last five years which has directly led to an increase in gross revenue. See Note 9 to the accompanying consolidated financial statements for a discussion of acquisitions completed in fiscal years 2005, 2004 and 2003.

4.                  See Note 2 to the accompanying consolidated financial statements for a discussion of our change in accounting for investments.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Statements” on page 3.

We have restated our consolidated financial statements for the fiscal years ended June 30, 2004 and 2003 and for the nine months ended March 31, 2005. Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatements described in Notes 3 and 21 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

OVERVIEW

We are a client-focused company that creates and implements innovative solutions to the challenges facing America’s real estate, energy, environmental and infrastructure markets, and we are a leading provider of technical, financial, risk management and construction services to industry and government clients across the country.

We derive our revenue from fees for professional and technical services. As a service company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. Our income (loss) from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our direct costs, subcontractor costs, other contract costs, and general and administrative (“G&A”) expenses.

The types of contracts with our clients and the approximate percentage of net service revenue (“NSR”) for the years ended June 30, 2005, 2004 and 2003 from each contract type are as follows:

Years ended June 30,	2005	2004	2003
Time and materials	54%	50%	47%
Fixed price or lump sum	30%	32%	31%
Cost-type with various fee arrangements	16%	18%	22%

In the course of providing our services we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with generally accepted accounting principles (“GAAP”) in the United States and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report NSR, net of subcontractor costs and other direct reimbursable costs, which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

For analytical purposes only, we categorize our revenue into two types: acquisition and organic. Acquisition revenue consists of revenue derived from newly acquired companies during the first twelve months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisition revenue.

Our cost of services includes professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our G&A expenses are comprised primarily of our corporate headquarters’ costs related to corporate executive management, finance, accounting, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

Our revenue, expenses and operating results may fluctuate significantly from year to year as a result of numerous factors, including:

•       Unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

•                  Seasonality of the spending cycle of our public sector clients, notably state and local government entities, and the spending patterns of our commercial sector clients;

•                  Budget constraints experienced by our federal, state and local government clients;

•                  Acquisitions or the integration of acquired companies;

•                  Divestitures or discontinuance of operating units;

•                  Employee hiring, utilization and turnover rates;

•                  The number and significance of client contracts commenced and completed during the period;

•                  Creditworthiness and solvency of clients;

•                  The ability of our clients to terminate contracts without penalties;

•                  Delays incurred in connection with a contract;

•                  The size, scope and payment terms of contracts;

•                  Contract negotiations on change orders and collections of related accounts receivable;

•                  The timing of expenses incurred for corporate initiatives;

•                  Reductions in the prices of services offered by our competitors;

•                  Litigation;

•                  Changes in accounting rules; and

•                  General economic or political conditions.

As previously announced, effective as of December 31, 2005, Richard Ellison, our Chief Executive Officer retired from that position and Christopher Vincze, our Chief Operating Officer was appointed as Chief Executive Officer. On March 6, 2006, we announced the appointment of Timothy Belton as our new Chief Operating Officer.  In addition, effective April 30, 2006, Harold C. Elston, Jr., our Chief Financial Officer retired from that position, and Carl d. Paschetag, Jr. was appointed as Chief Financial Officer, effective April 30, 2006.

As of November 2, 2005, we entered into a forbearance agreement and global amendment to credit documents with Wachovia Bank and certain other lenders in connection with our credit agreement. Under the terms of the forbearance agreement, our lenders agreed to continue to make loans under the credit agreement up to $62.0 million and to forbear in the exercise of their rights and remedies under the credit agreement through January 15, 2006. In January 2006, the forbearance period was amended and extended to July 15, 2006.

On March 6, 2006, we issued an aggregate of 2,162,162 shares of common stock for $9.25 per share, for an aggregate purchase price of $20.0 million, to certain accredited investors. As a result of that equity financing, the maximum amount available under the credit agreement was reduced to $49.6 million and gradually reduces further to $48.0 million by June 30, 2006. However, the forbearance agreement contains a covenant that requires us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Our accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:

Revenue Recognition:  We recognize contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”      (“SOP 81-1”). Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring. We earn our revenue from fixed-price, time-and-materials and cost-plus contracts as described below.

Fixed-Price

We recognize revenue on fixed-price contracts using the percentage-of-completion method. Under this method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We generally utilize an efforts-expended cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred.

Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and can be difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation process, actual completion costs often vary from estimates. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known. Prior to completion, our recognized profit margins on any fixed price contract depend on our estimates and will increase to the extent that our actual costs are below the estimated amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project.

If our actual costs exceed the original estimate, we must obtain a change order or contract modification, or successfully prevail in a claim, in order to receive payment for the additional costs.

Unit price contracts are a subset of fixed-price contracts. Under unit price contracts, our clients pay us a set fee for each service or unit of production. We recognize revenue under unit price contracts as we complete the related service transaction for our clients. If our costs per service transaction exceed our original estimates, our profit margins will decrease and we may realize a loss on the project unless we can obtain a change order or contract modification, or successfully prevail in a claim, in order to receive payment for the additional costs.

Time-and-Materials

Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct reimbursable expenses that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared to negotiated billing rates. Revenue on time-and-materials contracts is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct reimbursable expenses that we incur on the projects.

Cost-Plus

Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenue based on the actual labor costs, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services in accordance with agreed-upon billing schedules.

Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. We recognize revenue based on the actual total costs we have expended plus the applicable fixed fee. If the actual total costs are lower than the total costs we have estimated, our revenue from that project will be lower than originally estimated.

Change Orders/Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract. Change orders typically result from changes in scope, specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work. Claims are amounts in excess of agreed contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price or other causes of unanticipated additional contract costs.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized in a subsequent period when a client agreement is obtained or claims resolution occurs.

Other Contract Matters

We have fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. These proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity T-Bill rate. The interest is recorded when earned and reported as “interest income from contractual arrangements” on our consolidated statement of operations.

The net proceeds held by the insurer, and interest growth thereon, are recorded as an asset (current and long-term restricted investment) on our balance sheet, with a corresponding liability related to the net proceeds (current and long-term deferred revenue). Consistent with our other fixed price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. Under this method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on these contracts. We utilize an efforts-expended cost-to-cost approach in applying the percentage-of-completion method under which revenue is recognized in proportion to total costs incurred divided by total costs expected to be incurred. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring.

In instances where we establish that: (1) our costs will exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, we will record an insurance recovery up to the amount of our insured costs. An insurance gain, that is, an amount to be recovered in excess of our recorded costs, is not recognized until all contingencies relating to our insurance claim have been resolved. We define the resolution of contingencies, with respect to insurance claims, as the receipt of insurance proceeds. Insurance recoveries are reported as “insurance recoverable” on our consolidated statement of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

Federal Acquisition Regulations (“FAR”), which are applicable to our federal government contracts and are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR, and certain state and local agencies, also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. Most of our federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. Our last audit was for fiscal 1999 and resulted in a $42 thousand adjustment. Historically, we have not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

Allowances for doubtful accounts:  Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of our clients to make required payments. Allowances for doubtful accounts have been determined through reviews of specific amounts deemed to be uncollectible and estimated write-offs as a result of clients who have filed for bankruptcy protection, plus an allowance for other amounts for which some loss is determined to be probable based on current circumstances. If the financial condition of clients or our assessment as to collectibility were to change, adjustments to the allowances may be required.

Income taxes:  At June 30, 2005, we had approximately $18.9 million of gross deferred income tax benefits. The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies. An $0.8 million valuation allowance has been recorded in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized. We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits. However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.

Business acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date. At June 30, 2005, we had approximately $123.1 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The assessment of goodwill involves the estimation of the fair value of our two reporting units as defined by SFAS 142. For the year ended June 30, 2005, our reporting units consisted of the Engineering & Consulting group and the Co-Energy Group (“CEG”).

During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within the CEG reporting unit. Based on our 50% co-investor’s unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, we decided not to provide the additional investment necessary to allow for any anticipated recovery of CEG. As required by SFAS No. 142, we performed a two-step interim impairment test to confirm and quantify the impairment. During step one, we determined that the goodwill recorded in its CEG reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets. The fair value of the reporting unit was estimated using the discounted cash flow method. In order to quantify the impairment, we performed step two by allocating the fair value of the CEG reporting unit to the reporting unit’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS 141. The resulting implied value of the CEG reporting unit’s goodwill was $0, primarily as a result of management’s decision, subsequent to June 30, 2005, not to provide the additional investment necessary to allow for any anticipated recovery of CEG. Therefore, in June 2005, we recorded an impairment charge of $2.6 million to write-off the goodwill. In addition, we recorded a $1.0 million impairment charge to write-off the intangible assets of CEG.

We completed our required annual assessment of the recoverability of our Engineering & Consulting reporting unit goodwill for fiscal 2005. In performing our goodwill assessment, we used current market capitalization and other factors as the best evidence of fair value. For instance, we consider a number of other factors including the operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Management completed this assessment during the third quarter of fiscal 2005, based on information as of the December 31, 2004 assessment date, and determined that no impairment existed. Since the assessment date, our market capitalization has declined significantly; however, at June 30, 2005 and December 31, 2005, our market capitalization was in excess of our carrying amount, and management determined that no impairment existed at June 30, 2005 and December 31, 2005. There can be no assurance that future events will not result in an impairment of goodwill or other assets.

Long-Lived Assets:  We periodically assess the recoverability of the unamortized balance of our long-lived assets including intangible assets based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets would be recognized as an impairment loss.

Consolidation:  We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under generally accepted accounting principles.

Voting Interest Entities.  Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, we consolidate voting interest entities in which we have a majority voting interest.

Variable Interest Entities.  VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R) , “Consolidation of Variable Interest Entities,” we consolidate all VIEs of which we are the primary beneficiary.

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

Equity-Method Investments.  When we do not have a controlling financial interest in an entity but exert significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation, or 3%-5% to 50% for a partnership or Limited Liability Company) and have an investment in common stock or in-substance common stock, we account for our investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In fiscal 2001, we made a 50% investment in a privately held energy services contracting company (“Co-Energy”) that specialized in the installation of ground source heat pump systems. We have determined that Co-Energy is a VIE and became the primary beneficiary, resulting in the need to consolidate Co-Energy into our financial statements beginning in April 2004.

Insurance Matters, Litigation and Contingencies:  In the normal course of business we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disagreements, workers’ compensation, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This practice may subject us to some future liability for which we are only partially insured or are completely uninsured. In accordance with SFAS No. 5, Accounting for Contingencies, we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, we accrue the minimum amount of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Results of Operations

Near-term results have not been favorable. Despite this, NSR and backlog have remained solid. We have begun to see evidence of increased market activity across a variety of the markets where we do business.  In addition, favorable federal legislation should stimulate activity in areas where we have strong market positions.

We expect our results of operations and financial condition during fiscal 2006 to be adversely affected by continued higher—than-expected operating costs, including an increase in costs relating to compliance with the Sarbanes-Oxley Act of 2002. The impact of the Sarbanes-Oxley regulatory structure on us became clear during the year ended June 30, 2005. While we expect the impact to be positive in the long-term for streamlining our business, the complex requirements that have been imposed very rapidly on our diverse, decentralized operations have resulted in increased compliance costs, management diversion, and disruption to ongoing business processes. Bringing our individual business units’ processes into compliance is consistent with management’s objective to fully integrate acquired operations but has added substantial short-term costs. In addition, costs associated with the restatements of our consolidated financial statements and costs relating to compliance with our agreements with our lenders (including an increase in the interest on outstanding loans by an additional 2%), our engagement of Glass & Associates, Inc. for the provision of restructuring services, and legal costs are also expected to substantially increase our operating costs and adversely affect our fiscal 2006 results of operations and financial condition.

We also expect that the completion of certain loss and low margin contracts entered into prior to 2006 will negatively impact results during the greater part of fiscal 2006. We expect the majority of these contracts to be completed by the end of fiscal 2006.

Industry activity has picked up in recent months in concert with general economic activity. Backlog for Exit Strategy projects increased, and demand for our commercial land development and redevelopment services (including brownfield development) remains strong. The labor market for civil engineers for land development projects remains tight in many areas, demanding an ongoing focus on recruiting senior professionals. We envision continued growth in this market in 2006.

With the passage by Congress of the TEA-21 successor highway and transit bill, SAFETEA-LU, we anticipate a gradual ramping up of transportation activity in the states where we operate. A number of our state DOT projects have been delayed due to uncertainty in federal funding and budget problems at the state level. With improving economic conditions in many states and certainty regarding federal funding, we anticipate increased activity in our transportation business in fiscal 2006. We recently streamlined our transportation business unit.

While municipal budgets are recovering from the budget constraints of earlier in the fiscal year, the market for municipal services remains competitive with increased local competition on bids.

Our success with the Port of Houston’s Integrated Security Project has provided us with a strong position in that market. The security market as a whole continues to mature and provide opportunities, though uncertainty remains regarding the total size of the commercial market outside of the direct expenditures by government on security personnel and hardware.

Recent passage of the 2005 Energy Policy Act should stimulate significant expansion of the domestic energy infrastructure market and provide us with opportunities in service areas where we are a major competitor, including:  permitting / licensing of new or expanded energy facilities; engineering and construction for the electric transmission grid; and development of renewable energy and energy conservation projects.

In the course of providing our services, we routinely subcontract services. Generally, these subcontractor costs and other direct reimbursable charges are passed directly through to clients and, in accordance with GAAP and industry practice, are included in gross revenue. Because subcontractor costs and other direct reimbursable charges can vary significantly from project to project, we consider NSR, which is gross revenue less subcontractor costs and other direct reimbursable charges, as a point of reference see page 20.

The following table presents the percentage relationships of items in the Consolidated Statements of Operations to NSR:

Years ended June 30,	2005	2004	2003
Net service revenue	100.0%	100.0%	100.0%

Interest income from contractual arrangements	1.1	0.8	1.4
Insurance recoverables	6.6	—	0.3

Operating costs and expenses:
Cost of services	100.6	86.6	88.6
General and administrative expenses	6.4	3.7	2.4
Goodwill and intangible asset write-offs	1.6	—	—
Depreciation and amortization	2.9	2.5	2.4
Income (loss) from operations	(3.8)	8.0	8.3
Interest expense	1.1	0.7	0.7
Income (loss) before taxes, minority interest, equity earnings (losses) and accounting change	(4.9)	7.3	7.6
Federal and state income tax provision (benefit)	(1.6)	3.1	3.0
Minority interest	(0.2)	(0.1)	—
Income (loss) before equity earnings (losses) and accounting change	(3.1)	4.3	4.6
Equity in earnings (losses) from unconsolidated affiliates	0.2	(0.1)	(0.2)
Income (loss) before accounting change	(2.9)	4.2	4.4
Cumulative effect of accounting change	(0.3)	—	—
Net income (loss)	(3.2)	4.2	4.4
Dividends and accretion charges on preferred stock	0.3	0.3	0.4
Net income (loss) applicable to common shareholders	(3.5)%	3.9%	4.0%

Our business consisted of two reportable segments in fiscal 2005:  Engineering & Consulting and CEG. These segments were established based upon the different economic characteristics and risk profile of the segments. Engineering & Consulting provides consulting, engineering and construction management services to four principal market areas, namely: Real Estate, Energy, Environmental and Infrastructure. CEG is a privately held energy services contracting company that specializes in the installation of ground source heat pump systems. Our ownership % in CEG is 50%. We consolidated the operations of CEG for the fourth quarter of fiscal 2004 and all of fiscal 2005 as we determined that CEG is a variable interest entity and that we are the primary beneficiary. Prior to the fourth quarter of fiscal 2004, we accounted for CEG as an equity investment. Our fiscal 2004 and 2003 financial statement disclosures have been restated to reflect CEG as a segment in all periods presented.

The following table presents the approximate percentage of NSR by reportable segment:

Years ended June 30,	2005	2004	2003
Engineering and Consulting	99.9%	100%	100%
CEG	0.1%	0%	0%

Results of Operations by Reportable Segment

2005 Compared to 2004

Engineering & Consulting

	Years ended June 30,		Change
	2005	2004	$	%
Gross revenue	$369,312	$353,851	$15,461	4.4%
Less: subcontractor costs and other direct reimbursable charges	141,201	124,997	16,204	13.0%
Net service revenue	228,111	228,854	(743)	-0.3%
Cost of services	227,689	197,778	29,911	15.1%
Income (loss) from operations	(3,202)	18,669	(21,871)	-117.2%
Equity in earnings from unconsolidated affiliates	344	38	306	805.3%

The following table presents the percentage relationship of certain items to NSR:

	Years ended June 30,
	2005	2004
Net service revenue	100.0%	100.0%
Cost of services	99.8%	86.4%
Income (loss) from operations	-1.4%	8.2%

Overall, the Engineering & Consulting fiscal 2005 operating results were not favorable and were significantly impacted by poor operating performance and by certain charges. Specifically, operating performance results were not favorable due to: (1) organic operating costs added during the year despite declining organic revenue, primarily at our infrastructure offices; (2) higher-than-anticipated Sarbanes-Oxley compliance costs; and (3) the postponement of several large government-related emissions tests. Additionally, we incurred significant costs associated with loss contracts identified during fiscal 2005. We also recorded several charges, cumulatively equal to approximately $6.4 million primarily in the fourth fiscal quarter, that were (1) not incurred in fiscal 2004 or (2) incurred to a lesser extent in fiscal 2004 including the following:

•                  A pre-tax charge of approximately $1.6 million to increase our allowance for doubtful accounts for specific receivables that management determined it would no longer pursue

•                  Pre-tax charges of approximately $2.0 million for contract loss reserves

•                  A pre-tax charge of approximately $1.1 million to write off certain distributed generation assets (electrical generators, related equipment and engineering designs) whose value has declined primarily due to high natural gas costs

•                  A pre-tax charge of approximately $0.9 million for restructuring costs to reduce and rebalance the workforce within a portion of our infrastructure group (see Note 16 to the accompanying consolidated financial statements)

•                  A pre-tax charge of approximately $0.8 million for a settlement with the New York City Department of Transportation related to an infrastructure group contract for construction support services

Gross revenue increased $15.4 million, or 4.4%, to $369.3 million in fiscal 2005 from $353.9 million in fiscal 2004. Acquisitions provided $19.7 million of gross revenue growth in fiscal 2005, while gross revenue from organic activities experienced a $4.3 million decline in fiscal 2005 compared to fiscal 2004 primarily due to a decrease in Exit Strategy revenues as discussed in the NSR section below.

NSR decreased $0.8 million, or 0.3%, to $228.1 million in fiscal 2005 from $228.9 million in fiscal 2004. Acquisitions provided $15.6 million of NSR growth in fiscal 2005, while NSR from organic activities experienced a $16.4 million decline in fiscal 2005 compared to fiscal 2004. Organic activities continued to be affected by challenging economic conditions, particularly for large capital projects which generally lag behind initial periods of economic upturns. NSR from organic activities decreased during fiscal 2005 compared to fiscal 2004, primarily due to the postponement of several large government-related emissions tests and the softness in the infrastructure market which resulted in an estimated NSR decrease of approximately $10.9 million in fiscal 2005. In addition, organic NSR decreased $14.0 million which was primarily attributable to an Exit Strategy contract which went into insurance coverage during fiscal 2005. On Exit Strategy contracts we record proceeds from the restricted account held by the insurer as revenue up until the restricted account is depleted. Insurance proceeds received after the restricted account is depleted are recorded as insurance recoverables. During 2004, prior to the Exit

Strategy contract reaching insurance coverage, proceeds were recorded as revenue whereas in fiscal 2005 insurance proceeds received were reported as an insurance recoverable. The adverse impacts of the above items were partially offset by $3.9 million of higher revenue attributable to increased demand from our energy clients.

Interest income from contractual arrangements increased $0.7 million, or 36.8%, to $2.6 million in fiscal 2005 from $1.9 million in fiscal 2004 primarily due to higher one-year constant maturity T-Bill rates.

Insurance recoverables increased $15.0 million, to $15.0 million in fiscal 2005 due to the Exit Strategy contract where costs were incurred that were covered by insurance.

Cost of services (“COS”) increased $29.9 million, or 15.1%, to $227.7 million in fiscal 2005 from $197.8 million in fiscal 2004. Acquisitions accounted for approximately $11.8 million, or 39.5%, of the increase in fiscal 2005 compared to last year while organic cost of services increased $18.1 million or 60.5%. Specifically, organic COS increased due to the approximately $7.5 million of cost increases at two of our operations that principally service the infrastructure market. The increased costs were primarily attributable to new office openings, increases in staff headcount and higher than expected marketing costs. These additional costs were not supported by a corresponding increase in NSR. As a result a $0.9 million restructuring charge was recorded in the fourth quarter of fiscal 2005 to reduce and rebalance the workforce within these offices. The restructuring is expected to reduce operating costs and expenses by approximately $4.0 million annually. Organic COS also increased by $3.1 million to support growing customer demand from our energy clients. To serve this increase in demand, we increased our billable headcount. In addition, organic COS in fiscal 2005 includes the following charges: (1) approximately $1.6 million higher-than-anticipated allowance for doubtful accounts charges; (2) approximately $2.0 million of contract loss reserves; (3) a $1.1 million write-off related to certain distributed generation assets whose value has declined primarily due to high natural gas costs; and (4) a $0.8 million settlement with the New York City Department of Transportation related to a contract for construction support services.

Consolidated G&A expenses increased $6.1 million, or 70.9%, to $14.7 million in fiscal 2005 from $8.6 million in fiscal 2004. In fiscal 2005, we incurred approximately $3.8 million of external costs in connection with our efforts to become compliant with the requirements of Section 404 SOX. The remainder of the increase was primarily related to a $1.5 million increase in litigation related costs and other internal costs related to SOX.

Consolidated depreciation and amortization increased $0.9 million, or 15.8%, to $6.6 million in fiscal 2005 from $5.7 million in fiscal 2004. The increase in depreciation and amortization expense in fiscal 2005 is primarily due to: (1) the amortization of intangible assets related to acquisitions completed in the current year and (2) the additional depreciation expense resulting from capital expenditures completed in fiscal 2005 and 2004.

As a result of the above factors, income (loss) from operations decreased by $21.9 million, or 117.2%, to a $3.2 million loss in fiscal 2005 from $18.7 million in income in fiscal 2004. Acquisitions provided $2.9 million of income from operations in fiscal 2005. Income (loss) from operations, exclusive of acquisitions, decreased by $24.8 million due to the reasons above.

Equity in earnings from unconsolidated affiliates, net of taxes increased $0.3 million, or 805.3%, to $0.3 million earnings in fiscal 2005 from $0 in fiscal 2004. In October 2004, we exercised an option to redeem our investment in an environmental liability management company formed by a customer. As a result, we received $0.9 million and recognized a gain of $0.5 million (net of initial investment) during the three months ended March 31, 2005 as equity in losses from unconsolidated affiliates. The amount earned was related to cost savings generated on an environmental remediation program managed by us.

In fiscal 2005, interest expense increased $1.0 million, or 66.7%, to $2.5 million from $1.5 million in fiscal 2004. The increase resulted primarily from higher borrowings to finance acquisitions and higher interest rates throughout the year.

The provisions (benefit) for federal and state income taxes reflect effective rates of 32.9% in fiscal 2005 and 41.5% in fiscal 2004. This decrease was primarily due to losses incurred by certain entities for which no associated state tax benefit has been derived as well as minority interest losses on which no tax benefit is available in fiscal 2005. We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

CEG

	Years ended June 30,		Change
	2005	2004	$	%
Gross revenue	$1,547	$549	$998	181.8%
Less: subcontractor costs and other direct reimbursable charges	1,805	603	1,202	199.3%
Net service revenue	(258)	(54)	(204)	377.8%
Cost of services	1,530	342	1,188	347.4%
Goodwill and intangible asset write-offs	3,625	—	3,625	100.0%
Loss from operations	(5,516)	(421)	(5,095)	1210.2%
Equity in earnings (losses) from unconsolidated affiliates	—	(333)	333	100.0%

As discussed in more detail in Note 3 to the consolidated financial statements, pursuant to the requirements of FIN 46(R), we consolidated the financial statements of Co-Energy in the fourth quarter of fiscal 2004 and all of fiscal 2005 as it was determined that we are the primary beneficiary of Co-Energy (a variable interest entity or “VIE”). As such, the fiscal 2004 financial data presented above only reflects the operations of CEG for the fourth quarter of fiscal 2004.

Gross revenue increased $1.0 million, or 181.8%, in fiscal 2005, compared to fiscal 2004. The increase is primarily the result of fiscal 2005 including a full year of CEG operations compared to fiscal 2004 only including the fourth quarter of CEG operations.

NSR decreased $0.2 million, or 377.8%, in fiscal 2005, compared to fiscal 2004. The decrease is primarily the result of cost over-runs on certain fixed-fee projects that resulted in the reversal of revenue under the percentage of completion method of accounting.

Cost of services increased $1.2 million, or 347.4%, in fiscal 2005, compared to fiscal 2004. The increase is the result of fiscal 2005 including a full year of CEG operations compared to fiscal 2004 only including the fourth quarter of CEG operations.

During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within the CEG reporting unit. Based on our 50% co-investor’s unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, we decided not to provide the additional investment necessary to allow for any anticipated recovery of CEG. As required by SFAS No. 142, we performed a two-step interim impairment test to confirm and quantify the impairment. During step one, we determined that the goodwill recorded in its CEG reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets. The fair value of the reporting unit was estimated using the discounted cash flow method. In order to quantify the impairment, we performed step two by allocating the fair value of the CEG reporting unit to the reporting unit’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS 141. The resulting implied value of the CEG reporting unit’s goodwill was $0, primarily as a result of management’s decision, subsequent to June 30, 2005, not to provide the additional investment necessary to allow for any anticipated recovery of CEG. Therefore, in June 2005, we recorded an impairment charge of $2.6 million to write-off the goodwill. In addition, we recorded a $1.0 million impairment charge to write-off the intangible assets of CEG.

Loss from operations increased $5.1 million, or 1,210.2%, in fiscal 2005, compared to fiscal 2004, for the reasons described above.

Equity in earnings (losses) from unconsolidated affiliates was $0 in fiscal 2005 as CEG was consolidated as a VIE.  The equity loss in fiscal 2004 was for the first three fiscal quarters of the year prior to the consolidation of CEG.

2004 Compared to 2003

Engineering & Consulting

	Years ended June 30,		Change
	2004	2003	$	%
Gross revenue	$353,851	$298,278	$55,573	18.6%
Less: subcontractor costs and
other direct reimbursable charges	124,997	87,253	37,744	43.3%
Net service revenue	228,854	211,025	17,829	8.4%
Cost of services	197,778	187,010	10,768	5.8%
Income from operations	18,669	17,325	1,344	7.8%
Equity in earnings (losses) from unconsolidated affiliates	38	(92)	130	141.3%

The following table presents the percentage relationship of certain items to NSR:

	Years ended June 30,
	2004	2003
Net service revenue	100.0%	100.0%
Cost of services	86.4%	88.6%
Income from operations	8.2%	8.2%

Gross revenue increased $55.6 million, or 18.6%, to $353.9 million in fiscal 2004 from $298.3 million in fiscal 2003. Organic activities (existing business) provided $39.3 million or 70.8% of gross revenue growth in fiscal 2004 with acquisitions providing the remaining $16.2 million or 29.2% of the gross revenue growth. The increase from organic activities relates principally to significant subcontractor efforts incurred on certain Exit Strategy and other construction contracts during fiscal 2004.

NSR increased $17.8 million, or 8.4%, to $228.8 million in fiscal 2004 from $211.0 million in fiscal 2003. Acquisitions provided $12.7 million or 71.1% of NSR growth in fiscal 2004, with organic activities providing the remaining $5.1 million or 28.9% of the NSR growth. Organic activities continued to be affected by challenging economic conditions, particularly for large capital projects which generally lag behind initial periods of economic upturns, although in the fourth quarter organic activities provided approximately 98% of the NSR growth. NSR from acquired companies is considered part of acquisition growth during the twelve months following the date acquired.

Interest income from contractual arrangements decreased $1.1 million, or 36.7%, to $1.9 million in fiscal 2004 from $3.0 million in fiscal 2003 primarily related to lower average restricted investment balances throughout fiscal 2004.

Insurance recoverables decreased $0.6 million to $0.0 million in fiscal 2004 from $0.6 million in fiscal 2003 due to lower recoverables from Exit Strategy contracts.

Cost of services increased $10.8 million, or 5.8%, to $197.8 million in fiscal 2004 from $187.0 million in fiscal 2003. The increase was primarily from the increase in NSR. As a percentage of NSR, cost of services decreased to 86.4% in fiscal 2004 from 88.6% in fiscal 2003. The improvement over the prior year resulted from cost reductions made to align capacity with the pace of activity.

Consolidated G&A expenses increased $3.5 million, or 68.6%, to $8.6 million in fiscal 2004 from $5.1 million in fiscal 2003. These increases were primarily due to additional costs required to support our growth, costs associated with our initial efforts to become compliant with the requirements of SOX and an additional $0.5 million of costs necessary to complete our fiscal 2003 audit. The additional audit costs were recorded in the first quarter of fiscal 2004.

Consolidated depreciation and amortization increased $0.6 million, or 11.8%, to $5.7 million in fiscal 2004 from $5.1 million in fiscal 2003. This increase was primarily attributable to the additional depreciation expense related to capital expenditures completed in fiscal 2004 and 2003, as well as the additional depreciation expense associated with acquisitions completed in fiscal 2003.

As a result of the above factors, income from operations increased by $1.4 million, or 7.8%, to $18.7 million in fiscal 2004 from $17.3 million in fiscal 2003. For fiscal 2004, acquisitions provided $1.9 million of the growth in operating income, while organic activities reduced income from operations by $0.5 million.

Equity in losses from unconsolidated affiliates, net of taxes increased $0.1 million, or 141.3%, to $0 in fiscal 2004 from $0.1 million in losses in fiscal 2003.

Interest expense increased by approximately 4.4% in fiscal 2004 as compared to fiscal 2003, primarily due to higher average borrowings outstanding against our revolving credit facility to finance acquisition payments. Our percentage of debt to capitalization ratio was reduced by approximately 2.3% to 21.3% in fiscal 2004.

The provisions for federal and state income taxes reflect effective rates of 41.5% in fiscal 2004 and 39.2% in fiscal 2003. This increase was primarily due to the distribution of revenue in states with higher state income taxes.

CEG

	Years ended June 30,		Change
	2004	2003	$	%
Gross revenue	$549	$—	$549	100.0%
Less: subcontractor costs and
other direct reimbursable charges	603	—	603	100.0%
Net service revenue	(54)	—	(54)	100.0%
Cost of services	342	—	342	100.0%
Loss from operations	(421)	—	(421)	100.0%
Equity in earnings (losses) from unconsolidated affiliates	(333)	(343)	10	-2.9%

As discussed in more detail in Note 3 to the consolidated financial statements, pursuant to the requirements of FIN 46(R), we consolidated the financial statements of Co-Energy as of April 1, 2004, and all of fiscal 2005 as it was determined that we are the primary beneficiary of Co-Energy (a variable interest entity or “VIE”). As such, the financial data presented above only reflects the operations of CEG for the fourth quarter of fiscal 2004. Prior to the fourth quarter of fiscal 2004, we used the equity method of accounting for its investment in CEG.

Impact of Inflation

Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to reduce debt.

Cash flows provided by operating activities were $21.4 million in fiscal 2005, compared to $10.3 million in fiscal 2004. Sources of cash generated from operating activities during fiscal 2005 totaled $21.4 million and consisted primarily of: (1) $17.3 million from increases in accounts payable (primarily related to higher subcontractor costs in Q4 fiscal 2005 compared to Q4 fiscal 2004); (2) $15.5 million from increases in deferred revenues (related to the award of new Exit Strategy contracts in fiscal 2005); (3) the $8.1 million increase in environmental remediation liabilities; (4) $7.1 million from an increase in other accrued liabilities (primarily due to (1) increased SOX and audit costs in fiscal 2005 and an (2) an increase in contract loss reserves); (5) the $5.8 million increase in restricted investments (primarily related to the award of new Exit Strategy contracts in fiscal 2005); and, (6) non-cash expenses of $10.9 million ($6.6 million for depreciation and amortization, $5.0 million for the provision for doubtful accounts and ($0.7) million for changes in deferred taxes and other non-cash items). The cash provided was partially offset by: (1) the $21.7 million increase in accounts receivable that is explained below; (2) the $9.1 million increase in long-term prepaid insurance (related to the award of new Exit Strategy contracts in fiscal 2005); and (3) the $4.3 million increase in insurance recoverable primarily related to one Exit Strategy project.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last few months of the fiscal year. The magnitude of accounts receivable for a professional services company is typically evaluated as days sales outstanding (“DSO”), which is calculated by dividing both current and long-term receivables by the most recent six-month average of daily gross revenue after adjusting for acquisitions. DSO, which measures the collections turnover of both billed and unbilled receivables, has increased to 120 at June 30, 2005 from 113 at last year end. More recently, we have been successful in significantly reducing DSO. Our goal is to reduce DSO to less than 100 days.

Under Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. These proceeds, less any insurance premiums for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for deposited funds to earn interest at the one-year constant maturity T-Bill rate. As such, there is a risk that the deposited funds will not grow at the rate anticipated when the contract was executed resulting in a lower amount of funds to perform the contractual requirements. However, this risk is mitigated by a finite risk cost cap insurance policy which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

Investing activities used cash of approximately $35.4 million in fiscal 2005 compared to $11.1 million last year. The investments in fiscal 2005 consisted of: (1) $17.6 million for acquisitions (approximately $13.1 million for current year acquisitions and approximately $4.5 million for additional purchase price payments related to acquisitions completed in prior years); (2) $6.3 million for capital expenditures for additional information technology and other equipment to support business growth; (3) an additional $0.8 million for investments in unconsolidated affiliates; and (4) $12.3 million of restricted investments related to Exit Strategy projects.

During fiscal 2005, financing activities provided cash of $13.9 million, consisting of $14.5 million of net borrowings from our credit facility to support investing activities and $1.4 million from the exercise of stock options and warrants, partially offset by $2.0 million to repay long-term debt.

At June 30, 2005, we had borrowings outstanding pursuant to our revolving credit facility of $55.0 million at an average interest rate of 5.2%, compared to $40.5 million of borrowings outstanding at an average interest rate of 2.9% at June 30, 2004. Events of default have occurred under the credit agreement as a result of our failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings. As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006 we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extend through July 15, 2006. Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement. The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and gradually reduces to $48.0 million by June 30, 2006. However, the forbearance agreement contains a covenant that requires us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement.

We are also required to pay an additional 2% interest on outstanding loans under the credit agreement and to provide the lenders or their consultants full access to our financial records and provide the lenders with certain financial and other deliverables. We also agreed that we will not, without the consent of the lenders, incur additional indebtedness, pledge any of our assets, pay any cash dividends or make any distributions to our shareholders, except with respect to the payments of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of our assets. In addition, borrowings under the credit agreement are collateralized by all of our assets.

In May and June 2006, we received several term sheets from financial institutions. The term sheets all provided for either a revolving line of credit secured by accounts receivable and tangible and intangible assets, or a revolving line of credit and subordinated debt where the revolving line of credit would be secured by a first lien on accounts receivable and tangible and intangible assets and the subordinated debt would be secured by a second lien on those same assets. We are now pursuing the refinancing of the outstanding debt with two institutions that have both indicated their ability to complete the refinancing by the July 15, 2006 termination date of the forbearance agreement. Both institutions are in the process of finalizing their due diligence. We believe that we will refinance the outstanding debt with one of the financial institutions, or, in the event that both institutions withdraw from the refinancing, we would then go forward in refinancing the outstanding debt with another financial institution for which we have received a term sheet. In addition, we have been discussing with potential investors the raising of additional capital through the issuance of common stock.

We expect that the cash generated from operations, the cash on hand at June 30, 2005, available borrowings under the revolving credit facility which expires on July 15, 2006, proceeds from asset sales, and the cash generated from the recent completion of a $20.0 million private placement (discussed in Note 20 to the accompanying consolidated financial statements) will be sufficient to meet our operating and capital requirements. We are currently in the process of replacing our existing line of credit with a facility from another lender.

Contractual Obligations

The following table sets forth, as of June 30, 2005, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates of between 7% — 9.25% for estimating future interest payment obligations) under contracts, such as debt and lease agreements (dollars in thousands). The rates used to project the future interest payments on our subordinated notes were between 6% and 9%. The rate used to project the future interest payments on our long-term debt was 9.25% and included the 2% additional interest discussed in the Liquidity and Capital Resources section above:

	Payments due by period
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Long-term debt	$60,297	$5,088	$55,209	$—	$—
Subordinated notes	5,388	2,158	1,565	—	1,665
Operating leases	39,013	12,617	16,089	7,685	2,622
Capitalized lease obligations	408	175	189	42	2
Total contractual obligations	$105,106	$20,038	$73,052	$7,727	$4,289

We have entered into several long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites. See Note 19 to the accompanying consolidated financial statements for additional discussion of the obligations pursuant to Exit Strategy contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $12.9 million in fiscal 2005, $12.3 million in fiscal 2004, and $11.2 million in fiscal 2003. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are presented above in Contractual Obligations.

New Accounting Pronouncements

In June 2005, the FASB directed the staff to issue the proposed FSP EITF Issue 03-1-a as final and it will be retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” (“FSP FAS 115-1”). It replaces existing guidance and clarifies that an impairment should be recognized as a loss at a date no later than the impairment is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. We believe that our current policy on other-than-temporary impairments complies with FSP FAS 115-1. Accordingly, we do not expect the adoption of this standard will have a material impact on our financial results.

In June 2005, the FASB issued FSP No. FAS 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.”  This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), regardless of the timing of the redemption feature or price even though the underlying shares may be classified as equity. This FSP is effective for us beginning July 1, 2005. We do not expect the adoption of this FSP will have a material impact on our financial results.

In June 2005, the EITF issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for us beginning after July 1, 2005. We do not expect the adoption of this issue will have a material impact on our financial results.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires, among other things, retrospective application, unless impracticable, to prior period financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate will not change from APB Opinion No. 20. SFAS 154 is effective for us beginning July 1, 2006. We do not expect the adoption of this standard will have a material impact on our financial results.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for us beginning July 1, 2005. We do not expect the adoption of this interpretation will have a material impact on our financial results.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, requires us to expense the value of stock option awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). We will follow the guidance prescribed in SAB 107 in connection with the adoption of SFAS 123(R), which is effective for us beginning July 1, 2005. SFAS 123(R) must be applied to new awards and previously granted awards that are not fully vested on the effective date.  If we adopted SFAS 123(R) in prior years, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of this report.

We will use the modified prospective method for adoption of SFAS 123(R), and expect that the related compensation cost to be recognized during fiscal 2006 will range from $1.5 million to $2.0 million before income taxes.  SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is required to be adopted in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard will have a material impact on our financial results.

In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement 109, (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 is effective for us beginning July 1, 2005. We do not expect the adoption of this FSP will have a material impact on our financial results.

In April 2004, the FASB issued Staff Position No. 129-1, “Disclosure Requirements under FASB 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities.”  The FASB staff confirmed through this FSP that the disclosure requirements of FASB 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share. We have included the required disclosures in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS 150 have been deferred for an indefinite period. The adoption of the currently effective provisions of this standard did not have a material impact on our results of operations or financial position. We have specifically reviewed whether our redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount at inception was not deemed to be fixed or determinable. As a result, our redeemable preferred stock does not fall within the scope of this standard.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

We currently do not utilize derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our credit agreement. Our credit facility provided for borrowings at a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.50% to 0.25% per annum. Events of default have occurred under the credit agreement, among other things, as a result of our failure to deliver timely audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings. As a result, on November 2, 2005, January 24, 2006 and February 15, 2006, we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extend through July 15, 2006. Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement. The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and gradually reduces further to $48.0 million by June 30, 2006. However, the forbearance agreement contains a covenant that requires us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of the cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement. We are also required to pay an additional 2% interest on outstanding loans under the credit agreement and to provide the lenders or their consultants’ full access to our financial records and provide the lenders with certain financial and other deliverables.

Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the facility’s maturity date. Under its original term, the facility matured on March 31, 2008 or earlier at our discretion, upon payment in full of loans and other obligations.

Item 8.                          Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Financial Statements:
Report of Independent Registered Public Accounting Firm	37
Consolidated Statements of Operations for the years ended June 30, 2005,
2004 (as restated) and 2003 (as restated)	38
Consolidated Balance Sheets at June 30, 2005 and 2004 (as restated)	39
Consolidated Statements of Cash Flows for the years ended June 30, 2005,
2004 (as restated) and 2003 (as restated)	40
Consolidated Statements of Changes in Shareholders’ Equity for the years ended
June 30, 2005, 2004 (as restated) and 2003 (as restated)	41
Notes to Consolidated Financial Statements	42

Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for the years ended June 30, 2005, 2004 and 2003	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

As discussed in Note 2 to the consolidated financial statements, the Company (1) changed its method of accounting for investments in certain limited liability companies effective July 1, 2004 as a result of adopting EITF 03-16, Investments in Limited Liability Companies, and (2) adopted the provisions of FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in fiscal 2004.

As discussed in Note 3 to the consolidated financial statements, the accompanying 2004 and 2003 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
June 29, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

Years ended June 30,	2005	2004	2003
		(As restated, see Note 3)	(As restated, see Note 3)

Gross revenue	$370,859	$354,400	$298,278
Less subcontractor costs and other direct reimbursable charges	143,006	125,600	87,253
Net service revenue	227,853	228,800	211,025

Interest income from contractual arrangements	2,578	1,877	3,002
Insurance recoverables	14,969	(18)	556

Operating costs and expenses:
Cost of services	229,219	198,120	187,010
General and administrative expenses	14,663	8,568	5,106
Goodwill and intangible asset write-offs	3,625	—	—
Depreciation and amortization	6,611	5,723	5,142
	254,118	212,411	197,258
Income (loss) from operations	(8,718)	18,248	17,325
Interest expense	2,442	1,462	1,400
Income (loss) before taxes, minority interest, equity earnings (losses) and accounting change	(11,160)	16,786	15,925
Federal and state income tax provision (benefit)	(3,673)	6,971	6,248
Minority interest	(470)	(217)	—
Income (loss) before equity earnings (losses) and accounting change	(7,017)	10,032	9,677
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	344	(295)	(435)
Income (loss) before accounting change	(6,673)	9,737	9,242
Cumulative effect of accounting change, net of taxes	(589)	—	—
Net income (loss)	(7,262)	9,737	9,242
Dividends and accretion charges on preferred stock	766	735	766
Net income (loss) available to common shareholders	$(8,028)	$9,002	$8,476

Basic earnings (loss) per common share:
Before accounting change	$(0.53)	$0.66	$0.65
Cumulative effect of accounting change	(0.04)	—	—
	$(0.57)	$0.66	$0.65

Diluted earnings (loss) per common share:
Before accounting change	$(0.53)	$0.62	$0.61
Cumulative effect of accounting change	(0.04)	—	—
	$(0.57)	$0.62	$0.61

Weighted average common shares outstanding:
Basic	14,109	13,689	13,090
Diluted	14,109	14,550	13,917

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	June 30, 2005	June 30, 2004
		(As restated, see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$3,325	$3,524
Accounts receivable, less allowances for doubtful accounts	136,859	113,441
Insurance recoverable - environmental remediation	5,683	1,358
Deferred income tax benefits	11,355	6,853
Income taxes refundable	3,900	1,036
Restricted investment	44,993	32,720
Prepaid expenses and other current assets	6,788	4,846
	212,903	163,778
Property and equipment:
Land and building	480	480
Equipment, furniture and fixtures	43,594	40,724
Leasehold improvements	4,249	4,190
	48,323	45,394
Less accumulated depreciation and amortization	30,996	28,301
	17,327	17,093
Goodwill	123,122	114,723
Investments in and advances to unconsolidated affiliates and construction joint ventures	3,768	4,896
Long-term restricted investment	87,535	93,084
Long-term prepaid insurance	56,879	47,812
Other assets	14,719	8,052
	$516,253	$449,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,924	$1,229
Accounts payable	38,776	20,000
Accrued compensation and benefits	16,869	13,916
Deferred revenue	49,960	37,363
Environmental remediation liability	1,655	—
Other accrued liabilities	21,173	12,429
	130,557	84,937
Non-current liabilities:
Long-term debt, net of current portion	45,056	42,558
Deferred income tax liabilities	7,156	8,560
Long-term deferred revenue	154,229	151,305
Long-term environmental remediation liability	6,466	—
Minority interest	—	470
	225,707	202,893
Convertible redeemable preferred stock	14,941	14,824
Commitments and contingencies (see Notes 14, 16, 17, 19 and 20)
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 15,332,584 and 14,389,605 shares issued and outstanding, respectively, at June 30, 2005 and 14,850,028 and 13,907,049 shares issued and outstanding, respectively, at June 30, 2004	1,533	1,485
Additional paid-in capital	105,092	98,848
Retained earnings	41,320	49,348
	147,945	149,681
Less treasury stock, at cost	2,897	2,897
	145,048	146,784
	$516,253	$449,438

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Years ended June 30,	2005	2004	2003
		(As restated,	(As restated,
		see Note 3)	see Note 3)
Cash flows from operating activities:
Net income (loss)	$(7,262)	$9,737	$9,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in deferred taxes and other non-cash items:
Depreciation and amortization	6,611	5,723	5,142
Cumulative effect of accounting change	589	—	—
Provision for doubtful accounts	4,959	3,138	3,036
Non-cash interest income	(170)	—	(130)
Deferred income taxes	(5,497)	(1,331)	(779)
Equity in (earnings) losses from unconsolidated affiliates	(344)	295	435
Goodwill and intangible asset write-offs	3,625	—	—
Minority interest	(470)	(217)	—
Loss on disposals of property and equipment	464	211	176
Other non-cash items	1,127	(551)	150
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21,662)	(18,668)	(2,862)
Restricted investments (current and long-term)	5,796	24,670	(10,363)
Deferred revenue (current and long-term)	15,482	(23,025)	20,567
Long-term prepaid insurance	(9,067)	1,452	(11,066)
Insurance recoverable	(4,325)	18	(556)
Prepaid expenses and other current assets	(1,630)	191	95
Accounts payable	17,295	3,947	362
Accrued compensation and benefits	2,258	3,001	(1,195)
Environmental remediation liability (current and long-term)	8,121	—	—
Income taxes payable	(2,237)	1,002	(3,948)
Other accrued liabilities	7,113	594	493
Other assets	618	104	(44)
Net cash provided by operating activities	21,394	10,291	8,755

Cash flows from investing activities:
Additions to property and equipment	(6,260)	(4,956)	(5,694)
Restricted investments (current and long-term)	(12,349)	1,003	3,515
Acquisition of businesses, net of cash acquired	(17,589)	(5,740)	(19,217)
Consolidation of variable interest entity	—	157	—
Investments in and advances to unconsolidated affiliates	749	(1,530)	(835)
Net cash used in investing activities	(35,449)	(11,066)	(22,231)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	14,500	(500)	18,000
Payments on long-term debt and other	(2,021)	(1,832)	(1,674)
Proceeds from exercise of stock options and warrants	1,377	1,365	655
Collection of note receivable	—	146	—
Net cash provided by (used in) financing activities	13,856	(821)	16,981

Increase (decrease) in cash and cash equivalents	(199)	(1,596)	3,505
Cash and cash equivalents, beginning of year	3,524	5,120	1,615
Cash and cash equivalents, end of year	$3,325	$3,524	$5,120

Supplemental cash flow information:
Interest paid	$2,332	$1,495	$1,274
Income taxes paid, net of refunds	3,958	7,319	10,718
Liabilities assumed from acquisitions	3,652	82	6,891
Value of shares issued in connection with acquisitions	3,453	3,422	11,107
Liabilities assumed from contractual arrangements:
Environmental remediation liabilities assumed pursuant to Exit Strategy projects	8,216	—	—
Restricted investments received to fund environmental remediation liabilities	5,491	—	—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
In thousands, except share data

	Common stock					Treasury stock
Years ended June 30, 2005, 2004 and 2003	Number of shares	Amount	Additional paid-in capital	Note receivable	Retained earnings	Number of shares	Amount	Total shareholders’ equity
Balances, June 30, 2002 (As previously reported)	13,497,806	$1,350	$79,487	$(146)	$39,155	942,980	$(2,897)	$116,949
Prior period restatement adjustments	—	—	—	—	(7,285)	—	—	(7,285)
Balances, June 30, 2002 (As restated, see Note 3)	13,497,806	1,350	79,487	(146)	31,870	942,980	(2,897)	109,664
Issuance of common stock and warrants in connection with businesses acquired	748,154	75	11,032	—	—	—	—	11,107
Exercise of stock options and warrants (including tax benefits)	131,718	13	884	—	—	—	—	897
Dividends and accretion charges on preferred stock	45,545	5	654	—	(766)	—	—	(107)
Directors’ deferred compensation	6,347	—	100	—	—	—	—	100
Net income (As restated, see Note 3)	—	—	—	—	9,242	—	—	9,242
Balances, June 30, 2003 (As restated, see Note 3)	14,429,570	1,443	92,157	(146)	40,346	942,980	(2,897)	130,903
Issuance of common stock and warrants in connection with businesses acquired (as restated, see Note 3)	169,300	17	3,405	—	—	—	—	3,422
Exercise of stock options and warrants (including tax benefits)	211,279	21	2,568	—	—	—	—	2,589
Dividends and accretion charges
on preferred stock	34,214	3	619	—	(735)	—	—	(113)
Collection of note receivable	—	—	—	146	—	—	—	146
Directors’ deferred compensation	5,665	1	99	—	—	—	—	100
Net income (As restated, see Note 3)	—	—	—	—	9,737	—	—	9,737
Balances, June 30, 2004 (As restated, see Note 3)	14,850,028	1,485	98,848	—	49,348	942,980	(2,897)	146,784
Issuance of common stock and warrants in connection with businesses acquired	207,918	21	3,432	—	—	—	—	3,453
Exercise of stock options and warrants (including tax benefits)	223,633	22	2,029	—	—	—	—	2,051
Dividends and accretion charges on preferred stock	42,617	4	644	—	(766)	—	—	(118)
Directors’ deferred compensation	8,388	1	139	—	—	—	—	140
Net loss	—	—	—	—	(7,262)	—	—	(7,262)
Balances, June 30, 2005	15,332,584	$1,533	$105,092	$—	$41,320	942,980	$(2,897)	$145,048

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except per share data

Note 1. Company Background and Basis of Presentation

TRC Companies, Inc., through its subsidiaries (collectively, the “Company”), is a client-focused company that creates and implements sophisticated and innovative solutions to the challenges facing America’s real estate, energy, environmental and infrastructure markets. The Company conducts it activities under two business segments which involve providing engineering and consulting services to commercial organizations and governmental agencies almost entirely in the United States of America.

The consolidated financial statements include the Company and its wholly owned-subsidiaries after elimination of intercompany accounts and transactions. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties. The Company recognizes its proportional share of such joint venture revenue, costs and operating profits in its Consolidated Statements of Operations.

As discussed in more detail in Note 3, pursuant to the requirements of FIN 46(R), the Company consolidated the financial statements of Co-Energy in the fourth quarter of fiscal 2004 and all of fiscal 2005 as it was determined that the Company is the primary beneficiary of Co-Energy (a variable interest entity or “VIE”).

Note 2. Summary of Significant Accounting Policies

Revenue Recognition:  The Company recognizes contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). The Company earns revenue from fixed-price, time-and-materials and cost-plus contracts as described below.

Fixed-Price

The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method. Under this method for revenue recognition, the Company estimates the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. The Company generally utilizes an efforts-expended cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred.

Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and cost estimates. Such estimates are based on various judgments the Company makes with respect to those factors and can be difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation process, actual completion costs often vary from estimates. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss first becomes known.

Unit price contracts are a subset of fixed-price contracts. Under unit price contracts, the Company’s clients pay a set fee for each service or unit of production. The Company recognizes revenue under unit price contracts as it completes the related service transaction for its clients. If the Company’s costs per service transaction exceed original estimates, its profit margins will decrease and it may realize a loss on the project unless it can obtain a change order or contract modification, or successfully prevail in a claim, in order to receive payment for the additional costs.

Time-and-Materials

Under time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for its actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs in connection with its performance under the contract. The Company’s profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared to negotiated billing rates. Revenue on time-and-materials contracts is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs on the projects.

Cost-Plus

Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor costs, plus non-labor costs it incurs, plus the portion of the fixed fee it has earned to date. The Company invoices for its services as revenue is recognized or in accordance with agreed-upon billing schedules.

Cost-Plus Fixed Rate. Under the Company’s cost-plus fixed rate contracts, it charges clients for its costs plus negotiated rates based on its indirect costs. In negotiating a cost-plus fixed rate contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. The Company recognizes revenue based on the actual total costs it has expended plus the applicable fixed fee. If the actual total costs are lower than the total costs the Company has estimated, its revenue from that project will be lower than originally estimated.

Change Orders/Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract. Change orders typically result from changes in scope, specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work. Claims are amounts in excess of the agreed contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price or other causes of unanticipated additional contract costs.

Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs.

Other Contract Matters

The Company has fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. These proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity T-Bill rate. The interest is recorded when earned and reported as “interest income from contractual arrangements” on the statement of operations.

The net proceeds held by the insurer, and interest growth thereon, are recorded as an asset (current and long-term restricted investment) on the Company’s consolidated balance sheet, with a corresponding liability related to the net proceeds (current and long-term deferred revenue). Consistent with the Company’s other fixed price contracts, the Company recognizes revenue on Exit Strategy contracts using the percentage-of-completion method. Under this method for revenue recognition, the Company estimates the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. The Company utilizes an efforts-expended cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring.

In instances where the Company establishes that: (1) costs will exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, the Company will record an insurance recovery up to the amount of the Company’s insured costs. An insurance gain, that is, an amount to be recovered in excess of the Company’s recorded costs, is not recognized until all contingencies relating to the Company’s insurance claim have been resolved. The Company defines the resolution of contingencies, with respect to insurance claims, as the receipt of insurance proceeds. Insurance recoveries are reported as “insurance recoverable” on the Company’s consolidated statement of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss first becomes known.

Federal Acquisition Regulations (“FAR”), which are applicable to the Company’s federal government contracts and are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR, and certain state and local agencies, also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. Most of the Company’s federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews the Company’s overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the Company has improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards.  The Company’s last audit was for fiscal 1999 and resulted in a ($42) adjustment. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

Change in Accounting for Investments — Effective July 1, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting for Investments in Limited Liability Companies,” (“EITF 03-16”) issued by the Financial Accounting Standards Board (“FASB”). EITF 03-16 requires that investments in limited liability companies be accounted for similarly to a limited partnership investment. As a result, investors are required to apply the equity method of accounting at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The new accounting guidance in EITF 03-16 required the Company to change its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method. Accordingly, the Company recorded an adjustment in the first quarter of fiscal 2005 for the cumulative effect of this change in accounting principle equal to its pro rata share of the energy savings company’s losses, up to the carrying amount, since making the investment in fiscal 2001. The cumulative effect of the accounting change increase the net loss for the year ended June 30, 2005 by $589 (net of an income tax benefit of $409) or $0.04 per basic and diluted share. If EITF 03-16 was adopted on July 1, 2002, the Company’s pro forma net income, basic earnings per share and diluted earnings per share would have been $9,671, $0.65 and $0.61 for fiscal 2004 and $9,143, $0.64 and $0.60 for fiscal 2003, respectively.

Change in Accounting for FIN 46(R) — On December 24, 2003, the Financial Accounting Standard Board (“FASB”) issued FIN 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, (“FIN 46(R)”) which was applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company considered the provisions of FIN 46(R) in preparing its previously issued fiscal 2004 financial statements and made the determination that Co-Energy was not a variable interest entity (“VIE”) pursuant to the requirements of FIN 46(R) and therefore was not required to consolidate the financial statements of Co-Energy. Subsequent to the issuance of such 2004 financial statements it has determined that Co-Energy is a VIE and the Company is the primary beneficiary; resulting in the need to restate its 2004 financial statements to consolidate Co-Energy into the Company’s financial statements beginning in April 2004. On this date, in accordance with the provisions of FIN46(R), the Company measured the assets, liabilities, and noncontrolling interests of the Co-Energy at their fair values. Prior to applying the provisions of Fin46(R) investment in entities with variable interests as defined in FIN 46(R), the Company accounted for its investments in these entities using the equity method, as required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and ARB 51.

Goodwill and Other Intangible Assets — The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. The Company’s policy is to amortize customer relationships with determinable lives over their estimated useful lives ranging from five to 15 years. Contract backlog and other intangibles with contractual terms are amortized over the respective contractual lives. Goodwill and indefinite-lived intangibles are not amortized, but are evaluated at least annually for impairment as described in “Long-Lived Assets” below. This evaluation is based on valuation models that incorporate expected future cash flows and profitability projections.

Restricted Investment — The current and long-term restricted investment balance relates to the Company’s Exit Strategy contracts. Under the terms of the contracts, the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The net proceeds deposited with the insurer and interest growth thereon are recorded as an asset (current and long-term restricted investment) on the Company’s consolidated balance sheet, with a corresponding liability related to the net proceeds (included within the current and long-term deferred revenue). The restricted investment represents cash deposits which are recorded at histroical cost that approximates fair value. At inception the policy periods range from 10 to 32 years. The current portion of the restricted investment represents the amount the Company estimates it will collect from the insurer over the next 12 months.

Property and Equipment — Property and equipment are recorded at cost, including costs to bring the equipment into operation. Major improvements and betterments to existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method over estimated useful lives of three to 10 years. Leasehold improvements are amortized over the shorter of the lives of the various leases or the useful lives of the improvements.

Long-Lived Assets — Management regularly reviews property and equipment and other long-lived assets, including certain intangibles and goodwill, for possible impairment. This review occurs if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment of property and equipment or amortizable intangible assets, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated as the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Annually, or earlier, if there is indication of impairment of intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Management compares the fair value of its two reporting units to their carrying value to assess goodwill impairment. If the estimated fair value of the related reporting unit is less than the carrying amount, an impairment loss is recognized to write down the reporting unit’s goodwill to its implied fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within the CEG reporting unit. Based on the Company’s 50% co-investor’s unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, the Company decided not to provide the additional investment necessary to allow for any anticipated recovery of CEG. As required by SFAS No. 142, the Company performed a two-step interim impairment test to confirm and quantify the impairment. During step one, the Company determined that the goodwill recorded in its CEG reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets. The fair value of the reporting unit was estimated using the discounted cash flow method. In order to quantify the impairment, the Company performed step two by allocating the fair value of the CEG reporting unit to the reporting unit’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS 141. The resulting implied value of the CEG reporting unit’s goodwill was $0, primarily as a result of management’s decision, subsequent to June 30, 2005, not to provide the additional investment necessary to allow for any anticipated recovery of CEG. Therefore, in June 2005, the Company recorded an impairment charge of $2,615 to write-off the goodwill. In addition, the Company recorded a $1,010 impairment charge to write-off the intangible assets of CEG.

The Company also recorded a pre-tax asset impairment charge (included in cost of services on the consolidated statement of operations) of $759 in fiscal 2005. Approximately $576 of the impairment charge related to certain distributed generation assets (primarily electrical generators, related equipment and engineering designs) whose value declined primarily due to the increase in natural gas costs. The remaining $183 related to charges associated with the closing of certain facilities (See Note 16).

Consolidation — The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under generally accepted accounting principles.

Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has a majority voting interest.

Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the Company consolidates all VIEs of which it is the primary beneficiary.

The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

Equity-Method Investments. When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation or 3%-5% to 50% for a parternship or Limited Liability Company) and has an investment in common stock or in-substance common stock, the Company accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In fiscal 2001, the Company made a 50% investment in a privately held energy services contracting company (“Co-Energy”) that specialized in the installation of ground source heat pump systems. The Company has determined that Co-Energy is a VIE and the Company became the primary beneficiary, resulting in the need to consolidate Co-Energy into the Company’s financial statements beginning in April 2004.

Earnings per Share — Earnings per share (“EPS”) is computed in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Basic EPS is determined as net income (loss) applicable to common shareholders divided by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company’s preferred stock. For purposes of computing diluted EPS, the Company uses the treasury stock method. Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.

For the fiscal year ended June 30, 2005, the Company reported a net loss; therefore, diluted EPS was equal to basic EPS. For fiscal 2004 and 2003, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS which would have been anti-dilutive. Therefore, conversion was not assumed for purposes of computing diluted EPS and, as a result, 932 and 721 shares were excluded from the calculation of diluted EPS in fiscal 2004 and 2003, respectively. The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) in fiscal 2005, 2004 and 2003 were 1,038, 836, and 765, respectively.

The following table sets forth the computations of basic and diluted EPS:

Years ended June 30,	2005		2004		2003
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income (loss) before accounting change	$(6,673)	$(6,673)	$9,737	$9,737	$9,242	$9,242
Cumulative effect of accounting change	(589)	(589)	—	—	—	—
Net income (loss)	(7,262)	(7,262)	9,737	9,737	9,242	9,242
Dividends and accretion charges on preferred stock	766	766	735	735	766	766
Net income (loss) available to common shareholders	$(8,028)	$(8,028)	$9,002	$9,002	$8,476	$8,476

Weighted average common shares outstanding	14,109	14,109	13,689	13,689	13,090	13,090
Potentially common shares:
Stock options and warrants	—	—	783	—	748	—
Contingently issuable shares	—	—	78	—	79	—
Total potentially common shares	14,109	14,109	14,550	13,689	13,917	13,090

Earnings (loss) per share	$(0.57)	$(0.57)	$0.62	$0.66	$0.61	$0.65

Employee Benefit Plans — The Company has 401(k) savings plans covering substantially all employees. The Company’s contributions to the plans were approximately $2,887, $2,853 and $2,578 in fiscal 2005, 2004 and 2003, respectively. The Company does not provide post-employment or other post-retirement benefits.

Fair Value of Financial Instruments — Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as reflected in the financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company’s note payable — revolving credit agreement and subordinated notes at June 30, 2005, approximate fair value as the interest rates on the instruments change with market interest rates. The Company’s restricted investments and insurance recoverables approximate fair value.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimated costs to complete long-term fixed-price contracts, allowances for doubtful accounts, estimates of future cash flows associated with long-lived assets, fair value of long-lived assets and deferred income taxes. Actual results could differ from these estimates.

Credit Risks — Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, unbilled receivables, restricted investments, insurance recoverables and, investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs ongoing credit evaluations of its clients and maintains an allowance for estimated credit losses.

Self-Insurance Reserves —  The Company is self-insured for certain losses related to workers’ compensation and employee medical benefits. Costs for self-insurance claims are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop-loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Income Taxes — The Company uses the asset and liability approach in accounting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Stock-Based Compensation — The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options issued. Accordingly, no compensation cost has been recognized for stock options issued as exercise prices were not less than the fair value of the underlying stock on the grant date. If compensation costs for stock options issued had been determined based on the fair value at the grant date under SFAS 123, “Accounting for Stock-Based Compensation,” pro forma net income (loss) and EPS for the years ended June 30, 2005, 2004 and 2003 would have been as follows:

Years ended June 30,	2005	2006	2003
Income (loss) before accounting change	$(6,673)	$9,737	$9,242
Cumulative effect of accounting change	(589)	—	—
Net income (loss), as reported	(7,262)	9,737	9,242
Dividends and accretion charges on preferred stock	766	735	766
Net income (loss) applicable to common shareholders, as reported	(8,028)	9,002	8,476
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(1,291)	(1,428)	(2,076)

Net income (loss), pro forma	$(8,553)	$8,309	$7,166

Net income (loss) applicable to common shareholders, pro forma	$(9,319)	$7,574	$6,400

Earnings (loss) per share, as reported:

Basic	$(0.57)	$0.66	$0.65
Diluted	(0.57)	0.62	0.61

Earnings (loss) per share, pro forma:

Basic	$(0.66)	$0.55	$0.49
Diluted	(0.66)	0.52	0.46

In arriving at the pro forma amounts, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Years ended June 30,	2005	2004	2003
Risk-free interest rate	3.8%	3.4%	3.2%
Expected life	5 years	5 years	5 years
Expected volatility	54%	55%	50%
Expected dividend yield	None	None	None

The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $8.02, $9.18 and $6.14, respectively.

Comprehensive Income (Loss) — The Company reports comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income.”  This standard defines comprehensive income (loss) as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). There are no differences between net income (loss) and comprehensive income (loss) for the years ended June 30, 2005, 2004 and 2003.

New Accounting Pronouncements — In June 2005, the FASB directed the staff to issue the proposed FSP EITF Issue 03-1-a as final and it will be retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” (“FSP FAS 115-1”). It replaces existing guidance and clarifies that an impairment should be recognized as a loss at a date no later than the impairment is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company believes that its current policy on other-than-temporary impairments complies with FSP FAS 115-1. Accordingly, the Company does not expect the adoption of this standard will have a material impact on its financial results.

In June 2005, the FASB issued FSP No. FAS 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.”  This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), regardless of the timing of the redemption feature or price even though the underlying shares may be classified as equity. This FSP is effective for us beginning July 1, 2005. The Company does not expect the adoption of this FSP will have a material impact on its financial results.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires, among other things, retrospective application, unless impracticable, to prior period financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate will not change from APB Opinion No. 20. SFAS 154 is effective for us beginning July 1, 2006. The Company does not expect the adoption of this standard will have a material impact on its financial results.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for the Company beginning July 1, 2005. The Company does not expect the adoption of this interpretation will have a material impact on its financial results.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, requires the Company to expense the value of stock option awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). The Company will follow the guidance prescribed in SAB 107 in connection with the adoption of SFAS 123(R), which is effective for it beginning July 1, 2005. SFAS 123(R) must be applied to new awards and previously granted awards that are not fully vested on the effective date.  If the Company adopted SFAS 123(R) in prior years, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of this report.

The Company will use the modified prospective method for adoption of SFAS 123(R), and expects that the related compensation cost to be recognized during fiscal 2006 will range from $1,500 to $2,000 before income taxes. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is required to be adopted in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard will have a material impact on its financial results.

In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement 109, (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 is effective for the Company beginning July 1, 2005. The Company does not expect the adoption of this position will have a material impact on its financial results.

In April 2004, the FASB issued Staff Position No. 129-1, “Disclosure Requirements under FASB 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities.”  The FASB staff confirmed through this FSP that the disclosure requirements of FASB 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share. The Company has included the required disclosures in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions regarding guidance for accounting for mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS 150 have been deferred for an indefinite period. The adoption of the currently effective provisions of this standard did not have a material impact on the Company’s results of operations or financial position. The Company has specifically reviewed whether its redeemable preferred stock is within the scope of this standard, and, due to the redemption value being subject to a floor share price, the monetary amount at inception was not deemed to be fixed or determinable. As a result, the Company’s redeemable preferred stock does not fall within the scope of this standard.

Note 3. Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2004, management determined that the Company’s consolidated financial statements as of June 30, 2004 and for the years ended June 30, 2004 and 2003 required restatements, primarily to correctly account for certain components of the Company’s Exit Strategy program and for certain other items described below. Under an Exit Strategy contract the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity T-Bill rate. The Company has now determined that the net proceeds deposited with the insurer and interest growth thereon should be recorded as an asset (current and long-term restricted investment) on the Company’s consolidated balance sheet, with a corresponding liability related to the net proceeds (included within current and long-term deferred revenue). Previously the proceeds held by the insurer were not recorded in the Company’s financial statements. When determining contract revenue, the Company had previously considered future interest to be earned as escalation to the contract price which was recognized as work was performed on the contract under the percentage of completion method. The Company has now determined that the interest should be accounted for as interest income, to be recognized as earned, rather than contract escalation and that any proceeds from an Exit Strategy insurance policy beyond the client’s initial deposit and interest growth thereon should be accounted for as an insurance recovery rather than contract revenue as previously reported. Interest income from contractual arrangements and insurance recoveries are reported as separate line items in the consolidated statement of operations. Additionally, when determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized on a straight-line basis to cost incurred over the life of the related insurance policy. Previously, the prepaid insurance premiums and fees were excluded from the percentage of completion calculation and were not recorded on the Company’s balance sheet; rather the premium and fee amount for each project was amortized to revenue and cost over the expected duration of the remediation phase.

The restatement adjustments relate to the timing and classification within the statement of operations but not the ultimate amount of revenue, interest, insurance recoveries and related costs to be recognized under the contracts. The underlying economic value of the Exit Strategy business remains unchanged. The resulting effect is that the consolidated financial statements for the fiscal years ended June 30, 2004 and 2003 have been restated from the amounts previously reported. The pre-tax earnings (loss) impacts for the Exit Strategy restatements were ($5,737) and ($1,780) for fiscal 2004 and fiscal 2003, respectively.

In fiscal 2001, the Company made a 50% investment in a privately held energy services contracting company (“Co-Energy or CEG”) that specialized in the installation of ground source heat pump systems. The Company used the equity method of accounting for this investment since inception. On December 24, 2003, the Financial Accounting Standard Board (“FASB”) issued FIN 46(R) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, (“FIN 46(R)”) which was applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company considered the provisions of FIN 46(R) in preparing its previously issued fiscal 2004 financial statements and made the determination that Co-Energy was not a variable interest entity (“VIE”) pursuant to the requirements of FIN 46(R) and therefore did not consolidate the financial statements of Co-Energy. Subsequent to the issuance of such 2004 financial statements, management has determined that Co-Energy is a VIE and the Company is the primary beneficiary; resulting in the need to restate its 2004 financial statements to consolidate Co-Energy into the Company’s financial statements beginning in April 2004. As part of this process, the Company also identified corrections which needed to be made to the estimated extent of progress towards completion for certain contracts at Co-Energy. As a result, the Company’s 2004 and 2003 consolidated financial statements were restated to adjust the equity in earnings (loss) of Co-Energy prior to consolidation in April 2004, and the Company’s consolidated contract revenues and costs thereafter, to reflect the percentage of completion adjustments along with certain other adjustments primarily related to (1) accrual of contract costs and (2) various other items and reclassifications. The earnings (loss) impacts for these restatement adjustments were $18 and ($200) for fiscal 2004 and fiscal 2003, respectively. CEG became an operating and reporting segment in fiscal 2005. Fiscal 2004 and 2003 financial statement disclosures have been restated to present CEG segment data in all periods.

In addition, based on a recent review of the accounting treatment for long-term contracts, the Company identified errors with respect to accuracy and completeness of the estimated extent of progress towards completion for certain contracts. Specifically, two of the Company’s locations did not update, on a timely basis, their estimates to take into account available information that would have otherwise increased the total estimated costs to be incurred on certain contracts at the end of the reporting period. After increasing the total estimated costs for these contracts the Company recalculated the percentage of completion and recorded a reduction of revenue and a charge to contract costs as a provision for future losses in the appropriate reporting period. Also, the Company completed a review of its accounting for rental expense and determined that adjustments were required to recognize rental expense on a straight-line basis over the life of the lease. The Company also made certain other adjustments primarily related to (1) accrual of contract costs, (2) equity changes and (3) other various items and reclassifications to amounts previously reported, including adjustments to the statement of cash flows. The pre-tax earnings (loss) impacts for these restatement adjustments were ($21) and $1,359 for fiscal 2004 and fiscal 2003, respectively.

The effects of the restatement on the previously reported statements of operations are as follows:

Years ended June 30,	2004			2003
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Gross revenue	$368,834	$(14,434)	$354,400	$315,605	$(17,327)	$298,278
Net service revenue	233,585	(4,785)	228,800	217,326	(6,301)	211,025
Interest income from contractual arrangements	—	1,877	1,877	—	3,002	3,002
Insurance recoverables	—	(18)	(18)	—	556	556
Income from operations	23,682	(5,434)	18,248	21,204	(3,879)	17,325
Interest expense	1,449	13	1,462	1,400	—	1,400
Income before taxes, minority interest, equity losses and accounting change	22,233	(5,447)	16,786	19,804	(3,879)	15,925
Federal and state income tax provision	9,065	(2,094)	6,971	7,625	(1,377)	6,248
Minority interest	—	(217)	(217)	—	—	—
Income before equity losses and accounting change	13,168	(3,136)	10,032	12,179	(2,502)	9,677
Equity in losses from unconsolidated affiliates, net of taxes	—	(295)	(295)	—	(435)	(435)
Income before accounting change	13,168	(3,431)	9,737	12,179	(2,937)	9,242
Cumulative effect of accounting change, net of taxes	—	—	—	(2,361)	2,361	—
Net income	13,168	(3,431)	9,737	9,818	(576)	9,242

Basic earnings per share:
Before accounting change	$0.91	$(0.25)	$0.66	$0.87	$(0.22)	$0.65
Cumulative effect of accounting change	—	—	—	(0.18)	0.18	—
	$0.91	$(0.25)	$0.66	$0.69	$(0.04)	$0.65

Diluted earnings per common share:
Before accounting change	$0.85	$(0.23)	$0.62	$0.82	$(0.21)	$0.61
Cumulative effect of accounting change	—	—	—	(0.17)	0.17	—
	$0.85	$(0.23)	$0.62	$0.65	$(0.04)	$0.61

The effects of the restatement on the previously reported balance sheet are as follows:

June 30, 2004	As previously reported	Adjustment	As restated
Cash	$3,468	$56	$3,524
Accounts receivable, less allowances for doubtful accounts	116,704	(3,263)	113,441
Insurance recoverable — environmental remediation	1,647	(289)	1,358
Deferred income tax benefits	312	6,541	6,853
Income taxes refundable	656	380	1,036
Restricted investment	—	32,720	32,720
Prepaid expenses and other current assets	2,130	2,716	4,846
Total current assets	124,917	38,861	163,778
Property and equipment, cost	44,612	782	45,394
Less accumulated depreciation and amortization	27,569	732	28,301
Goodwill	111,829	2,894	114,723
Investments in and advances to unconsolidated affiliates and construction joint ventures	7,030	(2,134)	4,896
Long-term insurance receivable	2,879	(2,879)	—
Long-term insurance recoverable — environmental remediation	13,358	(13,358)	—
Long-term restricted investment	—	93,084	93,084
Long-term prepaid insurance	—	47,812	47,812
Other assets	5,961	2,091	8,052
Total assets	$283,017	$166,421	$449,438

Accounts payable	$16,024	$3,976	$20,000
Accrued compensation and benefits	13,811	105	13,916
Deferred revenue	6,338	31,025	37,363
Environmental remediation liability	1,647	(1,647)	—
Other accrued liabilities	8,014	4,415	12,429
Total current liabilities	47,063	37,874	84,937
Long-term debt, net of current portion	41,398	1,160	42,558
Deferred income taxes	8,578	(18)	8,560
Long-term deferred revenue	—	151,305	151,305
Long-term environmental remediation liability	13,358	(13,358)	—
Minority interest	—	470	470
Total long-term liabilities	63,334	139,559	202,893
Convertible redeemable preferred stock	14,823	1	14,824
Common stock	1,484	1	1,485
Additional paid-in-capital	98,570	278	98,848
Retained earnings	60,640	(11,292)	49,348	(1)
Total shareholders’ equity	157,797	(11,013)	146,784
Total liabilities and shareholders’ equity	$283,017	$166,421	$449,438

(1) The adjustments also resulted in a decrease in retained earnings at July 1, 2002 of $7,285 to restate prior years.

The effects of the restatement on the previously reported statements of cash flows are as follows:

	2004			2003
Years ended June 30,	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$13,168	$(3,431)	$9,737	$9,818	$(576)	$9,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,698	25	5,723	5,142	—	5,142
Cumulative effect of accounting change	—	—	—	2,361	(2,361)	—
Provision for doubtful accounts	3,138	—	3,138	3,036	—	3,036
Non-cash interest income	—	—	—	—	(130)	(130)
Change in deferred taxes and other non-cash items	2,410	(4,003)	(1,593)	828	(846)	(18)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,289)	621	(18,668)	(4,541)	1,679	(2,862)
Restricted investments (current and long-term)	—	24,670	24,670	—	(10,363)	(10,363)
Deferred revenue	1,176	(24,201)	(23,025)	(1,490)	22,057	20,567
Long-term prepaid insurance	—	1,452	1,452	—	(11,066)	(11,066)
Insurance recoverable	1,753	(1,735)	18	(236)	(320)	(556)
Prepaid expenses and other current assets	(143)	334	191	503	(408)	95
Accounts payable	1,583	2,364	3,947	166	196	362
Accrued compensation and benefits	3,017	(16)	3,001	(1,195)	—	(1,195)
Environmental remediation liability	(1,753)	1,753	—	339	(339)	—
Income taxes payable	(87)	1,089	1,002	(3,160)	(788)	(3,948)
Other accrued liabilities	812	(218)	594	542	(49)	493
Other assets	—	104	104	—	(44)	(44)
Net cash provided by (used in) operating activities	11,483	(1,192)	10,291	12,113	(3,358)	8,755

Cash flows from investing activities:
Additions to property and equipment	(4,686)	(270)	(4,956)	(5,497)	(197)	(5,694)
Restricted investments	—	1,003	1,003	—	3,515	3,515
Acquisition of businesses, net of cash acquired	(5,739)	(1)	(5,740)	(19,218)	1	(19,217)
Consolidation of variable interest entity	—	157	157	—	—	—
Investments in and advances to unconsolidated affiliates	(2,134)	604	(1,530)	(840)	5	(835)
Other assets	245	(245)	—	(34)	34	—
Net cash provided by (used in) investing activities	(12,314)	1,248	(11,066)	(25,589)	3,358	(22,231)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(500)	—	(500)	18,000	—	18,000
Payments on long-term debt and other	(1,832)	—	(1,832)	(1,674)	—	(1,674)
Proceeds from exercise of stock options and warrants	1,365	—	1,365	655	—	655
Collection of note receivable	146	—	146	—	—	—
Net cash provided by (used in) financing activities	(821)	—	(821)	16,981	—	16,981

Increase (decrease) in cash and cash equivalents	(1,652)	56	(1,596)	3,505	—	3,505
Cash and cash equivalents, beginning of year	5,120	—	5,120	1,615	—	1,615
Cash and cash equivalents, end of year	$3,468	$56	$3,524	$5,120	$—	$5,120

Note 4. Accounts Receivable

At June 30, 2005 and 2004, accounts receivable was comprised of the following:

June 30,	2005	2004
Billed	$83,138	$77,762
Unbilled	57,754	41,172
Retainage	5,164	4,239
	146,056	123,173
Less allowances for doubtful accounts	9,197	9,732
	$136,859	$113,441

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period. Management expects that almost all unbilled amounts will be billed and collected within one year. Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

As discussed in Note 2, claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Costs attributable to claims are treated as costs of contract performance as incurred. As of June 30, 2005, the Company had recorded a claim receivable of $697 equal to the contract costs incurred for the claim. The claim relates to a design build infrastructure project in which the Company was a subcontractor. The ultimate client for the project is a state government entity. The Company is currently discussing the details of the claim with the prime contractor and the state government entity. The Company did not have any claims receivable at June 30, 2004.

Note 5. Restricted Investment

The current and long-term restricted investment balance relates to the Company’s Exit Strategy contracts. Under the terms of the contracts, the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The net proceeds deposited with the insurer and interest growth thereon are recorded as an asset (current and long-term restricted investment) on the Company’s consolidated balance sheet, with a corresponding liability related to the net proceeds (included within current and long-term deferred revenue). The restricted investment represents cash deposits which are recorded at historical cost that approximates fair value. At inception the policy periods range from 10 to 32 years. The current portion of the restricted investment represents the amount the Company estimates it will collect from the insurer over the next 12 months. At June 30, 2005 the one-year constant maturity T-Bill rate earned by the Company ranged from 1.99% to 3.45%.

The deposited funds earn interest at the one-year constant maturity T-Bill rate, reset on the anniversary of each policy. The Company receives funds from the restricted investment as it performs work on Exit Strategy contracts. Upon expiration of the policies, any remaining funds in the restricted accounts would be remitted to the Company.

Included in the restricted investment balance are funds held in escrow in accordance with contractual terms of an Exit Strategy contract signed in fiscal 2005. Because this contract has a real estate development component, it is being accounted for as an investment rather than a revenue producing contract. Upon execution of the Exit Strategy contract, the Company recorded environmental liabilities (current and long-term) of $8,216 offset by the initial restricted investment (current and long-term) of $5,491, cash received pursuant to the contract of $1,577 and prepaid insurance of $1,148. The Company receives funds from the escrow account as work on the project is performed. During fiscal 2005 the restricted investment earned interest of approximately $9 which was recorded as income and reflected as an operating activity in the consolidated statement of cash flows.

Note 6. Long-Term Prepaid Insurance

Long term prepaid insurance relates to insurance premiums and other fees paid for environmental remediation cost cap and pollution legal liability insurance policies for the Company’s Exit Strategy contracts. The insurance premiums and fees are amortized over the life of the policies which have terms typically ranging from 10 to 32 years. The portion of the premiums and fees paid for the insurance polices that will be amortized over the next fiscal year are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Note 7. Other Accrued Liabilities

At June 30, 2005 and 2004, other accrued liabilities was comprised of the following:

June 30,	2005	2004
Additional purchase price payments	$2,935	$2,439
Contract costs	995	1,935
Contract loss reserves	8,798	4,430
Audit and legal costs	3,991	696
Lease obligations	1,650	1,658
Other	2,804	1,271
	$21,173	$12,429

Note 8. Deferred Revenue

Deferred revenue represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed. As discussed in Note 5, these advance payments primarily relate to the Company’s Exit Strategy program. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue over the next 12 months.

Note 9. Acquisitions

In fiscal 2005, the Company completed nine acquisitions with an aggregate initial purchase consideration of   $17,983 (net of cash acquired), resulting in additions to goodwill of $4,495 and other intangible assets of $9,405 ($8,278 of intangible assets with determinable lives and $1,127 with indefinite lives) (see Note 10), all of which are deductible for income tax purposes. The aggregate initial consideration consisted of cash of $13,069, approximately 101 shares of the Company’s common stock valued at $1,775, $3,275 in promissory notes and a purchase price adjustment and deferred cash payments of ($136). Additionally, in accordance with the terms of these agreements, the Company recorded additional purchase price payments of approximately $47 in fiscal 2005, with the payments resulting in additional goodwill. The additional purchase price payments were earned as a result of an acquisition achieving certain financial objectives, primarily operating income targets. The Company may make additional payments for these acquisitions if certain financial objectives, primarily operating income targets, are achieved, with such payments resulting in additional goodwill. The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, (“SFAS 141”). The two largest acquisitions completed in fiscal 2005 were Pacific Land Design, Inc. (“PacLand”) and Environomics, Inc. (“Environomics”) which are discussed below.

In January 2005, the Company completed the acquisition of PacLand, a civil engineering firm headquartered in Seattle, Washington. PacLand provides site planning, land use and environmental entitlement, civil engineering, and traffic and transportation design consulting for large-scale commercial land owners, private developers, REITs and national retailers. The initial purchase price of $6,674 (net of cash acquired) consisted of cash of $4,498, three-year promissory notes totaling $2,325 and a purchase price adjustment of ($149). As a result of this acquisition, goodwill of $1,616 and other intangible assets of $3,716 ($3,328 of intangible assets with determinable lives and $388 with indefinite lives) were recorded. As of June 26, 2006 litigation between the Company and the sellers of PacLand was settled with the sellers making a payment to the Company and the Company then transferring the PacLand assets to a company formed by the sellers (see Note 20).

In December 2004, the Company completed the acquisition of Environomics, an environmental consulting and engineering services firm headquartered in Phoenix, Arizona. Environomics provides high level consulting for indoor air quality and mold issues for existing and new construction. A key aspect of Environomics’ business model is its involvement in identifying procedures for building owners and contractors to allow them to minimize the potential for indoor air quality issues in new or remodeled facilities. The initial purchase price of $3,718 (net of cash acquired) consisted of cash of $2,953 and approximately 43 shares of the Company’s common stock valued at $765. As a result of this acquisition, goodwill of $658 and other intangible assets of $1,670 ($1,441 of intangible assets with determinable lives and $229 with indefinite lives) were recorded.

In fiscal 2005, the Company made additional purchase price cash payments of $4,520 relating to acquisitions completed in current and prior years. The payments were made due to the achievement of certain financial objectives, primarily operating income targets.

In fiscal 2004, the Company completed the acquisition of a small transportation infrastructure development firm located in Southern California. The initial purchase price of $999 (net of cash acquired) consisted of cash of $563, the forgiveness of a loan to the Company in the amount of $150, and approximately 14 shares of the Company’s common stock valued at $286. As a result of this acquisition, goodwill of $627 and other intangible assets of $587 ($538 of intangible assets with determinable lives and $49 with indefinite lives) were recorded in accordance with SFAS 141. The goodwill and intangible assets recorded in connection with this transaction are deductible for income tax purposes. Additionally, in accordance with the terms of the agreement, the Company recorded an additional purchase price payment of approximately $815 in fiscal 2005, with the incremental payment resulting in additional goodwill. The additional purchase price payment was earned as a result of the acquisition achieving financial objectives, primarily operating income targets.

In fiscal 2004, the Company made additional purchase price cash payments of $5,177 relating to acquisitions completed in prior years. The payments were made due to the achievement of certain financial objectives, primarily operating income targets.

In fiscal 2003, the Company completed seven acquisitions with an aggregate initial purchase consideration of $21,883 (net of cash acquired), resulting in additions to goodwill of $11,462 and other intangible assets of $5,054 ($3,461 of intangible assets with determinable lives and $1,593 with indefinite lives) (see Note 10) of which $9,492 ($5,999 of goodwill and $3,493 of intangible assets) is deductible for income tax purposes. The aggregate initial consideration consisted of cash of $10,845, approximately 525 shares of the Company’s common stock valued at $8,067 and $2,971 in promissory notes. Additionally, in accordance with the terms of these agreements, the Company recorded additional purchase price payments of approximately $1,910 in fiscal 2005 and $2,260 in fiscal 2004, with the payments resulting in additional goodwill. The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets. The Company also recorded adjustments to purchase price allocation of $142 in fiscal 2005 and $105 in fiscal 2004 for acquisitions completed in fiscal 2003 resulting in a reduction to goodwill and additional goodwill, respectively. The four largest fiscal 2003 acquisitions were D.D. Raviv Associates, Inc. (“Raviv”), BV Engineering (“BV”), Cubix Corporation (“Cubix”), and Essex Environmental Inc. (“Essex”), which are discussed below.

In March 2003, the Company completed the acquisition of Raviv, an environmental consulting and engineering services firm located in Millburn, New Jersey. Raviv provides services in the evaluation, investigation and remediation of sites impacted by soil and groundwater contamination. The initial purchase price of $3,409 (net of cash acquired) consisted of cash of $1,695, approximately 65 shares of the Company’s common stock valued at $868 and three-year promissory notes totaling $846. Additionally, in accordance with the terms of the agreement, the Company recorded additional purchase price payments of approximately $318 in fiscal 2005 and $348 in fiscal 2004, with the incremental payments resulting in additional goodwill. The additional purchase price payments were earned as a result of Raviv achieving financial objectives, primarily operating income targets. The Company may make an additional payment in connection with the one-year period ending March 31, 2006.

In February 2003, the Company completed the acquisition of BV, a civil engineering firm located in Irvine, California. BV provides expertise in planning and designing infrastructure projects for a variety of private developers and municipalities in Southern California. The initial purchase price of $3,497 (net of cash acquired) consisted of cash of $1,860, approximately 57 shares of the Company’s common stock valued at $762 and an $875 two-year promissory note. Additionally, in accordance with the terms of the agreement, the Company recorded additional purchase price payments of approximately $1,064 in fiscal 2005 and $598 in fiscal 2004, with the incremental payments resulting in additional goodwill. The additional purchase price payments were earned as a result of BV achieving financial objectives, primarily operating income targets.  The Company may make an additional payment in connection with the one-year period ending February 28, 2006.

In October 2002, the Company completed the acquisition of Cubix, located in Austin, Texas, a major nationwide provider of air emissions monitoring and testing services for industrial, petrochemical and energy clients throughout the nation. The initial purchase price of $4,065 (net of cash acquired) consisted of cash of $2,031 and approximately 127 shares of the Company’s common stock valued at $2,034. Additionally, in accordance with the terms of the agreement, the Company recorded an additional purchase price payment of approximately $389 in fiscal 2004, with the incremental payment resulting in additional goodwill. The additional purchase price payment was earned as a result of Cubix achieving financial objectives, primarily operating income targets.

In October 2002, the Company completed the acquisition of Essex, an environmental compliance and inspection services firm headquartered in Half Moon Bay, California. Essex delivers environmental planning, training and compliance management services to energy and infrastructure clients.  The initial purchase price of $6,563 (net of cash acquired) consisted of cash of $3,441, approximately 110 shares of the Company’s common stock valued at $1,872 and a $1,250 three-year promissory note. Additionally, in accordance with the terms of the agreement, the Company recorded additional purchase price payments of approximately $115 in fiscal 2005 and $925 in fiscal 2004, with the incremental payments resulting in additional goodwill. The additional purchase price payments were earned as a result of Essex achieving financial objectives, primarily operating income targets.

In fiscal 2003, the Company made additional purchase price cash payments of $8,372 relating to acquisitions completed in prior years. The payments were made due to the achievement of certain financial objectives, primarily operating income targets.

During fiscal 2005, the Company recorded additional purchase price payments of approximately $6,769 related to acquisitions completed in fiscal 2005 and prior years, including 112 shares of the Company’s stock valued at $1,623, with these payments resulting in additional goodwill. The additional purchase price payments were earned as a result of the acquisitions achieving certain financial objectives, primarily operating income targets. The Company also recorded adjustments to purchase price allocation of $250 in fiscal 2005 for acquisitions completed in prior years, with the amount of the adjustment decreasing goodwill. At June 30, 2005 and 2004, the Company had liabilities for additional purchase price payments of $2,935 and $2,439, respectively. These amounts are included in other accrued liabilities on the consolidated balance sheets.

Operating results for acquired companies are included in the consolidated financial statements from the date of acquisition. The following table provides unaudited pro forma results of operations for the years ended June 30, 2005 and 2004 as if current and prior year acquisitions had occurred at the beginning of the earliest fiscal year presented. The pro forma results include adjustments for increased interest expense on acquisition borrowings, amortization of intangible assets (excluding goodwill and indefinite-lived intangible assets) and related income tax effects. However, pro forma results do not include any anticipated cost savings or other effects of planned integration. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisitions had closed on the dates indicated or that may result in the future.

Years ended June 30, (unaudited)	2005	2004
Gross revenue	$384,296	$384,111
Net service revenue	$237,384	$250,996
Income (loss) before accounting change	$(5,416)	$11,696
Cumulative effect of accounting change	(589)	—
Net income (loss)	(6,005)	11,696
Dividends and accretion charges on preferred stock	766	735
Net income (loss) available to common shareholders	$(6,771)	$10,961
Earnings (loss) per share, as reported:
Basic	$(0.57)	$0.66
Diluted	$(0.57)	$0.62
Earnings (loss) per share, pro forma:
Basic	$(0.48)	$0.79
Diluted	$(0.48)	$0.75

Note 10. Goodwill and Intangible Assets

At June 30, 2005, the Company had $123,122 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually. For the year ended June 30, 2005, the Company’s reporting units consisted of Engineering & Consulting and CEG. The assessment of goodwill involves the estimation of the fair value of the Company’s two reporting units as defined by SFAS 142.

During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within the CEG reporting unit. Based on the Company’s 50% co-investor’s unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, the Company decided not to provide the additional investment necessary to allow for any anticipated recovery of CEG. As required by SFAS No. 142, the Company performed a two-step interim impairment test to confirm and quantify the impairment. During step one, the Company determined that the goodwill recorded in its CEG reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets. The fair value of the reporting unit was estimated using the discounted cash flow method. In order to quantify the impairment, the Company performed step two by allocating the fair value of the CEG reporting unit to the reporting unit’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS 141. The resulting implied value of the CEG reporting unit’s goodwill was $0, primarily as a result of management’s decision, subsequent to June 30, 2005, not to provide the additional investment necessary to allow for any anticipated recovery of CEG. Therefore, in June 2005, the Company recorded an impairment charge of $2,615 to write-off the goodwill. In addition, the Company recorded a $1,010 impairment charge to write-off the intangible assets of CEG.

The Company completed the required annual assessment of the recoverability of its Engineering & Consulting reporting unit goodwill for fiscal 2005. In performing the goodwill assessment, the Company used current market capitalization and other factors as the best evidence of fair value. For instance, the Company considered a number of other factors including the operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. The Company completed this assessment during the third quarter of fiscal 2005 based on information as of the December 31, 2004 assessment date, and determined that no impairment existed. Since the assessment date, the Company’s market capitalization has declined significantly; however, at June 30, 2005, the market capitalization was in excess of the carrying amount and, as a result, the Company determined that no impairment existed at June 30, 2005. There can be no assurance that future events will not result in an impairment of goodwill or other assets.

The changes in the carrying amount of the Engineering & Consulting segment goodwill for fiscal 2005 and 2004 are as follows:

Years ended June 30,	2005	2004
Goodwill, beginning of period	$112,108	$102,748
Current period acquisitions	4,495	627
Additional purchase price payments — prior year acquisitions	6,722	8,729
Additional purchase price payments — current year acquisitions	47	—
Other purchase price adjustments	(250)	4
Goodwill, end of period	$123,122	$112,108

The changes in the carrying amount of the CEG segment goodwill for fiscal 2005 and 2004 are as follows:

Years ended June 30,	2005	2004
Goodwill, beginning of period	$2,615	$2,615
Impairment charge	(2,615)	—
Goodwill, end of period	$—	$2,615

Identifiable intangible assets as of June 30, 2005 and 2004 are included in other assets on the consolidated balance sheets and were comprised of:

June 30,	2005		2004
	Gross	Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$2,288	$1,605	$1,601	$1,152
Customer relationships	10,348	890	3,617	332
Other	190	73	100	46
	12,826	2,568	5,318	1,530
Identifiable intangible assets with indefinite lives:
Trade names	2,769	—	1,982	—
Other	726	300	726	300
	3,495	300	2,708	300
	$16,321	$2,868	$8,026	$1,830

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately 10 years. The weighted average periods of amortization by intangible asset class is approximately 19 months for contract backlog assets, 12 years for client relationship assets and six years for other assets. The amortization of intangible assets for the years ended June 30, 2005, 2004 and 2003 was $1,138, $609 and $667, respectively. Estimated amortization of intangible assets over the next five fiscal years is as follows:  fiscal 2006 - $1,418; fiscal 2007 - $1,069; fiscal 2008 - $937; fiscal 2009 - $875; fiscal 2010 - $868 and thereafter - $5,091. These estimates do not reflect the impact of future acquisitions.

Note 11. Debt

Debt at June 30, 2005 and 2004 is comprised of the following:

June 30,	2005	2004
Note payable — revolving credit agreement	$55,000	$40,500
6% - 8 1/4% subordinated notes	4,572	2,886
Capitalized lease obligations	408	401
	59,980	43,787
Less current portion	14,924	1,229
Long-term debt	$45,056	$42,558

At June 30, 2005, the Company had borrowings outstanding pursuant to its revolving credit facility of $55,000 at an average interest rate of 5.2%, compared to $40,500 of borrowings outstanding at an average interest rate of 2.9% at June 30, 2004. Events of default have occurred under the credit agreement as a result of the Company’s failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and the Company’s violation of the coverage and leverage ratios due to lower than expected earnings. As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, the Company entered into forbearance agreements and global amendments to its credit agreement with its lenders that extend through July 15, 2006. Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement. The maximum amount available under the credit agreement was reduced to $49,600 following the Company’s $20,000 equity financing which closed in March 2006 and gradually reduces to $48,000 by June 30, 2006. However, the forbearance agreement contains a covenant that requires the Company to maintain a minimum availability of $4,500 (increasing to $5,800 by virtue of the cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement to $42,200.

The Company is also required to pay an additional 2% interest on outstanding loans under the credit agreement and to provide the lenders or their consultants full access to the Company’s financial records and provide the lenders with certain financial and other deliverables. The Company also agreed that it will not, without the consent of the lenders, incur additional indebtedness, pledge any of its assets, pay any cash dividends or make any distributions to the Company’s shareholders, except with respect to the payment of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of its assets. In addition, borrowings under the credit agreement are collateralized by all assets of the Company.

In May and June 2006, the Company received several term sheets from financial institutions. The term sheets all provided for either a revolving line of credit secured by accounts receivable and tangible and intangible assets, or a revolving line of credit and subordinated debt where the revolving line of credit would be secured by a first lien on accounts receivable and tangible and intangible assets and the subordinated debt would be secured by a second lien on those same assets. The Company is now pursuing the refinancing of the outstanding debt with two institutions that have both indicated their ability to complete the refinancing by the July 15, 2006 termination date of the forbearance agreement. Both institutions are in the process of finalizing their due diligence. The Company believes that it will refinance the outstanding debt with one of the financial institutions, or, in the event that both institutions withdraw from the refinancing, the Company would then go forward in refinancing the outstanding debt with another financial institution for which the Company has received a term sheet. In addition, the Company has been discussing with potential investors the raising of additional capital through the issuance of common stock.

Annual maturities of the subordinated notes during each of the fiscal years ending June 30, 2006, 2007 and 2008 are $1,949, $1,075 and $388, respectively.

Annual maturities of the capitalized lease obligations during each of the fiscal years ending June 30, 2006, 2007, 2008, 2009, 2010 and thereafter are $175, $123, $66, $36 and $8, respectively.

Note 12. Convertible Redeemable Preferred Stock

In December 2001 the Company completed a private placement of $15,000 of a newly designated class of preferred stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. (“Fletcher”) of New York City. The preferred stock was initially convertible into 408 shares of the Company’s common stock at a conversion price of $36.72 per share. The preferred stock issued to Fletcher has a five-year term with a 4% annual dividend payable at the Company’s option in either cash or common stock.  The preferred stock was recorded net of issuance costs of $453.

The Company will have the right to redeem the preferred stock for cash if  the price of its common stock exceeds 175% of the conversion price for any 15 business days in a 20 consecutive business day period. Following 48 months after issuance, Fletcher may require the Company to redeem the preferred stock for common stock. On the five-year expiration date, any shares of preferred stock still outstanding are to be redeemed, at the Company’s option, in either cash or shares of common stock. If the preferred stock is redeemed for common shares the number of  shares to be issued would equal the quotient of the par value of the preferred stock outstanding divided by the average market price of the Company’s common stock at the redemption date. The average market price is defined as the volume weighted average price of the Company’s common stock over forty business days ending on and including the third business day before the redemption date, but not greater than the average of the common stock for the first five or last five business days of such forty business day period.  The maximum number of common shares that can be issued upon redemption is 932. The maximum number of shares applies when the average market price of the Company’s common stock is $16.09 per share or less.

For purposes of calculating diluted EPS the Company includes, if dilutive, the greater of: (1) the potential number of common shares issued assuming conversion or (2) the potential number of common shares issued assuming redemption. See Note 2 of this report for the number of contingently issuable shares included in diluted EPS during the years ended June 30, 2005, 2004 and 2003.

Note 13. Federal and State Income Taxes

The federal and state income tax provision for fiscal 2005, 2004 and 2003 consists of the following:

Years ended June 30,	2005	2004	2003
Current:
Federal	$899	$6,358	$5,783
State	923	1,666	847
Deferred:
Federal	(4,810)	(813)	(519)
State	(685)	(240)	137
	$(3,673)	$6,971	$6,248

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows:

June 30,	2005	2004
Current deferred income tax benefits:
Doubtful accounts and other accruals	$4,483	$4,216
Vacation pay accrual	1,149	893
Revenue recognition on long-term contracts	8,677	6,146
Other	1,610	129
	15,919	11,384
Long-term deferred income tax benefits:
Loss carryforwards	853	741
Other	2,095	301
	2,948	1,042
Total deferred income tax benefits before valuation allowance	18,867	12,426
Less valuation allowance	(825)	(491)
Net deferred income tax benefits	$18,042	$11,935

Current deferred income tax liabilities:
Change to accrual tax accounting method on acquired companies	$(289)	$(1,895)
Unearned revenue	(4,275)	(2,636)
	(4,564)	(4,531)
Long-term deferred income tax liabilities:
Depreciation and amortization	(9,279)	(8,157)
Change to accrual tax accounting method on acquired companies	—	(310)
Other	—	(644)
	(9,279)	(9,111)
Total deferred income tax liabilities	$(13,843)	$(13,642)

The Company recorded a valuation allowance of $825 and $491 at June 30, 2005 and 2004, respectively, in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s consolidated effective income tax rate follows:

Years ended June 30,	2005	2004	2003

U.S. federal statutory income tax rate	34.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.8	5.0	4.3
Minority interest for which no tax benefit is available	(1.4)	0.5	—
Other, net	(0.5)	1.0	(0.1)
Effective income tax rate	32.9%	41.5%	39.2%

At June 30, 2005, the Company had approximately $679 of loss carryforwards available to reduce future federal taxable income. These loss carryforwards relate to certain acquisitions and expire in fiscal years 2009 through 2018. Although utilization of these loss carryforwards is subject to certain limitations, the Company believes that all of the loss carryforwards will be utilized prior to their expiration. At June 30, 2005, the Company had approximately $10,302 of state loss carryforwards (included within long-term deferred tax liabilities on the consolidated balance sheet) which expire in fiscal years 2008 through 2025. The Company has recorded a tax contingency reserve of $616 and $504 at June 30, 2005 and 2004, respectively, in relation to certain exposures the Company has identified. The contingency reserve is included as a reduction in determining the income taxes refundable balance on the Company’s consolidated balance sheet.

Note 14. Lease Commitments

The Company had commitments at June 30, 2005 under noncancelable operating leases for office facilities and equipment. The Company averages any defined rental escalation over the term of the related lease in order to provide level recognition of rental expense. Such rental expense in excess of the cash paid is recognized as deferred rent at June 30, 2005. Rental expense, net of sublease income, charged to operations in fiscal 2005, 2004 and 2003 was approximately $12,866, $12,285 and $11,189, respectively.

Minimum operating lease obligations payable in future fiscal years are as follows:

Years ending June 30,
2006	$12,617
2007	9,496
2008	6,593
2009	4,814
2010	2,871
2011 and thereafter	2,622
$39,013

Note 15. Stock Options

The Company’s non-qualified stock option plan for employees and directors, as amended, authorizes the granting of options, including performance-based options, with exercise prices at no less than the fair market value of the common stock on the date such options are granted. The option term is fixed by the Board of Directors at the time of grant, but cannot exceed ten years. Generally, options vest incrementally over a two or three year period. No accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to the common stock and additional paid-in-capital accounts. The Company receives a tax benefit upon exercise of these options in an amount equal to the difference between the option price and the fair market value of the common stock on the exercise date. Tax benefits related to the exercise of stock options are credited to additional paid-in capital when realized.

A summary of stock option activity for fiscal 2005, 2004 and 2003 follows:

Years ended June 30,	2005		2004		2003
		Weighted				Weighted
		Average				Average
	Options	Price	Options	Price	Options	Price
Outstanding options, beginning of year	2,651	$11.68	2,636	$11.08	2,474	$10.96
Granted	330	15.95	251	18.18	254	12.87
Exercised	(147)	5.47	(166)	6.04	(57)	7.55
Canceled	(161)	24.36	(70)	24.80	(35)	21.21
Outstanding options, end of year	2,673	$11.78	2,651	$11.68	2,636	$11.08
Options exercisable, end of year	2,383	$11.20	2,417	$11.21	2,263	$9.69
Options available for future grants	684		853		1,034

The following table summarizes outstanding stock option information by various price ranges at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Average		Weighted
		Average	Term		Average
Exercise price	Shares	Price	(Years)	Shares	Price
$ 2.75 — 4.00	664	$2.94	3.1	664	$2.94
4.17 — 6.92	251	4.47	5.0	251	4.47
7.25 — 11.92	621	9.30	5.7	621	9.30
12.42 — 21.49	910	17.80	8.0	620	18.35
24.55 — 33.94	227	28.35	7.2	227	28.35
	2,673	$11.78		2,383	$11.20

Note 16. Restructuring Costs

In June 2005, the Company began a restructuring program within its Engineering & Consulting segment to reduce its cost structure and improve operating results within a portion of its infrastructure group. This restructuring program included reductions in workforce and changes in business plans, including the closure of certain facilities. The Company expects these restructuring efforts to continue through fiscal 2006. The restructuring is expected to reduce operating costs and expenses by approximately $4,000 annually. During fiscal 2005, the Company charged $692 (included within cost of services on the consolidated statement of operations) of restructuring related costs against earnings, as follows:

	Employee	Facility
	Severance	Closures	Other	Total
Addition to reserve	$471	$216	$5	$692
(Payment) / receipt	—	—	—	—
Liability balance at June 30, 2005	$471	$216	$5	$692

Employee severance:  Approximately $471 of the restructuring charge related to the reduction in headcount. Approximately 30 employees were terminated under the restructuring plan. The cost reductions involved the infrastructure group’s executive management and its direct staff.

Facility closures:  Approximately $216 of the restructuring charge related to the estimated cost to terminate or sublease four excess leased facilities. The estimate was based on current comparable rates for leases in respective markets.

Asset Impairments:  Approximately $183 of the restructuring charge related to a non-cash charge associated with the impairment of fixed assets associated with the closed facilities. These assets were reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and were considered to be impaired because their carrying values were in excess of their fair values.

Note 17. Impairment

In fiscal 2001, the Company made a 50% investment in a privately held energy services contracting company (“Co-Energy or CEG”) that specialized in the installation of ground source heat pump systems. As discussed in more detail in Note 3, pursuant to the requirements of FIN 46(R), the Company consolidated the financial statements of  CEG in the fourth quarter of fiscal 2004 and all of fiscal 2005 as it was determined that the Company is the primary beneficiary of CEG (a variable interest entity or “VIE’). As discussed in Note 18, the Company also determined that CEG qualified as a reportable segment.

During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within the CEG reporting unit. Based on the Company’s 50% co-investor’s unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, the Company decided not to provide the additional investment necessary to allow for any anticipated recovery of CEG. As required by SFAS No. 142, the Company performed a two-step interim impairment test to confirm and quantify the impairment. During step one, the Company determined that the goodwill recorded in its CEG reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets. The fair value of the reporting unit was estimated using the discounted cash flow method. In order to quantify the impairment, the Company performed step two by allocating the fair value of the CEG reporting unit to the reporting unit’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS 141. The resulting implied value of the CEG reporting unit’s goodwill was $0, primarily as a result of management’s decision, subsequent to June 30, 2005, not to provide the additional investment necessary to allow for any anticipated recovery of CEG. Therefore, in June 2005, the Company recorded an impairment charge of $2,615 to write-off the goodwill. In addition the Company recorded a $1,010 impairment charge to write-off the intangible assets of CEG. The impairment charges were recorded to cost of services. In addition, the Company recorded contract loss reserves of $758, primarily associated with the above discussed CEG contract.

Note 18. Reportable Segments

The Comapny’s business consisted of two operating and reportable segments in fiscal 2005:  Engineering & Consulting and CEG. Management established these segments based upon the level at which the Chief Operating Decision Maker (“CODM”) reviewed the operating results of the Company to make decisions about resources to be allocated and assess operating performance. Engineering & Consulting provides consulting, engineering and construction management services to four principal market areas, namely: Real Estate, Energy, Environmental and Infrastructure. CEG is a 50% owned investment in a privately held energy services contracting company that specializes in the installation of ground source heat pump systems. CEG became an operating and reporting segment in fiscal 2005. Fiscal 2004 and 2003 financial statement disclosures  have been restated to present CEG segment data in all periods.

The Company’s management evaluates the performance of these reportable segments based upon their respective income (loss) from operations. All inter-company balances and transactions are eliminated in consolidation. Management does not track revenue for each of the Company’s principal market areas discussed above. As such it is impracticable to disclose revenue by these market areas.

In fiscal 2005 the CEG segment derived greater than 10% of its revenue from two customers. One customer provided $1,140 of revenue and the other customer provided $378 of revenue. In fiscal 2004 the CEG segment derived greater than 10% of its revenue from a single customer in the amount of $506.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Engineering &
	Consulting	CEG	Total
Year Ended June 30, 2005
Gross revenue	$369,312	$1,547	$370,859
Net service revenue	228,111	(258)	227,853
Income (loss) from operations	(3,202)	(5,516)	(8,718)
Equity in earnings (losses) from unconsolidated affiliates	344	—	344
Total assets	515,248	1,005	516,253
Additions to property and equipment	6,170	1	6,171

Year Ended June 30, 2004
Gross revenue	$353,851	$549	$354,400
Net service revenue	228,854	(54)	228,800
Income (loss) from operations	18,669	(421)	18,248
Equity in earnings (losses) from unconsolidated affiliates	38	(333)	(295)
Total assets	446,102	5,452	451,554
Additions to property and equipment	4,944	25	4,969

Year Ended June 30, 2003
Gross revenue	$298,278	$—	$298,278
Net service revenue	211,025	—	211,025
Income from operations	17,325	—	17,325
Equity in earnings (losses) from unconsolidated affiliates	(92)	(343)	(435)
Total assets	446,206	—	446,206
Additions to property and equipment	5,682	—	5,682

Reconciliations:

	Years Ended June 30,
	2005	2004	2003
Gross revenue
Revenue from reportable segments	$370,861	$354,401	$298,278
Elimination of inter-segment revenue	(2)	(1)	—
Total consolidated gross revenue	$370,859	$354,400	$298,278

Net service revenue
Net service revenue from reportable segments	$227,853	$228,800	$211,025
Total consolidated net service revenue	$227,853	$228,800	$211,025

Income (loss) from operations
Segment income (loss) from operations	$(8,718)	$18,248	$17,325
Total consolidated income (loss) from operations	$(8,718)	$18,248	$17,325

Equity in earnings (losses) from unconsolidated affiliates
Segment equity in earnings (losses) from unconsolidated affiliates	$344	$(295)	$(435)
Total consolidated equity in earnings (losses) from unconsolidated affiliates	$344	$(295)	$(435)

Total assets
Total assets from reportable segments	$516,253	$449,438	$446,206
Total consolidated assets	$516,253	$449,438	$446,206

Additions to property and equipment
Additions to property and equipment from reportable segments	$6,171	$4,969	$5,682
Total consolidated additions to property and equipment	$6,171	$4,969	$5,682

Note 19. Commitments and Contingencies

 The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects. The Company’s client pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is obtained from leading insurance companies with a minimum A.M. Best rating of A— Excellent (e.g., American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

The contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company and these amounts are included as deferred revenue under current liabilities on the Company’s consolidated balance sheets. This balance is reduced as the Company performs work under the contract and recognizes revenue. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not likely have a material impact on its operating results, financial position and cash flows.

Four Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites. The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the consolidated balance sheets). At June 30, 2005, the remediation for one of the projects was complete and the Company had begun long-term maintenance and monitoring at that site.

The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies. The Company carries liability insurance, including professional liability insurance, against such claims, subject to certain deductibles and policy limits. Except as described herein, management is of the opinion that the resolution of these claims and lawsuits will not likely have a material adverse effect on the Company’s operating results, financial position and cash flows.

In re Tropicana Garage Collapse Litigation - Superior Court New Jersey, Atlantic County, 2004. A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey. In a separate action, that subsidiary has been named a defendant in an insurance subrogation action for business claims related to the parking garage. The subsidiary (along with other contractors) is covered under an insurance program specific to this project (the “wrap-up program”). To the extent the wrap-up program is exhausted, the subsidiary will rely on its own insurance coverage. While accepting coverage under a reservation of rights under the subsidiary’s professional liability insurance policy, the subsidiary’s carrier has denied coverage and filed a declaratory judgment action with respect to coverage under two other policies which provide commercial general liability coverage. The subsidiary had a limited inspection role in connection with the construction, and management believes that it has meritorious defenses. However, an adverse decision in these cases could result in substantial damages. The ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect on the Company’s operating results, financial position and cash flows.

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005. A subsidiary of the Company was engaged by the New York City Department of Transportation (“NYCDOT”) to provide Construction Support Services with respect to the replacement of an overpass bridge in Queens, New York. A motorist and his wife have commenced litigation alleging that during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured. The subsidiary (along with other project contractors) has been named in the suit. In a separate action, the general contractor on that project has sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project. The subsidiary had no on-site role, and management believes that it was not the cause of the collapse. Although the ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect, management believes it has meritorious defenses and is adequately insured. In a separate but related matter, the subsidiary entered into an agreement with NYCDOT under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $300 and NYCDOT $500 and agreed not to bid on future engagements with New York City agencies prior to August 31, 2008.

McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005. A subsidiary of the Company has been named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash. It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico the helicopter collided with the line. The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the alleged accident, and management believes the subsidiary has meritorious defenses and is adequately insured. The case is in discovery, and the ultimate outcome of this matter cannot be predicted at this time, and could have a material adverse effect on the Company’s operating results, financial position and cash flows.

Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005. The Company is a defendant in litigation brought by the seller of a small civil engineering firm which the Company acquired in September 2004. The seller, an individual, is alleging that the Company breached certain provisions of the stock purchase agreement related to the acquisition. The Company has counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller. The case is in discovery, and although the ultimate outcome cannot be predicted at this time, an adverse resolution of this matter could have a material adverse effect on the Company’s operating results, financial position and cash flows.

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $3,092 at June 30, 2005 and $335 at June 30, 2004. The Company has also recorded insurance recoveries related to these accruals of $848 at June 30, 2005 and $0 at June 30, 2004. The increase in the accrual for litigation-related losses was primarily the result of the Company recording significant estimated losses associated with the above discussed NYCDOT project and an increase in the overall volume of claims asserted in fiscal 2005. As additional information about current or future litigations or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s results of operations, financial position and cash flows.

The Company’s indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1999. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not likely have a material impact on the Company’s operating results, financial position and cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

Note 20. Subsequent Events

On January 4, 2006, the Company announced that it will take a pre-tax charge in the second quarter of its 2006 fiscal year of approximately $1,500 to cover costs, primarily employee severance, related to staff reductions and elimination of underperforming business operations. In December 2005, senior executive officers of the Company authorized and committed to the cost reduction program. Substantially all of the affected employees were terminated by December 30, 2005. Of the total amount of the charge, approximately $800 is for employee severance and approximately $700 is for facilities related expenses. The Company expects that all charges will result in future cash expenditures.

On March 6, 2006, the Company sold 2,162 shares (the “Shares”) of its common stock, $0.10 par value per share, at a price of $9.25 per share (the “Private Placement”) pursuant to a Purchase Agreement (the “Purchase Agreement”) by and among the Company and the investors named therein (the “Investors”). The Private Placement resulted in $20,000 in gross proceeds that will be used by the Company to reduce debt and for general corporate purposes. The Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

One of the Company’s subsidiaries was named as a defendant in a lawsuit brought by the City of Rowlett, Texas in February 2006. The City is alleging that the subsidiary’s design of a sewer line did not adequately address potential corrosion issues. At present, there is insufficient information to evaluate this case and the outcome cannot be predicted, however damages alleged are substantial and an ultimate adverse determination of the case could have a material adverse effect on the Company’s operating results, financial position and cash flows.

One of the Company’s subsidiaries was named as a defendant in a lawsuit brought by East Palo Alto Hotel Development, LLC in May 2006. The subsidiary was contracted with the developer of a hotel complex in East Palo Alto, California to provide geotechnical investigation and related services in connection with the development of the complex. The developer claims costs for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project. The subsidiary is continuing to investigate this matter. Management believes the subsidiary has meritorious defenses and is adequately insured; therefore no reserve has been recorded regarding this matter.

The Company was a defendant in a lawsuit brought by the sellers of PacLand, a business acquired by the Company in 2005. The sellers were suing to collect on certain promissory notes issued by the Company in connection with that acquisition. The Company asserted defenses to such promissory notes and counterclaimed for breach of fiduciary duty and securities fraud as well as requested indemnification against losses for breach by the sellers of the stock purchase agreement related to the transaction. As of June 26, 2006, the Company reached a settlement with the plaintiffs in the case entitled Daniel J. Towslee, et. al. v. TRC Companies, Inc., King County Superior Court Case No. 06-2-01403-1SEA. Pursuant to the settlement, plaintiffs will pay the Company $1,300, and the Company will transfer all of the assets of Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. to an entity designated by plaintiffs. In addition, the settlement included releases from all claims related to the Stock Purchase Agreement and Employment Agreements related to the Company’s purchase of PacLand including further payments under the Stock Purchase Agreement and Promissory Notes issued in connection with the transaction. As a result of the settlement reached with the plaintiffs, the Company expects to record a loss on disposition of PacLand of approximately $4,500 in the fourth quarter of fiscal 2006. The event causing a liability occurred subsequently to June 30, 2005, therefore no liability was required at June 30, 2005. In addition, pursuant to the terms of the forbearance agreement with our lenders, cash received on a transfer of assets is a reduction of the credit line and accordingly our availability requirement was raised from $4,500 to $5,800.

Note 21. Quarterly Financial Information (Unaudited)

Management believes the following unaudited quarterly financial information for the fiscal years ended June 30, 2005 and 2004, which is derived from the Company’s unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations. As discussed in Note 3, the Company restated all quarters of fiscal 2004 in addition to the first three quarters of fiscal 2005 primarily relating to the accounting for certain components of the Company’s Exit Strategy contracts. The pre-tax earnings (loss) impacts for the Exit Strategy restatements were ($1,895), ($746) and ($287) for the first three quarters of fiscal 2005, respectively and ($1,541), ($1,403), ($1,283), ($1,510) for the four quarters of fiscal 2004, respectively.

	First	Second	Third	Fourth
Fiscal 2005 (1)	Quarter	Quarter	Quarter	Quarter	Total
	(As restated)	(As restated)	(As restated)
Gross revenue	$82,507	$91,595	$89,731	$107,026	$370,859
Net service revenue	58,019	56,525	54,198	59,111	227,853
Cost of services	52,514	52,906	59,549	64,250	229,219
Gross profit (loss)	5,505	3,619	(5,351)	(5,139)	(1,366)
Income (loss) from operations	4,629	3,044	(889)	(15,502)	(8,718)
Income (loss) before taxes, minority interest, equity earnings (losses) and accounting change	4,192	2,559	(1,598)	(16,313)	(11,160)
Income (loss) before equity earnings (losses) and accounting change	2,516	1,476	(894)	(10,115)	(7,017)
Income (loss) before accounting change	2,480	1,425	(449)	(10,129)	(6,673)
Cumulative effect of accounting change	(589)	—	—	—	(589)
Net income (loss)	1,891	1,425	(449)	(10,129)	(7,262)
Net income (loss) available to common shareholders	1,668	1,247	(623)	(10,320)	(8,028)

Basic earnings (loss) per share (2):
Before accounting change	$0.16	$0.09	$(0.04)	$(0.72)	$(0.53)
Cumulative effect of accounting change	(0.04)	—	—	—	(0.04)
	$0.12	$0.09	$(0.04)	$(0.72)	$(0.57)

Diluted earnings (loss) per share (2):
Before accounting change	$0.15	$0.08	$(0.04)	$(0.72)	$(0.53)
Cumulative effect of accounting change	(0.04)	—	—	—	(0.04)
	$0.11	$0.08	$(0.04)	$(0.72)	$(0.57)

	First	Second	Third
Fiscal 2005	Quarter	Quarter	Quarter
	(As previously	(As previously	(As previously
	reported)	reported)	reported)
Gross revenue	$89,657	$95,760	$98,879
Net service revenue	60,342	58,632	60,898
Cost of services	49,971	49,742	55,849
Gross profit	10,371	8,890	5,049
Income (loss) from operations	6,654	4,686	(266)
Income (loss) before taxes, equity earnings (losses) and accounting change	6,231	4,216	(958)
Income (loss) before equity earnings (losses) and accounting change	3,676	2,488	(565)
Income (loss) before accounting change	3,539	2,497	(143)
Cumulative effect of accounting change	(589)	—	—
Net income (loss)	2,950	2,497	(143)
Net income (loss) available to common shareholders	2,727	2,319	(318)

Basic earnings (loss) per share (2):
Before accounting change	$0.24	$0.17	$(0.02)
Cumulative effect of accounting change	(0.04)	—	—
	$0.20	$0.17	$(0.02)

Diluted earnings (loss) per share (2):
Before accounting change	$0.23	$0.16	$(0.02)
Cumulative effect of accounting change	(0.04)	—	—
	$0.19	$0.16	$(0.02)

Fiscal 2005 third quarter results were adversely impacted, due to costs incurred to comply with Sarbanes-Oxley of approximately $1,000.

Fiscal 2005 fourth quarter results were adversely impacted by the following:

•                  Pre-tax charges of approximately $3,600 due to the impairment of goodwill and intangible assets at Co-Energy, a variable interest entity, that the Company consolidates pursuant to the requirements of FIN 46(R)

•                  A pre-tax charge of approximately $1,600 to increase the Company’s allowance for doubtful accounts for specific receivables that the Company’s new management determined it would no longer pursue

•                  Pre-tax charges of approximately $1,400 for contract loss reserves incurred in the fourth quarter

•                  A pre-tax charge of approximately $1,100 to write-off certain distributed generation assets whose value has declined primarily due to high natural gas costs

•                  A pre-tax charge of approximately $900 for restructuring costs to reduce and rebalance the workforce within a portion of the Company’s infrastructure group

•                  A pre-tax charge of approximately $800 for a settlement with the New York City Department of Transportation related to an infrastructure group contract for construction support services

	First	Second	Third	Fourth
Fiscal 2004 (As restated) (1)	Quarter	Quarter	Quarter	Quarter	Total
Gross revenue	$85,883	$92,970	$82,793	$92,754	$354,400
Net service revenue	55,162	59,093	54,665	59,880	228,800
Cost of services	48,155	50,858	47,449	51,658	198,120
Gross profit	7,007	8,235	7,216	8,222	30,680
Income from operations	3,868	5,165	4,112	5,103	18,248
Income before taxes, minority interest and
equity earnings	3,494	4,800	3,751	4,741	16,786
Income before equity earnings	2,096	2,832	2,213	2,891	10,032
Net income	2,092	2,560	2,204	2,881	9,737
Net income available to common shareholders	1,924	2,356	2,024	2,698	9,002
Earnings per share (2):
Basic	$0.14	$0.17	$0.15	$0.19	$0.66
Diluted	0.13	0.16	0.14	0.18	0.62

	First	Second	Third	Fourth
Fiscal 2004 (As previously reported)	Quarter	Quarter	Quarter	Quarter	Total
Gross revenue	$90,319	$97,282	$86,927	$94,306	$368,834
Net service revenue	56,566	60,292	55,687	61,040	233,585
Cost of services	47,474	50,116	46,763	50,523	194,876
Gross profit	9,092	10,176	8,924	10,517	38,709
Income from operations	5,382	6,578	5,405	7,062	24,427
Income before taxes and equity earnings	5,009	6,213	5,044	6,712	22,978
Income before equity earnings	3,005	3,666	2,976	3,960	13,607
Net income	3,014	3,689	2,640	3,825	13,168
Net income available to common shareholders	2,848	3,484	2,460	3,641	12,433
Earnings per share (2):
Basic	$0.21	$0.26	$0.18	$0.26	$0.91
Diluted	0.20	0.24	0.17	0.25	0.85

(1)          See Note 3 for a description of the restatement adjustments.

(2)          Quarterly results may not agree with the total for the year due to rounding.

Schedule II - Valuation and Qualifying Accounts
Years Ended June 30, 2005, 2004 and 2003

(in thousands)

			Additions
		Balance at	Charged to	Charged to		Balance at
		beginning	costs and	other		end of
Year	Description	of period	expenses	accounts (1)	Deductions (2)	period

2005	Allowances for doubtful accounts	$9,732	$4,959	$549	$(6,043)	$9,197

2004	Allowances for doubtful accounts	$7,715	$3,138	$17	$(1,138)	$9,732

2003	Allowances for doubtful accounts	$5,851	$3,036	$1,049	$(2,221)	$7,715

(1)   Allowances from acquired businesses.
(2)   Uncollectible accounts written off, net of recoveries.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

a. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2005.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005, due to the material weaknesses in the Company’s internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.”

b. Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the internal control over financial reporting as of June 30, 2005, and this assessment identified certain material weaknesses in its internal control over financial reporting, as discussed below.  A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.  Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

•      Ineffective controls at the entity level:  As evidenced by the material weaknesses described below, the Company determined that entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities did not operate effectively, resulting in material weaknesses in each of these respective Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework components. The deficiency in each of these individual COSO components represents a separate material weakness. These material weaknesses contributed to the other material weaknesses and an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•      Inadequate staffing and training in finance and accounting:  The Company’s finance and accounting staff was inadequately trained and understaffed. Accounting personnel did not have an adequate understanding of certain accounting standards and how those standards applied to its business. This material weakness in the operating effectiveness of internal control resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements due to: (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of client contracts, (iii) untimely application of generally accepted accounting principles (“GAAP”), and (iv) improper classification of certain balance sheet and income statement items.

•      Inadequate segregation of duties:  The Company did not adequately design controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•      Inadequate controls related to the financial reporting and close process:  The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the financial reporting and close process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operating effectiveness of controls which would ensure (i) account analyses, summaries and reconciliations are prepared, reviewed and approved; (ii) subsidiary ledgers are reconciled to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) journal entries are reviewed and approved; (iv) accuracy of information input to and output from financial reporting and accounting systems and (v) analysis of intercompany activity and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the significant account balances and disclosures, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•      Inadequate controls related to estimating, job costing and revenue recognition: The Company did not design and implement appropriate controls related to the recognition of revenue, including the lack of a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. This material weakness resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements.

•      Inadequate controls related to accounts receivable processing and valuation: The Company did not design and implement appropriate controls to ensure proper completeness, accuracy and valuation of accounts receivable. The controls were not adequate to ensure completeness, authorization and accuracy of (i) client billing adjustments, including write-offs; (ii) provision for doubtful accounts; (iii) changes to and maintenance of client master files; (iv) the approval and processing of client payments, credits and other client account applications. These control deficiencies could result in a material misstatement of revenue or accounts receivable, allowance for doubtful accounts and the related general and administrative expense accounts that would not be prevented or detected.

•      Inadequate controls related to fixed asset management:  The Company did not design and implement appropriate controls to ensure proper completeness, accuracy and valuation of property and equipment and the related accounts. The controls were not adequate to ensure (i) disposals of fixed assets were reviewed or approved by appropriate personnel; (ii) related subsidiary ledgers were updated to properly reflect additions and disposals; (iii) proper calculation and recording of depreciation expense. These control deficiencies could result in a material misstatement of property and equipment, depreciation expense and the related general and administrative expense accounts that would not be prevented or detected.

•      Inadequate controls related to the expenditure cycle:  The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes  the design and operating effectiveness of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved and (v) adequate segregation of duties related to check signing, invoice processing and invoice approval. These control deficiencies could result in a material misstatement of cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities that would not be prevented or detected.

•      Inadequate controls related to the payroll cycle:  The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operating effectiveness of controls which would ensure (i) employee withholding is complete and accurate; (ii) access to payroll system files is adequately restricted; (iii) timesheets are reviewed and approved; (iv) review and approval of changes to the payroll master and employee files and (v) payroll is disbursed to the appropriate employees. These control deficiencies could result in a material misstatement of cost of services, selling, general and administrative expenses and accrued compensation and benefits that would not be prevented or detected.

•      Inadequate controls related to the income tax cycle: The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the income tax cycle. This material weakness is the result of aggregate deficiencies in the internal control activities. The material weakness includes failures in the design and operating effectiveness of controls which would ensure that (i) the income tax provision is determined using a methodology and related assumptions consistently across the entity and accounting periods, (ii) relevant, sufficient and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured, (iii) disclosures are prepared according to GAAP, (iv) application of the Company’s accounting policies to the tax provision and related accounts is performed timely, appropriately documented and independently reviewed for appropriateness, (v) the provision and related account balances have been recorded in the general ledger at the approved amounts and in the appropriate accounting period, (vi) financial statement disclosure and presentation is in accordance with GAAP and the Company’s accounting and disclosure policies, (vii) significant estimates and judgments are based on the latest available information and managements understanding of the Company’s operations.

•      Inadequate controls related to common stock:  In connection with the Company’s review of common stock accounting records in fiscal 2005, management identified the unrecorded issuance of common stock that occurred during the fiscal year ended June 30, 2004. As a result, the Company restated its prior annual and quarterly financial statements and made adjustments to its financial statements for the year ended June 30, 2005 to correct this error. The error was the result of a material weakness in the operating effectiveness of internal controls in managing the Company’s common stock.

•      Inadequate controls related to financial reporting of Variable Interest Entities:  Internal controls were not adequately designed or operating in a manner to effectively identify and support the financial reporting requirements for a variable interest entity. As a result, the Company restated its prior annual and quarterly financial statements and made adjustments to its financial statements for the year ended June 30, 2005 to consolidate this entity in accordance with GAAP. The error was the result of a material weakness in the design and operating effectiveness of internal controls to ensure that the Company’s financial statements include the consolidation of variable interest entities.

In making this assessment, the Company’s management used the criteria set forth by COSO. The Company excluded from its assessment the internal control over financial reporting of business acquisitions made during the fiscal year ended June 30, 2005, whose financial statements reflect total assets, net assets, gross revenue, and net service revenue constituting 4%, 15%, 5%, and 7% of consolidated total assets, net assets, gross revenue, and net service revenue, respectively, as of and for the fiscal year ended June 30, 2005. These business acquisitions provided $2.8 million and $1.8 million of operating income and net income, respectively, for the fiscal year ended June 30, 2005.

Because of the material weaknesses described above, management believes that, as of June 30, 2005, the Company did not maintain effective internal control over financial reporting based on the COSO criteria.

The Company’s registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TRC Companies, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting of business acquisitions made during the fiscal year ended June 30, 2005, whose financial statements showed total assets, net assets, gross revenue and net service revenue constituting 4%, 15%, 5% and 7% of consolidated total assets, net assets, gross revenue and net service revenue, respectively, as of and for the fiscal year ended June 30, 2005. These business acquisitions provided $2.8 million and $1.8 million of operating income and net income, respectively, for the fiscal year ended June 30, 2005. Accordingly, our audit did not include the internal control over financial reporting at these acquired entities. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Ineffective controls at the entity level:  As evidenced by the material weaknesses described below, entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities did not operate effectively, resulting in material weaknesses in each of these respective COSO components. The deficiency in each of these individual COSO components represents a separate material weakness. These material weaknesses contributed to the other material weaknesses and an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

Inadequate staffing and training in finance and accounting:  The Company’s finance and accounting staff was inadequately trained and understaffed. Accounting personnel did not have an adequate understanding of certain accounting standards and how those standards applied to its business. This  material weakness in the operating effectiveness of internal control resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the restatements of the 2004 and 2003 consolidated financial statements due to: (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of client contracts, (iii) untimely application of generally accepted accounting principles (“GAAP”), and (iv) improper classification of certain balance sheet and income statement items.

Inadequate segregation of duties:  The Company did not adequately design controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries. Due to the potential pervasive affect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

Inadequate controls related to the financial reporting and close process:  The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the financial reporting and close process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operating effectiveness of controls which would ensure (i) account analyses, summaries and reconciliations are prepared, reviewed and approved; (ii) subsidiary ledgers are reconciled to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) journal entries are reviewed and approved; (iv) accuracy of information input to and output from financial reporting and accounting systems, (v) analysis of intercompany activity, and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the significant account balances and disclosures there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Inadequate controls related to estimating, job costing and revenue recognition: The Company did not design and implement appropriate controls related to the recognition of revenue, including the lack of a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. This material weakness resulted in material adjustments to the Company’s consolidated financial statements for the year ended June 30, 2005 and contributed to the restatement of the 2004 and 2003 consolidated financial statements.

Inadequate controls related to accounts receivable processing and valuation: The Company did not design and implement appropriate controls to ensure proper completeness, accuracy and valuation of accounts receivable. The controls were not adequate to ensure completeness, authorization and accuracy of (i) client billing adjustments, including write-offs; (ii) provision for doubtful accounts; (iii) changes to and maintenance of client master files; (iv) the approval and processing of client payments, credits and other client account applications. These control deficiencies could result in a material misstatement of revenue or accounts receivable, allowance for doubtful accounts and the related general and administrative expense accounts that would not be prevented or detected.

Inadequate controls related to fixed asset management:  The Company did not design and implement appropriate controls to ensure proper completeness, accuracy and valuation of property and equipment and the related accounts. The controls were not adequate to ensure (i) disposals of fixed assets were reviewed or approved by appropriate personnel; (ii) related subsidiary ledgers were updated to properly reflect additions and disposals; (iii) proper calculation and recording of depreciation expense. These control deficiencies could result in a material misstatement of property and equipment, depreciation expense and the related general and administrative expense accounts that would not be prevented or detected.

Inadequate controls related to the expenditure cycle:  The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes the design and operating effectiveness of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved and (v) adequate segregation of duties related to check signing, invoice processing and invoice approval. These control deficiencies could result in a material misstatement of cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities that would not be prevented or detected.

Inadequate controls related to the payroll cycle:  The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operating effectiveness of controls which would ensure (i) employee withholding is complete and accurate; (ii) access to payroll system files is adequately restricted; (iii) timesheets are reviewed and approved; (iv) review and approval of changes to the payroll master and employee files and (v) payroll is disbursed to the appropriate employees. These control deficiencies could result in a material misstatement of cost of services, selling, general and administrative expenses and accrued compensation and benefits that would not be prevented or detected.

Inadequate controls related to the income tax cycle: The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the income tax cycle. This material weakness is the result of aggregate deficiencies in the internal control activities. The material weakness includes failures in the design and operating effectiveness of controls which would ensure that (i) the income tax provision is determined using a methodology and related assumptions consistently across the entity and accounting periods, (ii) relevant, sufficient and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured, (iii) disclosures are prepared according to GAAP, (iv) application of the Company’s accounting policies to the tax provision and related accounts is performed timely, appropriately documented and independently reviewed for appropriateness, (v)  the provision and related account balances have been recorded in the general ledger at the approved amounts and in the appropriate accounting period, (vi) financial statement disclosure and presentation is in accordance with GAAP and the Company’s accounting and disclosure policies, (vii) significant estimates and judgments are based on the latest available information and management’s understanding of the Company’s operations.

Inadequate controls related to common stock:  In connection with the Company’s review of common stock accounting records in fiscal 2005, management identified an unrecorded issuance of common stock that occurred during the fiscal year ended June 30, 2004. As a result, the Company restated its prior annual and quarterly financial statements, and made adjustments to its financial statements for the year ended June 30, 2005, to correct this error. This error was the result of a material weakness in the operating effectiveness of internal control in the accounting for and financial statement presentation of the Company’s common stock.

Inadequate controls related to financial reporting of Variable Interest Entities:  Internal controls were not adequately designed or operating in a manner to effectively identify and support the financial reporting requirements for  a variable interest entity. As a result, the Company restated its prior annual and quarterly financial statements, and made adjustments to its financial statements for the year ended June 30, 2005 to consolidate this entity in accordance with GAAP. The error was the result of a material weakness in the design and operating effectiveness of internal controls to ensure that the Company’s financial statements include the consolidation of variable interest entities.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2005 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005, of the Company and our report dated June 29, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule and included explanatory paragraphs relating to the Company changing its method of accounting for investments in certain limited liability companies effective July 1, 2004 as a result of adopting EITF 03-16, Investments in Limited Liability Companies, the adoption of FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, effective April 1, 2004, and a restatement of the Company’s 2004 and 2003 financial statements as described in Note 3 to the financial statements.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
June 29, 2006

c. Changes in Internal Control Over Financial Reporting

Management has reported to the Audit Committee the identification of the material weaknesses identified in its assessment. Addressing those weaknesses is a top priority of management, and the Company is in the process of remediating the cited material weaknesses. Key elements of the remediation effort include, but are not limited to, the following initiatives: transitioning all of the Company’s reporting units onto one common accounting system; adopting and implementing common policies, procedures and controls; developing a formal organizational structure of the financial reporting function and communicating roles and responsibilities to all personnel involved in the financial reporting function; recruiting suitably qualified accounting personnel and instituting training sessions for existing financial reporting and accounting personnel. This initiative will require time to hire and train personnel and build institutional knowledge; eliminate conflicts with respect to the segregation of duties and responsibilities; restrict user-access rights to the Company’s accounting systems; develop and formalize a robust risk assessment process; establish an internal audit function reporting directly to the Audit Committee; and enhance the Company’s information systems and lines of communication.

Due to the pervasiveness of material weaknesses in internal control over financial reporting, management has determined that the Company will report material weaknesses in internal control over financial reporting for the fiscal year ending June 30, 2006. Management has established a goal of remediating all material weaknesses in internal control over financial reporting by June 30, 2007, although no assurance can be given that this goal will be attained.

Other than the issues discussed above, there were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None.

Part III

Item 10.                   Directors and Executive Officers of the Registrant

Board of Directors

The following table provides the name, age and the principle occupation during the past five years of the Company’s Board of Directors.

Name, Principal Occupation During Past Five Years and Other Corporate Directorships	Age	Served as Director Since

Richard D. Ellison	66	1997
Chairman of the Board of Directors and former
President and Chief Executive Officer of the Company

Christopher P. Vincze	44	2005
President and Chief Executive Officer and Director of the Company,
formerly Managing Director of Marsh Inc. and former President and
Chief Operating Officer of ATC Group Services, Inc.

Friedrich K. M. Bohm	63	2004
Chairman of the architectural firm of NBBJ
and Director of M/I Homes, Inc.

Stephen M. Duff(1)	42	2006
Chief Investment Officer of Clark Estates Inc.;
also a director of Viewpoint Corporation and
Easylink Corporation

Edward G. Jepsen	62	1989
Director and former Executive Vice President
and Chief Financial Officer of Amphenol Corporation;
also a Director of Gerber Scientific, Inc.

Edward W. Large, Esq.	75	1990
Formerly Executive Vice President and Director
of United Technologies Corporation

John M. F. MacDonald	78	2001
Formerly Member of the Executive Committee
and Director of Parker/Hunter Incorporated

J. Jeffrey McNealey, Esq.	61	1985
Partner in the law firm of Porter, Wright, Morris & Arthur

(1)             Mr. Duff was elected to the Board pursuant to the provisions of a Stock Purchase Agreement dated March 6, 2006 which provides that so long as Federal Partners, LP holds at least five percent of the outstanding capital stock of the Company, the Company will take steps reasonably necessary to ensure Mr. Duff’s election to the Board.

BOARD COMMITTEES

The standing committees of the Board are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In addition to regular Board meetings, the independent directors of the Company meet periodically as a group.

The Audit Committee of the Board of Directors is currently composed of Messrs. Jepsen (Chairman), Large, MacDonald and McNealey. The Audit Committee discusses with the Company’s independent auditors the audit plan, the Company’s consolidated financial statements and matters described in Statement on Auditing Standards No. 61, Communications with Audit Committees. The Audit Committee reports to the Board of Directors. It also recommends to the Board the selection and compensation of the independent auditors for the Company. The members of the Audit Committee are “independent” as defined under Section 303A.02 of the New York Stock Exchange (“NYSE”) Listed Company Manual (the “Manual”), and the Board of Directors has determined that no material relationship exists between any independent director and the Company. The Board of Directors has also determined that Mr. Jepsen is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K. The Audit Committee is governed by a Charter which has been adopted by the Board of Directors and is available on the Company’s website at www.trcsolutions.com.

The Compensation Committee of the Board of Directors is currently composed of Messrs. Large (Chairman), Bohm, MacDonald and McNealey. The members of the Compensation Committee are independent as defined in Section 303A.02 of the Manual. The Committee approves the general salary scale, annual bonus and long-term incentive awards for senior management of the Company and its subsidiaries and specifically establishes the compensation package for the Chairman. The Board of Directors has determined that each member of the Compensation Committee is “independent” as defined in Section 303A.02 of the Manual. The Committee’s actions are discussed more fully in the Compensation Committee Report on Executive Compensation. The Compensation Committee is governed by a Charter which has been adopted by the Board of Directors and is available on the Company’s website at www.trcsolutions.com.

The Nominating and Corporate Governance Committee of the Board of Directors is currently composed of Messrs. McNealey (Chairman), Bohm, MacDonald and Large. The Committee reviews the organization, structure, size and composition of the Board and recommends to the Board corporate governance principles applicable to the Company and nominees to serve as directors. The Nominating and Corporate Governance Committee is governed by a Charter which has been adopted by the Board of Directors and is available on the Company’s website at www.trcsolutions.com. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined in Section 303A.02 of the Manual. The Committee has developed, and the Board of Directors has approved, Corporate Governance Guidelines which assist the Committee in evaluating qualified candidates for the Board of Directors among individuals recommended to or identified by it.

Directors are expected to possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the shareholders. The Company endeavors to have a Board representing a diverse experience at policy-making levels and in areas that are relevant to the Company’s activities in general. Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and committed to serve on the Board for an extended period of time. Directors shall not hold any directorships that could interfere with their ability to perform the duties of Directors of the Company. In accordance with the Corporate Governance Guidelines, the Chair of the Nominating and Corporate Governance Committee presides at all meetings of independent directors, or, in such person’s absence, an independent director designated by those directors present shall preside. Accordingly, Mr. McNealy presides at executive sessions of non-management directors without management present. Interested parties can communicate with the presiding director by contacting the Company’s Corporate secretary.

Code of Conduct

The Company has adopted a Corporate Code of Business Conduct and Ethics applicable to all employees including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”). It also has adopted a code of ethics for the Chief Executive Officer and Senior Financial Officials. Copies of the Codes of Ethics are available on the Company’s website at www.trcsolutions.com. The Company intends to disclose any amendments to, or waivers from, the Codes of Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE by posting such amendment or waiver on the Company’s website.

NYSE Certification

The Chief Executive Officer of the Company, Richard D. Ellison (prior to his retirement on January 1, 2006) certified to the NYSE in the Annual CEO Certification to the 2005 Annual Written Affirmation filing on December 29, 2005 that he is not aware of any violation of the NYSE corporate governance listing standards by the Company other than what was disclosed in Exhibit H to the filing. He also certified that the previous year’s certification was submitted to the NYSE and no qualifications were necessary to that certification. Exhibit H to the 2005 Annual Written Affirmation disclosed that the Company had not yet filed its 2005 Annual Report on Form 10-K and proxy statement and was, therefore, out of compliance with certain standards of the NYSE.

Executive Officers

The following table presents the name and age of each of the Company’s executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

		Present Position and	Other Positions Held
Name and Age		Date of Appointment	During Last Five Years

Richard D. Ellison	66	Chairman of the Board (since March 1997) and former President and Chief Executive Officer (retired December 31, 2005)

Christopher P. Vincze	44	President and Chief Executive Officer and Director (January 2006)	Senior Vice President and Chief Operating Officer (May 2005); Managing Director, Marsh Inc. (April 2003); President and Chief Operating Officer, ATC Group Services, Inc. (1998)

Timothy D. Belton	40	Senior Vice President and Chief Operating Officer (March 2006)	Director, Glass & Associates(May 2004); Managing Member, Braeburn Capital Partners May (2001)

John H. Claussen	56	Executive Vice President (August 1992)

Martin H. Dodd	52	Senior Vice President, General Counsel and Secretary (February 1997)

Glenn E. Harkness	57	Senior Vice President, TRC Environmental Corporation (September 1997)

Carl d. Paschetag, Jr.	46	Senior Vice President and Chief Financial Officer (April 2006)	Senior Vice President (February 2006); Vice President and Controller, Clean Harbors, Inc. (June 1997)

Michael C. Salmon	50	Senior Vice President (June 2000)

Item 11.                   Executive Compensation

The Compensation Committee approves the general salary scale, annual bonus and long-term incentive awards for senior management of the Company and its subsidiaries and specifically establishes the compensation package for the Chief Executive Officer. The Committee’s actions are discussed more fully in the Compensation Committee Report on Executive Compensation.

Each non-employee director of the Company receives an annual retainer of $35,000 payable at each director’s election in cash or common stock and subject to deferral under the Directors’ Deferred Compensation Plan. Directors who are also employees of the Company or any of the Company’s subsidiaries receive no remuneration for serving as directors. In addition, the directors participate in the Company’s Stock Option Plan. In February 2005, each non-

employee director serving at that time was granted options to purchase 10,000 shares of the Company’s common stock at an exercise price of $16.03 pursuant to the Company’s Stock Option Plan. Such stock options have ten-year terms and vest as follows: one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant.

Compensation of Executive Officers

a) Summary Compensation Table

The Summary Compensation Table that follows sets forth the compensation for services in all capacities earned by the Company’s Chairman, Chief Executive Officer and President and the other four most highly compensated executive officers of the Company and its subsidiaries (the “named executive officers”) for each of the three years in the period ended June 30, 2005.

Summary Compensation Table

		Annual Compensation(1)		Long-Term Compensation Option(2)(3)	All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards (#)	($)(4)
Richard D. Ellison	2005	$424,100	$—	32,000	$5,600
Chairman of the Board	2004	386,700	20,000	32,000	5,700
and former President	2003	387,100	—	35,000	5,500
and Chief Executive Officer

John H. Claussen	2005	258,700	—	13,000	6,500
Executive Vice President	2004	251,500	15,000	13,000	6,000
	2003	239,500	—	15,000	5,800

Glenn E. Harkness	2005	220,500	—	10,000	6,000
Senior Vice President of TRC	2004	195,500	15,000	10,000	5,800
Environmental Corporation	2003	189,000	—	7,500	5,500

Miro Knezevic	2005	275,700	—	13,000	6,000
Former Senior Vice President	2004	251,600	15,000	13,000	5,400
	2003	236,200	—	15,000	5,700

Michael C. Salmon	2005	258,200	—	13,000	5,900
Senior Vice President	2004	240,900	15,000	13,000	6,000
	2003	235,900	—	15,000	5,700

(1)             Pursuant to the rules on executive compensation disclosure adopted by the Securities and Exchange Commission, no amounts for executive perquisites and other personal benefits are shown because the aggregate dollar amount per executive is less than either $50,000 or 10% of annual salary and bonus.

(2)             Options are granted at 100% of market price of the underlying Common Stock on the date of grant. The Company has not made any restricted stock awards and its long-term incentive awards to executive officers consist of stock options and bonuses.

(3)             All options granted in fiscal 2005, 2004 and 2003 have ten-year terms; one-third vest immediately upon grant and the remainder vest equally on the first and second anniversaries of grant.

(4)             Amounts of all other compensation include contributions by the Company under its 401(k) retirement and savings plan.

b) Option Grants in Last Fiscal Year

The following table sets forth information concerning individual grants of options to purchase the Company’s Common Stock during the 2005 fiscal year to the named executive officers. The Company does not have a program to grant stock appreciation rights.

Options Granted in Last Fiscal Year

	Number of Shares Underlying Options	% of Total Options Granted in	Exercise or Base Price	Expiration	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Granted (#)(1)	Fiscal Year	($/Sh)	Date	5%	10%
Richard D. Ellison	32,000	9.7	$16.03	02/22/15	$322,601	$817,504
Chairman of the Board and
former President and
Chief Executive Officer

John H. Claussen	13,000	3.9	16.03	02/22/15	131,056	332,111
Executive Vice President

Glenn E. Harkness	10,000	3.0	16.03	02/22/15	100,813	255,470
Senior Vice President of
TRC Environmental
Corporation

Miro Knezevic	13,000	3.9	16.03	02/22/15	131,056	332,111
Former Senior Vice President

Michael C. Salmon	13,000	3.9	16.03	02/22/15	131,056	332,111
Senior Vice President

(1)    Options are granted at 100% of market price of the underlying Common Stock on the date of grant. Grants shown represent normal grants pursuant to the Stock Option Plan as described in Footnote 3 on page 85.

(2)    These amounts represent certain assumed rates of appreciation in accordance with Securities and Exchange Commission rules. The actual value, if any, that an executive officer may realize is dependent upon the future performance of the Common Stock and continued employment through the vesting period. Vesting may accelerate in certain change of control situations.

c) Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End

The following table provides information with respect to the named executive officers concerning the exercise of stock options during the 2005 fiscal year and unexercised options held as of the end of the fiscal year.

Option Exercises in last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired	Value	Number of Shares Underlying Unexercised Options at 6/30/05(#)		Value of Unexercised In-the-Money Options at Unexercised 6/30/05 ($)(1)
Name	on Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable
Richard D. Ellison	—	$—	482,000	32,000	$2,661,260	—
Chairman of the Board and
former President and
Chief Executive Officer

John H. Claussen	44,525	632,174	128,475	13,000	520,824	—
Executive Vice President

Glenn E. Harkness	—	—	86,625	10,000	389,099	—
Senior Vice President of
TRC Environmental
Corporation

Miro Knezevic
Former Senior Vice President	—	—	323,000	13,000	2,093,473	—

Michael C. Salmon	—	—	123,750	13,000	516,343	—
Senior Vice President

(1)             Based upon the closing price of the Company’s Common Stock on June 30, 2005 of $11.74.

d) Employment Contracts and Termination/Change-In-Control Arrangements

On March 18, 2005, the Company entered into an Employment Agreement with Christopher P. Vincze, pursuant to which the Company employed Mr. Vincze as Chief Operating Officer (the “Agreement”) commencing on May 2, 2005 (the “Start Date”). On October 12, 2005, Mr. Vincze was elected to the Company’s Board of Directors and appointed Chief Executive Officer and President effective January 1, 2006.

The Agreement has a term of three years (the “Initial Term”). If Mr. Vincze remains employed by the Company after the expiration of the Initial Term, it is anticipated that Mr. Vincze will continue his employment at-will with the Company upon terms and conditions generally available to senior management, subject to Mr. Vincze’s right to receive severance if he resigns for Good Reason (as defined in the Agreement) or the Company terminates his employment without Cause (as defined in the Agreement).

Under the Agreement, Mr. Vincze’s initial base salary was $297,500 per year. Upon Mr. Vincze’s promotion to Chief Executive Officer and President of the Company his base salary was increased to $400,000 per year. Mr. Vincze was paid an initial bonus of $50,000 on July 1, 2005 and received a bonus of $37,500 effective January 1, 2006. Mr. Vincze may also receive additional bonuses under the Company’s key person bonus plan.

Under the Agreement, Mr. Vincze was granted ten-year options to purchase 60,000 shares of the Company’s common stock at $13.82 per share, the closing price of the Company’s common stock on the trading day immediately preceding his start date. The options vest in equal one-third increments, one-third vest immediately and the remainder vest equally on the first and second anniversaries of grant. The options will vest and become fully exercisable upon a Change of Control (as defined in the Agreement) or upon termination of Mr. Vincze’s employment by Mr. Vincze for Good Reason or by the Company without Cause. Mr. Vincze will also be eligible to receive additional stock options under the Company’s Restated Stock Option Plan and will be given consideration thereunder in accordance with his role in the Company.

If the Company terminates Mr. Vincze’s employment for any reason other than death, disability, or Cause (as defined in the Agreement), the Company will pay Mr. Vincze a lump sum payment equal to the greater of (i) the compensation due to Mr. Vincze under this Agreement for the remainder of the Initial Term, but not exceeding 24 months or (ii) one (1) year of base salary. In addition, the Company will pay Mr. Vincze his accrued base salary, accrued but unused vacation, and pro-rated bonuses (if any) as described above through the date of such termination. During the period for which severance is paid, the Company will also pay for all of the benefits Mr. Vincze is entitled to under the Agreement.

If Mr. Vincze terminates the Agreement for Good Reason, the Company will pay Mr. Vincze a lump sum payment equal to one times his base salary. In addition, the Company will pay Mr. Vincze his accrued base salary, accrued but unused vacation,  and prorated bonuses as described above (if any) through the date of such termination. The Company will also pay for all benefits Mr. Vincze is entitled to for a period of one year.

If Mr. Vincze dies or becomes permanently disabled, Mr. Vincze, his beneficiaries or estate, as applicable, will receive from the Company an amount, if any, by which amounts paid under the applicable insurance policies are less than Mr. Vincze’s annual base salary under the Agreement. In addition, Mr. Vincze, his beneficiaries or estate, as applicable, will receive a prorated portion of the bonuses described above and any accrued but unused vacation.

On October 12, 2005, the Company entered into a Retirement Agreement with Dr. Richard D. Ellison whereby he retired as of January 1, 2006. Dr. Ellison continued as Chairman of the Board of Directors following his retirement as President and Chief Executive Officer.

The Retirement Agreement provides that following Dr. Ellison’s retirement as President and Chief Executive Officer, he will be paid an amount equal to his current base salary through April 1, 2007, with a payment equal to six months’ salary being made on July 3, 2006 and the remainder to be paid in accordance with the Company’s normal payroll practices for senior management. All unvested stock options held by Dr. Ellison at the time he departs from the Board of Directors will immediately vest and will remain exercisable for one year after such departure. Dr. Ellison’s health insurance benefits and his current life insurance policy shall be continued through June 30, 2007, and the lease on his automobile will be continued for the remainder of the term of that lease, for his exclusive benefit. Additionally, Dr. Ellison will be reimbursed for his current country club membership through December 31, 2006.

The Retirement Agreement also provides that Dr. Ellison will not directly or indirectly compete with the Company, or solicit any employee of TRC to compete with the Company, until the later of (i) twelve months following the last date on which Dr. Ellison is a member of the Company’s Board of Directors, or (ii) June 1, 2007.

On December 16, 2005, the Company entered into a Retirement Agreement with Miro Knezevic whereby he retired as Senior Vice President on January 3, 2006. The Retirement Agreement provides that following Mr. Knezevic’s retirement, he will be paid an amount equal to his current base salary through September 8, 2006. Mr. Knezevic’s health insurance benefits will be continued pursuant to COBRA until September 8, 2006 at the Company’s expense.

All unvested stock options held by Mr. Knezevic became fully vested on January 3, 2006 except for certain options held by Mr. Knezevic which by their terms survive his retirement and remain fully exercisable through their original term,  all other options held by Mr. Knezevic will expire on December 31, 2007. Pursuant to Mr. Knezevic’s employment agreement, the Company also agreed to transfer a $500,000 life insurance policy with a cash surrender value of $109,000 to him following retirement from the Company.

In fiscal 1999, the Company adopted a Termination Policy for Key Persons which provides for certain termination benefits. In the event of a termination of employment within one year of a change in control (as defined), Messrs. Claussen and Salmon would be entitled to receive a payment equal to one year’s salary. Mr. Harkness would be entitled to a payment equal to six months’ salary under such circumstances. Vesting of all stock options will automatically accelerate in full upon a change of control as defined in the Company’s Stock Option Plan.

e) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“10% Stockholders”), to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the New York Stock Exchange. Officers, directors and 10% Stockholders are required to furnish the Company with copies of all Forms 3, 4, and 5 they file. Based solely on the Company’s review of the copies of such forms it has received, the Company believes that, except as noted below, all of the officers, directors and 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal year ended June 30, 2005. Mr. Bohm filed a Form 3 on October 27, 2004 reporting his holdings and Mr. Vincze filed Form 3 on May 18, 2005 reporting his holdings.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors (the “Committee”) is composed of four independent directors. The Committee is responsible for approving the compensation of the Company’s executive officers. The Committee seeks to achieve the following objectives:

•              Review and approve the Company’s compensation strategy to ensure that management is rewarded fairly for its contributions to Company growth and profitability and that the executive compensation strategy supports organization objectives and shareholder interests and permits the Company to hire and retain the best-qualified management.

•              Competitive pay that allows the Company to attract and retain executive officers with skills critical to the long-term success of the Company;

•              Pay for performance to motivate and reward individual and team performance in attaining business objectives and maximizing shareholder value; and

•              Maintenance of compensation costs that enable the Company to remain competitive in the pricing of its services.

The Company’s executive compensation program includes three principal components:  (1) base salary; (2) annual bonus; and (3) long-term incentive awards. It is the intent of the Committee that executive compensation be linked as directly as possible with the Company’s financial performance and be competitive with the compensation paid to executive officers of similarly situated public companies. In making executive compensation decisions, the Compensation Committee in general considered the level of responsibility, knowledge and experience required and undertook to structure compensation packages so as to attract, motivate and retain executives of the highest caliber who will contribute to the long-term performance and success of the Company. In fiscal 2005, Dr. Ellison’s compensation consisted of a base salary of $424,000 and 32,000 stock options.

Base Salary. Ranges of appropriate base salaries are determined by an analysis of salary data on positions of comparable responsibility within the Company’s business sector. Committee approval of individual salary changes is based on performance of the executive against financial and strategic objectives and position of the executive in the competitive pay range. Consistent with the compensation philosophy discussed above, the Committee’s preference will be to enhance annual bonuses and long-term awards rather than salaries when possible, given competitive salary conditions.

Annual Bonus. In 1999, the Company adopted a Key Person Bonus Plan which provided a sliding bonus scale to keep rewards in line with success, with substantial awards to higher-level executives, such as the Chairman, being based on extraordinary earnings performance against plan.

Long-Term Incentive Awards. The purpose of this element of the executive compensation program is to link management pay with the long-term interest of shareholders, rather than performance in one single fiscal year. The Committee is currently using ten-year stock options to achieve the long-term link and has adopted a vesting requirement for the first two years of the grant. The options are granted pursuant to the Company’s Stock Option Plan.

Section 162(m). Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and regulations thereunder, no federal income tax deduction by a publicly-held company is allowed for certain types of compensation paid to certain highly compensated employees to the extent that the amount of such compensation for a taxable year for any such individual exceeds $1 million. Section 162(m) excludes “performance based” compensation from its deductibility limits. The compensation realized upon the exercise of stock options is considered “performance based” if, among other requirements, the plan pursuant to which the options are granted has been approved by the Company’s shareholders and has a limit on the total number of shares that may be covered by options issuable to any plan participant in any given period. To ensure compliance with Section 162(m), the Stock Option Plan provides that the number of shares that may be covered by options issuable to any one plan participant in any 12-month period shall not exceed 100,000. The Committee believes that while tax deductibility is an important factor, it is not the sole factor to be considered in setting executive compensation policy.

Edward W. Large, Chairman
Friedrich K. M. Bohm
John M.F. MacDonald
J. Jeffrey McNealey

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Index and Self-Constructed Index of Peer Companies

The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested in the Company’s Common Stock on June 30, 2000. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested.

FIVE-YEAR CUMULATIVE TOTAL RETURN

	Jun-00	Jun-01	Jun-02	Jun-03	Jun-04	Jun-05
TRC	$100.00	$349.30	$268.04	$192.52	$217.57	$153.13
S&P 500 Index	100.00	85.17	69.85	70.03	83.41	88.68
Peer Group	100.00	133.04	120.51	121.36	147.12	174.30

The companies included in the self-constructed peer group are: Arcadis NV; Ecology & Environment, Inc.; Stantec, Inc.; Tetra Tech, Inc.; URS Corporation and Versar, Inc. Information concerning the peer group and the Standard & Poor’s 500 Index was supplied to the Company by Standard & Poor’s, a division of the McGraw-Hill Companies.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

The table below sets forth information as of May 12, 2006 with respect to all persons known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock.

	Number of Shares		Percent of
Name and Address of Beneficially Owner	Beneficially Owned		Common Stock
Peter R. Kellogg	3,278,495	(1)	19.60
120 Broadway
New York, New York 10005

The Clark Estates, Inc.	1,925,131	(2)	11.51
One Rockefeller Plaza, 31st Floor
New York, New York 10020

Richard D. Ellison	1,061,117	(3)	6.34
Chairman and Director of the Company
5 Waterside Crossing
Windsor, Connecticut, 06095

Royce & Associates, LLC	995,800	(4)	5.95
1414 Avenue of the Americas
New York, New York 10019

Fletcher Asset Management, Inc.	945,613	(5)	5.65
22 East 67th Street
New York, New York 10021

Tontine Capital Management, LLC	930,300	(6)	5.56
55 Railroad Avenue, 3rd Floor
Greenwich, Connecticut 06830

(1)             Based on information set forth on a Form 4 Statement of Beneficial Ownership filed with the Securities and Exchange Commission (“SEC”) on March 7, 2006 and a Schedule 13G/A filed with the SEC on February 16, 2006. Of these shares, 1,729,000 are held by IAT Reinsurance Co. Ltd. (of which Mr. Kellogg is the sole holder of voting stock) and 228,415 shares are held by Mr. Kellogg’s wife. Mr. Kellogg shares voting power of the 228,415 shares held by his wife.  Mr. Kellogg disclaims beneficial ownership of all such shares.

(2)             Based solely on information set forth on a Schedule 13D/A filed with the SEC on March 28, 2006.

(3)             Based solely on information set forth on a Form 5 Annual Statement of Beneficial Ownership filed with the SEC on August 12, 2005. The number of shares includes 503,333 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(4)             Based solely on information set forth on a Schedule 13F Quarterly Holdings Report filed with the SEC on May 9, 2006.

(5)             Based solely on information in a Schedule 13G/A filed with the SEC on February 14, 2006.

(6)             Based solely on information in a Schedule 13G filed with the SEC on January 23, 2006. Tontine Capital Management, LLC shares the power to vote all 930,300 shares with Tontine Capital Partners, LP and Jeffrey Gendell.

Stock Ownership of Directors and Executive Officers

The following table sets forth as of May 12, 2006, the total number of shares of the Company’s Common Stock beneficially owned by each director and named executive officer of the Company and all directors and executive officers as a group, based upon information furnished by each director and executive officer.

Name of Individual or Group	Shares Beneficially Owned Directly or Indirectly(2)		Percent of Common Stock(1)

Friedrich K. M. Bohm	6,667	(3)	*
John H. Claussen	146,572	(4)	*
Stephen M. Duff	—		*
Richard D. Ellison	1,061,117	(5)	6.2
Glenn E. Harkness	104,614	(6)	*
Edward G. Jepsen	384,817	(7)	2.3
Edward W. Large	150,717	(8)	*
John M. F. MacDonald	59,792	(9)	*
J. Jeffrey McNealey	110,805	(10)	*
Michael C. Salmon	149,517	(11)	*
Christopher P. Vincze	40,000	(12)	*
All directors and executive officers as a group (14 individuals)	2,237,617	(13)	12.5

*                    Indicates that the number of shares owned represents less than 1% of the Common Stock.

(1)             Includes shares that may be acquired within sixty (60) days by the exercise of outstanding options.

(2)             The number of shares that may be acquired within sixty (60) days by the exercise of outstanding options has been added to the number of shares actually outstanding for purposes of computing ownership percentages with respect to the applicable holder.

(3)             Includes 6,667 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(4)             Includes 137,142 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(5)             Includes 503,333 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(6)             Includes 93,292 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(7)             Includes 102,667 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(8)             Includes 102,667 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(9)             Includes 29,792 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(10)       Includes 72,667 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(11)       Includes 132,417 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(12)       Includes 40,000 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(13)       Includes 1,241,475 shares for directors and executive officers that may be acquired within sixty (60) days by the exercise of outstanding stock options.

Item 13.                   Certain Relationships and Related Transactions

Dr. Ellison’s spouse, brother-in-law and son-in-law were employed by a subsidiary of the Company during fiscal 2005 at annual salaries (including bonus) of $80,680, $120,960 and $109,930, respectively, but are currently not with the Company.

As indicated in Note 20 to the financial statements, on March 6, 2006 the Company sold 2,162,162 shares of its common stock in a private placement. The sale resulted in $20,000,000 in gross proceeds to the Company which will be used to reduce debt and for general corporate purposes. 1,081,081 of those shares were purchased by Federal Partners, L.P. an affiliate of the Clark Estates. In addition, in that transaction Peter R. Kellogg purchased 381,081 shares with his wife and son purchasing 350,000 shares each.

Item 14.                   Principal Accountant Fees and Services

The Company retained Deloitte & Touche LLP to audit the Company’s consolidated financial statements for the fiscal years ended June 30, 2005 and 2004. Following is a summary of the fees billed to us by Deloitte & Touche LLP for professional services rendered in connection with those fiscal years:

	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit fees	$4,109,500	$667,600
Audit related fees	306,600	98,700
Tax fees	20,100	126,100
All other fees	3,000	—
	$4,439,200	$892,400

Audit Fees.  Fiscal 2005 fees consist of fees billed for professional services rendered for the integrated audit of the Company’s consolidated financial statements and internal controls over financial reporting, and the review of the interim consolidated financial statements included in quarterly reports. The fiscal 2005 amount includes fees relating to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which became effective for the Company in fiscal 2005.  Fiscal 2004 fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit related fees. Consist of fees billed for assurance and related services rendered that are reasonably related to the performance of the audit or review of the consolidated financial statements and are not reported under “Audit fees. These services primarily include consultation concerning financial accounting and reporting related to acquisitions and complex accounting issues. In fiscal 2004, these services include additional professional services in connection with the Company’s preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Tax fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products or services other than the services reported above.

Policy of Audit Committee Pre-Approval of Audit and Permitted Services

The Audit Committee has adopted a Policy for Approval of Audit and Non-Audit Services Provided by the Independent Auditor which prohibits the independent auditor from performing services listed in Section 201(a) of the Sarbanes-Oxley Act of 2002 and provides a process for approval of permitted services (as defined). Under the Policy, the independent auditors may perform Permitted Services that are in the ordinary course with respect to the Company’s annual and quarterly financials and that otherwise such Permitted Services shall be subject to pre-approval by the Audit Committee chairman (or Chief Financial Officer if in an amount less than $25,000) subject, in both cases, to ratification by the Audit Committee at its next regularly scheduled meeting. All services provided by the independent auditor were approved by the Audit Committee pursuant to this policy.

PART IV

Item 15.                   Exhibits and Financial Statement Schedule

(a) (1)                               Financial Statements of the Registrant

See Consolidated Financial Statements under Item 8 on pages 32 through 60 of this Report.

(a) (2)                               Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts under Item 8 on page 61 of this Report.

All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(c)       Exhibits

3.1	Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1995.

3.2	Bylaws of the Company, as amended, incorporated by reference to the Company’s Form S-1 filed on April 16, 1986, Registration No. 33-4896.

3.3

Certificate of Rights and Preferences of Series A-1 Cumulative Convertible Preferred Stock filed with the Secretary of the State of Delaware, incorporated by reference to the Company’s Form 8-K filed on December 26, 2001.

*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 2003.

*10.2.1	Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1999.

10.3

Amended and Restated Revolving Credit Agreement, dated March 31, 2004, by and among the Company and the financial institutions named therein, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2004.

10.3.1

Amendment No. 1, dated March 29, 2005, to the Amended and Restated Revolving Credit Agreement, by and among the Company and the financial institutions named therein, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2005.

10.3.2

Forbearance Agreement and Global Amendment to Credit Documents, dated November 2, 2005, by and among the Company and the financial institutions named therein, incorporated by reference to the Company’s Form 8-K filed on November 8, 2005.

10.3.3

Second Forbearance Agreement and Global Amendment to Credit Documents, dated January 24, 2006, by and among the Company and the financial institutions named therein, incorporated by reference to the Company’s Form 8-K filed on January 30, 2006.

10.3.4

Amendment Letter, dated February 15, 2006, amending the Second Forbearance Agreement and Global Amendment to Credit Documents, dated January 24, 2006, by and among the Company and the financial institutions named therein, incorporated by reference to the Company’s Form 8-K filed on February 23, 2006.

10.3.5

Amendment Letter, dated May 15, 2006, amending the Second Forbearance Agreement and Global Amendment to Credit Documents, dated as of January 24, 2006, by and among the Company and the financial institutions named therein, incorporated by reference to the Company’s Form 8-K filed on May 19, 2006.

10.6

Agreement, dated December 14, 2001, by and between TRC Companies, Inc. and Fletcher International, Ltd., related to the sale of the Company’s Series A-1 Cumulative Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on December 26, 2001.

10.6.1	Stock Purchase Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and purchasers named therein, incorporated by reference to the Company’s Form 8-K filed on March 9, 2006.

10.6.2	Registration Rights Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and the stockholders named therein, incorporated by reference to the Company’s Form 8-K filed on March 9, 2006.

*10.7	Amended and Restated Employment Agreement, dated January 25, 2006, by and between TRC Companies, Inc. and Christopher P. Vincze.

*10.7.1	Employment Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and Timothy D. Belton, incorporated by reference to the Company’s Form 8-K filed on March 30, 2006.

*10.8

Retirement Agreement, dated as of October 12, 2005, by and between TRC Companies, Inc. (“TRC”), the independent members of TRC’s Board of Directors and Richard D. Ellison, incorporated by reference to the Company’s Form 8-K filed on October 18, 2005.

*10.9	Retirement Agreement, dated as of December 16, 2005, by and between TRC Companies, Inc. and Miro Knezevic, incorporated by reference to the Company’s Form 8-K filed on December 30, 2005.

*10.10	Retirement Agreement, dated as of February 9, 2006, by and between TRC Companies, Inc. and Harold C. Elston, Jr.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.

Dated: June 30, 2006	By:	/s/ Christopher P. Vincze
Christopher P. Vincze
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Richard D. Ellison	Chairman of the Board of Directors	June 30, 2006
Richard D. Ellison
/s/ Christopher P. Vincze	President, Chief Executive Officer	June 30, 2006
Christopher P. Vincze	and Director
/s/ Friedrich K.M. Bohm	Director	June 30, 2006
Friedrich K.M. Bohm
/s/ Stephen M. Duff	Director	June 30, 2006
Stephen M. Duff
/s/ Edward G. Jepsen	Director	June 30, 2006
Edward G. Jepsen
/s/ Edward W. Large	Director	June 30, 2006
Edward W. Large
/s/ John M. F. MacDonald	Director	June 30, 2006
John M. F. MacDonald
/s/ J. Jeffrey McNealey	Director	June 30, 2006
J. Jeffrey McNealey
/s/ Carl d. Paschetag, Jr.	Senior Vice President and Chief Financial	June 30, 2006
Carl d. Paschetag, Jr.	Officer (Principal Accounting Officer)

TRC Companies, Inc.

Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2005

Exhibit		Sequential
Number	Description	Page Number

10.7	Amended and Restated Employment Agreement, dated January 25, 2006 by and between TRC Companies, Inc. and Christopher P. Vincze.	99

21	Subsidiaries of the Registrant.	105

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).	106

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	107

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	108

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	109

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	110