Form 10-Q
period 2005-09-30
TRC COMPANIES INC /DE/
filed 2007-02-26
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

On December 31, 2006 there were 18,082,252 shares of the registrant’s common stock, $.10 par value, outstanding.

EXPLANATORY NOTE

The condensed consolidated statements of operations and cash flows for the three months ended September 30, 2004 included in this Form 10-Q have been restated, primarily to correctly account for certain components of TRC Companies, Inc. (the “Company”) Exit Strategy® program, as well as other items described below. Under an Exit Strategy contract the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity T-Bill rate. Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended September 30, 2004, the Company determined that the net proceeds deposited with the insurer and interest thereon should be recorded as an asset (current and long-term restricted investment) on the Company’s consolidated balance sheet, with a corresponding liability related to the net proceeds (included within current and long-term deferred revenue). Previously the proceeds held by the insurer were not recorded in the Company’s financial statements. When determining contract revenue, the Company had previously considered future interest to be earned as escalation to the contract price which was recognized as work was performed on the contract under the percentage of completion method. The Company determined that the interest should be accounted for as interest income, to be recognized as earned, rather than contract escalation and that any proceeds from an Exit Strategy insurance policy beyond the client’s initial deposit and interest growth thereon should be accounted for as an insurance recovery rather than contract revenue as previously reported. Interest income from contractual arrangements and insurance recoveries, if any, will be reported as separate line items in the consolidated statement of operations. Additionally, when determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized on a straight-line basis to cost incurred over the life of the related insurance policy. Previously, the prepaid insurance premiums and fees were excluded from the percentage of completion calculation and were not recorded on the Company’s balance sheet; rather the premium and fee amount for each project was amortized to revenue and cost over the expected duration of the remediation phase. The restatement adjustments relate to the timing and classification within the statement of operations but not the ultimate amount of revenue, interest, insurance recoveries and related costs to be recognized under the contracts. The underlying economic value of the Exit Strategy business remains unchanged.

In fiscal 2001, the Company made a 50% investment in a privately held energy services contracting company (“Co-Energy”) that specialized in the installation of ground source heat pump systems. The Company used the equity method of accounting for this investment since inception. On December 24, 2003, the Financial Accounting Standard Board (“FASB”) issued FIN 46(R) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”,  (“FIN 46(R)”) which was applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company considered the provisions of FIN 46(R) in preparing its previously issued fiscal 2004 financial statements and made the determination that Co-Energy was not a variable interest entity (“VIE”) pursuant to the requirements of FIN 46(R), and therefore the Company was not required to consolidate the financial statements of Co-Energy. Subsequent to the issuance of such 2004 financial statements the Company determined that Co-Energy was a VIE and the Company was the primary beneficiary, resulting in the need to restate its 2004 financial statements to consolidate Co-Energy into the Company’s financial statements beginning in April 2004. As part of this process, the Company also identified corrections which needed to be made to the estimated extent of progress towards completion for certain contracts at Co-Energy. As a result, the Company’s 2004 and 2003 financial statements were restated to adjust the equity in earnings (loss) of Co-Energy for the periods prior to consolidation in April 2004 and the Company’s consolidated contract revenues and costs thereafter to reflect the percentage of completion adjustments along with certain other adjustments primarily related to (1) accrual of contract costs and (2) various other items and reclassifications.

In addition, subsequent to the issuance of the Company’s September 30, 2004 condensed consolidated financial statements, management performed a review of the accounting treatment for long-term contracts, and identified errors with respect to the accuracy and completeness of the estimated extent of progress towards completion for certain contracts. Specifically, two of the Company’s locations did not update, on a timely basis, their estimates to take into account available information that would have otherwise increased the total estimated costs to be incurred on certain contracts at the end of the reporting period. After increasing the total estimated costs for these contracts, the Company recalculated the percentage of completion and restated its 2004 and 2003 financial statements to record a reduction of revenue and a charge to contract costs as a provision for future losses in the appropriate period. Also, the Company completed a review of its accounting for rental expense and determined that restatement adjustments were required to recognize rental expense on a straight-line basis over the life of the lease. The Company also made certain other restatement adjustments primarily related to (1) accrual of contract costs, (2) equity changes and (3) other various items and reclassifications to amounts previously reported, including adjustments to the statement of cash flows.

See Note 2 to the condensed consolidated financial statements for further details regarding these corrections.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
		(As restated, see Note 2)
Gross revenue	$113,678	$82,507
Less subcontractor costs and direct charges	53,254	24,488
Net service revenue	60,424	58,019

Interest income from contractual arrangements	885	435
Insurance recoverables	633	2,414

Operating costs and expenses:
Cost of services	56,594	51,906
General and administrative expenses	6,349	2,246
Provision for doubtful accounts	3,171	608
Depreciation and amortization	1,829	1,479
	67,943	56,239
Operating income (loss)	(6,001)	4,629
Interest expense	932	437
Income (loss) before taxes, minority interest,
equity earnings (losses) and accounting change	(6,933)	4,192
Federal and state income tax provision (benefit)	(2,303)	1,749
Minority interest	—	(73)
Income (loss) before equity earnings (losses) and accounting change	(4,630)	2,516
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	10	(36)
Income (loss) before accounting change	(4,620)	2,480
Cumulative effect of accounting change for investments, net of taxes	—	(589)
Net income (loss)	(4,620)	1,891
Dividends and accretion charges on preferred stock	214	223
Net income (loss) applicable to common shareholders	$(4,834)	$1,668

Basic earnings (losses) per common share:
Earnings (loss) before accounting change	$(0.34)	$0.16
Cumulative effect of accounting change	—	(0.04)
	$(0.34)	$0.12

Diluted earnings (losses) per common share:
Earnings (loss) before accounting change	$(0.34)	$0.15
Cumulative effect of accounting change	—	(0.04)
	$(0.34)	$0.11

Average shares outstanding:
Basic	14,396	13,919
Diluted	14,396	14,652

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash	$2,865	$3,325
Accounts receivable, less allowances for doubtful accounts	144,895	136,859
Insurance recoverable - environmental remediation	2,797	5,683
Deferred income tax benefits	13,353	11,355
Income taxes refundable	4,267	3,900
Restricted investment	36,664	44,993
Prepaid expenses and other current assets	6,981	6,788
Total current assets	211,822	212,903

Property and equipment, at cost	51,534	48,323
Less accumulated depreciation and amortization	32,119	30,996
	19,415	17,327
Goodwill	123,112	123,122
Investments in and advances to unconsolidated affiliates and construction joint ventures	3,553	3,768
Long-term restricted investment	86,068	87,535
Long-term prepaid insurance	56,627	56,879
Other assets	15,228	14,719
Total assets	$515,825	$516,253

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$62,904	$14,924
Accounts payable	52,431	38,776
Accrued compensation and benefits	14,995	16,869
Deferred revenue	43,126	49,960
Environmental remediation liability	390	1,655
Other accrued liabilities	19,053	21,173
Total current liabilities	192,899	143,357
Non-current liabilities:
Long-term debt, net of current portion	3,872	45,056
Deferred income tax liabilities	7,152	7,156
Long-term deferred revenue	147,556	154,229
Long-term environmental remediation liability	8,346	6,466
Total liabilities	359,825	356,264

Convertible redeemable preferred stock	14,972	14,941

Commitments and contingencies

Shareholders' equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 15,370,535 and 14,427,556 shares issued and outstanding, respectively, at September 30, 2005 and 15,332,584 and 14,389,604 shares issued and outstanding at June 30, 2005, respectively	1,537	1,533
Additional paid-in capital	105,902	105,092
Retained earnings	36,486	41,320
	143,925	147,945
Less treasury stock, at cost	2,897	2,897
Total shareholders' equity	141,028	145,048
Total liabilities and shareholders' equity	$515,825	$516,253

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
		(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(4,620)	$1,891
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	1,829	1,479
Directors deferred compensation	35	35
Stock-based compensation expense	333	—
Cumulative effect of accounting change	—	589
Provision for doubtful accounts	3,171	608
Non-cash interest (income) expense	(36)	1
Deferred income taxes	(1,959)	(36)
Equity in (earnings) losses from unconsolidated affiliates	(10)	36
(Gain) loss on disposal of assets	(2)	78
Minority interest	—	(73)
Other non-cash items	56	(12)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,207)	(936)
Restricted investments	10,668	7,685
Deferred revenue	(13,507)	(7,550)
Long-term prepaid insurance	252	(1,199)
Insurance recoverable	2,886	(2,414)
Prepaid expenses and other current assets	(198)	(302)
Accounts payable	13,254	169
Accrued compensation and benefits	(1,874)	(1,791)
Environmental remediation liability	(135)	—
Income taxes	(374)	1,311
Other accrued liabilities	(1,897)	(247)
Excess tax benefit from stock option exercises	(59)	—
Other assets	(121)	(5)
Net cash used in operating activities	(3,515)	(683)

Cash flows from investing activities:
Additions to property and equipment	(2,242)	(1,412)
Restricted investment	(836)	158
Acquisition of businesses and earnout payments, net of cash acquired	(269)	(3,310)
Proceeds from sale of fixed assets	60	—
Proceeds from unconsolidated affiliates	226	3
Net cash used in investing activities	(3,061)	(4,561)

Cash flows from financing activities:
Net borrowings under revolving credit facility	5,800	4,000
Borrowings (payments) of long-term debt and other	26	(127)
Proceeds from exercise of stock options	231	94
Excess tax benefit from stock option exercises	59	—
Net cash provided by financing activities	6,116	3,967

Decrease in cash	(460)	(1,277)

Cash, beginning of period	3,325	3,524
Cash, end of period	$2,865	$2,247

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2005 and 2004
(in thousands, except per share data)
(Unaudited)

1.                                      Company Background and Basis of Presentation

TRC Companies, Inc., through its subsidiaries (collectively, the “Company”), is an engineering, consulting, and construction management firm that provides integrated services to the environmental, energy, infrastructure, and real estate markets.  Its multidisciplinary project teams provide turnkey services to help its clients implement complex projects from initial concept to delivery and operation.  A broad range of commercial, industrial, and government clients depend on the Company for customized and complete solutions to their toughest business challenges. The Company provides its services to commercial organizations and governmental agencies almost entirely in the United States of America.

The condensed consolidated financial statements include the Company and it’s wholly owned-subsidiaries after elimination of intercompany accounts and transactions. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.  Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties. The Company recognizes its proportional share of such joint venture revenue, costs and operating profits in its condensed consolidated statements of operations.

During the three months ended September 30, 2005, the Company determined that the provision for doubtful accounts was incorrectly classified in cost of services within operating costs and expenses.  Management has concluded that the misclassification was not material to the consolidated financial statements, and accordingly, the prior period presented has been corrected by presenting the provision for doubtful accounts as a separate line item in the condensed consolidated statement of operations.

Additionally, during the three months ended March 31, 2005, the Company determined that equity in earnings from unconsolidated affiliates was material to the overall financial statements.  As a result, the Company now presents equity in earnings (losses) from unconsolidated affiliates, net of income taxes, on a separate line in its condensed consolidated statement of operations that is not included in income from operations. This had no effect on consolidated net income (loss), net cash flows or shareholders’ equity. All periods presented reflect this presentation.

The Company incurred significant losses in fiscal 2006 and 2005, and may continue to incur such losses in the future. The Company is taking action to return the Company to profitability and generate positive cash flow from operations. Specifically, the Company is enhancing its controls over project acceptance, which it believes will reduce the level of contract losses; it is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; it is improving the timeliness of customer invoicing, and enhancing its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense, reducing its reliance on its revolving credit agreement; and  it is improving project management, which it  believes will result in higher levels of project profitability.  As discussed in Note 16, subsequent to September 30, 2005 the Company completed several financing transactions.  Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the new credit facility are adequate to meet the Company’s requirements.

The condensed consolidated balance sheet at September 30, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2005 and 2004 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2005.

2.                                      Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended June 30, 2004, management determined that the Company’s consolidated financial statements as of June 30, 2004 and for the years ended June 30, 2004 and 2003 required restatements, primarily to correctly account for certain components of the Company’s Exit Strategy program and for certain other items described below. Under an Exit Strategy contract the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, is remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, is deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity T-Bill rate. The Company determined that the net proceeds deposited with the insurer and interest growth thereon should be recorded as an asset (current and long-term restricted investment) on the Company’s condensed consolidated balance sheet, with a corresponding liability related to the net proceeds (included within current and long-term deferred revenue). Previously the proceeds held by the insurer were not recorded in the Company’s financial statements. When determining contract revenue, the Company had previously considered future interest to be earned as escalation to the contract price which was recognized as work was performed on the contract under the percentage of completion method. The Company determined that the interest should be accounted for as interest income, to be recognized as earned, rather than contract escalation and that any proceeds from an Exit Strategy insurance policy beyond the client’s initial deposit and interest growth thereon should be accounted for as an insurance recovery rather than contract revenue as previously reported. Interest income from contractual arrangements and insurance recoveries are reported as separate line items in the condensed consolidated statements of operations. Additionally, when determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees amortized on a straight-line basis over the life of the related insurance policy are included in costs incurred. Previously, the prepaid insurance premiums and fees were excluded from the percentage of completion calculation and were not recorded on the Company’s condensed consolidated balance sheet; rather the premium and fee amount for each project was amortized to revenue and cost over the expected duration of the remediation phase.

The restatement adjustments relate to the timing and classification within the statement of operations but not the ultimate amount of revenue, interest, insurance recoveries and related costs to be recognized under the contracts. The underlying economic value of the Exit Strategy business remained unchanged. The resulting effect was that the consolidated financial statements for the fiscal years ended June 30, 2004 and 2003 (as well as the condensed consolidated financial statements for the interim periods within these years) were restated from the amounts previously reported.

In fiscal 2001, the Company made a 50% investment in a privately held energy services contracting company (“Co-Energy or CEG”) that specialized in the installation of ground source heat pump systems. The Company used the equity method of accounting for this investment since inception. On December 24, 2003, the Financial Accounting Standard Board (“FASB”) issued FIN 46(R) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”,  (“FIN 46(R)”) which was applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company considered the provisions of FIN 46(R) in preparing its previously issued fiscal 2004 financial statements and made the determination that Co-Energy was not a variable interest entity (“VIE”) pursuant to the requirements of FIN 46(R) and therefore did not consolidate the financial statements of Co-Energy. Subsequent to the issuance of such 2004 financial statements, management determined that Co-Energy is a VIE and the Company is the primary beneficiary; resulting in the need to restate its 2004 financial statements to consolidate Co-Energy into the Company’s financial statements beginning in April 2004. As part of this process, the Company also identified corrections which needed to be made to the estimated extent of progress towards completion for certain contracts at Co-Energy. As a result, the Company’s 2004 and 2003 (as well as the condensed consolidated financial statements for the interim periods within these years) consolidated financial statements were restated to adjust the equity in earnings (loss) of Co-Energy prior to consolidation in April 2004, and the Company’s consolidated contract revenues and costs thereafter, to reflect the percentage of completion adjustments along with certain other adjustments primarily related to (1) accrual of contract costs and (2) various other items and reclassifications.

In addition, based on a review of the accounting treatment for long-term contracts, the Company identified errors with respect to accuracy and completeness of the estimated extent of progress towards completion for certain contracts. Specifically, two of the Company’s locations did not update, on a timely basis, their estimates to take into account available information that would have otherwise increased the total estimated costs to be incurred on certain contracts at the end of the reporting period. After increasing the total estimated costs for these contracts the Company recalculated the percentage of completion, resulting in a reduction of revenue and a charge to contract costs as a provision for future losses in the appropriate reporting period. Also, the Company completed a review of its accounting for rental expense and determined that adjustments were required to recognize rental expense on a straight-line basis over the life of the lease. The Company also made certain other adjustments primarily related to (1) accrual of contract costs, (2) equity changes and (3) other various items and reclassifications to amounts previously reported, including adjustments to the statement of cash flows.

The effects of the changes on the previously reported condensed consolidated statements of operations and cash flows are as follows:

	Three Months Ended September 30, 2004
	As previously reported	Adjustment	As restated
Gross revenue	$89,657	$(7,150)	$82,507
Less subcontractor costs and direct charges	29,316	(4,828)	24,488
Net service revenue	60,341	(2,322)	58,019

Interest income from contractual arrangements	—	435	435
Insurance recoverables	—	2,414	2,414

Operating costs and expenses:
Cost of services	49,594	2,312	51,906
General and administrative expenses	2,265	(19)	2,246
Provision for doubtful accounts	608	—	608
Depreciation and amortization	1,453	26	1,479
	53,920	2,319	56,239
Operating income	6,421	(1,792)	4,629
Interest expense	423	14	437
Income before taxes, minority interest, equity losses and accounting change	5,998	(1,806)	4,192
Federal and state income tax provision	2,459	(710)	1,749
Minority interest	—	(73)	(73)
Income before equity losses and accounting change	3,539	(1,023)	2,516
Equity in losses from unconsolidated affiliates, net of taxes	—	(36)	(36)
Income before accounting change	3,539	(1,059)	2,480
Cumulative effect of accounting change for investments, net of taxes	(589)	—	(589)
Net income	2,950	(1,059)	1,891
Dividends and accretion charges on preferred stock	223	—	223
Net income applicable to common shareholders	$2,727	$(1,059)	$1,668

Basic earnings (losses) per common share:
Earnings before accounting change	$0.24	$(0.08)	$0.16
Cumulative effect of accounting change	(0.04)	—	(0.04)
	$0.20	$(0.08)	$0.12

Diluted earnings (losses) per common share:
Earnings before accounting change	$0.23	$(0.08)	$0.15
Cumulative effect of accounting change	(0.04)	—	(0.04)
	$0.19	$(0.08)	$0.11

Average shares outstanding:
Basic	13,907	12	13,919
Diluted	14,639	13	14,652

	Three Months Ended September 30, 2004
	As previously reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$2,950	$(1,059)	$1,891
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	1,453	26	1,479
Directors deferred compensation	—	35	35
Cumulative effect of accounting change	589	—	589
Provision for doubtful accounts	608	—	608
Non-cash interest expense	—	1	1
Deferred income taxes	—	(36)	(36)
Equity in losses fron unconsolidated affiliates	—	36	36
Loss on disposal of assets	—	78	78
Minority interest	—	(73)	(73)
Other non-cash items	(78)	66	(12)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,812)	6,876	(936)
Restricted investments	—	7,685	7,685
Deferred revenue	(598)	(6,952)	(7,550)
Long-term prepaid insurance	—	(1,199)	(1,199)
Insurance recoverable	351	(2,765)	(2,414)
Prepaid expenses and other current assets	(147)	(155)	(302)
Accounts payable	2,804	(2,635)	169
Accrued compensation and benefits	(1,782)	(9)	(1,791)
Environmental remediation liability	(351)	351	—
Income taxes	2,023	(712)	1,311
Other accrued liabilities	(411)	164	(247)
Other assets	—	(5)	(5)
Net cash used in operating activities	(401)	(282)	(683)

Cash flows from investing activities:
Additions to property and equipment	(1,193)	(219)	(1,412)
Restricted investment	—	158	158
Acquisition of businesses and earnout payments, net of cash acquired	(3,310)	—	(3,310)
Increase in other assets, net	(5)	5	—
Proceeds from (investments in and advances to) unconsolidated affiliates	(311)	314	3
Net cash used in investing activities	(4,819)	258	(4,561)

Cash flows from financing activities:
Net borrowings under revolving credit facility	4,000	—	4,000
Payments of long-term debt and other	(127)	—	(127)
Proceeds from exercise of stock options	94	—	94
Net cash provided by financing activities	3,967	—	3,967

Decrease in cash	(1,253)	(24)	(1,277)

Cash, beginning of period	3,468	56	3,524
Cash, end of period	$2,215	$32	$2,247

3.                                      Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As this interpretation is effective for fiscal years beginning after December 15, 2006, the Company will adopt FIN 48 on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately.  The cumulative effect of the change on retained earnings in the statement of financial position will be disclosed in the year of adoption only.  The Company has not completed its evaluation of the effect of adoption of FIN 48.  However, due to the fact that the Company has established tax positions in previously filed tax returns, and is expected to take tax positions in future tax returns to be reflected in the financial statements, the adoption of FIN 48 may have a significant impact on the Company’s financial position or results of operations.

In October 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company will adopt this standard on July 1, 2008. The Company is currently evaluating the effect, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company on July 1, 2007. The Company is currently evaluating the effect, if any, that the adoption of SAB 108 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”).  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company will adopt this standard on July 1, 2008. The Company is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

4.                                      Accounting for Investments

Effective July 1, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting for Investments in Limited Liability Companies,” (“EITF 03-16”) issued by the FASB.  EITF 03-16 requires that investments in limited liability companies be accounted for similarly to a limited partnership investment.  As a result, investors are required to apply the equity method of accounting at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The new accounting guidance in EITF 03-16 required the Company to change its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method.  Accordingly, the Company recorded an adjustment in the three months ended September 30, 2004 for the cumulative effect of this change in accounting principle equal to its pro rata share of the energy savings company’s losses, up to the carrying amount, since making the investment in fiscal 2001.

5.                                      Stock-Based Compensation

On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values.  SFAS 123(R) supersedes previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.  The condensed consolidated financial statements, as of and for the three months ended September 30, 2005, reflect the impact of SFAS 123(R).  Total non-cash stock-based compensation expense for the three months ended September 30, 2005, was $333, which consisted entirely of stock-based compensation expense related to employee stock option awards.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense for employee stock options was recognized in the Company’s condensed consolidated statements of operations, because the exercise price of its stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.  In accordance with the modified prospective transition method used in adopting SFAS 123(R), the Company’s results of operations prior to fiscal 2006 have not been amended to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the three months ended September 30, 2005, included compensation expense for stock-based awards granted prior to, but not yet vested as of June 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to June 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R).  Compensation expense for all stock-based awards granted is recognized using the ratable single-option method.  The amount of compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest.  As stock-based compensation expense recognized in the Company’s results of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the notes to condensed consolidated financial statements for the related periods.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards.  The assumptions used to value options granted are as follows:

	Three Months Ended September 30,
	2005	2004
Risk-free interest rate	*	3.33% - 3.46%
Expected life	*	5.0 years
Expected volatility	*	54.5%
Expected dividend yield	*	None

The Company did grant any stock-based awards in the three months ended September 30, 2005.

Beginning July 1, 2005, the Company estimated the volatility of its stock using historical volatility in accordance with guidance in SFAS 123(R) and SAB 107.  Management determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility.  The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.  Prior to the adoption of SFAS 123(R), the Company had used historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in the notes to condensed consolidated financial statements for prior periods.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options.  The dividend yield assumption is based on the Company’s history and expected dividend payouts.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding.  The Company has determined the fiscal 2006 expected term assumption under the “Simplified Method” as defined in SAB 107. Prior to the adoption of SFAS 123(R), the Company used its historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS 123, as disclosed in the notes to condensed consolidated financial statements for the related periods.

The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS 123, for the three months ended September 30, 2004:

Net income, as reported	$1,891
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(215)
Net income, pro forma	1,676
Dividends and accretion charges on preferred stock	(223)
Net income applicable to common shareholders, pro forma	$1,453

Earnings per share, as reported:

Basic	$0.12
Diluted	$0.11

Earnings per share, pro forma:

Basic	$0.10
Diluted	$0.10

6.                                      Stock Option Plan

The Company has one stock option plan: the TRC Companies, Inc. Restated Stock Option Plan (the “Plan”).  The Company has reserved a total of 5,490 shares of common stock for issuance under the Plan.  In addition, any shares subject to outstanding options that expire unexercised or any unvested shares that are forfeited will be available for reissuance under the Plan.  The Plan provides for the grants of non-qualified stock option awards to its employees, officers and directors.  As determined by the Board of Directors, options are granted at the fair market value of the common stock at the time of grant. The Plan provides that the exercise price for each stock option shall not be less than the fair market value of the common stock of the Company nor less than the par value of the common stock at the time the stock option is granted.  Options generally vest ratably over two to three years and expire ten years from the date of grant.  The Company has a policy of issuing new shares or utilizing treasury shares to satisfy option exercises.

A summary of stock option activity for the three months ended September 30, 2005 under the Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Price	Contractual Life	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding options at July 1, 2005 (2,383 exercisable)	2,673	$11.78
Exercised	(27)	8.57
Forfeited	(3)	17.45
Expired	(22)	26.04
Outstanding options at September 30, 2005	2,621	$11.70	5.50	$15,193
Options exercisable at September 30, 2005	2,338	$11.11	5.06	$15,117
Options vested and expected to vest at September 30, 2005	2,604	$11.67	5.47	$15,183
Options available for future grants at September 30, 2005	708

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the closing price of the Company’s common stock on the New York Stock Exchange of $15.60 as of September 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.  The total intrinsic value of options exercised in the three months ended September 30, 2005 was $158. The total cash received from option exercises was $231 in the three months ended September 30, 2005.  In connection with these exercises, the tax benefits recorded by the Company was $59 for the three months ended September 30, 2005.

The following table summarizes additional information about stock options outstanding at September 30, 2005:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price
$ 2.75	-	$ 4.13	664	$ 2.94	2.8	664	$ 2.94
4.17	-	6.25	224	4.23	4.1	224	4.23
6.92	-	10.38	446	8.16	4.8	446	8.16
11.33	-	16.99	566	14.19	8.0	382	13.55
17.00	-	25.50	541	20.05	7.1	442	20.40
25.51	-	38.26	180	28.99	6.1	180	28.99
$ 2.75	-	$38.26	2,621	$ 11.70	5.5	2,338	$ 11.11

The impact of recording stock-based compensation on the results of operations for the three months ended September 30, 2005, was as follows:

Cost of services	$150
General and administrative expenses	183
Stock-based compensation before income taxes	333
Income tax benefit	(111)
Total stock-based compensation after income taxes	$222

Effect on earnings per share:
Basic	$0.02
Diluted	$0.02

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows.  SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  As a result of adopting SFAS 123(R), excess tax benefits are classified as a financing cash inflow in fiscal 2006.

As of September 30, 2005, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $4,079, which is expected to be recognized over the remaining weighted average vesting period of 2.85 years.  Compensation costs for all stock-based awards granted on or prior to June 30, 2005 and all stock-based awards granted subsequent to June 30, 2005 will be recognized using the ratable single-option method.

7.                                      Earnings per Share

Basic earnings per share (“EPS”) is determined as net income (loss) applicable to common shareholders divided by the weighted average common shares outstanding during the period.  Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company’s preferred stock.  For purposes of computing diluted EPS, the Company uses the treasury stock method.  Additionally, when computing dilution related to the preferred stock, conversion is assumed as of the beginning of the period.

The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) were 1,652 for the three months ended September 30, 2005.  For the three months ended September 30, 2004, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”). Therefore conversion was not assumed for purposes of computing diluted EPS, and as a result, 930 shares were excluded from the calculation of diluted EPS for the three months ended September 30, 2004.  The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended September 30,
	2005		2004
	Diluted	Basic	Diluted	Basic
Net income (loss)	$(4,620)	$(4,620)	$1,891	$1,891
Dividends and accretion charges on preferred stock	(214)	(214)	(223)	(223)
Net income (loss) applicable to common shareholders	$(4,834)	$(4,834)	$1,668	$1,668

Weighted average common shares outstanding	14,396	14,396	13,919	13,919
Potential common shares:
Stock options and warrants	—	—	729	—
Contingently issuable shares	—	—	4	—
Total potential common shares	14,396	14,396	14,652	13,919

Earnings (loss) per share	$(0.34)	$(0.34)	$0.11	$0.12

8.                                      Accounts Receivable

Accounts receivable at September 30, 2005 and June 30, 2005 were comprised of the following:

	September 30,	June 30,
	2005	2005
Billed	$94,634	$83,138
Unbilled	52,527	57,754
Retainage	9,748	5,164
	156,909	146,056
Less allowances for doubtful accounts	12,014	9,197
	$144,895	$136,859

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that almost all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at project completion.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of additional costs.  Costs attributable to claims are treated as costs of contract performance as incurred.  As of September 30, 2005 and June 30, 2005, the Company had recorded a claim receivable of $817 and $697, respectively, equal to the contract costs incurred for the claim.  The claim relates to a design build infrastructure project in which the Company was a subcontractor.  The ultimate client for the project is a state government entity.  As of September 30, 2005, the Company was discussing the details of the claim with the prime contractor and the state government entity.

9.                                      Other Accrued Liabilities

At September 30, 2005 and June 30, 2005, other accrued liabilities were comprised of the following:

	September 30,	June 30,
	2005	2005

Additional purchase price payments	$3,053	$2,935
Contract costs	497	995
Contract loss reserves	7,362	8,798
Audit and legal costs	3,080	3,991
Lease obligations	1,856	1,650
Other	3,205	2,804
	$19,053	$21,173

10.                               Acquisitions

During the three months ended September 30, 2005, the Company recorded additional purchase price cash payments of $269 related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.

During the three months ended September 30, 2004, the Company completed the acquisition of two companies. The total purchase price for these acquisitions was $2,176 (before contingent consideration), consisting of a combination of cash ($1,982 net of cash received) and common stock of the Company. As a result of these acquisitions, goodwill of $462 and other intangible assets of $1,010 were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,”(“SFAS 142”). The goodwill and intangible assets recorded in connection with these transactions are deductible for income tax purposes. The Company may make additional payments for these acquisitions if certain financial objectives, primarily operating income targets, are achieved, with such payments resulting in additional goodwill. The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The impact of these acquisitions on operating results was not material; therefore, no pro forma information is presented.

During the three months ended September 30, 2004, the Company recorded additional purchase price cash payments of $1,328 and 6 shares of the Company’s common stock valued at $102 related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.

11.                               Goodwill and Intangible Assets

At September 30, 2005, the Company had $123,112 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually.  The assessment of goodwill involves the estimation of the fair value as defined by SFAS 142.  Goodwill is evaluated annually as of December 31st for impairment and when other impairment indicators are present.  In the three months ended September 30, 2005, earnouts and adjustments to previous earnouts resulted in a net $10 decrease to goodwill.

Identifiable intangible assets as of September 30, 2005 and June 30, 2005 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 30, 2005		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$944	393	$2,288	1,605
Customer relationships	10,338	1,101	10,348	890
Other	190	82	190	73
	11,472	1,576	12,826	2,568
Identifiable intangible assets with indefinite lives:
Trade names	2,769	—	2,769	—
Other	726	300	726	300
	3,495	300	3,495	300
	$14,967	1,876	$16,321	2,868

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately ten years.  The weighted average periods of amortization by intangible asset class is approximately nineteen months for contract backlog assets, twelve years for client relationship assets and six years for other assets. The amortization of intangible assets during the three months ended September 30, 2005 and 2004 was $362 and $161, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2006 - $1,022; fiscal 2007 - $1,090; fiscal 2008 - $951; fiscal 2009 - $902; fiscal 2010 and thereafter - $5,937.  These estimates do not reflect the impact of any future acquisitions.

In June 2006, the Company decided to operate under one trade name, and as a result an impairment charge was recorded (see Note 16).

12.                               Debt

At September 30, 2005, the Company had borrowings outstanding pursuant to its revolving credit facility of $60,800 at an average interest rate of 6.3%, compared to $55,000 of borrowings outstanding at an average interest rate of 5.0% at June 30, 2005.  Events of default occurred under the credit agreement as a result of the Company’s failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and the Company’s violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, the Company entered into forbearance agreements and global amendments to its credit agreement with its lenders that extended through July 15, 2006.  Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49,600 following the Company’s $20,000 equity financing which closed in March 2006 and was gradually reduced to $48,000 by June 30, 2006.

Effective November 2, 2005, the Company was also required to pay an additional 2% interest on outstanding loans under the credit agreement, to provide the lenders or their consultants full access to the Company’s financial records and to provide the lenders with certain financial and other deliverables.  The Company also agreed that it would not, without the consent of the lenders, incur additional indebtedness, pledge any of its assets, pay any cash dividends or make any distributions to its shareholders, except with respect to the payment of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of its assets.  In addition, borrowings under the credit agreement were collateralized by all assets of the Company.

In July 2006, the revolving credit facility was repaid with proceeds from a new credit facility (see Note 16).

13.                               Restructuring Costs

The following table details accrued restructuring activity for the three months ended September 30, 2005:

	Employee Severance	Facility Closures	Other	Total
Liability balance at July 1, 2005	$471	$216	$5	$692
Total charge to operating costs and expenses	2	—	—	2
Payments	(408)	(65)	(5)	(478)
Liability balance at September 30, 2005	$65	$151	$—	$216

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel.

Facility closure costs

Facility closure costs incurred relate to the abandonment of leased facilities primarily in Alpharetta, Georgia. Total facility closure costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of September 30, 2005, $151 of facility closure costs remain accrued and are expected to be paid by fiscal year 2011.

The Company’s lease abandonment accrual is net of $181 of estimated sublease income. Actual sublease payments due under non-cancelable subleases of excess facilities totaled $0 as of September 30, 2005, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at September 30, 2005, particularly if actual sublease income is significantly different from current estimates.

The Company recorded additional charges related to restructuring activity in the second, third and fourth quarter of fiscal 2006 (see Note 16).

14.                               Commitments and Contingencies

Exit Strategy Contracts

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

The contract proceeds are paid by the client at inception.  A portion of these proceeds, generally five to ten percent, are remitted to the Company and these amounts are included as deferred revenue under current or long-term liabilities on the Company’s condensed consolidated balance sheets.  This balance is reduced as the Company performs work under the contract and recognizes revenue.  The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and is used to pay the Company as work is performed.  The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not likely have a material impact on its operating results, financial position and cash flows.

Four Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites.  The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the condensed consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the condensed consolidated balance sheets).  At September 30, 2005, the remediation for one of the projects was complete, and the Company had begun long-term maintenance and monitoring at that site.

During fiscal 2006 the Company and another contractor entered into a $3,500 contract to provide demolition and abatement services. The Company and the contractor entered into a teaming arrangement which stated that the Company would be entitled to 8% of the $3,500 contract proceeds for providing working capital procurement assistance and bonding for the project.  The other contractor was responsible for insurance, supervision, labor, equipment and materials for the project. Initially, the work was proceeding and progress payments were received from the customer, however, as the contract encountered delays and increased scope of work, there was insufficient cash flow to fund the cost overruns on the project pending payment from the customers.  In the fourth quarter of fiscal 2006, the Company was required to provide funding to project subcontractors. To date, the Company received approximately $200 of cash and has incurred or accrued expenses of approximately $3,600. As a result, the Company recognized a $3,400 loss on the project in the fourth quarter of fiscal 2006. The Company is in the process of pursuing outstanding invoices and preparing a claim for the project.  The Company accounts for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore does not record gain contingencies and recognize revenue until it is earned and realized.  At June 30, 2006, the Company did not record a gain contingency related to this project.

Legal Matters

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

In re: Tropicana Garage Collapse Litigation - Superior Court New Jersey, Atlantic County, 2004.  A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  That subsidiary has also been named a defendant in other actions for business claims related to the parking garage.  The subsidiary (along with other contractors) is covered under an insurance program specific to this project (the “wrap-up program”).  To the extent the wrap-up program is exhausted, the subsidiary will rely on its own insurance coverage.  While accepting coverage under a reservation of rights under the subsidiary’s professional liability insurance policy, the subsidiary’s carrier has denied coverage and filed a declaratory judgment action with respect to coverage under two other policies which provide commercial general liability coverage.  The subsidiary had a limited inspection role in connection with the construction, and management believes that it has meritorious defenses.  However, an adverse decision in these cases could result in substantial damages.  The ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect on the Company’s operating results, financial position and cash flows.

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005.  A subsidiary of the Company was engaged by the New York City Department of Transportation (“NYCDOT”) to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York.  A motorist and his wife commenced litigation alleging that during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured.  The subsidiary (along with other project contractors) has been named in the suit.  In a separate action, the general contractor on that project has sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project.  The subsidiary had no significant on-site role, and management believes that it was not the cause of the collapse.  Although the ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect, management believes it has meritorious defenses and is adequately insured.  In a separate but related matter, the subsidiary entered into an agreement with NYCDOT in September 2005 under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $300 and NYCDOT $500 and agreed for a limited period of time not to bid on engagements with New York City agencies. These settlement amounts, which were accrued as of June 30, 2005, were paid in the first quarter of fiscal 2006.

McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005.  A subsidiary of the Company has been named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash.  It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico, the helicopter collided with the line.  The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the alleged accident, and management believes the subsidiary has meritorious defenses and is adequately insured.  The ultimate outcome of this case cannot be predicted at this time; however, it could have a material adverse effect on the Company’s operating results, financial position and cash flows.

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

City of Rowlett v. Hunter Associates, Inc., et. al. in the 101st District Court of Dallas County, Texas, 2006.  One of the Company’s subsidiaries was named as a defendant in a lawsuit brought by the City of Rowlett, Texas.  The City is alleging that the subsidiary’s design of a sewer line did not adequately address potential corrosion issues.  At present, there is insufficient information to evaluate this case and the outcome cannot be predicted; however, damages alleged are substantial and an ultimate adverse determination of the case could have a material adverse effect on the Company’s operating results, financial position and cash flows.

East Palo Alto Hotel Development, LLC v. Lowney Associates, et al, California Superior Court, San Francisco County, 2006.  One of the Company’s subsidiaries was named as a defendant in a lawsuit brought by East Palo Alto Hotel Development, LLC.   The subsidiary contracted with the developer of a hotel complex in East Palo Alto, California to provide geotechnical investigation and related services in connection with the development of the complex.   The developer claims costs for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project.  The subsidiary is continuing to investigate this matter.  Management believes the subsidiary has meritorious defenses and is adequately insured.

Fagin et. al. v. TRC Companies, Inc. et. al., in the 44th District Court of Dallas County, Texas, 2005.  Sellers of a business acquired by TRC in 2000 allege that the purchase price was not accurately calculated based on the net worth of the acquired business and allege that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated.  The case is in the initial discovery phase, and the ultimate outcome of this matter cannot be predicted at this time.  Management believes it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company’s operating results, financial position and cash flows.

East River Realty Company LLC v. TRC Companies, Inc. et. al., United States District Court for the Southern District of New York, 2006.  The owner of sites on which the Company is performing demolition and environmental remediation services pursuant to an Exit Strategy contract brought on action for injunctive relief and damages alleging that the Company was obligated to enroll the sites into an alternate New York State voluntary regulatory cleanup program. Although it believed it had meritorious defenses, the Company entered into a settlement agreement with the plaintiff which stayed the proceedings and any damage claims and under which consented to enrolling certain of the sites into the alternate program subject to the plaintiff obtaining certain required consents.  In addition, the plaintiff agreed to pay certain costs of the Company and indemnify it from future costs related to the program.

Miguel Zanabria and Monica Arce v. The Bank of New York Company, Inc. et. al.; Monica Arce and Miguel Zanabria v. the Bank of New York Company, Inc., et. al.; Jose Vaca v. The Bank of New York Company, Inc., United States District Court for the Southern District of New York, 2006.  In November 2006, a subsidiary of the Company was named as a defendant (along with a number of other defendants) in these three cases which are pending in the United States District Court for the Southern district of New York and are styled under the caption “In Re World Trade Center Lower Manhattan Disaster Site Litigation.”  The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, and that plaintiffs were injured.  As the cases have just been brought, there is insufficient information to assess the subsidiary’s involvement in these matters.

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $2,325 at September 30, 2005 and $3,092 at June 30, 2005. The decrease in the accrual for litigation-related losses was primarily the result of the Company making payments associated with the above discussed NYCDOT project.  The Company has also recorded insurance recoveries related to these accruals of $841 at September 30, 2005 and $848 at June 30, 2005.  As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies.  Such additional accruals could potentially have a material impact on the Company’s results of operations, financial position and cash flows.

The Company’s indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation.  Contracts and other records of the Company have been examined through June 30, 1999.  The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not likely have a material adverse effect on the Company’s operating results, financial position and cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

15.                               Reportable Segments

In fiscal 2005 the Company’s business consisted of two operating and reporting segments: Engineering & Consulting and CEG.  CEG did not meet the quantitative thresholds to be classified as a reportable segment for fiscal 2006. Accordingly, the Company’s business consisted of one operating and reportable segment in fiscal 2006.

16.                               Subsequent Events

Financing Arrangements

On March 6, 2006, the Company sold 2,162 shares (the “Shares”) of its common stock, $0.10 par value per share, at a price of $9.25 per share (the “Private Placement”) pursuant to a Purchase Agreement (the “Purchase Agreement”) by and among the Company and the investors named therein (the “Investors”). Of the shares sold, 943 were issued from treasury and 1,219 were newly issued. The Private Placement resulted in $20,000 in gross proceeds that were used by the Company to reduce debt and for general corporate purposes.  The Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The Private Placement requires the company to register the shares by December 31, 2007 or pay a penalty.  The Company accrued $300 related to this provision in the third quarter of fiscal 2006.

On July 17, 2006, the Company and certain of its subsidiaries, together (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants the most restrictive of which require the Company to maintain a minimum EBITDA, as defined in the Credit Agreement,  of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24,000 for the fiscal year ended June 30, 2010.  The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.  The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of TRC’s subsidiaries that are not borrowers pursuant to a

Guaranty.  The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness. The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, TRC and substantially all of its subsidiaries entered into a three-year subordinated loan agreement (the “Subordinated Loan Agreement”) with Federal Partners, L.P. (“Federal Partners”), a stockholder of TRC, pursuant to which the Company borrowed $5,000 from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  In addition, TRC issued a ten-year warrant to purchase up to 66 shares of its common stock to Federal Partners at an exercise price equal to $.01 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between TRC and Federal Partners.

On October 31, 2006, the Credit Agreement was amended (the “First Amendment”) to modify certain of the terms under the Credit Agreement which among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of “Eligible Unbilled Accounts” under the Credit Agreement, and changed the schedule for delivery of certain reports.

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5,000,000 to $7,500,000.

On December 29, 2006, the Credit Agreement was further amended (the “Third Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before January 31, 2007.

On January 31, 2007, the Credit Agreement was further amended (the “Fourth Amendment”) to modify certain of the terms under the Credit Agreement to change the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before February 28, 2007, to permit an investment by the Company in certain real estate located in New Jersey through a joint venture in Center Avenue Holdings, LLC, to permit the Company to receive a loan from the City of Lowell, Massachusetts in connection with the relocation of the Company’s Lowell, Massachusetts office and to permit the divestiture of Omni Environmental, Inc. (“Omni”).  As of February 23, 2007, Omni has not been sold.

On December 1, 2006, the Company entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock. As part of the Exchange Agreement, Fletcher also purchased an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

Impairment of Long-Lived Assets

During the fourth quarter of fiscal 2006, in conjunction with management’s decisions to unite its various subsidiaries under one trade name, the Company assigned useful lives to its trade name intangible assets which were previously classified as indefinite-lived intangible assets.  As required by SFAS 142, prior to beginning to amortize the assets, the Company tested for impairment, concluding their carrying values exceeded their fair values. Accordingly, the Company recorded impairment charges totaling $2,170 during the fourth quarter of 2006.

Restructuring Activities

Additional restructuring activities were initiated in the second, third and fourth quarter of fiscal 2006.  As a result, employee related severance charges of $448, $55 and $78 were recorded in the second, third and fourth quarter, respectively of fiscal 2006. In addition, facility closure costs of $436 were recorded in the second quarter of fiscal 2006, primarily for facilities in Dallas and Ft. Worth, Texas.

Discontinued Operations

In June 2006, the Company sold the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together “PacLand”).  The sale was part of a settlement between the Company and the original sellers of PacLand, acquired by the Company in January 2005.  The sellers sued the Company to collect on certain promissory notes issued by the Company in connection with the acquisition.  The Company asserted defenses to such promissory notes and counterclaimed for breach of fiduciary duty and securities fraud as well as requested indemnification against losses for breach by the sellers of the stock purchase agreement related to the transaction.  Pursuant to the settlement, the Company received $1,300, and transferred all of the assets of PacLand to an entity designated by the original sellers. In addition, the settlement included releases from all claims related to the Stock Purchase Agreement and Employment Agreements related to the Company’s purchase of PacLand including further payments under the Stock Purchase Agreement and Promissory Notes issued in connection with the transaction. As a result of the settlement the Company recorded a loss on disposition of $5,336 in the fourth quarter of fiscal 2006.

In the fourth quarter of fiscal 2006, management of the Company committed to a plan to sell the Bellatrix business unit back to its original owner.  Bellatrix was purchased by TRC in the first quarter of fiscal 2005.  The sale was finalized on August 31, 2006, the first quarter of fiscal 2007, and included all fixed assets of the Bellatrix business unit, as well as associated goodwill and intangible assets.  The Company received a cash payment of $400, a promissory note of $88 due on August 31, 2007 yielding interest at a rate of 6% per year, as well as 3 shares of TRC common stock, with a fair value of $33 on the date of sale.  The Company recorded a goodwill impairment charge of $268 in the fourth quarter of fiscal 2006 related to the Bellatrix transaction.

TRC COMPANIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2005. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties.  Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Statements” on page 38.

During the three months ended September 30, 2005, the Company determined that the provision for doubtful accounts was incorrectly classified in cost of services within operating costs and expenses.  Management has concluded that the misclassification was not material to the financial statements, and accordingly, the prior period presented has been corrected by presenting the provision for doubtful accounts as a separate line item in the condensed consolidated statement of operations.

As discussed in Note 2 to the condensed consolidated financial statements, the Company’s financial statements for the three months ended September 30, 2004 have been restated.  The accompanying management’s discussion and analysis gives effect to that restatement and the reclassification discussed above.

OVERVIEW

We are a client-focused company that creates and implements innovative solutions to the challenges facing America’s real estate, energy, environmental and infrastructure markets, and we are a leading provider of technical, financial, risk management and construction services to industry and government clients across the country.

We derive our revenue from fees for professional and technical services.  As a service company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  Our income (loss) from operations is derived from our ability to generate revenue in excess of our direct costs, subcontractor costs, other contract costs, and general and administrative (“G&A”) expenses.

The types of contracts with our clients and the approximate percentage of net service revenue (“NSR”) for the three months ended September 30, 2005 and 2004 from each contract type are as follows:

Three months ended September 30,	2005	2004
Time and materials	52%	49%
Fixed price or lump sum	34%	36%
Cost-type with various fee arrangements	14%	15%

In the course of providing our services we routinely subcontract services.  Generally, these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States (“GAAP”)  and consistent with industry practice, are included in gross revenue.  Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends.  Accordingly, we also report NSR, which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

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

Recent Events

As previously announced, effective as of December 31, 2005, Richard Ellison, our Chief Executive Officer retired from that position and Christopher Vincze, our Chief Operating Officer was appointed  Chief Executive Officer.  On March 6, 2006, we announced the appointment of Timothy Belton as our new Chief Operating Officer.  In addition, effective April 30, 2006, Harold C. Elston, Jr., our Chief Financial Officer retired from that position, and Carl d. Paschetag, Jr. was appointed Chief Financial Officer, effective April 30, 2006.

Financing Arrangements

On March 6, 2006, we sold 2,162 shares (the “Shares”) of our common stock, $0.10 par value per share, at a price of $9.25 per share (the “Private Placement”) pursuant to a Purchase Agreement (the “Purchase Agreement”) by and among us and the investors named therein (the “Investors”). Of the shares sold, 943 were issued from treasury and 1,219 were newly issued. The Private Placement resulted in $20,000 in gross proceeds that were used by us to reduce debt and for general corporate purposes.  The Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Private Placement requires us to register the shares by December 31, 2007 or pay a penalty.  We accrued $300 related to this provision in the third quarter of fiscal 2006.

On July 17, 2006, we and certain of our subsidiaries, together (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants the most restrictive of which require us to maintain a minimum EBITDA of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24,000 for the fiscal year ended June 30, 2010.  We must maintain average monthly backlog of $190,000. Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.  The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of our subsidiaries that are not borrowers pursuant to a Guaranty.  The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness. The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement (the “Subordinated Loan Agreement”) with Federal Partners, L.P. (“Federal Partners”), a significant stockholder of ours, pursuant to which we borrowed $5,000 from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  In addition, we issued a ten-year warrant to purchase up to 66 shares of our common stock to Federal Partners at an exercise price equal to $.01 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between us and Federal Partners.

On October 31, 2006, the Credit Agreement was amended (the “First Amendment”) to modify certain of the terms under the Credit Agreement which among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of “Eligible Unbilled Accounts” under the Credit Agreement, and changed the schedule for delivery of certain reports.

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5,000,000 to $7,500,000.

On December 29, 2006, the Credit Agreement was further amended (the “Third Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before January 31, 2007.

On January 31, 2007, the Credit Agreement was further amended (the “Fourth Amendment”) to modify certain of the terms under the Credit Agreement to change the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before February 28, 2007, to permit an investment by us in certain real estate located in New Jersey through a joint venture in Center Avenue Holdings, LLC, to permit us to receive a loan from the City of Lowell, Massachusetts in connection with the relocation of our Lowell, Massachusetts office and to permit the divestiture of Omni Environmental, Inc. (“Omni”).  As of February 23, 2007, Omni has not been sold.

On December 1, 2006, we entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock. As part of the Exchange

Agreement, Fletcher also purchased an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.Impairment of Long-Lived Assets

During the fourth quarter of 2006, in conjunction with our decision to unite our various subsidiaries under one trade name, we assigned useful lives to its trade name intangible assets which were previously classified as indefinite-lived intangible assets.  As required by SFAS 142, prior to beginning to amortize the assets, we tested for impairment, concluding their carrying values exceeded their fair values. Accordingly, we recorded impairment charges totaling $2,170 during the fourth quarter of 2006.

Restructuring Activities

As part of our continuing effort to better align expenses with revenue levels and to enable us to invest in certain growth initiatives, additional restructuring activities were initiated in the second, third and fourth quarter of fiscal 2006.  As a result, employee related severance charges of $448, $55 and $78 were recorded in the second, third and fourth quarter, respectively of fiscal 2006. In addition, facility closure costs of $436 were recorded in the second quarter of fiscal 2006, primarily for facilities in Dallas and Ft. Worth, Texas.

Discontinued Operations

In June 2006, we sold the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together “PacLand”).  The sale was part of a settlement between us and the original sellers of PacLand, acquired by us in January 2005.  The sellers sued us to collect on certain promissory notes issued by us in connection with the acquisition.  We asserted defenses to such promissory notes and counterclaimed for breach of fiduciary duty and securities fraud as well as requested indemnification against losses for breach by the sellers of the stock purchase agreement related to the transaction.  Pursuant to the settlement, we received $1,300 and transferred all of the assets of PacLand to an entity designated by the original sellers. In addition, the settlement included releases from all claims related to the Stock Purchase Agreement and Employment Agreements related to our purchase of PacLand including further payments under the Stock Purchase Agreement and Promissory Notes issued in connection with the transaction. As a result of the settlement we recorded a loss on disposition of $5,336 in the fourth quarter of fiscal 2006.

In the fourth quarter of fiscal 2006, we committed to a plan to sell the Bellatrix business unit back to its original owner.  Bellatrix was purchased by us in the first quarter of fiscal 2005.  The sale was finalized on August 31, 2006, the first quarter of fiscal 2007, and included all fixed assets of the Bellatrix business unit, as well as associated goodwill and intangible assets.  We received a cash payment of $400, a promissory note of $88 due on August 31, 2007 yielding interest at a rate of 6% per year, as well as 3 shares of TRC common stock, with a fair value of $33 on the date of sale.  We recorded a goodwill impairment charge of $268 in the fourth quarter of fiscal 2006 related to the Bellatrix transaction.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”).  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions.  We use our best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  Our accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of the Annual Report on Form 10-K.  We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:

Revenue Recognition:  We recognize contract revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring.  We earn our revenue from fixed-price, time-and-materials and cost-plus contracts as described below.

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

Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and cost estimates.  Such estimates are based on various judgments we make with respect to those factors and can be difficult to accurately determine until the project is significantly underway.  Due to uncertainties inherent in the estimation process, actual completion costs often vary from estimates.  Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

If actual costs exceed the original contract price, payment of additional costs will be pursuant to a change order, contract modification, or claim.

Unit price contracts are a subset of fixed-price contracts.  Under unit price contracts, our clients pay a set fee for each service or unit of production.  We recognize revenue under unit price contracts as we complete the related service transaction for our clients.  If our costs per service transaction exceed original estimates, our profit margins will decrease and we may realize a loss on the project unless we can receive payment for the additional costs.

Time-and-Materials

Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project.  In addition, clients reimburse us for actual out-of-pocket costs of materials and other direct reimbursable expenses that we incur in connection with our performance under the contract.  Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared to negotiated billing rates.  Revenue on time-and-materials contracts is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct reimbursable expenses that we incur on the projects.

Cost-Plus

Cost-Plus Fixed Fee.  Under cost-plus fixed fee contracts, we charge clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee.  In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component.  The total estimated cost plus the negotiated fee represents the total contract value.  We recognize revenue based on the actual labor costs, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date.  We invoice for our services as revenue is recognized or in accordance with agreed upon billing schedules.

Cost-Plus Fixed Rate.  Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs.  In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project.  We recognize revenue based on the actual total costs we have expended plus the applicable fixed rate.  If the actual total costs are lower than the total costs we have estimated, our revenue from that project will be lower than originally estimated.

Change Orders/Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract.  Change orders typically result from changes in scope, specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work.  Claims are amounts in excess of the agreed contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.

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

Other Contract Matters

We have fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites.  Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer.  These proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed.  The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as “interest income from contractual arrangements” on the condensed consolidated statement of operations.

The net proceeds held by the insurer, and interest growth thereon, are recorded as an asset (current and long-term restricted investment) on our condensed consolidated balance sheet, with a corresponding liability related to the net proceeds (current and long-term deferred revenue).  Consistent with our other fixed price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. Under this method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We utilize an efforts-expended cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.  When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy.  Pursuant to SOP 81-1, certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring.

In instances where we establish that: (1) costs exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, we record an insurance recovery up to the amount of our insured costs. An insurance gain, that is, an amount to be recovered in excess of our recorded costs, is not recognized until all contingencies relating to our insurance claim have been resolved.  We define the resolution of contingencies, with respect to insurance claims, as the receipt of insurance proceeds. Insurance recoveries are reported as “insurance recoverable” on our condensed consolidated statement of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

Federal Acquisition Regulations (“FAR”), which are applicable to our federal government contracts and may be incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts.  Cost-plus contracts covered by FAR or with certain state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.  Most of our federal government contracts are subject to termination at the discretion of the client.  Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews our overhead rates, operating systems and cost proposals.  During the course of its audits, the DCAA may disallow costs if it determines that we have improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards.   Our last audit was for fiscal 1999 and resulted in a $42 thousand adjustment.  Historically, we have not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

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

Stock Based Compensation: On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values.  SFAS 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.  We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.  The consolidated financial statements, as of and for the three months ended September 30, 2005, reflect the impact of SFAS 123(R).  Total non-cash stock-based compensation expense for the three months ended September 30, 2005, was $333 thousand.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards.  The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.  We have determined that historical volatility is most reflective of the market conditions and the best indicator of expected volatility.

The following table highlights the impact that each of the various assumptions has on determining the fair value of an option or award when using an option-pricing model:

Impact of Inputs to Value of Stock Options
Volatility of stock	Higher the volatility	Higher the value
Expected term	Longer the term	Higher the value
Risk free rate	Higher the rate	Higher the value
Dividend yield	Lower the yield	Higher the value
Exercise price	Lower the exercise price (A)	Higher the value
Stock price (fair value)	Higher the stock price	Higher the value

(A) Presumes exercise price is less than fair value

Income Taxes:  At September 30, 2005 and June 30, 2005, we had approximately $20.6 million and $18.9 million, respectively, of gross deferred income tax benefits.  The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies.  A $0.9 million valuation allowance has been recorded at September 30, 2005 in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.  We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits.  However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.  At September 30, 2005 and June 30, 2005, we had approximately $13.5 million and $13.8 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

Business Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date.  At September 30, 2005 and June 30, 2005, we had approximately $123.1 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value.  The assessment of goodwill involves the estimation of the fair value as defined by SFAS 142.

We completed our required annual assessment of the recoverability of our goodwill for fiscal 2006 and 2005.  In performing our goodwill assessment, we used current market capitalization and other factors as the best evidence of fair value.  For instance, we consider a number of other factors including the operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows.  There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.  We completed this assessment during the third quarter of fiscal 2005 and 2006, based on information as of the December 31, 2004 and 2005 assessment dates, and determined that no impairment existed.  Since the assessment dates, our market capitalization has declined; however, at June 30, 2005 and September 30, 2005, our market capitalization was in excess of our carrying amount, and we determined that no impairment existed at June 30, 2005 and September 30, 2005.  There can be no assurance that future events will not result in an impairment of goodwill or other assets.

Long-Lived Assets:  We periodically assess the recoverability of the unamortized balance of our long-lived assets including intangible assets based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. When the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets is recognized as an impairment loss.

Consolidation:  We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under generally accepted accounting principles.

Voting Interest Entities.  Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  Voting interest entities are consolidated in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” (“ARB 51”) as amended.  ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest.  Accordingly, we consolidate voting interest entities in which we have a majority voting interest.

Variable Interest Entities.  VIEs are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  In accordance with FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” we consolidate all VIEs of which we are the primary beneficiary.

We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

Equity-Method Investments. When we do not have a controlling financial interest in an entity but exert significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation, or 3% - 5% to 50% for a partnership or Limited Liability Company) and have an investment in common stock or in-substance common stock, we account for our investment in accordance with the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Insurance Matters, Litigation and Contingencies:  In the normal course of business we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance.  Most of the litigation involves us as a defendant in contractual disagreements, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations.  However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs.  This practice may subject us to some future liability for which we are only partially insured or are completely uninsured.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we record in our condensed consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable.  Otherwise, these losses are expensed as incurred.  Costs of defense are expensed as incurred.  If the estimate of a probable loss is a range, and no amount within the range is more likely, we accrue the lower limit of the range.  As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expenses relating to those contingencies.  Such additional expenses could potentially have a material impact on our results of operations and financial position.

Results of Operations

During the three months ended September 30, 2005, we continued to face many of the challenges that negatively affected our performance in fiscal 2005. Operating results were not favorable and were significantly impacted by poor operating performance and by certain charges.  Specifically, operating performance was not favorable due to the following pre-tax costs:

•                  Approximately $1.7 million resulting from two significant loss contracts;

•                  Approximately $3.2 million to increase our allowance for doubtful accounts including specific receivables for which management determined it would no longer pursue collection; and,

•                  $2.7 million of costs which were primarily associated with Sarbanes-Oxley compliance efforts and the restatement of our consolidated financial statements.

Our results of operations and financial condition throughout the remainder of fiscal 2006 were also adversely affected by continued higher—than-expected operating costs, including an increase in costs relating to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our diverse, decentralized operations have resulted in increased compliance costs and the devotion of substantial internal resources.  Bringing our individual business units’ processes into compliance is consistent with our objective to fully integrate acquired operations but has added substantial short-term costs.  In addition, costs associated with the restatement of our consolidated financial statements for the five years ended June 30, 2005 and costs relating to compliance with our agreements with our lenders (including an increase in the interest rate on the credit facility by an additional 2%), our engagement of Glass & Associates, Inc. for restructuring services primarily related to the re-financing of our credit facility, and legal costs substantially increased our operating costs and adversely affected our fiscal 2006 results of operations and financial condition. Also, the completion of certain loss and low margin contracts entered into prior to fiscal 2006 negatively impacted results during the remainder of fiscal 2006.  The majority of these contracts were completed by the end of fiscal 2006.

We are currently taking action to reduce these levels of losses and costs.  Specifically, we are enhancing our controls over project acceptance, which we believe will reduce the level of contract losses; we are increasing the level of experience of our accounting personnel in order to improve our internal controls and reduce compliance costs; we are improving the timeliness of customer invoicing, and enhancing our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense; and we are improving project management, which we believe will result in higher levels of project profitability.

Despite the unfavorable results, business activity remains strong across all of our markets:

Real Estate: Industry activity has remained strong in key markets.  Backlog for Exit Strategy projects remains strong and we continue to evaluate real estate redevelopment and investment projects.

Energy: The United States is in the early stages of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided an extraordinary business climate for those serving this market. According to a recent Department of Energy (DOE) study, $50 billion to $100 billion of investment is needed to modernize the grid. Transmission owners are responding to these needs and financial incentives of increased returns on equity with large investments providing excellent opportunities for our services including: permitting/licensing, engineering and construction for the electric transmission system and development of renewable energy projects. We are well established in the geographic regions where demand for services is the highest.

Environmental:  Market demand for environmental services remains solid, driven by a combination of regulatory requirements and economic factors.  Regulatory focus on new emissions of concern (e.g. mercury, small particulates) is increasing short to mid-term demand for air quality consulting and air measurement services.  Climate change initiatives at the state level, and ultimately the federal level, will sustain market growth for air services.  By contrast, the demand for remediation services is being driven less by regulatory requirements and more by the economics of the real estate market.  The remediation of Brownfield sites in certain urban areas now makes financial sense as governments provide incentives to convert these sites into productive use.  Real estate developers and owners are also increasing their demand for building science services (e.g. mold, water intrusion, indoor air quality) as insurers demand that they better manage risks associated with issues of construction quality.

Infrastructure: With the passage by Congress of the TEA-21 successor highway and transit bill, SAFETEA-LU, we anticipate a gradual ramping up of transportation activity in the states where we operate.  A number of our state DOT projects have been delayed due to uncertainty in federal funding and budget constraints at the state level.  With improving conditions in many states and certainty regarding federal funding, we anticipate increased activity in our transportation business.

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended September 30,
	2005	2004

Net service revenue	100.0%	100.0%

Interest income from contractual arrangements	1.5	0.8
Insurance recoverables	1.0	4.2

Operating costs and expenses:
Cost of services	93.7	89.5
General and administrative expenses	10.5	3.9
Provision for doubtful accounts	5.2	1.0
Depreciation and amortization	3.0	2.5
Income (loss) from operations	(9.9)	8.0
Interest expense	1.6	0.8
Income (loss) before taxes, minority interest,
equity losses and accounting change	(11.5)	7.2
Federal and state income tax provision (benefit)	(3.8)	3.0
Minority interest	—	(0.1)
Income (loss) before equity losses and accounting change	(7.7)	4.4
Equity in losses from unconsolidated affiliates	—	(0.1)
Income (loss) before accounting change	(7.7)	4.2
Cumulative effect of accounting change	—	(1.0)
Net income (loss)	(7.7)	3.2
Dividends and accretion charges on preferred stock	0.3	0.4
Net income (loss) applicable to common shareholders	(8.0)%	2.8%

Gross revenue increased $31.2 million, or 37.8%, to $113.7 million for the three months ended September 30, 2005 from $82.5 million for the same period of the prior year.  Acquisitions provided $10.0 million of gross revenue growth in the first quarter of fiscal 2006, while gross revenue from organic activities experienced a $21.2 million increase in the first quarter of fiscal 2006 compared to the same period of fiscal 2005 primarily due to: (1) $9.9 million resulting from a significant contract entered into in late fiscal 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm; (2) $5.4 million in exit strategy revenues primarily related to the timing of field activities on certain projects; and (3) increased gross revenue due to increased subcontracting costs in the first quarter of fiscal 2006 compared to the same quarter of the prior year, which can vary significantly by project and by phases within a project.

NSR increased $2.4 million, or 4.1%, to $60.4 million for the three months ended September 30, 2005 compared to $58.0 million for the same period of the prior year.  Acquisitions provided $7.0 million of NSR growth in the first quarter of fiscal 2006, while NSR from organic activities experienced a $4.6 million decline in fiscal 2006 compared to the same period of fiscal 2005. Organic activities were primarily affected by the restructuring activities undertaken during the fourth quarter of fiscal 2005 which included the closure of certain unprofitable offices at two of our operations that principally service the infrastructure market. The office closures reduced NSR by approximately $3.6 million period over period. Additionally, $0.7 million of the decrease was attributable to an infrastructure security loss contract where we incurred significant subcontractor cost overruns which were not billable to the client for the three months ended September 30, 2005.

Interest income from contractual arrangements increased $0.5 million, or 103.4%, to $0.9 million for the three months ended September 30, 2005 from $0.4 million for the same period of the prior year primarily due to higher one-year constant maturity T-Bill rates.

Insurance recoverables decreased $1.8 million, to $0.6 million for the three months ended September 30, 2005 compared to $2.4 million for the same period of the prior year due to an exit strategy contract where costs were incurred that were covered by insurance.

Cost of services (“COS”) increased $4.7 million, or 9.0%, to $56.6 million for the three months ended September 30, 2005 from $51.9 million for the same period of the prior year.  Acquisitions accounted for approximately $6.1 million, or 39.5%, of the increase in fiscal 2006 compared to the same period of the prior year while organic cost of services increased $0.6 million or 60.5%.  The increase was partially offset by approximately $1.0 million of costs savings realized from various restructuring activities undertaken during the fourth quarter of fiscal 2005 at two of our operations that principally service the infrastructure market.

General and administrative expenses increased $4.1 million, or 182.6%, to $6.3 million for the three months ended September 30, 2005 compared to $2.2 million for the same period of the prior year.  The increase is primarily attributable to: (1) $2.7 million of costs associated with our efforts to become compliant with the requirements of Sarbanes-Oxley and the restatements of our consolidated financial statements for the five years ended June 30, 2005, and (2) $0.9 million in employee related costs including $0.6 million in incentive compensation costs and $0.2 million in stock-based compensation charges resulting from our adoption of SFAS 123(R).  The remainder of the increase was primarily attributable to additional staffing costs required to support the Company’s growth and compliance efforts.

The provision for doubtful accounts increased $2.6 million, or 421.5%, to $3.2 million for the three months ended September 30, 2005 from $0.6 million for the same period of the prior year. The increase was primarily due to $2.0 million of charges related to several large projects balances that were deemed uncollectible.

Depreciation and amortization increased $0.4 million, or 23.7%, to $1.8 million for the three months ended September 30, 2005 from $1.5 million for the same period of the prior year.  The increase in depreciation and amortization expense for the first quarter of fiscal 2006 is primarily due to: (1) additional amortization of intangible assets related to acquisitions completed in the prior year and (2) additional depreciation expense resulting from capital expenditures in fiscal years 2006 and 2005.

As a result of the above factors, operating income decreased by $10.6 million, to a $6.0 million loss for the three months ended September 30, 2005 from $4.6 million in income for the same period of the prior year.  Acquisitions provided $0.5 million of income from operations for the first three months of fiscal 2006.  Income (loss) from operations, exclusive of acquisitions, decreased by $11.1 million due to the reasons discussed above.

Interest expense increased $0.5 million, or 113.5%, to $0.9 million for the three months ended September 30, 2005 from $0.4 million for the same period in the prior year.  The increase was primarily due to: (1) the weighted average interest rate increase from 3.37% in the first quarter of fiscal 2005 to 5.69% for the same period of fiscal 2006 and (2) the increase in the average balance outstanding on our credit facility from $42.5 million in the first quarter of fiscal 2005 to $57.9 million for the same period of fiscal 2006.

The federal and state income tax provision (benefit) represents an effective rate of 33.2% for the first quarter of fiscal 2006 and 41.7% for the same period of fiscal 2005.  This decrease was primarily due to losses incurred in the first quarter of fiscal 2006 by certain entities for which no associated state tax benefit was available. We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

Impact of Inflation

Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility to fund operations.  Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to reduce debt.

Cash flows used by operating activities were $3.5 million during the three months ended September 30, 2005, compared to $0.7 million used during the same period last year.   Uses of cash for operating activities during the three months ended September 30, 2005 totaled $36.0 million consisted primarily of the: (1) $4.6 million net loss; (2) $11.2 million increase in accounts receivable that is explained below; (3) $13.5 million decrease in current and long-term deferred revenue; (4) $1.9 million decrease in accrued compensation and benefits; and (5) $2.0 million non-cash benefit in deferred income taxes; and, (6) the $1.9 million decrease in other accrued liabilities. Cash used was partially offset by sources of cash totaling $32.5 million consisting primarily of the: (1) $10.7 million decrease in restricted investments (primarily related to work performed on Exit Strategy contracts in fiscal 2006); (2) $2.9 million decrease in current and long-term insurance recoverable (related to Exit Strategy contracts in fiscal 2005); (3) $13.3 million increase in accounts payable; and, (4) the non-cash expenses of $5.4 million (including $1.8 million for depreciation and amortization and $3.2 million for provision for doubtful accounts).

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress).  The unbilled receivables are primarily related to work performed in the last few months of the fiscal period.  The magnitude of accounts receivable for a professional services company is typically evaluated as days sales outstanding (“DSO”), which is calculated by dividing both current and long-term receivables by the most recent four-month average of daily gross revenue after adjusting for acquisitions.  DSO, which measures the collections turnover of both billed and unbilled receivables, remained at 120 days at September 30, 2005 from 120 at June 30, 2005.  Our goal is to reduce DSO to less than 100 days.

Under Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer.  These proceeds, less any insurance premiums for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed.  The arrangement with the insurer provides for deposited funds to earn interest at the one-year constant maturity T-Bill rate.  If the deposited funds do not grow at the rate anticipated when the contract was executed, over time the deposit balance may be less than originally expected.  However, an insurance policy provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

Investing activities used cash of approximately $3.1 million during the three months ended September 30, 2005, compared to $4.6 million for the same period last year.  The investments in the three months ended September 30, 2005 consisted primarily of: (1) $2.2 million of capital expenditures for additional information technology and other equipment to support business growth and (2) $0.8 million for additional restricted investments.

During the three months ended September 30, 2005, financing activities provided cash of $6.1 million, consisting primarily of $5.8 million of net borrowings from our credit facility required to support operations and investing activities.

At September 30, 2005, we had borrowings outstanding pursuant to our revolving credit facility of $60.8 million and at an average interest rate of 6.3% for the quarter then ended, compared to $44.5 million of borrowings outstanding at an average interest rate of 3.7% at and for the quarter ended September 30, 2004.  Events of default occurred under the credit agreement as a result of our failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extended through July 15, 2006.  Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and gradually reduced to $48.0 million by June 30, 2006.  However, the forbearance agreement contained a covenant that required us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement to $42.2 million.

We were also required to pay an additional 2.0% interest on outstanding loans under the credit agreement, to provide the lenders or their consultant’s full access to our financial records, and to provide the lenders with certain financial and other deliverables.  We also agreed that we would not, without the consent of the lenders, incur additional indebtedness, pledge any of our assets, pay any cash dividends or make any distributions to our shareholders, except with respect to the payment of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of our assets.  Borrowings under the credit agreement were collateralized by all of our assets.

As detailed under the heading “Recent Events” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have had several recent financing events as described in this Report, the most recent of which occurred in December 2006.  Based on our current operating plans, we believe that the existing cash resources, cash forecasted to be generated by operations, and our availability on our existing line of credit will be sufficient to meet working capital and capital requirements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As this interpretation is effective for fiscal years beginning after December 15, 2006, we will adopt FIN 48 on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the relevant fiscal year, presented separately.  The cumulative effect of the change on retained earnings in the statement of financial position will be disclosed in the year of adoption only.  We have not completed our evaluation of the effect of adoption of FIN 48.  However, due to the fact that we have established tax positions in previously filed tax returns and are expected to take tax positions in future tax returns to be reflected in the financial statements, the adoption of FIN 48 may have a significant impact on our financial position or results of operations.

In October 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of our assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We will adopt this standard on July 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective on July 1, 2007. We are currently evaluating the effect, if any, that the adoption of SAB 108 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”).  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We will adopt this standard on July 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

Forward-Looking Statements

Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us), contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”).  Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act.  Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” or variations of such wording, and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances.  From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public.  Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report and in other reports filed by us from time to time with the SEC as well as in press releases.  Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate, causing actual results to differ materially from those that might be anticipated from our forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize derivative financial instruments that expose us to significant market risk.  We are exposed to interest rate risk under our credit agreement.  Our credit facility in place as of September 30, 2005 provided for borrowings at a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.50% to 0.25% per annum.  Events of default occurred under the credit agreement, among other things, as a result of our failure to deliver timely audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006, and March 15, 2006, we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extended through July 15, 2006.  Under the terms of these agreements, our lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and gradually reduced to $48.0 million by June 30, 2006.  However, the forbearance agreement contained a covenant that required us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of the cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement.  We were also required to pay an additional 2.0% interest on outstanding loans under the credit agreement, to provide the lenders or their consultants full access to our financial records, and to provide the lenders with certain financial and other deliverables.

Borrowings at the base rate had no designated term and could be repaid without penalty any time prior to the facility’s maturity date.  Under its original term, the facility matured on March 31, 2008 or earlier at our discretion, upon payment in full of loans and other obligations.  On July 17, 2006, we refinanced the amounts owed under our credit facility.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Chief Executive Officer and the Chief

Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings. Notwithstanding such ineffectiveness, however, these officers and the Company believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

Internal Control over Financial Reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the audit of our financial statements for the year ended June 30, 2005, our management identified a number of material weaknesses in our internal controls. A material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard #2 is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financials statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control.

Our management identified material weaknesses related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements. Specifically, we lacked (i) sufficient entity level controls; (ii) sufficient personnel with the required technical accounting and SEC financial reporting experience relating to our business to enable us to maintain adequate controls over our financial reporting and processes which control deficiency resulted in our recording certain adjustments prior to the issuance of our audited consolidated financial statements for the year ended June 30, 2005; (iii) adequate segregation of duties among accounting personnel; (iv) sufficient review controls over account reconciliations, account analyses and operating procedures primarily in connection with job costing and revenue recognition, accounts receivable, fixed assets management, the expenditures cycle, the payroll cycle, the income tax cycle, and equity transactions ; and (iv) policies and procedures requiring a detailed review on a timely basis of underlying information supporting amounts included in the annual and interim consolidated financial statements and disclosures. As a result, we concluded that there was a material weakness in our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting.

Prior to June 30, 2005, and during the three-month period ended September 30, 2005, we implemented and have continued to implement measures to address the material weakness in our internal control over financial reporting and to improve the integrity of our reporting processes.

It is management’s objective to remediate the material weakness described above. The following describe the measures we have undertaken to improve overall internal control over financial reporting prior and subsequent to June 30, 2005, and which should materially affect our internal control over financial reporting:

•                  We have significantly strengthened our management team, including the following appointments: effective as of December 31, 2005, Christopher Vincze, our Chief Operating Officer was appointed Chief Executive Officer.  On March 6, 2006, we announced the appointment of Timothy Belton as our new Chief Operating Officer.  In addition, effective April 30, 2006, Carl d. Paschetag, Jr. was appointed Chief Financial Officer; and several additional information technology, accounting and administrative personnel.

•                  We are currently investing over $2.0 million in the development and implementation of a new fully integrated accounting and operations internal control and management information system.

•                  We are significantly expanding our corporate infrastructure in order to upgrade and improve all internal accounting procedures and processes supporting our existing business and anticipated acquisitions.

•                  We have initiated a program to develop and improve policies and procedures in connection with the operational performance of our internal finance and accounting processes and underlying information and reporting systems; establish greater organizational accountability and lines of responsibility and approval; and better support our processes operations.

•                  We are improving our organizational structure to help achieve the proper number of, and quality of our, accounting, finance and information technology functions, including the proper segregation of duties among accounting personnel.

•                  We are refining our period-end financial reporting processes to improve the quality and timeliness of our financial information.

Changes in Internal Control over Financial Reporting.

Except as described above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) nor any changes in other factors which occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 14 under Part I, Item 1, “Financial Information.”

Item 1A.  Risk Factors

No material changes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, the Company issued an aggregate of 427 shares of unregistered common stock with a market value of $6,405 as additional consideration earned in the current period on acquisitions completed in prior years.  In addition, the Company issued 11,786 shares of unregistered common stock with an approximate market value of $184,000 in lieu of the quarterly cash dividend on its Convertible Redeemable Preferred Stock.  All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

See Note 12 under Part I, Item 1, “Financial Information.”

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.          Exhibits

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

TRC COMPANIES, INC.

February 23, 2007	by:	/s/ Carl d. Paschetag, Jr.
Carl d. Paschetag, Jr.
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)