Form 10-Q
period 2005-12-31
TRC COMPANIES INC /DE/
filed 2007-02-26
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

EXPLANATORY NOTE

The condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2004 included in this Form 10-Q have been restated, primarily to correctly account for certain components of TRC Companies, Inc. (the “Company”) Exit Strategy® program, as well as other items described below. Under an Exit Strategy contract the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity T-Bill rate. Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended December 31, 2004, the Company determined that the net proceeds deposited with the insurer and interest thereon should be recorded as an asset (current and long-term restricted investment) on the Company’s consolidated balance sheet, with a corresponding liability related to the net proceeds (included within current and long-term deferred revenue). Previously the proceeds held by the insurer were not recorded in the Company’s financial statements. When determining contract revenue, the Company had previously considered future interest to be earned as escalation to the contract price which was recognized as work was performed on the contract under the percentage of completion method. The Company determined that the interest should be accounted for as interest income, to be recognized as earned, rather than contract escalation and that any proceeds from an Exit Strategy insurance policy beyond the client’s initial deposit and interest growth thereon should be accounted for as an insurance recovery rather than contract revenue as previously reported. Interest income from contractual arrangements and insurance recoveries, if any, will be reported as separate line items in the consolidated statement of operations. Additionally, when determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized on a straight-line basis to cost incurred over the life of the related insurance policy. Previously, the prepaid insurance premiums and fees were excluded from the percentage of completion calculation and were not recorded on the Company’s balance sheet; rather the premium and fee amount for each project was amortized to revenue and cost over the expected duration of the remediation phase. The restatement adjustments relate to the timing and classification within the statement of operations but not the ultimate amount of revenue, interest, insurance recoveries and related costs to be recognized under the contracts. The underlying economic value of the Exit Strategy business remains unchanged.

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

In addition, subsequent to the issuance of the Company’s December 31, 2004 condensed consolidated financial statements, management performed a review of the accounting treatment for long-term contracts, and identified errors with respect to the accuracy and completeness of the estimated extent of progress towards completion for certain contracts. Specifically, two of the Company’s locations did not update, on a timely basis, their estimates to take into account available information that would have otherwise increased the total estimated costs to be incurred on certain contracts at the end of the reporting period. After increasing the total estimated costs for these contracts, the Company recalculated the percentage of completion and restated its 2004 and 2003 financial statements to record a reduction of revenue and a charge to contract costs as a provision for future losses in the appropriate period. Also, the Company completed a review of its accounting for rental expense and determined that restatement adjustments were required to recognize rental expense on a straight-line basis over the life of the lease. The Company also made certain other restatement adjustments primarily related to (1) accrual of contract costs, (2) equity changes and (3) other various items and reclassifications to amounts previously reported, including adjustments to the statement of cash flows.

See Note 2 to the condensed consolidated financial statements for further details regarding these corrections.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED DECEMBER 31, 2005

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
		(As restated, see Note 2)		(As restated, see Note 2)
Gross revenue	$99,882	$91,595	$213,560	$174,102
Less subcontractor costs and direct charges	38,825	35,070	92,079	59,557
Net service revenue	61,057	56,525	121,481	114,545
Interest income from contractual arrangements	962	564	1,847	999
Insurance recoverables	171	3,162	804	5,576

Operating costs and expenses:
Cost of services	59,309	52,612	115,903	104,519
General and administrative expenses	5,977	2,756	12,326	5,003
Provision for doubtful accounts	1,314	294	4,485	902
Depreciation and amortization	1,981	1,545	3,810	3,023
	68,581	57,207	136,524	113,447
Operating income (loss)	(6,391)	3,044	(12,392)	7,673
Interest expense	1,342	485	2,274	922
Income (loss) before taxes, minority interest, equity earnings (losses) and accounting change	(7,733)	2,559	(14,666)	6,751
Federal and state income tax provision (benefit)	(2,567)	1,025	(4,870)	2,775
Minority interest	—	58	—	(16)
Income (loss) before equity losses and accounting change	(5,166)	1,476	(9,796)	3,992
Equity in losses from unconsolidated affiliates, net of taxes	(13)	(51)	(3)	(87)
Income (loss) before accounting change	(5,179)	1,425	(9,799)	3,905
Cumulative effect of accounting change for investments, net of taxes	—	—	—	(589)
Net income (loss)	(5,179)	1,425	(9,799)	3,316
Dividends and accretion charges on preferred stock	176	178	391	401
Net income (loss) applicable to common shareholders	$(5,355)	$1,247	$(10,190)	$2,915

Basic earnings (losses) per common share:
Earnings (loss) before accounting change	$(0.37)	$0.09	$(0.71)	$0.25
Cumulative effect of accounting change	—	—	–—	(0.04)
	$(0.37)	$0.09	$(0.71)	$0.21

Diluted earnings (losses) per common share:
Earnings (loss) before accounting change	$(0.37)	$0.08	$(0.71)	$0.24
Cumulative effect of accounting change	—	—	—	(0.04)
	$(0.37)	$0.08	$(0.71)	$0.20

Average shares outstanding:
Basic	14,456	14,003	14,426	13,949
Diluted	14,456	14,827	14,426	14,765

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash	$2,309	$3,325
Accounts receivable, less allowances for doubtful accounts	129,056	136,859
Insurance recoverable - environmental remediation	2,054	5,683
Deferred income tax benefits	14,209	11,355
Income taxes refundable	3,369	3,900
Restricted investment	35,195	44,993
Prepaid expenses and other current assets	8,022	6,788
Total current assets	194,214	212,903

Property and equipment, at cost	53,055	48,323
Less accumulated depreciation and amortization	32,879	30,996
	20,176	17,327
Goodwill	126,150	123,122
Investments in and advances to unconsolidated affiliates and construction joint ventures	3,745	3,768
Long-term restricted investment	77,201	87,535
Long-term prepaid insurance	56,003	56,879
Other assets	17,105	14,719
Total assets	$494,594	$516,253

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$55,648	$14,924
Accounts payable	43,762	38,776
Accrued compensation and benefits	16,579	16,869
Deferred revenue	41,457	49,960
Environmental remediation liability	2,025	1,655
Other accrued liabilities	20,894	21,173
Total current liabilities	180,365	143,357
Non-current liabilities:
Long-term debt, net of current portion	3,412	45,056
Deferred income tax liabilities	7,145	7,156
Long-term deferred revenue	141,436	154,229
Long-term environmental remediation liability	10,272	6,466
Total liabilities	342,630	356,264

Convertible redeemable preferred stock	15,000	14,941

Commitments and contingencies

Shareholders' equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding
as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 15,445,301 and 14,502,332 shares issued and outstanding, respectively, at December 31, 2005 and 15,332,584
and 14,389,604 shares issued and outstanding at June 30, 2005, respectively	1,545	1,533
Additional paid-in capital	107,186	105,092
Retained earnings	31,130	41,320
	139,861	147,945
Less treasury stock, at cost	2,897	2,897
Total shareholders' equity	136,964	145,048
Total liabilities and shareholders' equity	$494,594	$516,253

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
		(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(9,799)	$3,316
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	3,810	3,023
Directors deferred compensation	70	70
Stock-based compensation expense	640	—
Cumulative effect of accounting change	—	589
Provision for doubtful accounts	4,485	902
Non-cash interest (income) expense	64	(44)
Deferred income taxes	(2,822)	(41)
Equity in losses from unconsolidated affiliates	3	87
Loss on disposal of assets	49	16
Minority interest	—	(16)
Other non-cash items	(50)	(22)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,318	(1,410)
Restricted investments	19,848	2,999
Deferred revenue	(21,296)	18,783
Long-term prepaid insurance	876	(6,607)
Insurance recoverable	3,629	(5,576)
Prepaid expenses and other current assets	(1,239)	(678)
Accounts payable	4,716	4,072
Accrued compensation and benefits	(290)	(2,177)
Environmental remediation liability	1,126	—
Income taxes	532	(602)
Other accrued liabilities	1,074	2,732
Excess tax benefit from option exercises	(59)	—
Other assets	(54)	(22)
Net cash provided by operating activities	8,631	19,394

Cash flows from investing activities:
Additions to property and equipment	(4,856)	(2,271)
Restricted investment	220	(12,756)
Acquisition of businesses and earnout payments, net of cash acquired	(3,636)	(8,090)
Proceeds from sale of fixed assets	106	—
Proceeds from (investments and advances to) unconsolidated affiliates	103	(46)
Net cash used in investing activities	(8,063)	(23,163)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	(1,300)	2,500
Payments of long-term debt and other	(574)	(743)
Proceeds from exercise of stock options	231	304
Excess tax benefit from option exercises	59	—
Net cash provided by (used in) financing activities	(1,584)	2,061

Decrease in cash	(1,016)	(1,708)

Cash, beginning of period	3,325	3,524
Cash, end of period	$2,309	$1,816

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

The condensed consolidated financial statements include the Company and its wholly owned-subsidiaries after elimination of intercompany accounts and transactions.  Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.  Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties.  The Company recognizes its proportional share of such joint venture revenue, costs and operating profits in its condensed consolidated statements of operations.

During the three months ended September 30, 2005, the Company determined that the provision for doubtful accounts was incorrectly classified in cost of services within operating costs and expenses.  Management has concluded that the misclassification was not material to the consolidated financial statements, and accordingly, the prior periods presented have been corrected by presenting the provision for doubtful accounts as a separate line item in the condensed consolidated statement of operations.

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

The Company incurred significant losses in fiscal 2006 and 2005, and may continue to incur such losses in the future. The Company is taking action to return the Company to profitability and generate positive cash flow from operations.  Specifically, the Company is enhancing its controls over project acceptance, which it believes will reduce reduce the level of contract losses; it is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; it is improving the timeliness of customer invoicing, and enhancing its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense, reducing its reliance on its revolving credit agreement; and  it is improving project management, which it believes will result in higher levels of project profitability.  As discussed in Note 16, subsequent to December 31, 2005 the Company completed several financing transactions. Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the new credit facility are adequate to meet the Company’s requirements.

The condensed consolidated balance sheet at December 31, 2005 and the condensed consolidated statements of operations for the three and six months ended December 31, 2005 and 2004 and the condensed statements cash flows for the six months ended December 31, 2005 and 2004 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2005.

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

The effects of the changes on the previously reported condensed consolidated statements of operations and cash flows are as follows:

	Three Months Ended			Six Months Ended
	December 31, 2004			December 31, 2004
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated
Gross revenue	$95,760	$(4,165)	$91,595	$185,417	$(11,315)	$174,102
Less subcontractor costs and direct charges	37,128	(2,058)	35,070	66,444	(6,887)	59,557
Net service revenue	58,632	(2,107)	56,525	118,973	(4,428)	114,545
Interest income from contractual arrangements	—	564	564	—	999	999
Insurance recoverables	—	3,162	3,162	—	5,576	5,576
Operating costs and expenses:
Cost of services	49,431	3,181	52,612	99,025	5,494	104,519
General and administrative expenses	2,686	70	2,756	4,951	52	5,003
Provision for doubtful accounts	294	—	294	902	—	902
Depreciation and amortization	1,519	26	1,545	2,972	51	3,023
	53,930	3,277	57,207	107,850	5,597	113,447
Operating income (loss)	4,702	(1,658)	3,044	11,123	(3,450)	7,673
Interest expense	470	15	485	893	29	922
Income (loss) before taxes, minority interest, equity losses and accounting change	4,232	(1,673)	2,559	10,230	(3,479)	6,751
Federal and state income tax provision (benefit)	1,735	(710)	1,025	4,194	(1,419)	2,775
Minority interest	—	58	58	—	(16)	(16)
Income (loss) before equity losses and accounting change	2,497	(1,021)	1,476	6,036	(2,044)	3,992
Equity in losses from unconsolidated affiliates, net of taxes	—	(51)	(51)	—	(87)	(87)
Income (loss) before accounting change	2,497	(1,072)	1,425	6,036	(2,131)	3,905
Cumulative effect of accounting change for investments, net of taxes	—	—	—	(589)	—	(589)
Net income (loss)	2,497	(1,072)	1,425	5,447	(2,131)	3,316
Dividends and accretion charges on preferred stock	178	—	178	401	—	401
Net income (loss) applicable to common shareholders	$2,319	$(1,072)	$1,247	$5,046	$(2,131)	$2,915
Basic earnings (losses) per common share:
Earnings (loss) before accounting change	$0.17	$(0.08)	$0.09	$0.40	$(0.15)	$0.25
Cumulative effect of accounting change	—	—	—	(0.04)	—	(0.04)
	$0.17	$(0.08)	$0.09	$0.36	$(0.15)	$0.21
Diluted earnings (losses) per common share:
Earnings (loss) before accounting change	$0.16	$(0.08)	$0.08	$0.38	$(0.14)	$0.24
Cumulative effect of accounting change	—	—	—	(0.04)	—	(0.04)
	$0.16	$(0.08)	$0.08	$0.34	$(0.14)	$0.20
Average shares outstanding:
Basic	13,991	12	14,003	13,949	—	13,949
Diluted	14,814	13	14,827	14,765	—	14,765

	Six Months Ended
	December 31, 2004
	As previously
	reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$5,447	$(2,131)	$3,316
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	2,972	51	3,023
Directors deferred compensation	—	70	70
Cumulative effect of accounting change	589	—	589
Provision for doubtful accounts	902	—	902
Non-cash interest income	—	(44)	(44)
Deferred income taxes	—	(41)	(41)
Equity in losses from unconsolidated affiliates	—	87	87
Loss on disposal of assets	—	16	16
Minority interest	—	(16)	(16)
Other non-cash items	(38)	16	(22)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(13,250)	11,840	(1,410)
Restricted investments	—	2,999	2,999
Deferred revenue	5,154	13,629	18,783
Long-term prepaid insurance	—	(6,607)	(6,607)
Insurance recoverable	932	(6,508)	(5,576)
Prepaid expenses and other current assets	(676)	(2)	(678)
Accounts payable	5,671	(1,599)	4,072
Accrued compensation and benefits	(2,154)	(23)	(2,177)
Environmental remediation liability	(932)	932	—
Income taxes	818	(1,420)	(602)
Other accrued liabilities	1,879	853	2,732
Other assets	—	(22)	(22)
Net cash provided by operating activities	7,314	12,080	19,394
Cash flows from investing activities:
Additions to property and equipment	(2,200)	(71)	(2,271)
Restricted investment	—	(12,756)	(12,756)
Acquisition of businesses and earnout payments, net of cash acquired	(8,088)	(2)	(8,090)
Increase in other assets	(25)	25	—
Investments in and advances to unconsolidated affiliates	(760)	714	(46)
Net cash used in investing activities	(11,073)	(12,090)	(23,163)
Cash flows from financing activities:
Net borrowings under revolving credit facility	2,500	—	2,500
Payments of long-term debt and other	(744)	1	(743)
Proceeds from exercise of stock options and warrants	303	1	304
Net cash provided by financing activities	2,059	2	2,061
Decrease in cash	(1,700)	(8)	(1,708)

Cash, beginning of period	3,468	56	3,524
Cash, end of period	$1,768	$48	$1,816

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.  The condensed consolidated financial statements, as of and for the three and six months ended December 31, 2005, reflect the impact of SFAS 123(R).  Total non-cash stock-based compensation expense for the three and six months ended December 31, 2005, was $307 and $640, respectively, which consisted entirely of stock-based compensation expense related to employee stock option awards.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense for employee stock options was recognized in the Company’s condensed consolidated statements of operations, because the exercise price of its stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.  In accordance with the modified prospective transition method used in adopting SFAS 123(R), the Company’s results of operations prior to fiscal 2006 have not been amended to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the three and six months ended December 31, 2005, included compensation expense for stock-based awards granted prior to, but not yet vested as of June 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to June 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R).  Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method.  The amount of compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest.  As stock-based compensation expense recognized in the Company’s results for the six months ended December 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the notes to condensed consolidated financial statements for the related periods.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards.  The assumptions used to value options granted are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.52%	3.44% - 3.72%	4.52%	3.33% - 3.72%
Expected life	5.5 years	5.0 years	5.5 years	5.0 years
Expected volatility	50.0%	54.2% - 54.4%	50.0%	54.2% - 54.5%
Expected dividend yield	None	None	None	None

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

The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS 123, for the three and six months ended December 31, 2004:

	Three Months	Six Months
	Ended	Ended
	December 31, 2004	December 31, 2004
Net income, as reported	$1,425	$3,316
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(203)	(418)
Net income, pro forma	1,222	2,898
Dividends and accretion charges on preferred stock	(178)	(401)
Net income applicable to common shareholders , pro forma	$1,044	$2,497

Earnings per share, as reported:
Basic	$0.09	$0.21
Diluted	0.08	0.20

Earnings per share, pro forma:
Basic	$0.07	$0.18
Diluted	0.07	0.17

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

A summary of stock option activity for the six months ended December 31, 2005 under the Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Price	Contractual Life	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding options at July 1, 2005 (2,383 exercisable)	2,673	$11.78
Granted	8	11.30
Exercised	(27)	8.57
Forfeited	(3)	17.45
Expired	(22)	26.04
Outstanding options at December 31, 2005	2,629	$11.70	5.26	$8,066
Options exercisable at December 31, 2005	2,426	$11.36	4.93	$8,066
Options vested and expected to vest at December 31, 2005	2,616	$11.67	5.24	$8,066
Options available for future grants	701

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the closing price of the Company’s common stock on the New York Stock Exchange of $10.95 as of December 31, 2005 which would have been received by the option holders had all option holders exercised their options as of that date.  The total intrinsic value of options exercised in the three and six months ended December 31, 2005 was $0 and $158, respectively. The total cash received from option exercises was $0 and $231 in the three and six months ended December 31, 2005, respectively.  In connection with these exercises, the tax benefits recorded by the Company were $0 and $59 for the three and six months ended December 31, 2005, respectively.

The following table summarizes additional information about stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable
					Weighted Average
Range of				Weighted Average	Remaining Contractual		Weighted Average
Exercise Prices			Shares	Exercise Price	Term in Years	Shares	Exercise Price
$ 2.75	-	$ 4.13	664	$2.94	2.6	664	$2.94
4.17	-	6.25	224	4.23	3.8	224	4.23
6.92	-	10.38	446	8.16	4.6	446	8.16
11.30	-	16.95	574	14.16	7.8	393	13.59
17.00	-	25.50	541	20.05	6.9	519	20.14
25.51	-	38.26	180	28.99	5.8	180	28.99
$2.75	-	$38.26	2,629	$11.70	5.3	2,426	$11.36

The impact of recording stock-based compensation on the results of operations for the three and six months ended December 31, 2005, was as follows:

	ThreeMonths	SixMonths
	Ended	Ended
	December 31, 2005	December 31, 2005
Cost of services	$134	$284
General and administrative expenses	173	356
Stock-based compensation before income taxes	307	640
Income tax benefit	(102)	(212)
Total stock-based compensation after income taxes	$205	$428

Effect on earnings per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

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

As of December 31, 2005, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $3,354, which is expected to be recognized over the remaining weighted average vesting period of 2.66 years.  Compensation costs for all stock-based awards granted on or prior to June 30, 2005 and all stock-based awards granted subsequent to June 30, 2005 will be recognized using the ratable single-option method.

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

The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) were 1,603 and 1,637 for the three and six months ended December 31, 2005, respectively.  For the three months and six months ended December 31, 2004, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”). Therefore, conversion was not assumed for purposes of computing diluted EPS, and as a result, 932 and 930 shares were excluded from the calculation of diluted EPS for the three and six months ended December 31, 2004, respectively. The number of outstanding stock options and warrants excluded from the diluted EPS calculations, as they were anti-dilutive, were 857 and 871 for the three and six months ended December 31, 2004, respectively. The following tables set forth the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2005		2004
	Diluted	Basic	Diluted	Basic

Net income (loss)	$(5,179)	$(5,179)	$1,425	$1,425
Dividends and accretion charges on preferred stock	176	176	178	178
Net income (loss) applicable to common shareholders	$(5,355)	$(5,355)	$1,247	$1,247

Weighted average common shares outstanding potential common shares:	14,456	14,456	14,003	14,003
Stock options and warrants	—	—	738	—
Contingently issuable shares	—	—	86	—
Total potential common shares	14,456	14,456	14,827	14,003

Earnings (loss) per share	$(0.37)	$(0.37)	$0.08	$0.09

	Six Months Ended December 31,
	2005		2004
	Diluted	Basic	Diluted	Basic

Income before accounting change	$(9,799)	$(9,799)	$3,905	$3,905
Cumulative effect of accounting change	—	—	(589)	(589)
Net income (loss)	(9,799)	(9,799)	3,316	3,316
Dividends and accretion charges on preferred stock	391	391	401	401
Net income (loss) applicable to common shareholders	$(10,190)	$(10,190)	$2,915	$2,915

Weighted average common shares outstanding potential common shares:	14,426	14,426	13,949	13,949
Stock options and warrants	—	—	724	—
Contingently issuable shares	—	—	92	—
Total potential common shares	14,426	14,426	14,765	13,949

Earnings (loss) per share:
Before accounting change	$(0.71)	$(0.71)	$0.24	$0.25
Cumulative effect of accounting change	—	—	(0.04)	(0.04)
	$(0.71)	$(0.71)	$0.20	$0.21

8.                                      Accounts Receivable

Accounts receivable at December 31, 2005 and June 30, 2005 were comprised of the following:

	December 31,	June 30,
	2005	2005

Billed	$87,910	$83,138
Unbilled	47,371	57,754
Retainage	6,993	5,164
	142,274	146,056
Less allowances for doubtful accounts	13,218	9,197
	$129,056	$136,859

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that almost all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of additional costs.  Costs attributable to claims are treated as costs of contract performance as incurred.  As of December 31, 2005 and June 30, 2005, the Company had recorded a claim receivable of $935 and $697 equal to the contract costs incurred for the claim.  The claim relates to a design build infrastructure project in which the Company was a subcontractor.  The ultimate client for the project is a state government entity.  The Company is currently discussing the details of the claim with the prime contractor and the state government entity.

9.                                      Other Accrued Liabilities

At December 31, 2005 and June 30, 2005, other accrued liabilities were comprised of the following:

	December 31,	June 30,
	2005	2005

Additional purchase price payments	$5,130	$2,935
Contract costs	1,192	995
Contract loss reserves	6,252	8,798
Audit and legal costs	3,697	3,991
Lease obligations	1,879	1,650
Other	2,744	2,804
	$20,894	$21,173

10.                               Acquisitions

During the six months ended December 31, 2005, the Company recorded additional purchase price cash payments of $3,636 and 55 shares of the Company’s common stock valued at $681 related to acquisitions completed in prior years.  The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.

During the six months ended December 31, 2004, the Company completed the acquisition of five companies. The total purchase price for these acquisitions was $7,717 (before contingent consideration), consisting of a combination of cash ($6,100 net of cash received)  and common stock of the Company. As a result of these acquisitions, goodwill of $901 and other intangible assets of $4,929 were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The goodwill and intangible assets recorded in connection with these transactions are deductible for income tax purposes. The Company may make additional payments for these acquisitions if certain financial objectives, primarily operating income targets, are achieved, with such payments resulting in additional goodwill. The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The impact of these acquisitions on operating results was not material; therefore, no pro forma information is presented.

During the six months ended December 31, 2004, the Company recorded additional purchase price cash payments of $1,990 and 82 shares of the Company’s common stock valued at $1,486 related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.

11.                               Goodwill and Intangible Assets

At December 31, 2005, the Company had $126,150 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually.  The assessment of goodwill involves the estimation of the fair value as defined by SFAS 142.

The changes in the carrying amount of the goodwill for six months ended December 31, 2005 are as follows:

Goodwill, July 1, 2005	$123,122
Additional purchase price payments	3,028
Goodwill, December 31, 2005	$126,150

Identifiable intangible assets as of December 31, 2005 and June 30, 2005 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 31, 2005		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Identifiable intangible assets with determinable lives:
Contract backlog	$944	$521	$2,288	$1,605
Customer relationships	10,338	1,323	10,348	890
Other	190	90	190	73
	11,472	1,934	12,826	2,568

Identifiable intangible assets with indefinite lives:
Trade names	2,769	—	2,769	—
Other	726	300	726	300
	3,495	300	3,495	300
	$14,967	$2,234	$16,321	$2,868

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately ten years.  The weighted average periods of amortization by intangible asset class is approximately nineteen months for contract backlog assets, twelve years for client relationship assets and six years for other assets. The amortization of intangible assets during the six months ended December 31, 2005 and 2004 was $718 and $369, respectively.  Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2006 - $666; fiscal 2007 - $1,090; fiscal 2008 - $951; fiscal 2009 - $902; fiscal 2010 and thereafter - $5,937.  These estimates do not reflect the impact of any future acquisitions.

In June 2006, the Company decided to operate under one trade name, and as a result an impairment charge was recorded (see Note 16).

12.                               Debt

At December 31, 2005, the Company had borrowings outstanding pursuant to its revolving credit facility of $53,700 at an average interest rate of 9.4%, compared to $55,000 of borrowings outstanding at an average interest rate of 5.0% at June 30, 2005.  Events of default occurred under the credit agreement as a result of the Company’s failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and the Company’s violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, the Company entered into forbearance agreements and global amendments to its credit agreement with its lenders that extended through July 15, 2006.  Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49,600 following the Company’s $20,000 equity financing which closed in March 2006 and gradually reduced to $48,000 by June 30, 2006.

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

In July 2006, the revolving credit facility was repaid with proceeds from a new credit facility (see Note 16).

13.                               Restructuring Costs

The following table details accrued restructuring activity through December 31, 2005:

	Employee Severance	Facility Closures	Other	Total
Liability balance at July 1, 2005	$471	$216	$5	$692

Total charge to operating costs and expenses	450	436	—	886
Payments	(639)	(163)	(5)	(807)
Adjustments	—	(76)	—	(76)
Liability balance at December 31, 2005	$282	$413	$—	$695

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the six months ended December 31, 2005, an additional $450 of severance and benefits was recorded due to a reduction in the Company’s workforce (sixty employees).

Facility closure costs

Facility closure costs incurred to date relate to the abandonment of leased facilities primarily in Alpharetta, Georgia; Dallas, Texas; and Ft. Worth, Texas. Total facility closure costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of December 31, 2005, $413 of facility closure costs remain accrued and are expected to be paid by fiscal year 2013. During the six months ended December 31, 2005, the Company revised its estimates for sublease rental rate projections to reflect a more favorable actual sublease, resulting in an adjustment to the accrual of $76. During the six months ended December 31, 2005, due to further consolidation and abandonment of two additional facilities, the Company recorded facility closure costs of $436.

The Company’s lease abandonment accrual is net of $759 of estimated sublease income. Actual sublease payments due under non-cancelable subleases of excess facilities totaled $231 as of December 31, 2005, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ materially from the accrual at December 31, 2005, particularly if actual sublease income is significantly different from current estimates.

The Company recorded additional charges related to restructuring activity in the third and fourth quarter of fiscal 2006 (see Note 16).

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

Four Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites. The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the condensed consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the condensed consolidated balance sheets). At December 31, 2005, the remediation for one of the projects was complete and the Company had begun long-term maintenance and monitoring at that site.

During fiscal 2006 the Company and another contractor entered into a $3,500 contract to provide demolition and abatement services. The Company and the contractor entered into a teaming arrangement which stated that the Company would be entitled to 8% of the $3,500 contract proceeds for providing working capital procurement assistance and bonding for the project. The other contractor was responsible for insurance, supervision, labor, equipment and materials for the project. Initially, the work was proceeding and progress payments were received from the customer, however, as the contract encountered delays and increased scope of work, there was insufficient cash flow to fund the cost overruns on the project pending payment from the customer.  In the fourth quarter of fiscal 2006, the Company was required to provide funding to project subcontractors. To date, the Company received approximately $200 of cash and has incurred or accrued expenses of approximately $3,600. As a result, the Company recognized a $3,400 loss on the project in the fourth quarter of fiscal 2006. The Company is in the process of pursuing outstanding invoices and preparing a claim for the project. The Company accounts for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore does not record gain contingencies and recognize revenue until it is earned and realized. At June 30, 2006, the Company did not record a gain contingency related to this project.

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

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005. A subsidiary of the Company was engaged by the New York City Department of Transportation (“NYCDOT”) to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York. A motorist and his wife commenced litigation alleging that during demolition of a portion of the existing bridge, two sections fell onto the broadway beneath and that the motorist was injured. The subsidiary (along with other project contractors) has been named in the suit.  In a separate action, the general contractor on that project has sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project. The subsidiary had no significant on-site role, and management believes that it was not the cause of the collapse. Although the ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect, management believes it has meritorious defenses and is adequately insured. In a separate but related matter, the subsidiary entered into an agreement with NYCDOT in September 2005 under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $300 and NYCDOT $500 and agreed for a limited period of time not to bid on engagements with New York City agencies. These settlement amounts, which were accrued as of June 30, 2005, were paid in the first quarter of fiscal 2006.

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

East River Realty Company LLC v. TRC Companies, Inc. et. al., United States District Court for the Southern District of New York, 2006. The owner of sites on which the Company is performing demolition and environmental remediation services pursuant to an Exit Strategy contract brought an action for injunctive relief and damages alleging that the Company was obligated to enroll the sites into an alternate New York State voluntary regulatory cleanup program. Although it believed it had meritorious defenses, the Company entered into a settlement agreement with the plaintiff which stayed the proceedings and any damage claims and under which the Company consented to enrolling certain of the sites into the alternate program subject to the plaintiff obtaining certain required consents. In addition, the plaintiff agreed to pay certain costs of the Company and indemnify it from future costs related to the program.

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

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $2,183 at December 31, 2005 and $3,092 at June 30, 2005. The Company has also recorded insurance recoveries related to these accruals of $833 at December 31, 2005 and $848 at June 30, 2005. The decrease in the accrual for litigation-related losses was primarily the result of the Company making payments associated with the above discussed NYCDOT project. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s results of operations, financial position and cash flows.

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

On December 1, 2006, the Company entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock. The Exchange Agreement reduced the conversion price of the Preferred Stock from $16.09 per common share to $13.25 per common share. As part of the Exchange Agreement, Fletcher also purchase an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

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

Restructuring Activities

Additional restructuring activities were initiated in the third and fourth quarter of fiscal 2006.  As a result, employee related severance charges of $55 and $78 were recorded in the third and fourth quarter, respectively of fiscal 2006.

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

In the fourth quarter of fiscal 2006, management of the Company committed to a plan to sell the Bellatrix business unit back to its original owner. Bellatrix was purchased by TRC in the first quarter of fiscal 2005.  The sale was finalized on August 31, 2006, the first quarter of fiscal 2007, and included all fixed assets of the Bellatrix business unit, as well as associated goodwill and intangible assets. The Company received a cash payment of $400, a promissory note of $88 due on August 31, 2007 yielding interest at a rate of 6% per year, as well as 3 shares of TRC common stock, with a fair value of $33 on the date of sale. The Company recorded a goodwill impairment charge of $268 in the fourth quarter of fiscal 2006 related to the Bellatrix transaction.`

TRC COMPANIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2005 and 2004

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2005. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Statements” on page 39.

During the three months ended September 30, 2005, the Company determined that the provision for doubtful accounts was incorrectly classified in cost of services within operating costs and expenses. Management has concluded that the misclassification was not material to the financial statements, and accordingly, the prior periods presented have been corrected by presenting the provision for doubtful accounts as a separate line item in the condensed consolidated statement of operations.

As discussed in Note 2 to the condensed consolidated financial statements, the Company’s financial statements for the three and six months ended December 31, 2004 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement and the reclassification discussed above.

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

The types of contracts with our clients and the approximate percentage of net service revenue (“NSR”) for the six months ended December 31, 2005 and 2004 from each contract type are as follows:

Six months ended December 31,	2005	2004
Time and materials	52%	51%
Fixed price or lump sum	33%	32%
Cost-type with various fee arrangements	15%	17%

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

Financing Arrangements

On March 6, 2006, we sold 2,162 shares (the “Shares”) of our common stock, $0.10 par value per share, at a price of $9.25 per share (the “Private Placement”) pursuant to a Purchase Agreement (the “Purchase Agreement”) by and among the us and the investors named therein (the “Investors”). Of the shares sold, 943 were issued from treasury and 1,219 were newly issued. The Private Placement resulted in $20,000 in gross proceeds that were used by us to reduce debt and for general corporate purposes.  The Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Private Placement requires us to register the shares by December 31, 2007 or pay a penalty.  We accrued $300 related to this provision.

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

On December 1, 2006, we entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock.  The Exchange Agreement reduced the conversion price of the Preferred Stock from $16.09 per common share to $13.25 per common share. As part of the Exchange Agreement, Fletcher also purchased an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

Impairment of Long-Lived Assets

During the fourth quarter of fiscal 2006, in conjunction with our decision to unite our various subsidiaries under one trade name, we assigned useful lives to its trade name intangible assets which were previously classified as indefinite-lived intangible assets.  As required by SFAS 142, prior to beginning to amortize the assets, we tested for impairment, concluding their carrying values exceeded their fair values. Accordingly, we recorded impairment charges totaling $2,170 during the fourth quarter of 2006.

Restructuring Activities

As part of our continuing effort to better align expenses with revenue levels and to enable us to invest in certain growth initiatives, additional restructuring activities were initiated in the third and fourth quarter of fiscal 2006.  As a result, employee related severance charges of $55 and $78 were recorded in the third and fourth quarter, respectively of fiscal 2006.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions.  We use our best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  Our accounting policies are described in Note 2 of the Notes to condensed consolidated financial statements contained in Item 8 of the Annual Report on Form 10-K.  We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.  The condensed consolidated financial statements, as of and for the three and six months ended December 31, 2005, reflect the impact of SFAS 123(R).  Total non-cash stock-based compensation expense for the three and six months ended December 31, 2005, were $307 thousand and $640 thousand, respectively.

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

(A) Presumes exercise price is less than fair value

Income Taxes:  At December 31, 2005 and June 30, 2005, we had approximately $21.6 million and $18.9 million, respectively, of gross deferred income tax benefits.  The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies.  A $1.1 million valuation allowance has been recorded at December 31, 2005 in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.  We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits.  However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.  At December 31, 2005 and June 30, 2005, we had approximately $13.4 million and $13.8 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

Business Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date.  At December 31, 2005 and June 30, 2005, we had approximately $126.2 and $123.1 million of goodwill, respectively, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The assessment of goodwill involves the estimation of the fair value as defined by SFAS 142.

We completed our required annual assessment of the recoverability of our goodwill for fiscal 2006 and 2005.  In performing our goodwill assessment, we used current market capitalization and other factors as the best evidence of fair value.  For instance, we consider a number of other factors including the operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows.  There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.  We completed this assessment during the third quarter of fiscal 2005 and 2006, based on information as of the December 31, 2004 and 2005 assessment dates, and determined that no impairment existed.  Since the assessment dates, our market capitalization has declined; however, at June 30, 2005 and December 31, 2005, our market capitalization was in excess of our carrying amount, and we determined that no impairment existed at June 30, 2005 and December 31, 2005.  There can be no assurance that future events will not result in an impairment of goodwill or other assets.

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

Results of Operations

During the six months ended December 31, 2005, we continued to face many of the challenges that negatively affected our performance in fiscal 2005. Operating results were not favorable and were significantly impacted by poor operating performance and by certain charges.  Specifically, operating performance was not favorable due to the following pre-tax costs:

•                  Approximately $3.7 million resulting from two significant loss contracts;

•                  Approximately $4.5 million to increase our allowance for doubtful accounts for specific receivables for which management determined it would no longer pursue collection;

•                  $4.4 million of costs which were primarily associated with Sarbanes-Oxley compliance efforts and the restatement of our consolidated financial statements;

•                  Approximately $1.1 million of costs relating to compliance with our agreements with our lenders and our engagement of Glass & Associates, Inc. for restructuring services; and,

•                  Approximately $0.9 million for restructuring costs (see Note 13 to the accompanying condensed consolidated financial statements).

Our results of operations and financial condition throughout the remainder of fiscal 2006 were adversely affected by continued higher-than-expected operating costs, including an increase in costs relating to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our diverse, decentralized operations have resulted in increased compliance costs and the devotion of substantial internal resources.  Bringing our individual business units’ processes into compliance is consistent with our objective to fully integrate acquired operations but has added substantial short-term costs.  In addition, costs associated with the restatement of our consolidated financial statements and costs relating to compliance with our agreements with our lenders (including an increase in the interest rate on the credit facility by an additional 2%), our engagement of Glass & Associates, Inc. for restructuring services primarily related to the re-financing of our credit facility, and legal costs substantially increased our operating costs and adversely affected our fiscal 2006 results of operations and financial condition. Also, the completion of certain loss and low margin contracts entered into prior to fiscal 2006 negatively impacted results during the remainder of fiscal 2006.  The majority of these contracts were completed by the end of fiscal 2006.

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

Despite the unfavorable results business activity remains strong across all of our markets:

Real Estate: Industry activity has remained strong in key markets. Backlog for Exit Strategy projects remains strong and we continue to evaluate real estate redevelopment projects.

Energy: The United States is in the early stages of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided an extraordinary business climate for those serving this market. According to a recent Department of Energy (DOE) study, $50 billion to $100 billion of investment is needed to modernize the grid. Transmission owners are responding to these needs and financial incentives of increased returns on equity with large investments providing excellent opportunities for our services including: permitting/licensing, engineering, construction for the electric transmission system and development of renewable energy projects. We are well established in the geographic regions where demand for services is the highest.

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

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	1.6	1.0	1.5	0.9
Insurance recoverables	0.3	5.6	0.7	4.9

Operating costs and expenses:
Cost of services	97.1	93.1	95.4	91.3
General and administrative expenses	9.8	4.9	10.2	4.4
Provision for doubtful accounts	2.2	0.5	3.7	0.8
Depreciation and amortization	3.2	2.7	3.1	2.6
Income (loss) from operations	(10.4)	5.4	(10.2)	6.7
Interest expense	2.2	0.9	1.9	0.8
Income (loss) before taxes, minority interest, equity losses and accounting change	(12.6)	4.5	(12.1)	5.9
Federal and state income tax provision (benefit)	(4.2)	1.8	(4.0)	2.5
Minority interest	—	0.1	—	—
Income (loss) before equity losses and accounting change	(8.4)	2.6	(8.1)	3.4
Equity in losses from unconsolidated affiliates	—	(0.1)	—	(0.1)
Income (loss) before accounting change	(8.4)	2.5	(8.1)	3.3
Cumulative effect of accounting change	—	—	—	(0.5)
Net income (loss)	(8.4)	2.5	(8.1)	2.8
Dividends and accretion charges on preferred stock	0.3	0.3	0.3	0.3
Net income (loss) applicable to common shareholders	(8.7)%	2.2%	(8.4)%	2.5%

Gross revenue increased $8.3 million, or 9.0%, to $99.9 million for the three months ended December 31, 2005 from $91.6 million for the same period in the prior year.  Acquisitions provided $9.8 million of gross revenue growth in the second quarter of fiscal 2006, while gross revenue from organic activities experienced a $1.5 million decline in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.  The slight decrease in organic revenue is primarily attributable to a decrease in subcontracting revenue in the second quarter of fiscal 2006, which can vary by project and by phases within a project.

Gross revenue increased $39.4 million, or 22.7%, to $213.6 million for the six months ended December 31, 2005 from $174.1 million for the same period in the prior year. Acquisitions provided $19.8 million of gross revenue growth in the first six months of fiscal 2006, while gross revenue from organic activities experienced a $19.6 million increase in the first six months of fiscal 2006 compared to the same period of fiscal 2005.  Organic activities increased primarily due to: (1) a $5.4 million increase in exit strategy revenues primarily related to the timing of field activities on certain projects; (2) a $12.5 million increase resulting from a significant contract entered into in late 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm; and (3) increased subcontracting gross revenue in the first six months of fiscal 2006, which can vary significantly by project and by phases within a project.

NSR increased $4.5 million, or 8.0%, to $61.1 million for the three months ended December 31, 2005 from $56.5 million for the same period in the prior year.  Acquisitions provided $7.0 million of NSR growth in the second quarter of fiscal 2006, while NSR from organic activities experienced a $2.5 million decline in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.  Organic activities were affected by a significant loss contract entered into in late 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm. Subcontractor cost overruns which were not billable to the client of approximately $1.8 million in the three months ended December 31, 2005.  The remainder of the organic NSR decrease was primarily due to certain restructuring activities undertaken during the fourth quarter of fiscal 2005 which included the closure of certain unprofitable offices at two of our operations that principally service the infrastructure market. The office closures resulted in approximately $1.5 million less NSR period over period.

NSR increased $6.9 million, or 6.1%, to $121.5 million for the six months ended December 31, 2005 from $114.5 million for the same period in the prior year. Acquisitions provided $14.0 million of NSR growth in the first six months of fiscal 2006, while NSR from organic activities experienced a $7.1 million decline in the first six months of fiscal 2006 compared to the same period of fiscal 2005.  Organic activities were affected by a significant loss contract entered into in late 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm. Subcontractor costs exceeded gross revenue by approximately $2.0 million in the six months ended December 31, 2005.  The remainder of organic NSR decrease was primarily due to certain restructuring activities undertaken during the fourth quarter of fiscal 2005 which included the closure of certain unprofitable offices at two of our operations that principally service the infrastructure market.

Interest income from contractual arrangements increased $0.4 million, or 70.5%, to $1.0 million for the three months ended December 31, 2005 from $0.6 million for the same period in the prior year primarily due to higher one-year constant maturity T-Bill rates.

Interest income from contractual arrangements increased $0.8 million, or 84.9%, to $1.8 million for the six months ended December 31, 2005 from $1.0 million for the same period in the prior year primarily due to higher one-year constant maturity T-Bill rates.

Insurance recoverables decreased $3.0 million, to $0.2 million for the three months ended December 31, 2005 from $3.2 million for the same period in the prior year due to an exit strategy contract where costs were incurred that were covered by insurance.

Insurance recoverables decreased $4.8 million, to $0.8 million for the six months ended December 31, 2005 from $5.6 million for the same period in the prior year due to an exit strategy contract where costs were incurred that were covered by insurance.

Cost of services (“COS”) increased $6.7 million, or 12.7%, to $59.3 million for the three months ended December 31, 2005 from $52.6 million for the same period in the prior year.  Acquisitions accounted for approximately $3.5 million, or 52.2%, of the increase in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, while organic cost of services increased $3.2 million or 47.8% period to period.  The increase in the organic COS was primarily due to: (1) $0.9 of restructuring expense incurred to better align expenses with revenues; and (2) a $0.9 million increase in billable headcount to service the increased demand for our energy related engineering services. The increases were partially offset by cost savings realized from various restructuring activities undertaken during the fourth quarter of fiscal 2005 at two of our operations that principally service the infrastructure market.

COS increased $11.4 million, or 10.9%, to $115.9 million for the six months ended December 31, 2005 from $104.5 million for the same period in the prior year.  Acquisitions accounted for approximately $7.7 million, or 67.5%, of the increase in the first six months of fiscal 2006 compared to the same period of fiscal 2005, while organic cost of services increased $3.7 million or 32.5% period to period.  The increase in the organic COS was primarily due to: (1) $0.9 of restructuring expense incurred to better align expenses with revenues; and (2) a $2.0 million increase in billable headcount to service the increased demand for our energy related engineering services. The increases were partially offset by cost savings realized from various restructuring activities undertaken during the fourth quarter of fiscal 2005 at two of our operations that principally service the infrastructure market.

General and administrative expenses increased $3.2 million, or 116.9%, to $6.0 million for the three months ended December 31, 2005 from $2.8 million for the same period in the prior year.  The increase is primarily attributable to: (1) $1.3 million of costs incurred in connection with our efforts to become compliant with the requirements of Sarbanes-Oxley and the restatements of our consolidated financial statements; (2) $1.1 million of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; and (3) $0.4 million in employee related costs including $0.2 million in incentive compensation costs and $0.2 million in stock-based compensation charges resulting from our adoption of SFAS 123(R).  The remainder of the increase was primarily attributable to additional staffing costs required to support the Company’s growth and compliance efforts.

General and administrative expenses increased $7.3 million, or 146.4%, to $12.3 million for the six months ended December 31, 2005 from $5.0 million for the same period in the prior year. The increase is primarily attributable to: (1) $3.8 million of costs incurred in connection with our efforts to become compliant with the requirements of Sarbanes-Oxley and the restatements of our consolidated financial statements; (2) $1.1 million of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; and (3) $1.3 million in employee related costs including $0.7 million in incentive compensation costs and $0.4 million in stock-based compensation charges resulting from our adoption of SFAS 123(R).  The remainder of the increase was primarily attributable to additional staffing costs required to support the Company’s growth and compliance efforts.

The provision for doubtful accounts increased $1.0 million, or 346.9%, to $1.3 million for the three months ended December 31, 2005 from $0.3 million for the same period of the prior year. The increase was the result of charges for specific receivables that management determined it would no longer pursue collection of.

The provision for doubtful accounts increased $3.6 million, or 397.2%, to $4.5 million for the six months ended December 31, 2005 from $0.9 million for the same period of the prior year. The increase was the result of charges for specific receivables that management determined it would no longer pursue collection of.

Depreciation and amortization increased $0.4 million, or 28.3%, to $2.0 million for the three months ended December 31, 2005 from $1.5 million for the same period in the prior year.  The increase in depreciation and amortization expense in fiscal 2006 is primarily due to: (1) a full year of amortization of intangible assets related to acquisitions completed in the prior year and (2) additional depreciation expense resulting from capital expenditures completed in fiscal 2006 and 2005.

Depreciation and amortization increased $0.8 million, or 26.0%, to $3.8 million for the six months ended December 31, 2005 from $3.0 million for the same period in the prior year. The increase in depreciation and amortization expense in fiscal 2006 is primarily due to: (1) a full year of amortization of intangible assets related to acquisitions completed in the prior year and (2) additional depreciation expense resulting from capital expenditures completed in fiscal 2006 and 2005.

As a result of the above factors, operating income decreased by $9.4 million, or 309.9%, to a $6.4 million loss for the three months ended December 31, 2005 from $3.0 million in income for the same period in the prior year.  Acquisitions provided $1.4 million of income from operations in the first six months of fiscal 2006.  Income from operations, exclusive of acquisitions, decreased by $10.8 million due to the reasons discussed above.

Also as a result of the above factors, operating income decreased by $20.1 million, or 261.5%, to a $12.4 million loss for the six months ended December 31, 2005 from $7.7 million in income for the same period in the prior year. Acquisitions provided $1.9 million of income from operations in the first six months of fiscal 2006.  Income from operations, exclusive of acquisitions, decreased by $22.0 million due to the reasons discussed above.

Interest expense increased $0.9 million, or 176.4%, to $1.3 million for the three months ended December 31, 2005 from $0.5 million for the same period in the prior year.  The increase resulted from: (1) higher borrowings to finance prior year acquisitions and (2) higher interest rates charged in 2006 resulting primarily from events of default and our entering into forbearance agreements with our creditors on our revolving credit facility.  The weighted average interest rate increased from 3.78% in the second quarter of fiscal 2005 to 8.37% in the second quarter of fiscal 2006.  The average balance outstanding on our credit facility increased from $43.8 million in the second quarter of fiscal 2005 to $57.2 million in the second quarter of fiscal 2006.

Interest expense increased $1.4 million, or 146.7%, to $2.3 million for the six months ended December 31, 2005 from $0.9 million for the same period in the prior year.  The increase resulted from: (1) higher borrowings to finance prior year acquisitions and (2) higher interest rates charged in 2006 resulting primarily from events of default and our entering into forbearance agreements with our creditors on our revolving credit facility.  The weighted average interest rate increased from 3.58% in the first six months of fiscal 2005 to 7.03% in the first six months of fiscal 2006.  The average balance outstanding on our credit facility increased from $42.7 million in the first six months of fiscal 2005 to $56.5 million in the first six months of fiscal 2006.

The federal and state income tax provision (benefit) represents an effective rate of 33.2% in the first six months of fiscal 2006 and 41.1% in the same period of fiscal 2005.  This decrease was primarily due to losses incurred by certain entities for which no associated state tax benefit has been derived in fiscal 2006.  We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flows provided by operating activities were $8.6 million for the six months ended December 31, 2005, compared to $19.4 million provided for the same period in the prior year.  Sources of cash generated from operating activities for the six months ended December 31, 2005 totaled $44.2 million and consisted primarily of the: (1) $19.8 million decrease in restricted investments (primarily related to Exit Strategy contracts in fiscal 2005); (2) $3.3 decrease in accounts receivable; (3) $4.7 million from increases in accounts payable; (4) $3.6 million decrease in current and long-term insurance recoverable; (5) 1.1 million increase in current and long-term environmental remediation liability; (6) $1.1 million increase in accrued liabilities due primarily to additional acquisition purchase price payments; and, (7) the non-cash expenses of $9.1 million ($3.8 million for depreciation and amortization, $4.5 million for provision for doubtful accounts, and $0.7 million on non-cash compensation expense).   The cash provided was partially offset by uses of cash totaling $35.6 million consisting primarily of the: (1) net loss of $9.8 million; (2) $21.3 million decrease in current and long-term deferred revenue; and (3) the $2.8 million non-cash deferred income tax benefit.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress).  The unbilled receivables are primarily related to work performed in the last few months of the fiscal year.  The magnitude of accounts receivable for a professional services company is typically evaluated as days sales outstanding (“DSO”), which is calculated by dividing both current and long-term receivables by the most recent six-month average of daily gross revenue after adjusting for acquisitions.  DSO, which measures the collections turnover of both billed and unbilled receivables, has decreased to 118 at December 31, 2005 from 120 at June 30, 2005.  Our goal is to reduce DSO to less than 100 days.

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

Investing activities used cash of approximately $8.1 million for the six months ended December 31, 2005 compared to $23.2 million for the same period in the prior year.  The investments in the six months ended December 31, 2005 consisted primarily of: (1) $4.9 million for capital expenditures for additional information technology and other equipment to support business growth and (2) $3.6 million for acquisitions (additional purchase price payments related to acquisitions completed in prior years).

For the six months ended December 31, 2005, financing activities used cash of $1.6 million, consisting of net repayments of $1.3 million on our credit facility and $0.6 million to long-term debt, partially offset by $0.3 million provided by the exercise of stock options.

At December 31, 2005, we had borrowings outstanding pursuant to our revolving credit facility of $53.7 million and at an average interest rate of 9.4% for the quarter then ended, compared to $43.0 million of borrowings outstanding at an average interest rate of 4.0% at December 31, 2004.  Events of default occurred under the credit agreement as a result of our failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extended through July 15, 2006.  Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and gradually reduced to $48.0 million by June 30, 2006.  However, the forbearance agreement contained a covenant that required us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement to $42.2 million.

We were also required to pay an additional 2.0% interest on outstanding loans under the credit agreement, to provide the lenders or their consultants full access to our financial records, and to provide the lenders with certain financial and other deliverables.  We also agreed that we would not, without the consent of the lenders, incur additional indebtedness, pledge any of our assets, pay any cash dividends or make any distributions to our shareholders, except with respect to the payment of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of our assets.  In addition, borrowings under the credit agreement were collateralized by all of our assets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize derivative financial instruments that expose us to significant market risk.  We are exposed to interest rate risk under our credit agreement.  Our credit facility in place as of December 31, 2005 provided for borrowings at a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.50% to 0.25% per annum.  As of December 31, 2005, events of default had occurred under the credit agreement, among other things, as a result of our failure to deliver timely audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006, and March 15, 2006, we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extended through July 15, 2006.  Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and gradually reduced further to $48.0 million by June 30, 2006.  However, the forbearance agreement contained a covenant that required us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of the cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement.  We were also required to pay an additional 2.0% interest on outstanding loans under the credit agreement, to provide the lenders or their consultants full access to our financial records, and to provide the lenders with certain financial and other deliverables.

Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the facility’s maturity date.  Under its original term, the facility matured on March 31, 2008 or earlier at our discretion, upon payment in full of loans and other obligations. On July 17, 2006, we refinanced the amounts owed under our credit facility.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings. Notwithstanding such ineffectiveness, however, these officers and the Company believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

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

Remediation of Material Weakness in Internal Control over Financial Reporting.

Prior to June 30, 2005, and during the three and six-month periods ended December 31, 2005, we implemented and have continued to implement measures to address the material weakness in our internal control over financial reporting and to improve the integrity of our reporting processes.

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

Changes in Internal Control over Financial Reporting.

Except as described above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) nor any changes in other factors which occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.                             Legal Proceedings

See Note 14 under Part I, Item 1, “Financial Information.”

Item 1A.                    Risk Factors

No material changes.

Item 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2005, the Company issued an aggregate of 58,960 shares of unregistered common stock with a market value of approximately $737,000 as part of the consideration paid on acquisitions completed in prior years.  In addition, the Company issued 13,548 shares of unregistered common stock with a market value of approximately $148,000 in lieu of the quarterly cash dividend on its Convertible Redeemable Preferred Stock.  All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

10.3                           Forbearance Agreement and Global Amendment to Credit Documents dated as of November 2, 2005 with Wachovia Bank, National Association, as Sole Lead Arranger and Administrative Agent, certain other lenders in connection with the Company’s Amended and Restated revolving Credit Agreement, dated March 31, 2004, as amended as of March 29, 2005, incorporated by reference to the Company’s Form 8-K filed November 8, 2005.

10.4                           Retirement Agreement, effective as of October 12, 2005, by and between TRC Companies, Inc., the independent members of the Board of Directors and Richard D. Ellison, incorporated by reference to the Company’s Form 8-K filed on October 18, 2005.

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