Form 10-Q
period 2006-03-31
TRC COMPANIES INC /DE/
filed 2007-02-26
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

EXPLANATORY NOTE

The condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2005 included in this Form 10-Q have been restated, primarily to correctly account for certain components of TRC Companies, Inc. (the “Company”) Exit Strategy® program, as well as other items described below. Under an Exit Strategy contract the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity T-Bill rate. Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2005, the Company determined that the net proceeds deposited with the insurer and interest thereon should be recorded as an asset (current and long-term restricted investment) on the Company’s consolidated balance sheet, with a corresponding liability related to the net proceeds (included within current and long-term deferred revenue). Previously the proceeds held by the insurer were not recorded in the Company’s financial statements. When determining contract revenue, the Company had previously considered future interest to be earned as escalation to the contract price which was recognized as work was performed on the contract under the percentage of completion method. The Company determined that the interest should be accounted for as interest income, to be recognized as earned, rather than contract escalation and that any proceeds from an Exit Strategy insurance policy beyond the client’s initial deposit and interest growth thereon should be accounted for as an insurance recovery rather than contract revenue as previously reported. Interest income from contractual arrangements and insurance recoveries, if any, will be reported as separate line items in the consolidated statement of operations. Additionally, when determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized on a straight-line basis to cost incurred over the life of the related insurance policy. Previously, the prepaid insurance premiums and fees were excluded from the percentage of completion calculation and were not recorded on the Company’s balance sheet; rather the premium and fee amount for each project was amortized to revenue and cost over the expected duration of the remediation phase. The restatement adjustments relate to the timing and classification within the statement of operations but not the ultimate amount of revenue, interest, insurance recoveries and related costs to be recognized under the contracts. The underlying economic value of the Exit Strategy business remains unchanged.

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

In addition, subsequent to the issuance of the Company’s March 31, 2005 condensed consolidated financial statements, management performed a review of the accounting treatment for long-term contracts, and identified errors with respect to the accuracy and completeness of the estimated extent of progress towards completion for certain contracts. Specifically, two of the Company’s locations did not update, on a timely basis, their estimates to take into account available information that would have otherwise increased the total estimated costs to be incurred on certain contracts at the end of the reporting period. After increasing the total estimated costs for these contracts, the Company recalculated the percentage of completion and restated its 2004 and 2003 financial statements to record a reduction of revenue and a charge to contract costs as a provision for future losses in the appropriate period. Also, the Company completed a review of its accounting for rental expense and determined that restatement adjustments were required to recognize rental expense on a straight-line basis over the life of the lease. The Company also made certain other restatement adjustments primarily related to (1) accrual of contract costs, (2) equity changes and (3) other various items and reclassifications to amounts previously reported, including adjustments to the statement of cash flows.

See Note 2 to the condensed consolidated financial statements for further details regarding these corrections.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2006

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		(As restated, see Note 2)		(As restated, see Note 2)
Gross revenue	$98,086	$89,731	$311,646	$263,833
Less subcontractor costs and direct charges	32,632	35,533	124,711	95,090
Net service revenue	65,454	54,198	186,935	168,743
Interest income from contractual arrangements	1,057	778	2,904	1,777
Insurance recoverables	103	8,955	907	14,531

Operating costs and expenses:
Cost of services	59,633	59,246	175,536	163,765
General and administrative expenses	5,214	3,470	17,540	8,472
Provision for doubtful accounts	1,323	303	5,808	1,205
Depreciation and amortization	1,867	1,801	5,677	4,824
	68,037	64,820	204,562	178,266
Operating income (loss)	(1,423)	(889)	(13,816)	6,785
Interest expense	1,348	709	3,621	1,631
Income (loss) before taxes, minority interest, equity earnings (losses) and accounting change	(2,771)	(1,598)	(17,437)	5,154
Federal and state income tax provision (benefit)	(921)	(621)	(5,790)	2,153
Minority interest	—	(83)	—	(98)
Income (loss) before equity earnings (losses) and accounting change	(1,850)	(894)	(11,647)	3,099
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	(8)	445	(10)	357
Income (loss) before accounting change	(1,858)	(449)	(11,657)	3,456
Cumulative effect of accounting change for investments, net of taxes	—	—	—	(589)
Net income (loss)	(1,858)	(449)	(11,657)	2,867
Dividends and accretion charges on preferred stock	199	174	589	575
Net income (loss) applicable to common shareholders	$(2,057)	$(623)	$(12,246)	$2,292

Basic earnings (losses) per common share:
Earnings (loss) before accounting change	$(0.14)	$(0.04)	$(0.84)	$0.21
Cumulative effect of accounting change	—	—	—	(0.04)
	$(0.14)	$(0.04)	$(0.84)	$0.17

Diluted earnings (losses) per common share:
Earnings (loss) before accounting change	$(0.14)	$(0.04)	$(0.84)	$0.19
Cumulative effect of accounting change	—	—	—	(0.04)
	$(0.14)	$(0.04)	$(0.84)	$0.15

Average shares outstanding:
Basic	15,131	14,193	14,657	14,025
Diluted	15,131	14,193	14,657	14,795

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash	$2,878	$3,325
Accounts receivable, less allowances for doubtful accounts	117,050	136,859
Insurance recoverable - environmental remediation	1,386	5,683
Deferred income tax benefits	14,518	11,355
Income taxes refundable	4,108	3,900
Restricted investment	35,858	44,993
Prepaid expenses and other current assets	7,580	6,788
Total current assets	183,378	212,903

Property and equipment, at cost	54,562	48,323
Less accumulated depreciation and amortization	34,218	30,996
	20,344	17,327
Goodwill	128,306	123,122
Investments in and advances to unconsolidated affiliates and construction joint ventures	4,057	3,768
Long-term restricted investment	68,253	87,535
Long-term prepaid insurance	57,413	56,879
Other assets	16,498	14,719
Total assets	$478,249	$516,253

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$38,845	$14,924
Accounts payable	33,443	38,776
Accrued compensation and benefits	16,303	16,869
Deferred revenue	42,589	49,960
Environmental remediation liability	2,409	1,655
Other accrued liabilities	19,696	21,173
Total current liabilities	153,285	143,357
Non-current liabilities:
Long-term debt, net of current portion	3,536	45,056
Deferred income tax liabilities	7,144	7,156
Long-term deferred revenue	134,282	154,229
Long-term environmental remediation liability	9,648	6,466
Total liabilities	307,895	356,264

Convertible redeemable preferred stock	15,000	14,941

Commitments and contingencies

Shareholders' equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 16,700,984 shares issued and outstanding at March 31, 2006 and 15,332,584 and 14,389,604 shares issued and outstanding at June 30, 2005, respectively	1,670	1,533
Additional paid-in capital	124,611	105,092
Retained earnings	29,073	41,320
	155,354	147,945
Less treasury stock, at cost	—	2,897
Total shareholders' equity	155,354	145,048
Total liabilities and shareholders' equity	$478,249	$516,253

     See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
		(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(11,657)	$2,867
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	5,677	4,824
Cumulative effect of accounting change	—	589
Directors deferred compensation	105	105
Stock-based compensation expense	981	—
Provision for doubtful accounts	5,808	1,205
Non-cash interest (income) expense	156	(85)
Deferred income taxes	(3,132)	199
Equity in (earnings) losses from unconsolidated affiliates	10	(357)
Loss (gain) on disposal of assets	64	(638)
Minority interest	—	(98)
Other non-cash items	(280)	813
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	14,001	(7,559)
Restricted investments	27,208	10,798
Deferred revenue	(27,318)	16,352
Long-term prepaid insurance	(534)	(6,252)
Insurance recoverable	4,297	(14,531)
Prepaid expenses and other current assets	(919)	(1,534)
Accounts payable	(5,603)	9,358
Accrued compensation and benefits	(566)	(2,341)
Environmental remediation liability	886	—
Income taxes	(203)	(1,707)
Other accrued liabilities	(789)	4,741
Excess tax benefit from option exercises	(59)	—
Other assets	195	1,440
Net cash provided by operating activities	8,328	18,189

Cash flows from investing activities:
Additions to property and equipment	(6,625)	(3,445)
Restricted investment	1,053	(12,530)
Acquisition of businesses and earnout payments, net of cash acquired	(5,051)	(16,363)
Proceeds from sale of fixed assets	183	—
Proceeds from (investments in and advances to) unconsolidated affiliates	(16)	35
Net cash used in investing activities	(10,456)	(32,303)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	(18,000)	14,700
Proceeds from equity offering, net	19,920	—
Payments of long-term debt and other	(529)	(1,218)
Proceeds from exercise of stock options and warrants	231	757
Excess tax benefit from option exercises	59	—
Net cash provided by financing activities	1,681	14,239

Increase (decrease) in cash	(447)	125

Cash, beginning of period	3,325	3,524
Cash, end of period	$2,878	$3,649

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
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

The Company incurred significant losses in fiscal 2006 and 2005, and may continue to incur such losses in the future. The Company is taking action to return the Company to profitability and generate positive cash flow from operations.    Specifically, the Company is enhancing its controls over project acceptance, which it believes will reduce the level of contract losses; it is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; it is improving the timeliness of customer invoicing, and enhancing its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense, reducing its reliance on its revolving credit agreement; and  it is improving project management, which it  believes will result in higher levels of project profitability.  As discussed in Note 16, subsequent to March 31, 2006 the Company completed several financing transactions.  Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the new credit facility are adequate to meet the Company’s requirements.

The condensed consolidated balance sheet at March 31, 2006 and the condensed consolidated statements of operations for the three and nine months ended March 31, 2006 and 2005 and condensed statements cash flows for the nine months ended March 31, 2006 and 2005 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2005.

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

The effects of the changes on the previously reported condensed consolidated statements of operations and cash flows are as follows:

	Three Months Ended			Nine Months Ended
	March 31, 2005			March 31, 2005
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated

Gross revenue	$98,879	$(9,148)	$89,731	$284,296	$(20,463)	$263,833
Less subcontractor costs and direct charges	37,981	(2,448)	35,533	104,425	(9,335)	95,090
Net service revenue	60,898	(6,700)	54,198	179,871	(11,128)	168,743

Interest income from contractual arrangements	—	778	778	—	1,777	1,777
Insurance recoverables	—	8,955	8,955	—	14,531	14,531

Operating costs and expenses:
Cost of services	55,545	3,701	59,246	154,355	9,410	163,765
General and administrative expenses	3,540	(70)	3,470	8,491	(19)	8,472
Provision for doubtful accounts	303	—	303	1,205	—	1,205
Depreciation and amortization	1,776	25	1,801	4,748	76	4,824
	61,164	3,656	64,820	168,799	9,467	178,266
Operating income (loss)	(266)	(623)	(889)	11,072	(4,287)	6,785
Interest expense	692	17	709	1,585	46	1,631
Income (loss) before taxes, minority interest,
equity earnings and accounting change	(958)	(640)	(1,598)	9,487	(4,333)	5,154
Federal and state income tax provision (benefit)	(393)	(228)	(621)	3,889	(1,736)	2,153
Minority interest	—	(83)	(83)	—	(98)	(98)
Income (loss) before equity earnings and accounting change	(565)	(329)	(894)	5,598	(2,499)	3,099

Equity in earnings from unconsolidated affiliates, net of taxes	422	23	445	295	62	357
Income (loss) before accounting change	(143)	(306)	(449)	5,893	(2,436)	3,456
Cumulative effect of accounting change for investments, net of taxes	—	—	—	(589)	—	(589)
Net income (loss)	(143)	(306)	(449)	5,304	(2,436)	2,867
Dividends and accretion charges on preferred stock	175	(1)	174	575	—	575
Net income (loss) applicable to common shareholders	$(318)	$(305)	$(623)	$4,729	$(2,436)	$2,292

Basic earnings (losses) per common share:
Earnings (loss) before accounting change	$(0.02)	$(0.02)	$(0.04)	$0.38	$(0.17)	$0.21
Cumulative effect of accounting change	—	—	—	(0.04)	—	(0.04)
	$(0.02)	$(0.02)	$(0.04)	$0.34	$(0.16)	$0.17

Diluted earnings (losses) per common share:
Earnings (loss) before accounting change	$(0.02)	$(0.02)	$(0.04)	$0.36	$(0.16)	$0.19
Cumulative effect of accounting change	—	—	—	(0.04)	—	(0.04)
	$(0.02)	$(0.02)	$(0.04)	$0.32	$(0.16)	$0.15

Average shares outstanding:
Basic	14,181	12	14,193	14,025	—	14,025
Diluted	14,181	12	14,193	14,795	—	14,795

	Nine Months Ended
	March 31, 2005

	As previously
	reported	Adjustment	As restated
Cash flows from operating activities:
Net income	$5,304	$(2,437)	$2,867
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	4,747	77	4,824
Cumulative effect of accounting change	589	—	589
Directors deferred compensation	—	105	105
Provision for doubtful accounts	1,205	—	1,205
Non-cash interest income	—	(85)	(85)
Deferred income taxes	—	199	199
Equity in earnings from unconsolidated affiliates	—	(357)	(357)
Gain on disposal of assets	—	(638)	(638)
Minority interest	—	(98)	(98)
Other non-cash items	388	425	813
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23,421)	15,862	(7,559)
Restricted investments	—	10,798	10,798
Deferred revenue	6,946	9,406	16,352
Long-term prepaid insurance	—	(6,252)	(6,252)
Insurance recoverable	1,617	(16,148)	(14,531)
Prepaid expenses and other current assets	(1,406)	(128)	(1,534)
Accounts payable	9,064	294	9,358
Accrued compensation and benefits	(2,319)	(22)	(2,341)
Environmental remediation liability	(1,617)	1,617	—
Income taxes	234	(1,941)	(1,707)
Other accrued liabilities	4,227	514	4,741
Other assets	—	1,440	1,440
Net cash provided by operating activities	5,558	12,631	18,189

Cash flows from investing activities:
Additions to property and equipment	(3,880)	435	(3,445)
Restricted investment	—	(12,530)	(12,530)
Acquisition of businesses and earnout payments, net of cash acquired	(15,200)	(1,163)	(16,363)
Increase in other assets	(5)	5	—
Proceeds from (investments in and advances to) unconsolidated affiliates	(764)	799	35
Net cash used in investing activities	(19,849)	(12,454)	(32,303)

Cash flows from financing activities:
Net borrowings under revolving credit facility	14,700	—	14,700
Payments of long-term debt and other	(1,219)	1	(1,218)
Proceeds from exercise of stock options and warrants	756	1	757
Net cash provided by financing activities	14,237	2	14,239

Increase (decrease) in cash	(54)	179	125

Cash, beginning of period	3,468	56	3,524
Cash, end of period	$3,414	$235	$3,649

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

5.                                      Stock-Based Compensation

On July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values.  SFAS 123(R) supersedes previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006.  In March 2005, the SEC issued Staff

Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.  The condensed consolidated financial statements, as of and for the three and nine months ended March 31, 2006, reflect the impact of SFAS 123(R).  Total non-cash stock-based compensation expense for the three and nine months ended March 31, 2006, was $341 and $981, respectively, which consisted primarily of stock-based compensation expense related to employee stock option awards recognized under SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the three and nine months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of June 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to June 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R).  Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method.  The amount of compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest.  As stock-based compensation expense recognized in the Company’s results for the nine months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the notes to condensed consolidated financial statements for the related periods.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards.  The assumptions used to value options granted are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.42% - 4.75%	3.63% - 3.88%	4.42% - 4.75%	3.33% - 3.88%
Expected life	6.0 years	5.0 years	5.5 - 6.0 years	5.0 years
Expected volatility	50%	53.7% - 54.2%	50%	53.7% - 54.5%
Expected dividend yield	None	None	None	None

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

The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS 123, for the three and nine months ended March 31, 2005:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2005	March 31, 2005
Net income (loss), as reported	$(449)	$2,867
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(553)	(970)
Net income (loss), pro forma	(1,002)	1,897

Dividends and accretion charges on preferred stock	(174)	(575)

Net income (loss) applicable to common shareholders , pro forma	$(1,176)	$1,322

Earnings (loss) per share, as reported:

Basic	$(0.04)	$0.17
Diluted	(0.04)	0.15

Earnings (loss) per share, pro forma:

Basic	$(0.08)	$0.09
Diluted	(0.08)	0.09

6.                                      Stockholders’ equity

(a) Private Placement of Common Shares

On March 6, 2006, the Company sold 2,162 shares (the “Shares”) of its common stock, $0.10 par value per share, at a price of $9.25 per share (the “Private Placement”) pursuant to a Purchase Agreement (the “Purchase Agreement”) by and among the Company and the investors named therein (the “Investors”). Of the shares sold, 943 were issued from treasury and 1,219 were newly issued. The Private Placement resulted in approximately $20,000 in gross proceeds that was used by the Company to reduce debt and for general corporate purposes.  The Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The Private Placement requires the Company to register the shares by December 31, 2007 or pay a penalty.  The Company accrued $300 related to this provision.

b) Stock Options

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

A summary of stock option activity for the nine months ended March 31, 2006 under the Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Price	Contractual Life	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding options at July 1, 2005 (2,383 exercisable)	2,673	$11.78
Granted	393	10.27
Exercised	(27)	8.57
Forfeited	(7)	16.60
Expired	(22)	26.04
Outstanding options at March 31, 2006	3,010	$11.51	5.62	$13,097
Options exercisable at March 31, 2006	2,497	$11.49	4.80	$11,827
Options vested and expected to vest at March 31, 2006	2,954	$11.50	5.55	$12,964
Options available for future grants	320

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the closing price of the Company’s common stock on the New York Stock Exchange of $13.53 as of March 31, 2006 which would have been received by the option holders had all option holders exercised their options as of that date.  The total intrinsic value of options exercised in the three and nine months ended March 31, 2006 was $0 and $158, respectively. The total cash received from option exercises was $0 and $231 in the three and nine months ended March 31, 2006.  In connection with these exercises, the tax benefit recorded by the Company was $0 and $59 for the three and nine months ended March 31, 2006.

The following table summarizes additional information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price
$ 2.75 – $ 4.13	664	$2.94	2.3	664	$2.94
4.17 – 6.25	224	4.23	3.6	224	4.23
6.92 – 10.38	743	8.86	6.5	446	8.16
11.07 – 16.61	630	13.65	8.0	433	13.76
16.69 – 25.04	556	19.77	6.6	537	19.83
25.16 – 37.74	193	28.75	5.6	193	28.75
$ 2.75 – $37.74	3,010	$11.51	5.6	2,497	$11.49

The impact of recording stock-based compensation on the results of operations for the three and nine months ended March 31, 2006, was as follows:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Cost of services	$142	$426
General and administrative expenses	198	555
Stock-based compensation before income taxes	341	981
Income tax benefit	(113)	(326)
Total stock-based compensation after income taxes	$228	$655

Effect on earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

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

As of March 31, 2006, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $3,087, which is expected to be recognized over the remaining weighted average vesting period of 2.64 years.  Compensation costs for all stock-based awards granted on or prior to June 30, 2005 and all stock-based awards granted subsequent to June 30, 2005 will be recognized using the ratable single-option method.

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

The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) were 1,716 and 1,978 for the three and nine months ended March 31, 2006, respectively, and 2,005 for the three months ended March 31, 2005.  For the nine months ended March 31, 2005, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS (would have been “anti-dilutive”). Therefore, conversion was not assumed for purposes of computing diluted EPS, and as a result 930 shares were excluded from the calculation of diluted EPS for the nine months ended March 31, 2005. The following tables set forth the computations of basic and diluted EPS:

		Three Months Ended March 31,
	2006		2005
	Diluted	Basic	Diluted	Basic

Net income (loss)	$(1,858)	$(1,858)	$(449)	$(449)
Dividends and accretion charges on preferred stock	(199)	(199)	(174)	(174)
Net income (loss) applicable to common shareholders	$(2,057)	$(2,057)	$(623)	$(623)

Total potential common shares	15,131	15,131	14,193	14,193

Earnings (loss) per share	$(0.14)	$(0.14)	$(0.04)	$(0.04)

		Nine Months Ended March 31,
	2006		2005
	Diluted	Basic	Diluted	Basic

Income before accounting change	$(11,657)	$(11,657)	$3,456	$3,456
Cumulative effect of accounting change	—	—	(589)	(589)
Net income (loss)	(11,657)	(11,657)	2,867	2,867
Dividends and accretion charges on preferred stock	(589)	(589)	(575)	(575)
Net income (loss) applicable tocommon shareholders	$(12,246)	$(12,246)	$2,292	$2,292

Weighted average common shares outstanding potential common shares:	14,657	14,657	14,025	14,025
Stock options and warrants	—	—	691	—
Contingently issuable shares	—	—	79	—
Total potential common shares	14,657	14,657	14,795	14,025

Earnings (loss) per share:
Before accounting change	$(0.84)	$(0.84)	$0.19	$0.21
Cumulative effort of accounting change	—	—	(0.04)	(0.04)
	$(0.84)	$(0.84)	$0.15	$0.17

8.                                      Accounts Receivable

Accounts receivable at March 31, 2006 and June 30, 2005 were comprised of the following:

	March 31,	June 30,
	2006	2005

Billed	$78,776	$83,138
Unbilled	46,560	57,754
Retainage	4,181	5,164
	129,517	146,056
Less allowances for doubtful accounts	12,467	9,197
	$117,050	$136,859

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that almost all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of additional costs.  Costs attributable to claims are treated as costs of contract performance as incurred.  As of March 31, 2006 and June 30, 2005, the Company had recorded a claim receivable of $977 and $697 equal to the contract costs incurred for the claim.  The claim relates to a design build infrastructure project in which the Company was a subcontractor.  The ultimate client for the project is a state government entity.  The Company is currently discussing the details of the claim with the prime contractor and the state government entity.

9.                                      Other Accrued Liabilities

At March 31, 2006 and June 30, 2005, other accrued liabilities were comprised of the following:

	March 31,	June 30,
	2006	2005

Additional purchase price payments	$4,539	$2,935
Contract costs	553	995
Contract loss reserves	5,620	8,798
Audit and legal costs	3,851	3,991
Lease obligations	1,940	1,650
Other	3,193	2,804
	$19,696	$21,173

10.                               Acquisitions

During the nine months ended March 31, 2006, the Company recorded additional purchase price cash payments of $4,330 and 74 shares of the Company’s common stock valued at $978 related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.

During the nine months ended March 31, 2005, the Company completed eight acquisitions. The two largest acquisitions consummated were Pacific Land Design, Inc. (“PacLand”) and Environomics, LLC (“Environomics”) which are discussed below.

Environomics provides consulting for indoor air quality mold issues for existing and new construction. A key aspect of Environomics’ business model is its involvement in identifying procedures for building owners and contractors to allow them to minimize the potential for indoor air quality issues in new or remodeled facilities. The initial purchase price of $4,134 (before contingent consideration) consisted of cash of $3,369 (net of cash acquired) and 43 shares of the Company’s common stock valued at $765. As a result of this acquisition, goodwill of $655 and other intangible assets of $1,673 were recorded. This acquisition was completed in December 2004.

PacLand provides site planning, land use and environmental entitlement, civil engineering, and traffic and transportation design consulting for large-scale commercial land owners, private developers, REITs and national retailers. The initial purchase price of $6,946 (before contingent consideration) consisted of cash of $4,621 and three-year promissory notes totaling $2,325. As a result of this acquisition, goodwill of $443 and other intangible assets of $4,840 were recorded.  This acquisition was completed in January 2005. In June 2006 the Company sold PacLand to the original owners (see Note 16).

The total purchase price for the eight acquisitions completed during the nine months ended March 31, 2005, was $18,820 (before contingent consideration), consisting of a combination of cash ($12,138 net of cash acquired), promissory notes and common stock of the Company. As a result of these acquisitions, goodwill of $3,246 and other intangible assets of $10,393 were recorded. The goodwill and intangible assets recorded in connection with these transactions are deductible for income tax purposes. The acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” and the allocation of identifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other intangible Assets” (“SFAS 142”). The impact of these acquisitions on operating results was not material; therefore, no pro forma information is presented.

During the nine months ended March 31, 2005, the Company recorded additional purchase price cash payments of $4,225 and 82 shares of the Company’s common stock valued at $1,464 related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.

11.                               Goodwill and Intangible Assets

At March 31, 2006, the Company had $128,306 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies.  In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually.  The assessment of goodwill involves the estimation of the fair value as defined by SFAS 142.

The changes in the carrying amount of the goodwill for the nine months ended March 31, 2006 are as follows:

March 31,
2006

Balance, July 1, 2005	$123,122
Additional purchase price payments	5,062
Other purchase price adjustments	122
Balance, March 31, 2006	$128,306

Identifiable intangible assets as of March 31, 2006 and June 30, 2005 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 31, 2006		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$944	$650	$2,288	$1,605
Customer relationships	10,338	1,543	10,348	890
Other	190	99	190	73
	11,472	2,292	12,826	2,568
Identifiable intangible assets with indefinite lives:
Trade names	2,769	—	2,769	—
Other	726	300	726	300
	3,495	300	3,495	300
	$14,967	$2,592	$16,321	$2,868

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately ten years.  The weighted average periods of amortization by intangible asset class is approximately nineteen months for contract backlog assets, twelve years for client relationship assets and six years for other assets. The amortization of intangible assets during the nine months ended March 31, 2006 and 2005 was $1,076 and $770, respectively.  Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2006 - $308; fiscal 2007 - $1,090; fiscal 2008 - $951; fiscal 2009 - $902; fiscal 2010 and thereafter - $5,937.  These estimates do not reflect the impact of any future acquisitions.

In June 2006, the Company decided to operate under one trade name, and as a result an impairment charge was recorded (see Note 16).

12.                               Debt

At March 31, 2006, the Company had borrowings outstanding pursuant to its revolving credit facility of $37,000 at an average interest rate of 9.8%, compared to $55,000 of borrowings outstanding at an average interest rate of 5.0% at June 30, 2005.  Events of default occurred under the credit agreement as a result of the Company’s failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and the Company’s violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, the Company entered into forbearance agreements and global amendments to its credit agreement with its lenders that extended through July 15, 2006.  Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49,600 following the Company’s $20,000 equity financing which closed in March 2006 and gradually reduced to $48,000 by June 30, 2006.

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

In July 2006, the revolving credit facility was repaid with proceeds from a new credit facility (see Note 16).

13.                               Restructuring Costs

The following table details accrued restructuring activity through March 31, 2006:

	Employee	Facility
	Severance	Closures	Other	Total
Liability balance at July 1, 2005	$471	$216	$5	$692
Total charge to operating costs and expenses	505	437	—	942
Payments	(895)	(222)	(5)	(1,122)
Adjustments	—	(76)	—	(76)
Liability balance at March 31, 2006	$81	$355	$—	$436

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the nine months ended March 31, 2006, an additional $505 of severance and benefits was recorded due to a reduction in the Company’s workforce (sixty-three employees).

Facility closure and asset impairment costs

Facility closure costs incurred to date relate to the abandonment of leased facilities primarily in Alpharetta, Georgia; Dallas, Texas; and Ft. Worth, Texas. Total facility closure costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses. As of March 31, 2006, $355 of facility closure costs remain accrued and are expected to be paid by fiscal year 2013. During the nine months ended March 31, 2006, the Company revised its estimates for sublease rental rate projections to reflect a more favorable actual sublease, resulting in an adjustment to the accrual of $76. During the nine months ended March 31, 2006, due to further consolidation and abandonment of two additional facilities, the Company recorded facility closure costs of $437.

The Company’s lease abandonment accrual is net of $751 of estimated sublease income. Actual sublease payments due under non-cancelable subleases of excess facilities totaled $223 as of March 31, 2006, and the remainder of anticipated sublease income represents management’s best estimates of amounts to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ from the accrual at March 31, 2006, particularly if actual sublease income is significantly different from current estimates.

The Company recorded additional charges related to restructuring activity in the fourth quarter of fiscal 2006 (see Note 16).

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

Five Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites.  The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the condensed consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the condensed consolidated balance sheets).  At March 31, 2006, the remediation for one of the projects was complete and the Company had begun long-term maintenance and monitoring at that site.

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

Legal Matters

The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies.  The Company carries liability insurance, including professional liability insurance, against such claims, subject to certain deductibles and policy limits.  Except as described herein, management is of the opinion that the resolution of these claims and lawsuits will not likely have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

In re: Tropicana Garage Collapse Litigation - Superior Court New Jersey, Atlantic County, 2004.  A subsidiary of the Company has been named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  That subsidiary has also been named a defendant in other actions for business claims related to the parking garage.  The subsidiary (along with other contractors) is covered under an insurance program specific to this project (the “wrap-up program”).  To the extent the wrap-up program is exhausted, the subsidiary will rely on its own insurance coverage.  While accepting coverage under a reservation of rights under the subsidiary’s professional liability insurance policy, the subsidiary’s carrier has denied coverage and filed a declaratory judgment action with respect to coverage under two other policies which provide commercial general liability coverage.  The subsidiary had a limited inspection role in connection with the construction, and management believes that it has meritorious defenses.  However, an adverse decision in these cases could result in substantial damages.  The ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005.  A subsidiary of the Company has been named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash.  It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico, the helicopter collided with the line.  The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the alleged accident, and management believes the subsidiary has meritorious defenses and is adequately insured.  The ultimate outcome of this case cannot be predicted at this time; however, it could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005.  The Company is a defendant in litigation brought by the seller of a small civil engineering firm which the Company acquired in September 2004.  The seller, an individual, is alleging that the Company breached certain provisions of the stock purchase agreement related to the acquisition.  The Company has counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller.  The case is in discovery, and although the ultimate outcome cannot be predicted at this time, an adverse resolution of this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

City of Rowlett v. Hunter Associates, Inc., et. al. in the 101st District Court of Dallas County, Texas, 2006.  One of the Company’s subsidiaries was named as a defendant in a lawsuit brought by the City of Rowlett, Texas.  The City is alleging that the subsidiary’s design of a sewer line did not adequately address potential corrosion issues.  At present, there is insufficient information to evaluate this case and the outcome cannot be predicted; however, damages alleged are substantial and an ultimate adverse determination of the case could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

Fagin et. al. v. TRC Companies, Inc. et. al., in the 44th District Court of Dallas County, Texas, 2005.  Sellers of a business acquired by TRC in 2000 allege that the purchase price was not accurately calculated based on the net worth of the acquired business and allege that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated.  The case is in the initial discovery phase, and the ultimate outcome of this matter cannot be predicted at this time.  Management believes it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

East River Realty Company LLC v. TRC Companies, Inc. et. al., United States District Court for the Southern District of New York, 2006.  The owner of sites on which the Company is performing demolition and environmental remediation services pursuant to an Exit Strategy contract brought an action for injunctive relief and damages alleging that the Company was obligated to enroll the sites into an alternate New York State voluntary regulatory cleanup program.  Although it believed it had meritorious defenses, the Company entered into a settlement agreement with the plaintiff which stayed the proceedings and damage claims and under which the Company consented to enrolling certain of the sites into the alternate program subject to the plaintiff obtaining certain required consents.  In addition, the plaintiff agreed to pay certain costs of the Company and indemnify it from future costs related to the program.

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

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $1,960 at March 31, 2006 and $3,092 at June 30, 2005. The Company has also recorded insurance recoveries related to these accruals of $827 at March 31, 2006 and $848 at June 30, 2005.  The decrease in the accrual for litigation-related losses was primarily the result of the Company making payments associated with the above discussed NYCDOT project and the settlement of smaller claims.  As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies.  Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

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

Restructuring Activities

Additional restructuring activities were initiated in the fourth quarter of fiscal 2006.  As a result, employee related severance charges of $78 were recorded in the fourth quarter of fiscal 2006.

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

TRC COMPANIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2006 and 2005

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2005. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties.  Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Statements” on page 41.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company’s financial statements for the three and nine months ended March 31, 2005 have been restated.  The accompanying management’s discussion and analysis gives effect to that restatement and the reclassification discussed above.

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

The types of contracts with our clients and the approximate percentage of net service revenue (“NSR”) for the nine months ended March 31, 2006 and 2005 from each contract type are as follows:

Nine months ended March 31,	2006	2005

Time and materials	53%	51%
Fixed price or lump sum	32%	34%
Cost-type with various fee arrangements	15%	15%

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

Restructuring Activities

As part of our continuing efforts to better align expenses with revenue levels and to enable the Company to invest in certain growth initiatives, additional restructuring activities were initiated in the fourth quarter of fiscal 2006.  As a result, employee related severance charges of $78 were recorded in the fourth quarter of fiscal 2006.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.  We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.  The condensed consolidated financial statements, as of and for the three and nine months ended March 31, 2006, reflect the impact of SFAS 123(R).  Total non-cash stock-based compensation expense for the three and nine months ended March 31, 2006, were $341 thousand and $981 thousand, respectively.

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

The following table highlights the impact that each of the various assumptions has on determining the fair value of an option or award when using an option-pricing model:

Impact of Inputs to Value of stock Options
Volatility of stock	Higher the volatilty	Higher the value
Expected term	Longer the term	Higher the value
Risk free rate	Higher the rate	Higher the value
Dividend yield	Lower the yield	Higher the value
Exercise price	Lower the exercise price (A)	Higher the value
Stock price (fair value)	Higher the stick price	Higher the value

(A) Presumes exercise price is less than fair value

Income Taxes:  At March 31, 2006 and June 30, 2005, we had approximately $21.9 million and $18.9 million, respectively, of gross deferred income tax benefits.  The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies.  An $1.1 million valuation allowance has been recorded at March 31, 2006 in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.  We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits.  However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.  At March 31, 2006 and June 30, 2005, we had approximately $13.4 million and $13.8 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

Business Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date.  At March 31, 2006 and June 30, 2005, we had approximately $128.3 and $123.1 million of goodwill, respectively, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The assessment of goodwill involves the estimation of the fair value as defined by SFAS 142.

We completed our required annual assessment of the recoverability of our goodwill for fiscal 2006 and 2005.  In performing our goodwill assessment, we used current market capitalization and other factors as the best evidence of fair value.  For instance, we consider a number of other factors including the operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows.  There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.  We completed this assessment during the third quarter of fiscal 2005 and 2006, based on information as of the December 31, 2004 and 2005 assessment dates, and determined that no impairment existed.  Since the assessment dates, our market capitalization has declined; however, at June 30, 2005 and March 31, 2006, our market capitalization was in excess of our carrying amount, and we determined that no impairment existed at June 30, 2005 and March 31, 2006.  There can be no assurance that future events will not result in an impairment of goodwill or other assets.

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

Results of Operations

During the nine months ended March 31, 2006, we continued to face many of the challenges that negatively affected our performance in fiscal 2005. Operating results were not favorable and were significantly impacted by poor operating performance and by certain charges.  Specifically, operating performance was not favorable due to the following pre-tax costs:

•                  Approximately $5.2 million resulting from two significant loss contracts;

•                  Approximately $5.8 million to increase our allowance for doubtful accounts for specific receivables for which management determined it would no longer pursue;

•                  $5.7 million of costs which were primarily associated with Sarbanes-Oxley compliance efforts and the restatement of our consolidated financial statements;

•                  Approximately $2.2 million of costs relating to compliance with forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; and,

•                  Approximately $0.9 million of restructuring costs (see Note 13 to the accompanying consolidated financial statements).

Our results of operations and financial condition throughout the remainder of fiscal 2006 were adversely affected by continued higher—than-expected operating costs, including an increase in costs relating to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our diverse, decentralized operations have resulted in increased compliance costs and the devotion of substantial internal resources.  Bringing our individual business units’ processes into compliance is consistent with our objective to fully integrate acquired operations but has added substantial short-term costs.  In addition, costs associated with the restatement of our consolidated financial statements and costs relating to compliance with our agreements with our lenders (including an increase in the interest rate on the credit facility by an additional 2%), our engagement of Glass & Associates, Inc. for restructuring services primarily related to the re-financing of our credit facility, and legal costs substantially increased our operating costs and adversely affected our fiscal 2006 results of operations and financial condition. Also, the completion of certain loss and low margin contracts entered into prior to fiscal 2006 negatively impacted results during the remainder of fiscal 2006.  The majority of these contracts were completed by the end of fiscal 2006.

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

Energy: The United States is in the early stages of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided an extraordinary business climate for those serving this market. According to a recent Department of Energy (DOE) study, $50 billion to $100 billion of investment is needed to modernize the grid. Transmission owners are responding to these needs and financial incentives of high returns on equity with large investments providing excellent opportunities for our services including: permitting/licensing, engineering, construction for the electric transmission system and development of renewable energy projects. We are well established in the geographic regions where demand for services is the highest.

Environmental:  Market demand for environmental services remains solid, driven by a combination of regulatory requirements and economic factors.  Regulatory focus on new emissions of concern (e.g. mercury, small particulates) is increasing short to mid-term demand for air quality consulting and air measurement services.  Climate change initiatives at the state level, and ultimately the federal level, will sustain market growth for air services beyond the mid-term.  By contrast, the demand for remediation services is being driven less by regulatory requirements and more by the economics of the real estate market.  The remediation of Brownfield sites in urban areas now makes financial sense as governments provide incentives to convert these sites into productive use.  Real estate developers and owners are also increasing their demand for building science services (e.g. mold, water intrusion, indoor air quality) as insurers demand that they better manage risks associated with issues of construction quality.

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

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	1.6	1.5	1.5	1.1
Insurance recoverables	0.2	16.5	0.5	8.6

Operating costs and expenses:
Cost of services	91.1	109.3	93.9	97.1
General and administrative expenses	8.0	6.4	9.4	5.0
Provision for doubtful accounts	2.0	0.6	3.1	0.7
Depreciation and amortization	2.9	3.3	3.0	2.9
Income (loss) from operations	(2.2)	(1.6)	(7.4)	4.0
Interest expense	2.0	1.3	1.9	1.0
Income (loss) before taxes, minority interest, equity earnings and accounting change	(4.2)	(2.9)	(9.3)	3.0
Federal and state income tax provision (benefit)	(1.4)	(1.1)	(3.1)	1.3
Minority interest	—	(0.2)	—	(0.1)
Income (loss) before equity earnings and accounting change	(2.8)	(1.6)	(6.2)	1.8
Equity in earnings from unconsolidated affiliates	—	0.8	—	0.2
Income (loss) before accounting change	(2.8)	(0.8)	(6.2)	2.0
Cumulative effect of accounting change	—	—	—	(0.3)
Net income (loss)	(2.8)	(0.8)	(6.2)	1.7
Dividends and accretion charges on preferred stock	0.3	0.3	0.3	0.3
Net income (loss) applicable to common shareholders	(3.1)%	(1.1)%	(6.5)%	1.4%

Gross revenue increased $8.4 million, or 9.3%, to $98.1 million during the three months ended March 31, 2006 from $89.7 million during the same period in the prior year.  Effectively, all the growth in gross revenue was attributable to organic activities. The increase in the organic revenue was primarily due to: (1) increased demand for our energy related engineering services, resulting in an $2.7 million increase in our revenues for these services in 2006; (2) a $2.3 million increase resulting from a significant contract entered into in late 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm; (3) a $2.2 million increase in exit strategy revenues primarily related to the timing of field activities on certain projects and (4) a $1.7 million increase in our emissions group revenue, due primarily to several large government related contracts that were postponed in 2005, commenced in 2006.

Gross revenue increased $47.8 million, or 18.1%, to $311.6 million during the nine months ended March 31, 2006 from $263.8 million during the same period in the prior year.  Organic activities provided $27.9 million or 58% of gross revenue growth during the nine months ended March 31, 2006, and acquisitions provided the remaining $19.9 million or 42% of the gross revenue growth for the period.  The increase in the organic revenue was primarily due to: (1) increased demand for our energy related engineering services, resulting in an $5.7 million increase in our revenues for these services in 2006; (2) a $14.8 million increase resulting from a significant contract entered into in late 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm; and (3) a $7.7 million increase in exit strategy revenues primarily related to the timing of field activities on certain projects.

NSR increased $11.3 million, or 20.8%, to $65.5 million during the three months ended March 31, 2006 from $54.2 million during the same period in the prior year.  Effectively, all the growth in NSR was attributable to organic activities. The increase in the organic NSR was due, in part, to increased demand for our energy related engineering services, resulting in $2.0 million increase in NSR for these services.  In addition, NSR increased $5.8 million during the three months ended March 31, 2006 as a result of the impact of an exit strategy contract entering into insurance coverage during three months ended March 31, 2005. During the three months ended March 31, 2005, NSR was reduced as a result of the Company recording significant subcontractor costs without a corresponding offset to gross revenue (the offsetting income was recorded to insurance recoverables). On exit strategy contracts we record proceeds from the restricted account held by the insurer as revenue up until the restricted account is depleted.  Insurance proceeds received after the restricted account is depleted are recorded as insurance recoverables. The contract was substantially complete during 2005. The remaining increase was primarily attributable to the increase in industry activity in concert with general economic activity.

NSR increased $18.2 million, or 10.8%, to $186.9 million during the nine months ended March 31, 2006 from $168.7 million during the same period in the prior year.  Organic activities provided $4.2 million or 23% of the NSR growth, and acquisitions provided the remaining $14.0 million or 77% of the NSR growth during the nine months ended March 31, 2006.  The increase in the organic NSR was due, in part, to increased demand for our energy related engineering services, resulting in a $3.4 million increase in NSR for these services.  In addition, NSR increased $6.9 million during the nine months ended March 31, 2006 due to the impact of an exit strategy contract entering into insurance coverage during the nine months ended March 31, 2005, as discussed above. These increases were partially offset by a significant loss contract entered into in late 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm. Organic activities were also negatively affected by the restructuring activities undertaken during the fourth quarter of fiscal 2005 which included the closure of certain unprofitable offices at two of our operations that principally service the infrastructure market.

Interest income from contractual arrangements increased $0.3 million, or 35.9%, to $1.1 million during the three months ended March 31, 2006 from $0.8 million during the same period for the prior year primarily due to higher one-year constant maturity T-Bill rates.

Interest income from contractual arrangements increased $1.1 million, or 63.4%, to $2.9 million during the nine months ended March 31, 2006 from $1.8 million during the same period in the prior year primarily due to higher one-year constant maturity T-Bill rates.

Insurance recoverables decreased $8.9 million, to $0.1 million during the three months ended March 31, 2006 from $9.0 million during the same period in the prior year due to the above referenced exit strategy contract where costs incurred that were covered by insurance.

Insurance recoverables decreased $13.6 million, to $0.9 million during the nine months ended March 31, 2006 from $14.5 million during the same period in the prior year due to the above referenced Exit Strategy contract where costs were incurred that were covered by insurance.

Cost of services (“COS”) increased $0.4 million, or 0.7%, to $59.6 million during the three months ended March 31, 2006 from $59.2 million during the same period in the prior year.  Effectively, all the growth in COS was attributable to organic activities. The increase in the organic COS was primarily due to a $1.0 million increase in billable headcount to service the increased demand for our energy related engineering services. The increase was partially offset by cost savings realized from various restructuring activities undertaken during the fourth quarter of fiscal 2005 at two of our operations that principally service the infrastructure market.

COS increased $11.8 million, or 7.2%, to $175.5 million during the nine months ended March 31, 2006 from $163.8 million during the same period in the prior year.  Organic activities provided $4.0 million or 33.9% of COS, and acquisitions provided the remaining $7.8 million or 66.1% of the COS growth for the nine months ended March 31, 2006.  The increase in the organic COS was primarily due to: (1) $0.9 of restructuring expense incurred to better align expenses with revenues; and (2) a $3.1 million increase in billable headcount to service the increased demand for our energy related engineering services. The increases were partially offset by cost savings realized from various restructuring activities undertaken during the fourth quarter of fiscal 2005 at two of our operations that principally service the infrastructure market.

General and administrative expenses increased $1.7 million, or 50.3%, to $5.2 million during the three months ended March 31, 2006 from $3.5 million during the same period in the prior year.  The increase is primarily attributable to: (1) $0.3 million of costs incurred in connection with our efforts to become compliant with the requirements of Sarbanes-Oxley and the restatements of our consolidated financial statements; (2) $1.1 million of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; and (3) $0.5 million in employee related costs including $0.1 million in incentive compensation costs and $0.2 million in stock-based compensation charges resulting from our adoption of SFAS 123(R).  The remainder of the increase was primarily attributable to additional staffing costs required to support the Company’s growth and compliance efforts.

General and administrative expenses increased $9.1 million, or 107.0%, to $17.5 million during the nine months ended March 31, 2006 from $8.5 million during the same period in the prior year.  The increase is primarily attributable to: (1) $4.1 million of costs incurred in connection with our efforts to become compliant with the requirements of Sarbanes-Oxley and the restatements of our consolidated financial statements; (2) $2.2 million of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; and (3) $1.8 million in employee related costs including $0.8 million in incentive compensation costs and $0.6 million in stock-based compensation charges resulting from our adoption of SFAS 123(R).  The remainder of the increase was primarily attributable to additional staffing costs required to support the Company’s growth and compliance efforts.

The provision for doubtful accounts increased $1.0 million, or 336.6%, to $1.3 million for the three months ended March 31, 2006 from $0.3 million for the same period of the prior year. The increase was the result of charges for specific receivables that management determined it would no longer pursue collection of.

The provision for doubtful accounts increased $4.6 million, or 382.0%, to $5.8 million for the nine months ended March 31, 2006 from $1.2 million for the same period of the prior year. The increase was the result of charges for specific receivables that management determined it would no longer pursue collection of.

Depreciation and amortization increased $0.1 million, or 3.6%, to $1.9 million during the three months ended March 31, 2006 from $1.8 million during the same period in the prior year.  The increase in depreciation and amortization expense in fiscal 2006 is primarily due to additional depreciation expense resulting from capital expenditures completed in fiscal 2006 and 2005.

Depreciation and amortization increased $0.9 million, or 17.7%, to $5.7 million during the nine months ended March 31, 2006 from $4.8 million during the same period in the prior year.  The increase in depreciation and amortization expense in fiscal 2006 is primarily due to: (1) additional amortization of intangible assets related to acquisitions completed in the prior year and (2) additional depreciation expense resulting from capital expenditures completed in fiscal 2006 and 2005.

As a result of the above factors, operating loss increased by 0.5%, to a $1.4 million loss during the three months ended March 31, 2006 from $0.9 million loss during the same period in the prior year.  The increase in the operating loss was primarily attributable to organic activities.

Also as a result of the above factors, operating income decreased by $20.6 million to a $13.8 million loss during the nine months ended March 31, 2006 from $6.8 million in income during the same period in the prior year. Operating loss from organic activities increased by $22.4 million compared to the same period last year, while acquisitions provided $1.8 million of income during the period.

Interest expense increased $0.6 million, or 90.1%, to $1.3 million during the three months ended March 31, 2006 from $0.7 million during the same period in the prior year. The increase resulted from higher interest rates charged in 2006 resulting primarily from events of default and our entering into forbearance agreements with our creditors on our revolving credit facility.  The weighted average interest rate increased from 4.44% during the three months ended March 31, 2005 to 9.67% during the three months ended March 31, 2006.  The average balance outstanding on our credit facility decreased from $49.1 million for the three months ended March 31, 2005 to $45.3 million for the three months ended March 31, 2006.

Interest expense increased $2.0 million, or 122.1%, to $3.6 million during the nine months ended March 31, 2006 from $1.6 million during the same period in the prior year. The increase resulted from: (1) higher interest rates charged in

2006 resulting primarily from events of default and our entering into forbearance agreements with our creditors on our revolving credit facility and (2) higher borrowings to finance prior year acquisitions.  The weighted average interest rate increased from 3.86% during the nine months ended March 31, 2005 to 7.91% during the nine months ended March 31, 2006.  The average balance outstanding on our credit facility increased from $45.8 million for the nine months ended March 31, 2005 to $51.6 million for the nine months ended March 31, 2006.

Equity in earnings from unconsolidated affiliates, net of taxes decreased $0.4 million, or 100.0%, to $0.0 million during the three months ended March 31, 2006 from $0.4 million during the same period in the prior year.  In October 2004, we exercised an option to redeem our investment in an environmental liability management company formed by a customer.  As a result, we received $0.9 million and recognized a gain of $0.5 million (net of initial investment) during fiscal 2005 as equity in losses from unconsolidated affiliates.  The amount earned was related to cost savings generated on an environmental remediation program managed by us.

Equity in earnings from unconsolidated affiliates, net of taxes decreased $0.4 million, or 100.0%, to $0.0 million during the nine months ended March 31, 2006 from $0.4 million during the same period in the prior year.  In October 2004, we exercised an option to redeem our investment in an environmental liability management company formed by a customer.  As a result, we received $0.9 million and recognized a gain of $0.5 million (net of initial investment) during fiscal 2005 as equity in losses from unconsolidated affiliates.  The amount earned was related to cost savings generated on an environmental remediation program managed by us.

The federal and state income tax provision (benefit) represents an effective rate of 33.2% in fiscal 2006 and 41.7% in fiscal 2005.  This decrease was primarily due to losses incurred by certain entities for which no associated state tax benefit has been derived in fiscal 2006.  We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flows provided by operating activities were $8.3 million during the nine months ended March 31, 2006, compared to $18.2 million provided during the same period last year.  Sources of cash generated from operating activities during fiscal 2005 totaled $8.3 million and consisted primarily of: (1) a $27.2 million decrease in restricted investments (primarily related to Exit Strategy contracts in fiscal 2005); (2) a $14.0 decrease in accounts receivable; (3) a $4.3 million decrease in current and long-term insurance recoverable; (4) non-cash expenses of $12.8 million ($5.7 million for depreciation and amortization, $5.8 million for provision for doubtful accounts, $1.0 million of non-cash compensation expense and $0.2 million for non-cash interest income.)   The cash provided was partially offset by: (1) the net loss of $11.7 million; (2) a $27.3 million decrease in current and long-term deferred revenue; and a $5.6 million decrease in accounts payable.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress).  The unbilled receivables are primarily related to work performed in the last few months of the fiscal year.  The magnitude of accounts receivable for a professional services company is typically evaluated as days sales outstanding (“DSO”), which is calculated by dividing both current and long-term receivables by the most recent six-month average of daily gross revenue after adjusting for acquisitions.  DSO, which measures the collections turnover of both billed and unbilled receivables, has decreased to 111 at March 31, 2006 from 120 at June 30, 2005.  Our goal is to reduce DSO to less than 100 days.

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

Investing activities used cash of approximately $10.5 million during the nine months ended March 31, 2006 compared to $32.3 million during the same period last year.  The investments in the nine months ended March 31, 2006 consisted primarily of: (1) $6.6 million for capital expenditures for additional information technology and other equipment to support business growth and (2) $5.1 million for acquisitions (additional purchase price payments related to acquisitions completed in prior years), partially offset by restricted investment returns of $1.1 million.

During the nine months ended March 31, 2006, financing activities provided cash of $1.7 million, primarily consisting of $19.9 million in net proceeds from the issuance of common stock, partially offset by $18.0 million of net payments on our credit facility.

At March 31, 2006, we had borrowings outstanding pursuant to our revolving credit facility of $37.0 million and at an average interest rate of 9.8% for the quarter then ended, compared to $55.0 million of borrowings outstanding at an average interest rate of 5.0% at June 30, 2005.  Events of default occurred under the credit agreement as a result of our failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extend through July 15, 2006.  Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and gradually reduces to $48.0 million by June 30, 2006.  However, the forbearance agreement contained a covenant that required us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement to $42.2 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize derivative financial instruments that expose us to significant market risk.  We are exposed to interest rate risk under our credit agreement.  Our credit facility provided for borrowings at a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.50% to 0.25% per annum.  As of March 31, 2006, events of default had occurred under the credit agreement, among other things, as a result of our failure to deliver timely audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings.  As a result, on November 2, 2005, January 24, 2006, February 15, 2006, and March 15, 2006, we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extended through July 15, 2006.  Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement.  The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and gradually reduces further to $48.0 million by June 30, 2006.  However, the forbearance agreement contained a covenant that required us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of the cash received in the PacLand settlement), effectively reducing the maximum amount available under the credit agreement.  We were also required to pay an additional 2.0% interest on outstanding loans under the credit agreement, to provide the lenders or their consultants full access to our financial records, and to provide the lenders with certain financial and other deliverables.

Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the facility’s maturity date.  Under its original term, the facility matured on March 31, 2008 or earlier at our discretion, upon payment in full of loans and other obligations. On July 17, 2006, we refinanced the amounts owed under our credit facility.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings. Notwithstanding such ineffectiveness, however, these officers and the Company believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

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

Remediation of Material Weakness in Internal Control over Financial Reporting.

Prior to June 30, 2005, and during the three and nine-month periods ended March 31, 2006, we implemented and have continued to implement measures to address the material weakness in our internal control over financial reporting and to improve the integrity of our reporting processes.

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

Changes in Internal Control over Financial Reporting.

Except as described above, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) nor any changes in other factors which occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 14 under Part I, Item 1, “Financial Information.”

Item 1A.  Risk Factors

No material changes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, the Company issued an aggregate of 18,624 shares of unregistered common stock with a market value of approximately $252,000 as part of the consideration paid acquisitions completed in prior years.  The Company also issued 14,668 shares of unregistered common stock with a market value of approximately

$198,000 in lieu of the quarterly cash dividend on its Convertible Redeemable Preferred Stock.  Additionally in March 2006, we sold 2,162,162 shares of common stock in a private placement (including 942,980 shares of treasury stock) at a price of $9.25 per share, resulting in net proceeds of $19.9 million. All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

10.6.1	Stock Purchase Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and purchasers named therein, incorporated by reference to the Company’s Form 8-K filed on March 9, 2006.
10.6.2	Registration Rights Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and the stockholders named therein, incorporated by reference to the Company’s Form 8-K filed on March 9, 2006.
10.7	Amended and Restated Employment Agreement, dated January 25, 2006, by and between TRC Companies, Inc. and Christopher P. Vincze.
10.7.1	Employment Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and Timothy D. Belton, incorporated by reference to the Company’s Form 8-K filed on March 30, 2006.
10.10

Retirement Agreement, dated as of February 9, 2006, by and between TRC Companies, Inc. and Harold C. Elston, Jr. incorporated by reference to the Company’s form 10-K for the fiscal year ended June 30, 2005 filed with the Commission on June 30, 2006.

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