Form 10-K
period 2006-06-30
TRC COMPANIES INC /DE/
filed 2007-02-26
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-9947

TRC COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0853807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21 Griffin Road North
Windsor, Connecticut	06095
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (860) 298-9692

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.10 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2006 was approximately $86,000,000.

On December 31, 2006, there were 18,082,252 shares of common stock of the registrant outstanding.

TRC Companies, Inc.

Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2006

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

Part I

Item 1.                        Business

General Description

TRC Companies, Inc. (hereinafter collectively referred to as “we” or “us”), was incorporated in 1971. We are a national consulting, engineering and construction management firm with approximately 2,500 full- and part-time employees operating out of over 95 locations. We are headquartered in Windsor, Connecticut and our corporate website is www.trcsolutions.com (information on our website has not been incorporated by reference into this Form 10-K). Through a link on the Investor Center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC:  our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) as well as reports filed pursuant to Section 16 of the Exchange Act. All such filings are available free of charge.

Business Strategy

In 1997, we implemented a growth strategy that contributed to an increase in net service revenue from $51 million for fiscal 1997 to $242 million for fiscal 2006, representing a compound annual growth rate of

19%. A significant feature of this strategy was growth through acquisitions which resulted in a decentralized corporate structure under which decision-making and operating controls in many instances were delegated to local management. As we grew, this business model resulted in a duplicative cost structure and inadequate internal controls that ultimately reduced profitability. For instance:

•       seventeen financial systems were being run as of June 30, 2005 resulting in cost inefficiencies, increased costs associated with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and data and communication limitations;

•       a number of different business entities were maintaining their own accounting, human resource and other support functions and operating without appropriate cost control; and

•       risk management processes and execution at some businesses resulted in contract losses and increased administrative costs.

Our new senior management team appointed during fiscal 2006 has developed and is implementing the following action plan to address these issues:

•       Build a Senior Management Team. We built a new management team, including a new Chief Operating Officer and Chief Financial Officer.

•       Emphasize Integration. We are integrating acquired companies into company-wide systems and standardizing processes, controls and reporting. The seventeen financial systems in place at June 30, 2005 were reduced to three at December 31, 2006, and we are moving to have all our operations managed from a single, common platform.

•       Focus on Accountability. As part of our overall integration effort, we are focusing on management accountability, clarifying responsibilities and objectives, and incentives for performance.

•       Improve Working Capital. Since June 30, 2005, we have focused on reducing our working capital needs. Days sales outstanding decreased from 120 days at June 30, 2005 to 100 days at December 31, 2006. Efforts to further reduce days sales outstanding continue.

•       Rationalize Our Cost Structure. In the process of building an integrated core business, staff is being rationalized, real estate is being consolidated, and functions such as risk management, human resources, purchasing, payroll and cash management are being centralized.

•       Improve Internal Controls. Controls over the risk management function have been enhanced such that we believe we should experience reduced losses from contracts compared to our recent experience. As detailed in Part II, Item 9A, “Controls and Procedures,” we have numerous material weaknesses in internal control over financial reporting. We are working to remediate all material weaknesses in internal control over financial reporting during the course of fiscal 2007 and fiscal 2008 and expect to have all material weaknesses remediated by June 30, 2008.

In addition, we plan to:

•       Emphasize Organic Growth. We believe that significant opportunities for additional organic growth exist. As further discussed below under “Services,” we plan to extend services within our existing market areas as well as expand our existing services geographically.

•       Identify Strategic Acquisitions. While organic performance will be our emphasis in the next fiscal year, strategic acquisitions will be selectively evaluated at the appropriate time.

Services

Our services are focused on four principal market areas, namely: Real Estate, Energy, Environmental and Infrastructure. Each area presents different growth opportunities for us.

Real Estate

Our Exit Strategy® program is one of the most innovative and valuable services we offer our clients. The program was pioneered in 1997 and has since created a new market of “risk transfers” for contaminated properties. We remain a market leader with over ninety-five sites under contract, representing over $230.0 million in remediation work.

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

•       Discontinued Operations. When our clients close facilities or purchase redundant facilities as part of a business transaction, they may be faced with the environmental legacy of the properties. By outsourcing the management of these responsibilities to us, our clients can focus their resources on ongoing business operations.

•       Multi-Party Superfund Sites. By law, the cleanup of abandoned, environmentally impaired sites is the responsibility of those businesses that sent waste materials to the site during its period of operation. The typically inefficient and lengthy process of negotiating and managing these cleanups increases the legal and administrative cost burden for the potentially responsible parties. By taking sole responsibility for the site, we eliminate the additional costs and expedite the cleanup schedule.

•       Brownfields Real Estate Development. The redevelopment of commercially viable but environmentally contaminated property is commonly referred to as “brownfields” redevelopment. Frequently, the parties interested in these properties, which typically include the responsible party, a municipality, and a developer, cannot agree on the cost of remediation, the allocation of that cost, and who will perform the remediation. Our Exit Strategy program helps to resolve these issues by defining the cost of remediating the brownfield. With the cost of the remedial effort known, the parties can then settle commercial issues of the proposed development.

Opportunities for our Exit Strategy program have been solid due to several market trends including the following:

•       Increased Merger & Acquisition Activity. The level of domestic merger and acquisition activity has increased. In addition, certain buyers such as foreign companies and private equity funds tend to be more averse to assuming environmental liabilities than traditional buyers of U.S. companies.

•       Industry Consolidation. The increased merger and acquisition activity is also reflective of increased consolidation in certain industries creating more discontinued operations. In the utility industry specifically, the Energy Policy Act encourages consolidation by repealing the Public Utility Holding Company Act which had previously allowed only mergers of contiguous or connected grids.

•       New Accounting Standards. Clarifications to Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” by Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Obligations,” have increased the focus on accounting recognition and disclosure of the cost of cleaning up contaminated idle facilities. This increase in recognition and disclosure has prompted companies to explore ways to remove these liabilities from their books.

•       Increased Real Estate Prices. Due to developments in certain markets, more contaminated properties are now “right-side up,” in that the commercial value of the property exceeds projected cleanup costs.

•       Urban In-Filling. State and local government policies with respect to suburban sprawl as well as the increasing costs of developing land not previously developed, or “greenfield” sites, have made previously undesirable contaminated urban sites attractive candidates for redevelopment.

•       Brownfields Real Estate Development. We believe that significant opportunities exist to extend our real estate services through the acquisition, redevelopment, and sale of brownfield properties.

Energy

Energy has been our fastest growing market and its rate of growth is expected to continue. We are a national leader in providing environmental, engineering and compliance services for electric generating, electric transmission, natural gas transmission and liquefied natural gas projects.

Our comprehensive environmental consulting services offered to energy clients include: site selection and feasibility assessment; multidisciplinary licensing for brownfield and greenfield development sites; acquisition due diligence and auditing; compliance testing; site remediation; and environmental management system development. We provide engineering services for electrical substation and transmission facilities including: power system studies; engineering and design; construction management; testing and commissioning; and engineering, procurement and construction project implementation. Our clients for environmental and energy engineering services include many of the country’s leading utilities and private energy developers, natural gas companies and financial institutions.

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

Across all energy market segments that we serve, there is a convergence of factors supporting substantial future growth. Increasing demand for energy has now been supplemented by numerous incentives contained in the Federal Energy Policy Act of 2005 (“the Act”). The following sections briefly analyze energy demand and the federal incentives by market segment:

•       Generation. After a slowdown in the construction of new electric generating facilities between 2002 and 2004, plans for the construction of new facilities have increased. The fundamental drivers for this market are: a projected annual growth rate of approximately 2% in the nation’s peak electricity requirements; limited transmission capacity in certain high demand regions of the country; and transitioning of fuels from higher priced natural gas and oil to lower priced coal.

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

We recognized the potential for growth in the transmission market when we acquired E/Pro in 2002. E/Pro is a leading provider of engineering services in the Northeast for power substations and transmission lines. We are now extending these capabilities for transmission and distribution services to other regions of the country.

•       Natural Gas. As the nation seeks to reduce its dependence on foreign oil, the conversion to renewables and “clean coal” will be insufficient to meet the growing demand for energy. Increased natural gas supplies must be part of the interim solution. Demand is projected to grow at an annual rate of 1.5% between 2006 and 2020. To increase gas supplies several actions are necessary:  (1) new domestic gas fields must be developed; (2) new facilities to import foreign liquefied natural gas (“LNG”) must be developed; and (3) the pipeline infrastructure must be reinforced and expanded. We provide consulting services to support each of those actions.

Market demand and incentives in the Act are hastening the development of natural gas fields in the inter-mountain West. We are particularly well-positioned to assist developers of these fields because of our significant local presence and our broad expertise with environmental impact issues.

Currently, LNG is about 2.8% of the United States supply of natural gas. It is projected to grow to 16% by 2030. New LNG terminals are essential to accommodate the import of LNG from foreign sources. The siting and licensing issues are complex, and we believe that we have the leading team in the U.S. to address these issues. We have assisted clients during the development of twenty-one of the thirty-four LNG projects approved by or proposed to the FERC.

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

Our scientists, engineers and other technical professionals provide services to a wide range of clients including industrial and natural resource companies, railroads, real estate companies, and federal and state agencies. In many instances, our services to these clients are channeled to us by leading law firms or financial institutions. Environmental services provided by us include due diligence assessments to support acquisitions and divestitures by companies; investigation and remediation of impaired sites; licensing of new and expanded facilities; environmental compliance, auditing and support; design and engineering of pollution control and waste management facilities; natural and cultural resource management; and litigation support. We have particular expertise in air quality issues, emissions control and monitoring, and in the building sciences related to indoor environmental exposures.

Demand for environmental services has traditionally been driven by compliance requirements under federal, state and local laws. At the federal level, the most active regulatory programs have been under the Resource Conservation and Recovery Act, the Comprehensive Response, Compensation and Liability Act, the Clean Air Act, and the Clean Water Act. While we expect that requirements under these programs and their state counterparts will continue to be a moderate driver for our services, other market factors are also creating growth opportunities in the following areas:

•       Air Quality Issues. We believe that demand for air quality consulting services will continue to grow over the next decade for a variety of reasons, including: (1) control technology requirements in the Clean Air Act, e.g., the Best Available Retrofit Technology requirements for certain air emission sources; (2) new emission reduction requirements in response to global climate change concerns such as regional greenhouse gas initiatives and voluntary emission reduction programs by multinational corporations that are preceding any U.S. federal program; (3) continued litigation over a variety of air issues such as compliance enforcement and toxic tort claims; and (4) the need for new energy sources worldwide. We are well positioned to service this growing market for air quality consulting. We believe that our staff includes some of the world’s top experts in air modeling, meteorology, and exposure analysis. We also believe that we have the largest air emissions measurements staff in the U.S.

•       Building Sciences. Indoor environmental exposures have captured national attention with recent emphasis on “sick building syndrome” and microbial issues (mold). Physical injury claims have initially driven demand for consulting services in this area; however, the related risks of business interruptions and property devaluations are fueling a more significant and sustained market. Insurance companies, commercial and residential developers, building management companies and hospitality chains are increasingly seeking assistance in proactively managing these risks. We are a leading provider of these services with experts in industrial hygiene, toxicology, epidemiology and building construction.

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

Infrastructure

Our services for our infrastructure clients are primarily related to: (1) expansion of infrastructure capacity in geographic areas where population growth and demographic change is occurring; (2) rehabilitation of overburdened and deteriorating infrastructure systems; and (3) management of risks related to security of public and private facilities. The TRC infrastructure business has evolved into nine distinct service lines:

Building Systems:   Building automation systems and design, central plant design, integrated systems design, facility commissioning, facility energy management program implementation, and structural analysis for building rehabilitation.

Construction Management:   Program management, project management, construction engineering and inspection, QA/QC, estimating and scheduling

Geographic Information Systems & Mapping:   Data modeling, terrain analysis, shoreline management analysis, total station mapping, terrain analysis, GIS services and resource mapping.

Geotechnical Engineering:   Subsurface exploration, laboratory testing, geotechnical assessments, seismic engineering and quality assurance testing.

Hydraulics and Hydrological Studies:   Aquifer testing, ground water modeling & yield analysis, scour and erosion studies, storage/distribution systems, FEMA studies, and watershed modeling.

Land Development:   Planning, design and construction management of development projects for municipal and private sector clients including master planning; land survey, traffic studies, storm water management, utility design, and site engineering.

Municipal Engineering:   Planning, design and construction management of potable water and wastewater treatment systems; master drainage planning; street, roadway and site drainage; dam analysis and design and master drainage planning.

Transportation:   Planning, design and construction management of road, highway, bridge and aviation facilities, including EIS studies, marine engineering, seismic analysis and traffic engineering,

Security:   Vulnerability assessments; engineering and structural improvements for public and private infrastructure facilities; design and implementation of security and surveillance systems; blast resistance design, disaster recovery planning and force protection analysis.

We believe that the overall market for our infrastructure services is strong and growing and that legislation such as The Safe Accountable Flexible and Efficient Transportation Equity Act—A Legacy for Users (“SAFETEA-LU”), as well as other programs at the federal, state and local levels will fuel substantial market activity.

Clients

We provide services to a broad range of private and public sector clients. The approximate percentage of fiscal 2006, 2005 and 2004 net service revenue attributable to private versus public sector clients is as follows:

	2006	2005	2004
Private sector (industrial, commercial and financial)	79%	74%	71%
State and local governments	18%	22%	24%
Federal government	3%	4%	5%

No single client accounts for more than 10% of our net service revenue in any of the years indicated above.

The table below provides representative clients during the past five years:

AES Enterprises	General Electric	Waste Management
ASARCO	General Motors	State Departments of
BNSF	Hanson PLC	Transportation
British Petroleum/Amoco	KB Homes	—California
Centex	Kinder Morgan	—New Jersey
Cisco Systems	Lockheed Martin	—New York
Connecticut Resources Recovery	Orange County, CA	—Pennsylvania
Authority	Pfizer	—West Virginia
Consolidated Edison	PG & E Corporation	—Texas
Conoco Phillips	Sempra Energy	U.S. Government
Constellation Energy	Shea Homes	—Environmental Protection Agency
Duke Energy	Sun Oil	—Department of Defense
El Paso Energy	The Irvine Company	—Federal Aviation Authority
Entergy	The Trump Organization
ExxonMobil	Unocal

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

Despite the competitive nature of our markets, the majority of our work comes from repeat orders from long-term clients because we are one of the leading service providers in the markets we address. For example, we believe that we are one of the top providers of licensing services for large energy projects. Further, we believe we are the market leader in complete outsourcing of site remediation services through our Exit Strategy program. In general, we believe that we have a competitive advantage when we can provide innovative services that offer integrated solutions to clients seeking to reduce operational and environmental risks.

Backlog

At June 30, 2006, our net contract backlog (excluding the estimated costs of pass-through charges) was approximately $235.0 million, as compared to approximately $213.0 million at June 30, 2005. Approximately 60% of backlog is typically completed in one year. In addition to this net contract backlog, we hold open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our net contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

Employees

As of June 30, 2006, we had approximately 2,500 full- and part-time employees. Approximately 85% of these employees are engaged in performing environmental, energy and infrastructure engineering and consulting, risk management, construction management and information management services for clients. Many of these employees have master’s degrees or their equivalent, and a number have Ph.D. degrees. Our professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. Except for limited circumstances within our infrastructure business, none of our employees are represented by a union. We consider our relationships with our employees to be good.

Contracts with the U.S. Government and Agencies of State and Local Governments

We have contracts with agencies of the U.S. government and various state agencies that are subject to examination and renegotiation. We believe that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on our operating results, financial position or cash flows.

For fiscal 2006, 2005 and 2004, agencies of the U.S. government (principally the U.S. Environmental Protection Agency and the U.S. Department of Defense) accounted for 3%, 4% and 5%, respectively, of our net service revenue. Agencies of state and local governments accounted for 18%, 22% and 24%, respectively, of our net service revenue over those same periods.

Regulatory Matters

Our businesses are subject to various rules and regulations at the federal, state and local government levels. We believe that we are in compliance with these rules and regulations. We have the appropriate licenses to bid and perform work in the locations in which we operate. We have not experienced any significant limitations on our business as a result of regulatory requirements. We do not believe any changes in law or changes in industry practice would limit bidding on future projects.

Patents, Trademarks and Licenses

We have a number of trademarks, service marks, copyrights and licenses. None of these are considered material to our business as a whole.

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

We have incurred significant losses in fiscal 2006 and 2005, and may continue to incur such losses in the future. If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financing, we may be unable to fund future operations.

As reflected in our consolidated financial statements, we have incurred net losses applicable to common shareholders of $24.6 million and $8.0 million in our fiscal years ended June 30, 2006 and 2005, respectively. In addition, our working capital has declined from approximately $69.5 million as of June 30, 2005 to $23.4 million at June 30, 2006. We are taking action to return the Company to profitability and generate positive cash flow from operations. Specifically, we are enhancing our controls over project acceptance, which we believe will significantly reduce the level of contract losses; we are increasing the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; we are improving the timeliness of customer invoicing, and enhancing our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense, reducing our reliance on our revolving credit agreement; and  we are improving project management, which we believe will result in significantly higher levels of project profitability. If we are unable to improve our operating performance we may not have sufficient working capital to fund our operations.

Our loan agreement contains restrictive covenants.

We finance our operations through borrowings under our credit facility and also through cash generated by our operating activities. We failed to comply with certain covenants under our prior revolving credit facility. As such, we had been required to enter into forbearance agreements with our previous lenders and we were operating under a forbearance agreement until the July 17, 2006 refinancing. On July 17, 2006, we entered into a new $50.0 million revolving credit facility and paid off the amount outstanding under the prior loan agreement. Our new credit facility contains covenants which, among other things, require us to: maintain minimum levels of earnings before interest, taxes, depreciation, and amortization; maintain a minimum level of backlog; and sets a maximum limit on capital expenditures. Any future failure to comply with our covenants under our credit facility could result in events of default which, if not cured or waived, could trigger prepayment obligations and also could result in higher fees or other costs similar to those incurred in fiscal 2006. If we were forced to refinance borrowings under our credit facility, we can provide no assurance that we would be successful in obtaining such refinancing. Even if such refinancing were available, the terms could be less favorable, and our results of operations and financial condition could be adversely affected by increased loan fees and interest rates on amounts borrowed.

Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We did not timely file with the SEC our Forms 10-K for fiscal 2006 and 2005, or our interim reports on Forms 10-Q for fiscal 2006, and we have not yet filed with the SEC our Forms 10-Q for the quarterly periods ended September 30, 2006 and December 31, 2006. Consequently, we are not compliant with the reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) or the requirements of the New York Stock Exchange (the “NYSE”). Our inability to timely file our periodic reports with the SEC involves a number of potentially significant risks, including:

•       If the NYSE ceases to grant us extensions to file our periodic reports, it has the right to begin proceedings to delist our common stock. A delisting of our common stock could have a material adverse effect on us by, among other things:

•        reducing the liquidity and market price of our common stock;

•        reducing the number of investors willing to hold or acquire our common stock, thereby restricting our ability to obtain equity financing; and

•        violating private placement stock purchase agreements.

•       A breach could be declared under our revolving credit facility if our lenders cease to grant us extensions to file our periodic reports, which may result in the lenders declaring our outstanding loans due and payable in whole or in part.

•       We may have difficulty retaining our clients and obtaining new clients and in obtaining project bonding.

•       We may have difficulty retaining or hiring key employees.

•       We are not eligible to use a registration statement to offer and sell publicly tradable securities, which prevents us from accessing the public capital markets.

•       Until we are current in our SEC filings, there will not be adequate current public information available to permit certain resales of restricted securities pursuant to Rule 144 under the Securities Act, which could have a detrimental effect on our relations with individuals or entities who hold restricted securities.

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

We are dependent on contracts with the federal, state and local governments.

We estimate that contracts with agencies of the U.S. government and various state and local governments represent approximately 21% of our net service revenue. Therefore, we are materially dependent on various contracts with such governmental agencies. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds, and changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government.

The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.

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

The markets for many of our services are highly competitive. There are numerous professional architectural, engineering and consulting firms and other organizations which offer many of the services offered by us. We compete with many companies, some of which have greater resources than we do. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, we face competition from the use by our clients of in-house staff.

We are and will continue to be involved in litigation.

We are, and expect in the future to be, named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes, professional liabilility, or claims for personal injury or property damage.  To date, we have been able to obtain liability insurance for the operation of our business. However, if we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity which could impair our operations.

If our subcontractors fail to perform their contractual obligations on a project, we could be exposed to loss of reputation and additional financial or performance obligations that could result in reduced profits or losses.

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

Circumstances or events which could create large cash outflows include losses resulting from fixed-price contracts, remediation of environmental liabilities, adverse legal awards, unexpected costs or losses resulting from acquisitions, project completion delays, failure of clients to pay, professional liability or personal injury claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $126.3 million as of June 30, 2006. We also have other identifiable intangible assets of $6.8 million, net of accumulated amortization as of June 30, 2006. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets on our financial statements. We reported a net loss to common shareholders of $24.6 million for the fiscal year ended June 30, 2006, including impairment charges totaling $2.2 million relating to the write-off of trade names due to our decisions to both concentrate on enhancing our TRC brand and discontinue the use of numerous other brands in our continuing operations, and $0.3 million goodwill impairment related to the disposition of our Bellatrix Environmental Consultants, L.L.C. business unit, as well as a loss on disposal before taxes of $5.3 million related to our divestiture of the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together “PacLand”) within our discontinued operations. If we continue to report losses in the future, the likelihood of needing to record additional impairment charges increases. If a determination that a significant impairment in value of our goodwill, unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Such a write off would materially affect our earnings and shareholders’ equity.

The value of our equity securities could continue to be volatile.

Our common stock has experienced substantial price volatility. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•       Our financial results, including revenue, profits, days sales outstanding, backlog, and other measures of financial performance or financial condition;

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

•       Material internal control weaknesses;

•       Continued failure to timely file periodic reports; and

•       Stock exchange delisting.

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or attract key employees. Many of these key employees are granted stock options, the value of which is dependent on the performance of our stock price.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of, and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations, and New York Stock Exchange rules, are creating additional disclosure and other compliance and remediation requirements for us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance and remediation activities.

We have established a new management team.

During the past two years, we have made substantial changes in our senior management team, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In addition, a number of other management positions have recently been filled. Because of the lack of familiarity of the new management team with our company, there is the risk that our new management team will not be able to execute our business plan and that initiatives could be implemented that would adversely affect the business.

We are highly dependent on key personnel.

The success of our business depends on our ability to attract and retain qualified employees. We need talented and experienced personnel in a number of areas to support our core business activities. An inability to attract and retain sufficient qualified personnel could harm our business. Turnover among certain critical staff could have a material adverse effect on our ability to implement our strategies and on our results of operations.

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems.

In fiscal 2007, we began implementation of a new company-wide enterprise resource planning (ERP) system, principally for accounting and project management. During fiscal 2007, we plan to convert all of our operating units to our new ERP system. In the event we do not complete the project according to plan, we may experience difficulty in accurately and timely reporting financial information. In addition, unforeseen complications could negatively impact project data flow and billing information which could result in reduced cash flows due to delays in issuing invoices to our clients or other reasons, which could adversely affect the timely collection of cash. Further, it is possible that the cost or schedule of completing this project could exceed our current projections and negatively impact future operating results.

We have found material weaknesses in our internal controls that require remediation.

As we disclose in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2006. While we are in the process of correcting our internal control weaknesses, the material  weaknesses in internal control over financial reporting that have been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and we are able to conclude that such internal controls are operating effectively. Pending the successful completion of such implementation and testing of the internal controls, we will perform additional procedures to reduce the risk that material weaknesses in internal control over financial reporting result in material errors to the financial statements. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. Any failure to implement and maintain the improvements in the internal controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could result in errors in the financial statements that would not be prevented or detected, or cause us to fail to meet our reporting obligations. We cannot assure you that we will not identify additional material weaknesses in our internal controls in the future. Any failure to improve the identified material weakness or any identification of any additional material weaknesses could cause investors to lose confidence in our reported financial information which could have a negative impact on the trading price of our stock.

There are risks associated with our acquisition strategy.

A significant portion of our historic growth strategy had been to acquire other companies. We may continue to acquire companies on a selective basis as an element of our long-term growth objectives. Acquisitions involve risks that include the risk of paying more than the target company is worth and the risk of not successfully integrating the target company into our operations.

Our services expose us to significant risks of liability and it may be difficult to obtain or maintain adequate insurance coverage or bonding capacity.

Our services involve significant risks that may substantially exceed the fees we derive from our services. Our business activities expose us to potential liability for professional negligence, personal injury and property damage among other things. We cannot predict the magnitude of such potential liabilities. In addition, our ability to perform certain services is dependent on our ability to obtain adequate insurance as well as bid,  performance and payment bonds.

We obtain insurance from insurance companies to cover our potential risks and liabilities. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks. In addition, our ability to obtain bonding is dependent on financial performance and has been significantly curtailed by our late filing of financial reports. An inability to obtain certain insurance, as well as bonds, could result in our inability to provide certain services that could result in lower revenues, lower profits, or losses.

Our liability for damages due to legal proceedings may harm our operating results or financial condition.

Various legal proceedings are currently pending against us and certain of our subsidiaries. We cannot predict the outcome of these proceedings with certainty. In some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. If we sustain damages that exceed our insurance coverage or that are not covered by insurance, there could be a material adverse effect on our business, operating results, financial condition or cash flows.

Our failure to properly manage projects may result in additional costs or claims.

Our engagements often involve a variety of projects some of which are large scale and complex. Our performance on projects depends in large part upon our ability to manage the relationship with our clients and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If we miscalculate, or fail to properly manage, the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual obligations, our operating results could be adversely affected. Further, any defects, errors or failures to meet our clients’ expectations could result in claims for damages against us.

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

We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include: underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays, price increases for materials, poor project management or quality problems, and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

Accounting for a fixed-price contract requires judgments relative to assessing the contract’s estimated risks, revenue and estimated costs as well as technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is difficult and subject to many variables. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. If we are unable to accurately estimate the overall revenue or costs on a contract, we may experience a lower profit or incur a loss on the contract.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results.

Our net contract backlog as of June 30, 2006 was approximately $235 million. We cannot guarantee that the net service revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We provide our services through a network of 95 offices located nationwide. We lease approximately 706,500 square feet of office and commercial space to support these operations. In addition, a subsidiary of ours owns a 26,000 square foot office/warehouse building in Austin, Texas. This property is subject to a deed of trust in favor of the lenders under our principal credit facility. All properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy projects, some of our subsidiaries have taken title to sites on which those activities are being performed.

Item 3.                        Legal Proceedings

We are subject to claims and lawsuits typical of those filed against engineering and consulting companies. We carry liability insurance, including professional liability insurance, against such claims, subject to certain deductibles and policy limits. Except as described herein, we are of the opinion that the resolution of these claims and lawsuits will not likely have a material adverse effect on our business, operating results, financial position and cash flows.

In re: Tropicana Garage Collapse Litigation - Superior Court New Jersey, Atlantic County, 2004.   One of our subsidiaries has been named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey. That subsidiary has also been named a defendant in other actions for business claims related to the parking garage. The subsidiary (along with other contractors) is covered under an insurance program specific to this project (the “wrap-up program”). To the extent the wrap-up program is exhausted, the subsidiary will rely on its own insurance coverage. While accepting coverage under a reservation of rights under the subsidiary’s professional liability insurance policy, the subsidiary’s carrier has denied coverage and filed a declaratory judgment action with respect to coverage under two other policies which provide commercial general liability coverage. The subsidiary had a limited inspection role in connection with the construction, and we believe that it has meritorious defenses. However, an adverse decision in these cases could result in substantial damages. The ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect on our business, operating results, financial position and cash flows.

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005.   One of our subsidiaries was engaged by the New York City Department of Transportation (“NYCDOT”) to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York. A motorist and his wife commenced litigation alleging that, during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured. The subsidiary (along with other project contractors) has been named in the suit. In a separate action, the general contractor on that project has sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project. The subsidiary had no significant on-site role and we believe that the subsidiary was not the cause of the collapse. Although the ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect, management believes the subsidiary has meritorious defenses and is adequately insured. In a separate but related matter, the subsidiary entered into an agreement in September 2005 with NYCDOT under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $0.3 million and NYCDOT $0.5 million and agreed for a limited period of time not to bid on engagements with New York City agencies. These settlement amounts, which were fully accrued at June 30, 2005, were paid in fiscal 2006.

McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005.   One of our subsidiaries has been named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash. It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico, the helicopter collided with the line. The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the alleged accident, and management believes the subsidiary has meritorious defenses and is adequately insured. The ultimate outcome of this matter cannot be predicted at this time. However it could have a material adverse effect on our business, operating results, financial position and cash flows.

Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005.   We are a defendant in litigation brought by the seller of a small civil engineering firm which we acquired in September 2004. The seller, an individual, is alleging that we breached certain provisions of the stock purchase agreement related to the acquisition. We have counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller. Although the ultimate outcome cannot be predicted at this time, an adverse resolution of this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

City of Rowlett v. Hunter Associates, Inc., et. al. in the 101st District Court of Dallas County, Texas, 2006.   One of our subsidiaries was named as a defendant in a lawsuit brought by the City of Rowlett, Texas. The City is alleging that the design of a sewer line did not adequately address potential corrosion issues. The outcome of this case cannot be predicted at this time; however, damages alleged are substantial and an ultimate adverse determination of the case could have a material adverse effect on our business, operating results, financial position and cash flows.

East Palo Alto Hotel Development, LLC v. Lowney Associates, et al, California Superior Court, San Francisco County, 2006.   One of our subsidiaries was named as a defendant in a lawsuit brought by East Palo Alto Hotel Development, LLC.  The subsidiary contracted with the developer of a hotel complex in East Palo Alto, California to provide geotechnical investigation and related services in connection with the development of the complex.  The developer claims costs for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project. The subsidiary is continuing to investigate this matter. We believe the subsidiary has meritorious defenses and is adequately insured.

Fagin et. al. v. TRC Companies, Inc. et. al., in the 44th District Court of Dallas County, Texas, 2005.   Sellers of a business acquired by TRC in 2000 allege that the purchase price was not accurately calculated based on the net worth of the acquired business and allege that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated. The case is in the initial discovery phase, and the ultimate outcome of this matter cannot be predicted at this time. Management believes it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

East River Realty Company LLC v. TRC Companies, Inc. et. al., United States District Court for the Southern District of New York, 2006.   The owner of sites on which we are performing demolition and environmental remediation services pursuant to an Exit Strategy contract brought an action for injunctive relief and damages alleging that we were obligated to enroll the sites into an alternate New York state voluntary regulatory cleanup program. Although we believed we had meritorious defenses, we entered into a settlement agreement with the plaintiff which stayed the proceedings and any damage claims and under which we consented to enrolling certain of the sites into the alternate program subject to the plaintiff obtaining certain required consents. In addition, the plaintiff agreed to pay certain costs of ours and indemnify us from future costs related to the program.

Miguel Zanabria and Monica Arce v. The Bank of New York Company, Inc. et. al.; Monica Arce and Miguel Zanabria v. the Bank of New York Company, Inc., et. al.; Jose Vaca v. The Bank of New York Company, Inc., United States District Court for the Southern District of New York, 2006.   In November 2006, a subsidiary of ours was named as a defendant (along with a number of other defendants) in these three cases which are pending in the United States District Court for the Southern district of New York and are styled under the caption “In Re World Trade Center Lower Manhattan Disaster Site Litigation.”  The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, and that plaintiffs were injured. As the cases have just been brought, there is insufficient information to assess the subsidiary’s involvement in these matters.

Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $3.5 million at June 30, 2006 and $3.1 million at June 30, 2005. We have also recorded insurance recovery receivables related to these accruals of $1.8 million at June 30, 2006 and $0.8 million at June 30, 2005. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on our business, operating results, financial position and cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2006, we issued an aggregate of 74,893 shares of unregistered common stock with a market value of $1.1 million as additional consideration earned in the fiscal year on acquisitions completed in prior years. We also issued 55,359 shares of unregistered common stock with a market value of $692 thousand in lieu of the quarterly cash dividends on our convertible redeemable preferred stock. In addition in March 2006, we sold 2,162,163 shares of common stock in a private placement (including 942,980 shares of treasury stock) at a price of $9.25 per share, resulting in net proceeds of $19.9 million. All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Our common stock is traded on the New York Stock Exchange under the symbol “TRR.”   The following table sets forth the high and low per share prices for the common stock for the fiscal years ended June 30, 2006 and 2005 as reported on the New York Stock Exchange:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$15.60	$11.27	$19.00	$13.96
Second Quarter	15.68	10.66	18.70	16.39
Third Quarter	13.70	9.07	17.20	13.14
Fourth Quarter	13.50	9.10	15.62	10.40

As of December 5, 2006, there were 260 shareholders of record and, as of that date, we estimate there were approximately 2,200 beneficial owners holding our common stock in nominee or “street” name.

To date we have not paid any cash dividends on our common stock. The payment of dividends in the future will be subject to financial condition, capital requirements and earnings. However, future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated.

Equity Compensation Plan Information

The following table provides information as of June 30, 2006 for compensation plans under which our equity securities are authorized for issuance:

	a	b	c
Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
TRC Companies, Inc. Restated Stock Option Plan	3,052,977	$11.49	277,430
Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—
Total	3,052,977	$11.49	277,430

 Item 6.                     Selected Financial Data

The following table provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto. We restated our fiscal 2004 and 2003 financial statement primarily to correctly account for certain components of our exit strategy program. Our consolidated financial statements for 2002 have also been restated; however, the restated consolidated financial statements for fiscal 2002 have not been audited.

	Statements of Operations Data, for the years ended June 30,
	2006(1)	2005(1)	2004(1)	2003(1)	2002(1)
					(unaudited)
	(in thousands, except per share data)
Gross revenue	$401,214	$363,391	$354,400	$298,278	$253,861
Less subcontractor costs and other direct reimbursable charges	158,821	140,004	125,600	87,253	79,096
Net service revenue	242,393	223,387	228,800	211,025	174,765
Interest income from contractual arrangements	4,054	2,578	1,877	3,002	5,428
Insurance recoverables	1,053	14,969	(18)	556	(342)
Operating costs and expenses:
Cost of services	231,971	220,502	194,982	183,974	144,707
General and administrative expenses	24,604	14,663	8,568	5,106	5,580
Provision for doubtful accounts(2)	8,066	4,959	3,138	3,036	2,138
Goodwill and intangible asset write-offs(3)	2,170	3,625	—	—	—
Depreciation and amortization	6,964	6,188	5,723	5,142	3,457
	273,775	249,937	212,411	197,258	155,882
Operating income (loss)	(26,275)	(9,003)	18,248	17,325	23,969
Interest expense	4,545	2,438	1,462	1,400	1,136
Income (loss) from continuing operations before taxes, minority interest, equity earnings (losses) and accounting change	(30,820)	(11,441)	16,786	15,925	22,833
Federal and state income tax provision (benefit)	(10,232)	(3,778)	6,971	6,248	8,736
Minority interest earnings	—	(470)	(217)	—	—
Income (loss) from continuing operation before equity earnings (losses) and accounting change	(20,588)	(7,193)	10,032	9,677	14,097
Equity in earnings (losses) from unconsolidated affiliates, net of income taxes	9	344	(295)	(435)	(612)
Income (loss) from continuing operations before accounting change	(20,579)	(6,849)	9,737	9,242	13,485
Discontinued operations, net of taxes(4)	(3,268)	176
Cumulative effect of accounting change, net of taxes(5)	—	(589)	—	—	—
Net income (loss)	(23,847)	(7,262)	9,737	9,242	13,485
Dividends and accretion charges on preferred stock	751	766	735	766	377
Net income (loss) available to common shareholders	$(24,598)	$(8,028)	$9,002	$8,476	$13,108

Basic earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(1.40)	$(0.54)	$0.66	$0.65	$1.09
Discontinued operations, net of taxes	(0.22)	0.01	—	—	—
Cumulative effect of accounting change	—	(0.04)	—	—	—
	$(1.62)	$(0.57)	$0.66	$0.65	$1.09
Diluted earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(1.40)	$(0.54)	$0.62	$0.61	$1.00
Discontinued operations, net of taxes	(0.22)	0.01	—	—	—
Cumulative effect of accounting change	—	(0.04)	—	—	—
	$(1.62)	$(0.57)	$0.62	$0.61	$1.00
Weighted average shares outstanding:
Basic	15,168	14,109	13,689	13,090	12,025
Diluted	15,168	14,109	14,550	13,917	13,571
Cash dividends declared per common share	—	—	—	—	—
Balance Sheet Data at June 30,
Assets	$483,805	$516,253	$449,438	$446,206	$384,965
Long-term debt, including current portion	40,453	59,980	43,787	44,959	24,353
Redeemable preferred stock	15,000	14,941	14,824	14,711	14,603
Shareholders’ equity	143,558	145,048	146,784	130,903	109,664

(1)           We completed nine acquisitions in fiscal 2005, one acquisition in fiscal 2004, and seven acquisitions in each of fiscal 2003 and 2002 which impacted period to period comparisons. See Note 8 to the accompanying consolidated financial statements for a discussion of acquisitions completed in fiscal years 2005 and 2004.

(2)           During the three months ended September 30, 2005, the Company determined that the provision for doubtful accounts was incorrectly classified in cost of services within operating costs and expenses. Management has concluded that the misclassification was not material to the consolidated financial statements, and accordingly, the prior periods presented have been corrected by presenting the provision for doubtful accounts as a separate line item.

(3)           During fiscal 2006, the Company recorded an impairment charge for $2.2 million related to trade-name intangible assets. During fiscal 2005, the Company recorded impairment charges of $3.6 million related to its CEG joint venture. See Note 9 to the accompanying consolidated financial statements for a discussion of our goodwill and intangible assets.

(4)           The Company sold PacLand and committed to sell Bellatrix in the fourth quarter of fiscal 2006. See Notes 2 and 8 to the accompanying consolidated financial statements for discussions of our discontinued operations.

(5)           In fiscal 2004, we changed the method of accounting for certain investments. See Note 2 to the accompanying consolidated financial statements for a discussion.

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

OVERVIEW

We are an engineering, consulting, and construction management firm that provides integrated services to the environmental, energy, infrastructure, and real estate markets. Our multidisciplinary project teams provide turnkey services to help our clients implement complex projects from initial concept to delivery and operation. A broad range of commercial, industrial, and governmental clients depend on us for customized and complete solutions to their toughest business challenges. We provide our services to commercial organizations and governmental agencies almost entirely in the United States of America.

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

The types of contracts with our clients and the approximate percentage of net service revenue (“NSR”) for the years ended June 30, 2006, 2005 and 2004 from each contract type are as follows:

Years ended June 30,	2006	2005	2004
Time and materials	57%	54%	50%
Fixed price or lump sum	29%	30%	32%
Cost type with various fee arrangemets	14%	16%	18%

In the course of providing our services, we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report NSR, net of subcontractor costs and other direct reimbursable costs, which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

For analytical purposes only, we categorize our revenue into two types: acquisition and organic. Acquisition revenue consists of revenue derived from newly acquired companies during the first twelve months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisition revenue.

Our cost of services includes professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our general and administrative expenses are comprised primarily of our corporate headquarters’ costs related to corporate executive management, finance, accounting, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

Recent Events

As previously announced, effective as of December 31, 2005, Richard Ellison, our former Chief Executive Officer, retired from that position and Christopher Vincze, our then Chief Operating Officer, was appointed Chief Executive Officer. On March 6, 2006, we announced the appointment of Timothy Belton as our new Chief Operating Officer.  In addition, effective April 30, 2006, Harold C. Elston, Jr., our then Chief Financial Officer, retired from that position and Carl d. Paschetag, Jr. was appointed Chief Financial Officer, effective April 30, 2006.

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

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement (the “Subordinated Loan Agreement”) with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5,000 from Federal Partners. The loan bears interest at a fixed rate of 9% per annum. In addition, we issued a ten-year warrant to purchase up to 66 shares of our common stock to Federal Partners at an exercise price equal to $.01 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between us and Federal Partners.

On October 31, 2006, the Credit Agreement was amended (the “First Amendment”) to modify certain of the terms under the Credit Agreement which among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of “Eligible Unbilled Accounts” under the Credit Agreement, and changed the schedule for delivery of certain reports.

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5,000 to $7,500.

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

Impairment of Long-Lived Assets

During the fourth quarter of fiscal 2006, in conjunction with our decision to unite its various subsidiaries under one trade name, we assigned useful lives to its trade name intangible assets which were previously classified as indefinite-lived intangible assets. As required by SFAS 142, prior to beginning to amortize the assets, we tested for impairment, concluding their carrying values exceeded their fair values. Accordingly, we recorded impairment charges totaling $2,170 during the fourth quarter of 2006.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Our accounting policies are described in Note 2 of the Notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:

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

Other Contract Matters

We have fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. These proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as “interest income from contractual arrangements” on the consolidated statement of operations.

The net proceeds held by the insurer, and interest growth thereon, are recorded as an asset (current and long-term restricted investment) on our consolidated balance sheet, with a corresponding liability related to the net proceeds (current and long-term deferred revenue). Consistent with our other fixed price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. Under this method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We utilize an efforts-expended cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Pursuant to SOP 81-1, certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring.

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

Stock-Based Compensation:   On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. The consolidated financial statements as of and for the year ended June 30, 2006 reflect the impact of SFAS 123(R). Total non-cash stock-based compensation expense for the year ended June 30, 2006 was $1.3 million, which consisted primarily of stock-based compensation expense related to employee stock option awards recognized under SFAS 123(R).

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
(A) Presumes exercise price is less than fair value

Income Taxes:   At June 30, 2006 and 2005, we had approximately $26.2 million and $18.9 million, respectively, of gross deferred income tax benefits. The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies. A $1.4 million valuation allowance has been recorded in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized. We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits. However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels. At June 30, 2006 and 2005, we had approximately $13.3 million and $13.8 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

Business Acquisitions:   Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date. At June 30, 2006, we had approximately $126.3 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the unit below its carrying value. The assessment of goodwill involves the estimation of the fair value of our units as defined by SFAS 142.

We completed our required annual assessment of the recoverability of goodwill for fiscal 2006. In performing our goodwill assessment we used current market capitalization and other factors as the best evidence of fair value. We  also consider a number of other factors including the operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Management completed this assessment during the third quarter of fiscal 2006, based on information as of the December 31, 2005 assessment date, and determined that no impairment existed. Since the assessment date, our market capitalization has declined; however, at June 30, 2006, our market capitalization was in excess of our carrying amount, and management determined that no impairment existed at June 30, 2006. There can be no assurance that future events will not result in an impairment of goodwill or other assets.

Long-Lived Assets:   We periodically assess the recoverability of the unamortized balance of our long-lived assets, including intangible assets, based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets would be recognized as an impairment loss.

Consolidation:   We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under generally accepted accounting principles.

Voting Interest Entities.   Voting interest entities are entities in which: (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” (“ARB 51”) as amended. ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, we consolidate voting interest entities in which we have a majority voting interest.

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

Equity-Method Investments.   When we do not have a controlling financial interest in an entity but exert significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation or 3%–5% to 50% for a partnership or Limited Liability Company) and have an investment in common stock or in-substance common stock, we account for our investment in accordance with the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Insurance Matters, Litigation and Contingencies:   In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This practice may subject us to some future liability for which we are only partially insured or are completely uninsured. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, we accrue the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Results of Operations

In fiscal 2006, we continued to face many of the challenges that negatively affected our performance in fiscal 2005. Operating results were not favorable and were significantly impacted by poor operating performance and by certain charges. Specifically, operating performance results were not favorable due to the following pre-tax costs:

•       Approximately $8.2 million resulting from three significant loss contracts;

•       Approximately $8.1 million to increase our allowance for doubtful accounts for specific receivables that management determined it would no longer pursue collection of;

•       $5.8 million of accounting-related costs primarily associated with Sarbanes-Oxley compliance efforts and the restatement of our consolidated financial statements;

•       Approximately $3.4 million of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services;

•       An impairment charge of approximately $2.2 million to adjust the carrying value of certain trade name intangible assets;

•       Approximately $1.0 million for restructuring; and

•       A loss on disposal charge of approximately $5.3 million related to the divestiture of PacLand included in discontinued operations.

We are taking action to significantly reduce these levels of losses and costs. Specifically, we are enhancing our controls over project acceptance, which we believe will significantly reduce the level of contract losses; we are increasing the level of experience of our accounting personnel in order to improve our internal controls and reduce compliance costs; we are improving the timeliness of customer invoicing, and enhancing our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense; and we are improving project management, which we believe will result in significantly higher levels of project profitability.

Despite the unfavorable results business activity remains strong across all of our markets:

Real Estate:   Industry activity has remained strong. Backlog for Exit Strategy projects remains stable but our backlog of real estate development and investment projects increased, and demand for our commercial land development and redevelopment services (including brownfield development) remains strong. The labor market for civil engineers for land development projects remains tight in many areas, demanding an ongoing focus on recruiting senior professionals. We envision continued growth in this market in 2007.

Energy:   The nation is in the early stages of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided an extraordinary business climate for those serving this market. According to a recent Department of Energy (DOE) study, $50 billion to $100 billion of investment is needed to modernize the grid. Transmission owners are responding to these needs and financial incentives of high returns on equity with large investments providing excellent opportunities for our services including: permitting/licensing, engineering, construction for the electric transmission system and development of renewable energy projects. We are well established in the geographic regions where demand for services is the highest.

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

Infrastructure:   The recent passage of the TEA-21 successor highway and transit bill, SAFETEA-LU, will continue to provide stable funding for current and new transportation projects. Additionally, all 50 states now have approved budgets for fiscal year 2007; however, some states are moving more quickly than others to release funding and initiate projects. With improving conditions in many states and certainty regarding federal funding, we anticipate growth in this market in 2007.

The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for the years ended June 30:

	2006	2005	2004
Net service revenue	100.0%	100.0%	100.0%
Interest income from contractual arrangements	1.7	1.2	0.8
Insurance recoverables	0.4	6.7	—
Operating costs and expenses:
Cost of services	95.7	98.7	85.2
General and administrative expenses	10.1	6.6	3.7
Provision for doubtful accounts	3.3	2.2	1.4
Goodwill and intangible asset write-offs	0.9	1.6	—
Depreciation and amortization	2.9	2.8	2.5
Operating income (loss)	(10.8)	(4.0)	8.0
Interest expense	1.9	1.1	0.7
Income (loss) from continuing operations before taxes, minority interest, equity earnings (losses) and accounting change	(12.7)	(5.1)	7.3
Federal and state income tax provision (benefit)	(4.2)	(1.7)	3.1
Minority interest earnings	—	(0.2)	(0.1)
Income (loss) from continuing operations before equity earnings (losses) and accounting change	(8.5)	(3.2)	4.3
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	—	0.1	(0.1)
Income (loss) from continuing operations before accounting change	(8.5)	(3.1)	4.2
Discontinued operations, net of taxes	(1.3)	0.1	—
Cumulative effect of accounting change, net of taxes	—	(0.3)	—
Net income (loss)	(9.8)	(3.3)	4.2
Dividends and accretion charges on preferred stock	0.3	0.3	0.3
Net income (loss) applicable to common shareholders	(10.1)%	(3.6)%	3.9%

Results of Operations

2006 Compared to 2005

	Year Ended June 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Gross revenue	$401,214	$363,391	$37,823	10.4%
Subcontractor costs and other direct reimbursable charges	158,821	140,004	18,817	13.4
Net service revenue	242,393	223,387	19,006	8.5
Cost of services	231,971	220,502	11,469	5.2
General and administrative expenses	24,604	14,663	9,941	67.8
Provision for doubtful accounts	8,066	4,959	3,107	62.7
Goodwill and intangible asset write-offs	2,170	3,625	(1,455)	(40.1)
Depreciation and amortization	6,964	6,188	776	12.5
Operating loss	26,275	9,003	17,272	191.8
Interest expense	4,545	2,438	2,107	86.4
Federal and state income tax benefit	10,232	3,778	6,454	170.8
Equity in earnings from unconsolidated affiliates, net of taxes	9	344	(335)	(97.4)
Discontinued operations, net of taxes	(3,268)	176	(3,444)	(1,956.8)

Gross revenue increased $37.8 million, or 10.4%, to $401.2 million in fiscal 2006 from $363.4 million in fiscal 2005. Acquisitions provided $13.6 million of gross revenue growth in fiscal 2006, while gross revenue from organic activities grew by $24.2 million in that same period. The increase in the organic gross revenue was primarily due to the following: (1) increased demand for our energy related engineering services, resulting in an $9.6 million increase in our revenues for these services in 2006; (2) a $14.0 million increase resulting from a significant contract entered into in late 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm; and (3) a $3.8 million increase in our emissions group revenue, due primarily to several large government related contracts that were postponed in 2005, and recommenced in 2006. These increases were offset by a $7.1 million decline in revenue due to a significant infrastructure security contract, which was substantially complete in 2005.

Net service revenue (“NSR”) increased $19.0 million, or 8.5%, to $242.4 million in fiscal 2006 from $223.4 million in fiscal 2005. Acquisitions provided $9.7 million of NSR growth in fiscal 2006, while NSR from organic activities increased by $9.3 million in fiscal 2006 compared to fiscal 2005. The growth in organic NSR was due, in part, to a $4.8 million increase in demand for our energy related engineering services. In addition, NSR increased $10.1 million in 2006 as a result of an exit strategy contract entering into insurance coverage during fiscal 2005. During 2005, NSR was reduced as a result of the Company recording significant subcontractor costs without a corresponding offset to gross revenue (the offsetting income was recorded to insurance recoverables). On exit strategy contracts we record proceeds from the restricted account held by the insurer as revenue up until the restricted account is depleted. Insurance proceeds received after the restricted account is depleted are recorded as insurance recoverables. The contract was substantially complete during 2005. The above increases were partially offset by $4.7 million less NSR from a significant infrastructure security contract, which was substantially complete in 2005.

Interest income from contractual arrangements increased $1.5 million, or 57.3%, to $4.1 million in fiscal 2006 from $2.6 million in fiscal 2005 primarily due to higher one-year constant maturity T-Bill rates.

Insurance recoverables decreased $13.9 million, or 93.0%, to $1.1 million in fiscal 2006 from $15.0 million in fiscal 2005 due to the aforementioned Exit Strategy contract where costs were incurred that were covered by insurance. The contract was substantially complete in 2005.

Cost of services (“COS”) increased $11.5 million, or 5.2%, to $232.0 million in fiscal 2006 from $220.5 million in fiscal 2005. Acquisitions accounted for approximately $7.8 million, or 67.8%, of the increase in fiscal 2006 compared to 2005 while organic cost of services accounted for $3.7 million or 32.2% of the increase. The increase in the organic COS growth was primarily due to a $4.2 million increase in billable headcount to support the increased demand for our energy related engineering services and a $6.2 million increase in contract losses primarily associated with three large contracts. The increases were partially offset by costs savings realized from various restructuring activities undertaken during the fourth quarter of fiscal 2005 and throughout 2006.

General and administrative expenses increased $9.9 million, or 67.8%, to $24.6 million in fiscal 2006 from $14.7 million in fiscal 2005. The 2006 increase is primarily attributable to the following: (1) $3.4 million of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; (2) $2.6 million of accounting and related costs primarily associated with the restatements of our consolidated financial statements; and (3) $2.2 million in employee related costs including $0.9 million in incentive compensation costs primarily related to the amendment of certain existing compensation arrangements and $0.8 million (of the $1.3 million total) of stock-based compensation charges which are included in general and administrative expenses resulting from our adoption of SFAS 123(R).

Goodwill and intangible asset write-offs decreased $1.4 million, or 40.1%, to $2.2 million in fiscal 2006 from $3.6 million in fiscal 2005. During the fourth quarter of fiscal 2006, in conjunction with management’s decisions to unite our various subsidiaries under one trade name, we assigned useful lives to our trade names which were previously classified as indefinite-lived intangible assets. As a result, we determined that the carrying value of trade names exceeded the fair value generated by those assets, and, we recorded an impairment charge of approximately $2.2 million during the fourth quarter of 2006. During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within our Co-Energy (“CEG”) subsidiary. Based on our 50% co-investor’s unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, we decided not to provide the additional investment necessary to allow for recovery of CEG. Therefore, in June 2005, we recorded an impairment charge of $2.6 million to write-off CEG goodwill  and a $1.0 million impairment charge to write-off the intangible assets of CEG.

The provision for doubtful accounts increased $3.1 million or 62.7% to $8.1 million in fiscal 2006 from $5.0 million in fiscal 2005. The increase is due to several specific receivables that management determined it would no longer pursue collection of and an increase in our gross revenue.

Depreciation and amortization increased $0.8 million, or 12.5%, to $7.0 million in fiscal 2006 from $6.2 million in fiscal 2005. The increase in depreciation and amortization expense in fiscal 2006 is primarily due to additional depreciation expense resulting from capital expenditures completed in fiscal 2006 and 2005.

As a result of the above factors, the operating loss increased by $17.3 million, or 191.8%, to a $26.3 million loss in fiscal 2006 from a $9.0 million loss in fiscal 2005. Acquisitions provided $1.5 million of operating income in fiscal 2006. The operating loss, exclusive of acquisitions, increased by $18.8 million due to the reasons above.

Equity in earnings from unconsolidated affiliates, net of taxes decreased $0.3 million, or 97.4%, to $9.0 thousand in fiscal 2006 from $0.3 million in fiscal 2005. In October 2004, we exercised an option to redeem our investment in an environmental liability management company formed by a customer. As a result, we received $0.9 million and recognized a gain of $0.5 million during fiscal 2005 as equity in earnings from unconsolidated affiliates. The amount earned was related to cost savings generated on an environmental remediation program managed by us.

Discontinued operations, net of taxes decreased $3.4 million, to a $3.3 million loss in fiscal 2006 from income of $0.2 million in fiscal 2005. In the fourth quarter of fiscal 2006 the Company sold PacLand and committed to sell Bellatrix. The fiscal 2005 results include approximately ten months of activity for Bellatrix (a first quarter fiscal 2005 acquisition) and six months of activity for PacLand (a third quarter fiscal 2005 acquisition). The fiscal 2006 results include a $0.3 million (pre-tax) impairment charge on the assets held for sale of Bellatrix and a $5.3 million (pre-tax) loss on disposal related to the PacLand divestiture.

In fiscal 2006, interest expense increased $2.1 million, or 86.4%, to $4.5 million from $2.4 million in fiscal 2005. The increase was due to higher interest rates charged throughout the year due to forbearance agreements with our lenders resulting from events of default on our revolving credit facility. The weighted average interest rate increased from 4.1% in fiscal 2005 to 8.5% in fiscal 2006. The average balance outstanding on our credit facility increased from $47.6 million in fiscal 2005 to $48.7 million in fiscal 2006.

The federal and state income tax provision (benefit) represents an effective rate of 33.2% in fiscal 2006 and 33.0% in fiscal 2005. We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

2005 Compared to 2004

	Year Ended June 30,		Change
	2005	2004	$	%
	(Dollars in thousands)
Gross revenue	$363,391	$354,400	$8,991	2.5%
Subcontractor costs and other direct reimbursable charges	140,004	125,600	14,404	11.5
Net service revenue	223,387	228,800	(5,413)	(2.4)
Cost of services	220,502	194,982	25,520	13.1
Provision for doubtful accounts	4,959	3,138	1,821	58.0
Goodwill and intangible asset write-offs	3,625	—	3,625	100.0
Operating income (loss)	(9,003)	18,248	(27,251)	(149.3)
Interest expense	2,438	1,462	976	66.8
Federal and state income tax (benefit) provision	(3,778)	6,971	(10,749)	154.2
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	344	(295)	639	216.6

Fiscal 2005 operating results were not favorable and were significantly impacted by poor operating performance and by certain charges. Specifically, operating performance results were not favorable due to: (1) increasing organic operating costs despite declining organic revenue, primarily at our infrastructure offices; (2) higher than anticipated Sarbanes-Oxley compliance costs; and (3) the postponement of several large government-related emissions tests. Additionally, we incurred significant costs associated with loss contracts identified during fiscal 2005. We also recorded several charges, cumulatively equal to approximately $6.4 million, that were either not incurred (or incurred to a lesser extent) in fiscal 2004, including the following:

•       Approximately $1.6 million to increase our allowance for doubtful accounts for specific receivables that management determined it would no longer pursue collection of;

•       Approximately $2.0 million for contract loss reserves;

•       Approximately $1.1 million to write off certain distributed generation assets (electrical generators, related equipment and engineering designs) whose value has declined primarily due to high natural gas costs;

•       Approximately $0.9 million for restructuring costs to reduce and rebalance the workforce within a portion of our infrastructure group; and

•       Approximately $0.8 million for a settlement with the New York City Department of Transportation related to an infrastructure group contract for construction support services.

As discussed in Note 2 to the consolidated financial statements, pursuant to the requirements of FIN 46(R), we consolidated the financial statements of Co-Energy in the fourth quarter of fiscal 2004 and all of fiscal 2005 as it was determined that we were the primary beneficiary of Co-Energy (a variable interest entity or “VIE”). As such, the fiscal 2004 financial data presented only reflects the operations of CEG for the fourth quarter of fiscal 2004.

Gross revenue increased $9.0 million, or 2.5%, to $363.4 million in fiscal 2005 from $354.4 million in fiscal 2004. Acquisitions provided $12.3 million of gross revenue growth in fiscal 2005, while gross revenue from organic activities experienced a $3.3 million decline in fiscal 2005 compared to fiscal 2004 primarily due to a decrease in exit strategy revenues as discussed in the NSR section below.

NSR decreased $5.4 million, or 2.4%, to $223.4 million in fiscal 2005 from $228.8 million in fiscal 2004. Acquisitions provided $11.2 million of NSR growth in fiscal 2005, while NSR from organic activities experienced a $16.6 million decline in fiscal 2005 compared to fiscal 2004. Organic activities continued to be affected by challenging economic conditions, particularly for large capital projects which generally lag behind initial periods of economic upturns. NSR from organic activities decreased during fiscal 2005 compared to fiscal 2004, primarily due to the postponement of several large government-related emissions tests and the softness in the infrastructure market which resulted in an estimated NSR decrease of approximately $10.9 million in fiscal 2005. In addition, organic NSR decreased $14.0 million which was primarily attributable to an Exit Strategy contract which went into insurance coverage during fiscal 2005. On exit strategy contracts, we record proceeds from the restricted account held by the insurer as revenue up until the restricted account is depleted. Insurance proceeds received after the restricted account is depleted are recorded as insurance recoverables. During 2004, prior to the exit strategy contract reaching insurance coverage, proceeds were recorded as revenue whereas in fiscal 2005 insurance proceeds received were reported as an insurance recoverable. The adverse impacts of the above items were partially offset by $3.9 million of higher revenue attributable to increased demand from our energy clients.

Interest income from contractual arrangements increased $0.7 million, or 37.3%, to $2.6 million in fiscal 2005 from $1.9 million in fiscal 2004 primarily due to higher one-year constant maturity T-Bill rates.

Insurance recoverables increased $15.0 million, to $15.0 million in fiscal 2005 from $18 thousand in fiscal 2004 due to the Exit Strategy contract where costs were incurred that were covered by insurance.

COS increased $25.5 million, or 13.1%, to $220.5 million in fiscal 2005 from $195.0 million in fiscal 2004. Acquisitions accounted for approximately $9.0 million, or 35.3%, of the increase in fiscal 2005 compared to fiscal 2004 while organic cost of services increased $16.5 million or 64.7%. Specifically, organic COS increased due to the approximately $7.5 million of cost increases at two of our operations that principally service the infrastructure market. The increased costs were primarily attributable to new office openings, increases in staff headcount and higher than expected marketing costs. These additional costs were not supported by a corresponding increase in NSR. As a result a $0.9 million restructuring charge was recorded in the fourth quarter of fiscal 2005 to reduce the workforce within these offices. Organic COS also increased by $3.1 million to support growing customer demand from our energy clients. To serve this increase in demand, we increased our billable headcount. In addition, organic COS in fiscal 2005 includes the following charges: (1) approximately $2.0 million of contract loss reserves; (2) a $1.1 million write-off related to certain distributed generation assets whose value has declined primarily due to high natural gas costs; and (3) a $0.8 million settlement with the New York City Department of Transportation related to a contract for construction support services.

General and administrative expenses increased $6.1 million, or 71.1%, to $14.7 million in fiscal 2005 from $8.6 million in fiscal 2004. In fiscal 2005, we incurred approximately $3.8 million of costs in connection with our efforts to become compliant with the requirements of Sarbanes-Oxley. The remainder of the increase was primarily related to a $1.5 million increase in litigation related costs and other internal costs related to Sarbanes-Oxley.

Provision for doubtful accounts increased $1.8 million and 58.0% to $5.0 million in fiscal 2005 from $3.1 million in fiscal 2004. The increase is due to approximately $1.6 million for doubtful accounts charges incurred in the year ended June 30, 2005 for specific receivables that management determined it would no longer pursue collection of.

During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within the CEG reporting unit. Based on our 50% co-investor’s unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, we decided not to provide the additional investment necessary to allow for any anticipated recovery of CEG. As required by SFAS 142, we performed a two-step interim impairment test to confirm and quantify the impairment. During step one, we determined that the goodwill recorded in the CEG reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets. The fair value of the reporting unit was estimated using the discounted cash flow method. In order to quantify the impairment, we performed step two by allocating the fair value of the CEG reporting unit to the reporting unit’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS 141. The resulting implied value of the CEG reporting unit’s goodwill was $0, primarily as a result of management’s decision, subsequent to June 30, 2005, not to provide the additional investment necessary to allow for any anticipated recovery of CEG. Therefore, in June 2005, we recorded an impairment charge of $2.6 million to write off the goodwill and we recorded a $1.0 million impairment charge to write-off the intangible assets of CEG.

Depreciation and amortization increased $0.5 million, or 8.1%, to $6.2 million in fiscal 2005 from $5.7 million in fiscal 2004. The increase in depreciation and amortization expense in fiscal 2005 is primarily due to: (1) the amortization of intangible assets related to acquisitions completed in fiscal 2005 and (2) the additional depreciation expense resulting from capital expenditures in fiscal 2005 and 2004.

As a result of the above factors, the operating income decreased by $27.2 million, or 149.3%, to a $9.0 million loss in fiscal 2005 from $18.2 million in income in fiscal 2004. Acquisitions provided $2.9 million of income from operations in fiscal 2005. Operating income (loss), exclusive of acquisitions, decreased by $30.1 million due to the reasons above.

Equity in earnings (losses) from unconsolidated affiliates, net of taxes increased $0.6 million to $0.3 million earnings in fiscal 2005 from a loss of $0.3 million in fiscal 2004. In October 2004, we exercised an option to redeem our investment in an environmental liability management company formed by a customer. As a result, we received $0.9 million and recognized a gain of $0.5 million during the three months ended March 31, 2005 as equity in earnings from unconsolidated affiliates. The amount earned was related to cost savings generated on an environmental remediation program managed by us. Equity in earnings for CEG was $0 in fiscal 2005 as CEG was consolidated as a VIE. The CEG’s equity loss of $0.3 million in fiscal 2004 was for the first three fiscal quarters of the year prior to the consolidation of CEG.

In fiscal 2005, interest expense increased $0.9 million, or 66.8%, to $2.4 million from $1.5 million in fiscal 2004. The increase resulted primarily from higher borrowings to finance acquisitions and higher interest rates throughout the year.

The federal and state income tax provision (benefit) represents an effective rate of 33.0% in fiscal 2005 and 41.5% in fiscal 2004. This decrease was primarily due to losses incurred by certain entities for which no associated state tax benefit has been derived as well as minority interest losses on which no tax benefit is available in fiscal 2005.

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

Cash flows provided by operating activities were $9.6 million in fiscal 2006, compared to $21.4 million in fiscal 2005. In fiscal 2006, we reported a net loss of $23.8 million while we generated cash from operating activities of $9.6 million. Sources of cash generated from operating activities during fiscal 2006 consisted primarily of: (1) a $19.1 million reduction in restricted investments due to work performed on Exit Strategy contracts in excess of both increases in restricted investments for new Exit Strategy contracts and interest earned on the restricted investments; (2) $8.1 million of non-cash expense for an increase in the allowance for doubtful accounts; (3) $7.8 million in non-cash expenses for depreciation and amortization; (4) a $4.6 million decrease in insurance recoverable due to insurance proceeds received related to Exit Strategy contracts; (5) a $5.1 million decrease in accounts receivable due to increased collection efforts; (6) a $4.4 million increase in accrued compensation and benefits; (7) $5.3 million in non-cash expenses related to discontinued operations; (8) a $3.1 million increase in accounts payable; and (9) $2.2 million of non-cash expense for intangible asset write-offs. The sources of cash were partially offset by uses of cash and consisted primarily of the (1) $23.8 million net loss; (2) a $20.5 million decrease in deferred revenue that resulted from work performed primarily on Exit Strategy contracts being in excess of prepayments received on work to be performed; and (3) an $8.7 million increase in deferred income taxes and incomes taxes payable.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last few months of the fiscal year. The magnitude of accounts receivable for a professional services company is typically evaluated as days sales outstanding (“DSO”), which we calculate by dividing both current and long-term receivables by the most recent four-month average of daily gross revenue after adjusting for acquisitions. DSO, which measures the collections turnover of both billed and unbilled receivables, has decreased to 110 at June 30, 2006 from 120 at June 30, 2005. Our goal is to reduce DSO to less than 100 days.

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

Investing activities used cash of approximately $11.4 million in fiscal 2006 compared to $35.4 million in fiscal 2005. The investments in fiscal 2006 consisted of $7.8 million for capital expenditures for additional information technology and other equipment to support business growth and $5.2 million for additional purchase price payments related to acquisitions completed in prior years. Partially offsetting cash used for capital expenditures and additional purchase price payments for acquisitions were $1.4 million of restricted investments related to Exit Strategy projects.

During fiscal 2006, financing activities provided cash of $1.5 million. This consisted of $19.9 million of proceeds from the issuance of common stock and $0.2 million of proceeds received by us upon the exercise of stock options and warrants. On March 6, 2006, we sold 2,162,163 shares of our common stock, $0.10 par value per share, at a price of $9.25 per share pursuant to a Purchase Agreement by and among us and the investors named therein. Of the shares sold, 942,980 were issued from treasury and 1,219,183 were newly issued. The Private Placement resulted in $20.0 million in gross proceeds that were used by us to reduce debt and for general corporate purposes. The private placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended. Partially offsetting the sources of cash from the common stock offering and the exercise of stock options and warrants were uses of cash of $17.9 million to repay balances owed on our revolving credit facility and $0.8 million in payments on long-term debt.

Cash flows provided by operating activities were $21.4 million in fiscal 2005, compared to $10.3 million in fiscal 2004. Sources of cash generated from operating activities during fiscal 2005 consisted primarily of: (1) $17.3 million from increases in accounts payable (primarily related to higher subcontractor costs in Q4 fiscal 2005 compared to Q4 fiscal 2004); (2) $15.5 million from an increase in deferred revenues (related to the award of new Exit Strategy contracts in fiscal 2005); (3) an $8.1 million increase in environmental remediation liabilities; (4) $7.1 million from an increase in other accrued liabilities (primarily due to (1) increased Sarbanes-Oxley and audit costs in fiscal 2005 and an (2) an increase in contract loss reserves); (5) a $5.8 million increase in restricted investments (primarily related to the award of new Exit Strategy contracts in fiscal 2005); and, (6) non-cash expenses of $10.9 million ($6.6 million for depreciation and amortization, $5.0 million for the provision for doubtful accounts and a $0.7 million benefit for changes in deferred taxes and other non-cash items). The cash provided was partially offset by: (1) a $21.7 million increase in accounts receivable which is explained below; (2) a $9.1 million increase in long-term prepaid insurance (related to the award of new Exit Strategy contracts in fiscal 2005); and (3) a $4.3 million increase in insurance recoverable primarily related to one Exit Strategy project.

Investing activities used cash of $35.4 million in fiscal 2005 compared to $11.1 million in fiscal 2004. The investments in fiscal 2005 consisted of: (1) $17.6 million for acquisitions (approximately $13.1 million for fiscal 2005 acquisitions and approximately $4.5 million for additional purchase price payments related to acquisitions completed in prior years); (2) $6.3 million for capital expenditures for additional information technology and other equipment to support business growth; and (3) $12.3 million of restricted investments related to Exit Strategy projects. The cash used was partially offset by $0.8 million for investments in unconsolidated affiliates.

During fiscal 2005, financing activities provided cash of $13.9 million, consisting of $14.5 million of net borrowings from our credit facility to support investing activities and $1.4 million from the exercise of stock options and warrants, partially offset by $2.0 million to repay long-term debt.

Debt at June 30, 2006 and 2005 is comprised of the following (in thousands):

	2006	2005
Revolving credit agreement	$37,100	$55,000
6% to 8.25% subordinated notes payable	1,837	4,572
Capitalized lease obligations	1,516	408
	40,453	59,980
Less current portion	37,608	14,924
Long-term debt	$2,845	$45,056

At June 30, 2006, we had borrowings outstanding pursuant to our revolving credit facility of $37.1 million at an interest rate of 10.5% (which includes the additional 2% per the forbearance agreement as noted below), compared to $55.0 million of borrowings outstanding at an average interest rate of 5.2% at June 30, 2005. Events of default occurred under the credit agreement as a result of our failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios due to lower than expected earnings. As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, we entered into forbearance agreements and global amendments to the credit agreement with our lenders that extended through July 15, 2006. Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement. The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and further reduced to $48.0 million by June 30, 2006. The forbearance agreement contained a covenant that required the Company to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of the cash received in the PacLand settlement), which effectively reduced the maximum amount available under the credit agreement to $42.2 million at June 30, 2006. We had $5.1 million in unused availability that we could borrow at June 30, 2006.

Under the forbearance agreement, we were required to pay an additional 2% interest on outstanding loans under the credit agreement and to provide the lenders or their consultants full access to our financial records and provide the lenders with certain financial and other deliverables. We also agreed that we would not, without the consent of the lenders, incur additional indebtedness, pledge any of our assets, pay any cash dividends or make any distributions to our shareholders, except with respect to the payment of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of our assets. In addition, borrowings under the credit agreement were collateralized by all our assets.

On July 17, 2006 we entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent, and we entered into a three-year subordinated loan agreement (the “Subordinated Loan”) with Federal Partners, L.P., a significant stockholder of TRC, pursuant to which we borrowed $5.0 million. The Credit Agreement provides us with a five-year senior revolving credit facility of up to $50.0 million determined on a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability. The Credit Agreement contains covenants which, among other things, require us to maintain a minimum EBITDA (in thousands) of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24.0 million for the fiscal year ended June 30, 2010. We must maintain average monthly backlog of $190.0 million. Capital expenditures are limited (in thousands) to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.

Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other subordinated loan agreements. The proceeds of the Credit Agreement were utilized to repay the existing credit facility in full.

The Subordinated Loan bears interest at a fixed rate of 9% per annum. In addition, in connection with the subordinated loan we issued a ten-year warrant to purchase up to 66 thousand shares of our common stock to Federal Partners at an exercise price equal to $.01 per share, pursuant to the terms and conditions of a Warrant Agreement dated July 19, 2006, between us and Federal Partners.

Annual maturities of the subordinated notes during each of the fiscal years ending June 30, 2007, 2008, 2009, 2010, 2011 and thereafter are $300, $377, $0, $0, $0 and $1,160, respectively.

Annual maturities of the capitalized lease obligations during each of the fiscal years ending June 30, 2007, 2008, 2009, 2010, 2011 and thereafter are $208, $167, $157, $149, $149 and $686, respectively.

We have had several recent financing events as described in this Report, the most recent of which occurred in December 2006. Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, and our availability on our existing line of credit will be sufficient to meet working capital and capital requirements.

Contractual Obligations

The following table sets forth, as of June 30, 2006, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates of between 8.25% to 10.50% for estimating future interest payment obligations) under contracts, such as debt and lease agreements. The rate used to project the future interest payments on our subordinated notes was 8.25%. The rate used to project the future interest payments on our long-term debt was 10.50% and included the 2.0% additional interest discussed in the Liquidity and Capital Resources section above:

	Payments due by period
Contractual Obligations	Total	Year 1	Years 2–3	Years 4–5	Beyond
Revolving credit facility	$37,260	$37,260	$—	$—	$—
Subordinated notes	2,485	311	440	—	1,734
Operating leases	41,372	11,850	16,273	8,455	4,794
Capitalized lease obligations	1,516	208	324	298	686
Total contractual obligations	$82,633	$49,629	$17,037	$8,753	$7,214

We have entered into several long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites. See Note 17 to the accompanying consolidated financial statements for additional discussion of the obligations pursuant to Exit Strategy contracts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $13.6 million in fiscal 2006, $12.9 million in fiscal 2005, and $12.3 million in fiscal 2004. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in Contractual Obligations.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As this interpretation is effective for fiscal years beginning after December 15, 2006, we will adopt FIN 48 on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The cumulative effect of the change on retained earnings in the statement of financial position will be disclosed in the year of adoption only. We have not completed our evaluation of the effect of adoption of FIN 48. However, due to the fact that we have established tax positions in previously filed tax returns and are expected to take tax positions in future tax returns to be reflected in the financial statements, the adoption of FIN 48 may have a significant impact on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We will adopt this standard on July 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We currently do not utilize derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our credit agreement. At June 30, 2006, our credit facility provided for borrowings at a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranged from 0.50% to 0.25% per annum. Events of default occurred under the credit agreement, among other things, as a result of our failure to deliver timely audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratios. As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, we entered into forbearance agreements and global amendments to our credit agreement with our lenders that extended through July 15, 2006. Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement. The maximum amount available under the credit agreement reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and further reduced to $48.0 million at June 30, 2006. However, the forbearance agreement contained a covenant that required us to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of the cash received in the PacLand settlement), which effectively reduced the maximum amount available under the credit agreement. We were also required to pay an additional 2% interest on outstanding loans under the credit agreement, to provide the lenders or their consultants full access to our financial records and to provide the lenders with certain financial and other deliverables.

As previously discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading of “Liquidity and Capital Resources”, on July 17, 2006, we entered into a $50.0 million credit facility and repaid amounts outstanding under our previous credit facility.

At June 30, 2006, we had $37.1 million outstanding on our revolving credit facility at an interest rate of 10.5%. If both the borrowings outstanding and interest rates in effect at June 30, 2006 were to remain outstanding under the new credit facility for fiscal 2007, interest expense would be approximately $3.9 million. Using the same assumptions, interest expense would increase by $390 thousand if interest rates are 10% higher and decrease by $390 thousand if interest rates are 10% lower.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

As discussed in Note 2 to the consolidated financial statements, the Company (1) adopted SFAS No. 123 (Revised 2004), Share-Based Payment, effective July 1, 2005, (2) changed its method of accounting for investments in certain limited liability companies effective July 1, 2004 as a result of adopting EITF 03-16, Investments in Limited Liability Companies, and (3) adopted the provisions of FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in fiscal 2004.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 21, 2007

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

Years ended June 30,	2006	2005	2004
Gross revenue	$401,214	$363,391	$354,400
Less subcontractor costs and other direct reimbursable charges	158,821	140,004	125,600
Net service revenue	242,393	223,387	228,800
Interest income from contractual arrangements	4,054	2,578	1,877
Insurance recoverables	1,053	14,969	(18)
Operating costs and expenses:
Cost of services	231,971	220,502	194,982
General and administrative expenses	24,604	14,663	8,568
Provision for doubtful accounts	8,066	4,959	3,138
Goodwill and intangible asset write-offs	2,170	3,625	—
Depreciation and amortization	6,964	6,188	5,723
	273,775	249,937	212,411
Operating income (loss)	(26,275)	(9,003)	18,248
Interest expense	4,545	2,438	1,462
Income (loss) from continuing operations before taxes, minority interest, equity earnings (losses) and accounting change	(30,820)	(11,441)	16,786
Federal and state income tax provision (benefit)	(10,232)	(3,778)	6,971
Minority interest	—	(470)	(217)
Income (loss) from continuing operations before equity earnings (losses) and accounting change	(20,588)	(7,193)	10,032
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	9	344	(295)
Income (loss) from continuing operations before accounting change	(20,579)	(6,849)	9,737
Discontinued operations, net of taxes	(3,268)	176	—
Cumulative effect of accounting change, net of taxes	—	(589)	—
Net income (loss)	(23,847)	(7,262)	9,737
Dividends and accretion charges on preferred stock	751	766	735
Net income (loss) available to common shareholders	$(24,598)	$(8,028)	$9,002
Basic earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(1.40)	$(0.54)	$0.66
Discontinued operations, net of taxes	(0.22)	0.01	—
Cumulative effect of accounting change	—	(0.04)	—
	$(1.62)	$(0.57)	$0.66
Diluted earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(1.40)	$(0.54)	$0.62
Discontinued operations, net of taxes	(0.22)	0.01	—
Cumulative effect of accounting change	—	(0.04)	—
	$(1.62)	$(0.57)	$0.62
Weighted average common shares outstanding:
Basic	15,168	14,109	13,689
Diluted	15,168	14,109	14,550

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	June 30,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,093	$3,325
Accounts receivable, less allowances for doubtful accounts	120,829	136,859
Insurance recoverable - environmental remediation	1,049	5,683
Deferred income tax assets	16,160	11,355
Income taxes refundable	5,429	3,900
Restricted investment	33,230	44,993
Prepaid expenses and other current assets	8,049	6,788
Total current assets	187,839	212,903
Property and equipment:
Land and building	614	480
Equipment, furniture and fixtures	48,064	43,594
Leasehold improvements	5,385	4,249
	54,063	48,323
Less accumulated depreciation and amortization	35,105	30,996
	18,958	17,327
Goodwill	126,325	123,122
Investments in and advances to unconsolidated affiliates and construction joint ventures	4,315	3,768
Long-term restricted investment	78,856	87,535
Long-term prepaid insurance	56,612	56,879
Assets held for sale	458	—
Other assets	10,442	14,719
Total assets	$483,805	$516,253
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,608	$14,924
Accounts payable	41,450	38,776
Accrued compensation and benefits	20,930	16,869
Deferred revenue	39,726	49,960
Environmental remediation liability	2,504	1,655
Other accrued liabilities	22,214	21,173
Total current liabilities	164,432	143,357
Non-current liabilities:
Long-term debt, net of current portion	2,845	45,056
Deferred income tax liabilities	4,689	7,156
Long-term deferred revenue	143,979	154,229
Long-term environmental remediation liability	9,302	6,466
Total liabilities	325,247	356,264
Convertible redeemable preferred stock	15,000	14,941
Commitments and contingencies
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 16,720,420 shares issued and outstanding at June 30, 2006, and 15,332,584 and 14,389,604 shares issued and outstanding at June 30, 2005, respectively	1,672	1,533
Additional paid-in capital	125,152	105,092
Retained earnings	16,722	41,320
Accumulated other comprehensive income	12	—
	143,558	147,945
Less treasury stock, at cost	—	2,897
Total shareholders’ equity	143,558	145,048
Total liabilities and shareholders’ equity	$483,805	$516,253

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Years ended June 30,	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(23,847)	$(7,262)	$9,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	7,750	6,611	5,723
Directors deferred compensation	146	140	100
Stock-based compensation expense	1,315	—	—
Cumulative effect of accounting change	—	589	—
Loss on sale of PacLand	5,336	—	—
Provision for doubtful accounts	8,066	4,959	3,138
Non-cash interest income	(39)	(170)	—
Deferred income taxes	(7,182)	(5,497)	(1,331)
Equity in (earnings) losses from unconsolidated affiliates	(9)	(344)	295
Goodwill and intangible asset write-offs	2,170	3,625	—
Impairment on assets held for sale	268	—	—
Minority interest	—	(470)	(217)
Loss on disposals of assets	375	464	211
Other non-cash items	(534)	987	(651)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,050	(21,662)	(18,668)
Restricted investments	19,092	5,796	24,670
Deferred revenue	(20,484)	15,482	(23,025)
Long-term prepaid insurance	267	(9,067)	1,452
Insurance recoverable	4,634	(4,325)	18
Prepaid expenses and other current assets	(1,659)	(1,630)	191
Accounts payable	3,102	17,295	3,947
Accrued compensation and benefits	4,370	2,258	3,001
Environmental remediation liability	815	8,121	—
Income taxes	(1,526)	(2,237)	1,002
Other accrued liabilities	1,708	7,113	594
Excess tax benefit from option exercises	(59)	—	—
Other assets	511	618	104
Net cash provided by operating activities	9,636	21,394	10,291
Cash flows from investing activities:
Additions to property and equipment	(7,839)	(6,260)	(4,956)
Restricted investments (current and long-term)	1,401	(12,349)	1,003
Acquisition of businesses and earnout payments, net of cash acquired	(5,191)	(17,589)	(5,740)
Proceeds from sale of PacLand, net of cash sold	39	—	—
Proceeds from sale of fixed assets	201	—	—
Consolidation of variable interest entity	—	—	157
Proceeds from (investments in and advances to) unconsolidated affiliates	(1)	749	(1,530)
Net cash used in investing activities	(11,390)	(35,449)	(11,066)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(17,900)	14,500	(500)
Proceeds from equity offering, net	19,920	—	—
Payments on long-term debt and other	(788)	(2,021)	(1,832)
Proceeds from exercise of stock option and warrants	231	1,377	1,365
Excess tax benefit from options exercises	59	—	—
Collection of note receivable	—	—	146
Net cash provided by (used in) financing activities	1,522	13,856	(821)
Decrease in cash and cash equivalents	(232)	(199)	(1,596)
Cash and cash equivalents, beginning of year	3,325	3,524	5,120
Cash and cash equivalents, end of year	$3,093	$3,325	$3,524
Supplemental cash flow information:
Interest paid	$4,153	$2,332	$1,495
Income taxes paid, net of refunds	(3,266)	3,958	7,319
Capital expenditures included in accounts payable	707	232	321
Liabilities assumed from acquisitions	—	3,652	82
Value of shares issued in connection with acquisitions	1,054	3,453	3,422
Liabilities recorded in conjunction with private placement	300	—	—
Liabilities assumed from contractual arrangements:
Environmental remediation liabilities assumed pursuant to Exit Strategy projects	4,581	8,216	—
Restricted investments received to fund environmental remediation liabilities	3,050	5,491	—

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
In thousands, except share data

						Accumulated
	Common Stock		Additional			other	Treasury Stock		Total
	Number		paid-in	Note	Retained	Comprehensive	Number		Shareholders’
	of shares	Amount	capital	Receivable	Earnings	Income	of Shares	Amount	Equity
Balance, July 1, 2003	14,429,570	$1,443	$92,157	$(146)	$40,346	$—	942,980	$(2,897)	$130,903
Issuance of common stock and warrants in connection with businesses acquired	169,300	17	3,405	—	—	—	—	—	3,422
Exercise of stock options and warrants (including tax benefits)	211,279	21	2,568	—	—	—	—	—	2,589
Dividends and accretion charges on preferred stock	34,214	3	619	—	(735)	—	—	—	(113)
Collection of note receivable	—	—	—	146	—	—	—	—	146
Directors’ deferred compensation	5,665	1	99	—	—	—	—	—	100
Net income	—	—	—	—	9,737	—	—	—	9,737
Balance, June 30, 2004	14,850,028	1,485	98,848	—	49,348	—	942,980	(2,897)	146,784
Issuance of common stock and warrants in connection with businesses acquired	207,918	21	3,432	—	—	—	—	—	3,453
Exercise of stock options and warrants (including tax benefits)	223,633	22	2,029	—	—	—	—	—	2,051
Dividends and accretion charges on preferred stock	42,617	4	644	—	(766)	—	—	—	(118)
Directors’ deferred compensation	8,388	1	139	—	—	—	—	—	140
Net loss	—	—	—	—	(7,262)	—	—	—	(7,262)
Balance, June 30, 2005	15,332,584	1,533	105,092	—	41,320	—	942,980	(2,897)	145,048
Issuance of common stock, net of issuance costs	1,219,183	122	16,601	—	—	—	(942,980)	2,897	19,620
Issuance of common stock and warrants in connection with businesses acquired	74,893	7	1,047	—	—	—	—	—	1,054
Exercise of stock options and warrants (including tax benefits)	26,875	3	266	—	—	—	—	—	269
Dividends and accretion charges on preferred stock	55,359	6	686	—	(751)	—	—	—	(59)
Stock based compensation	—	—	1,315	—	—	—	—	—	1,315
Directors’ deferred compensation	11,526	1	145	—	—	—	—	—	146
Comprehensive loss:
Net loss	—	—	—	—	(23,847)	—	—	—	(23,847)
Unrealized gains on available for sale securities	—	—	—	—	—	12	—	—	12
Total comprehensive loss									(23,835)
Balance, June 30, 2006	16,720,420	$1,672	$125,152	$—	$16,722	$12	—	$—	$143,558

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

The consolidated financial statements include the Company and its wholly owned-subsidiaries after elimination of intercompany accounts and transactions. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties. The Company recognizes its proportionate share of such joint venture revenue, costs and operating profits in its consolidated statements of operations.

During the three months ended September 30, 2005, the Company determined that the provision for doubtful accounts was incorrectly classified in cost of services within operating costs and expenses. Management has concluded that the misclassification was not material to the consolidated financial statements, and accordingly, the prior periods presented have been corrected by presenting the provision for doubtful accounts as a separate line item in the consolidated statements of operations.

The Company incurred significant losses in fiscal 2006 and 2005, and may continue to incur such losses in the future. The Company is taking action to return the Company to profitability and generate positive cash flows from operations. Specifically, the Company is enhancing its controls over project acceptance, which it believes will reduce the level of contract losses; is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; is improving the timeliness of customer invoicing, and enhancing its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reducing the Company’s reliance on its revolving credit agreement; and improving project management, which it  believes will result in higher levels of project profitability. As discussed in Note 18, subsequent to June 30, 2006 the Company completed several financing transactions. Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the new credit facility are adequate to meet the Company’s requirements.

As discussed in Note 2, pursuant to the requirements of the “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”), issued by the Financial Accounting Standard Board (“FASB”), the Company consolidated the financial statements of Co-Energy effective April 1, 2004 as it was determined that the Company is the primary beneficiary of Co-Energy (a variable interest entity or “VIE”).

As discussed in Note 8, in the fourth quarter of fiscal 2006, the Company sold the assets of the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together “PacLand”), as well as committed to sell the assets of its Bellatrix business in Phoenix, Arizona (“Bellatrix”). Bellatrix was sold in the first quarter of fiscal 2007. The operations of these entities, have been segregated and are shown as discontinued operations in the consolidated statements of operations and the assets of these entities held by the Company at June 30, 2006 have been shown as assets held for sale in the consolidated balance sheet.

Note 2.        Summary of Significant Accounting Policies and New Accounting Pronouncements

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

Unit price contracts are a subset of fixed-price contracts. Under unit price contracts, the Company’s clients pay a set fee for each service or unit of production. The Company recognizes revenue under unit price contracts as it completes the related service transaction for its clients. If the Company’s costs per service transaction exceed original estimates, its profit margins will decrease and it may realize a loss on the project unless it can receive payment for the additional costs.

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

Cost-Plus

Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor costs, plus non-labor costs it incurs, plus the portion of the fixed fee it has earned to date. The Company invoices for its services as revenue is recognized or in accordance with agreed upon billing schedules.

Cost-Plus Fixed Rate. Under the Company’s cost-plus fixed rate contracts, it charges clients for its costs plus negotiated rates based on its indirect costs. In negotiating a cost-plus fixed rate contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. The Company recognizes revenue based on the actual total costs it has expended plus the applicable fixed rate. If the actual total costs are lower than the total costs the Company has estimated, its revenue from that project will be lower than originally estimated.

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

Other Contract Matters

The Company has fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. These proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as “interest income from contractual arrangements” on the consolidated statement of operations.

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

Federal Acquisition Regulations (“FAR”), which are applicable to the Company’s federal government contracts and may be incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR or with certain state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. Most of the Company’s federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews the Company’s overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the Company has improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards.  The Company’s last audit was for fiscal 1999 and resulted in a $42 adjustment. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

Accounting for Investments—Effective   July 1, 2004, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”) issued by the FASB. EITF 03-16 requires that investments in limited liability companies be accounted for similarly to a limited partnership investment. As a result, investors are required to apply the equity method of accounting at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The new accounting guidance in EITF 03-16 required the Company to change its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method. Accordingly, the Company recorded an adjustment in the first quarter of fiscal 2005 for the cumulative effect of this change in accounting principle equal to its pro rata share of the energy savings company’s losses, up to the carrying amount, since making the investment in fiscal 2001. The cumulative effect of the accounting change increased the net loss for the year ended June 30, 2005 by $589 (net of an income tax benefit of $409) or $0.04 per basic and diluted share. If EITF 03-16 was adopted on July 1, 2003, the Company’s pro forma net income, basic earnings per share and diluted earnings per share would have been $9,671, $0.65 and $0.61 for fiscal 2004.

Accounting for FIN 46(R)—On December 24, 2003, the FASB issued FIN 46(R) which was applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company determined that Co-Energy is a VIE and the Company is the primary beneficiary; which resulted in the need to consolidate Co-Energy into the Company’s financial statements beginning in April 2004. On this date, in accordance with the provisions of FIN 46(R), the Company measured the assets, liabilities, and noncontrolling interests of Co-Energy at their fair values. Prior to applying the provisions of FIN 46(R) to investment in entities with variable interests as defined in FIN 46(R), the Company accounted for its investments in these entities using the equity method, as required by Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (“APB 18”) and ARB No. 51, “Consolidated Financial Statements,” (“ARB 51”).

Goodwill and Other Intangible Assets—The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. The Company’s policy is to amortize customer relationships with determinable lives over their estimated useful lives ranging from five to 15 years. Contract backlog and other intangibles with contractual terms are amortized over the respective contractual lives. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and indefinite-lived intangibles are not amortized, but are evaluated at least annually for impairment as described in “Long-Lived Assets” below. This evaluation is based on valuation models that incorporate expected future cash flows and profitability projections.

Restricted Investment—The current and long-term restricted investment balance relates to the Company’s Exit Strategy contracts. Under the terms of the majority of Exit Strategy contracts, the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The deposited funds are recorded as a restricted investment with a corresponding amount shown as deferred revenue on the Company’s consolidated balance sheet. The restricted investment represents cash deposits which are recorded at historical cost that approximates fair value. At inception, the policy periods range from ten to thirty-two years. The current portion of the restricted investment represents the amount the Company estimates it will collect from the insurer over the next year. During fiscal 2006, a portion of the restricted investment funds were invested in equity securities which are accounted for as available for sale investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains (losses) on these investments are in shareholders’ equity.

Property and Equipment—Property and equipment are recorded at cost, including costs to bring the equipment into operation. Major improvements and betterments to existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the lives of the various leases or the useful lives of the improvements.

Capitalized Software:   Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. In accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. We review the economic lives of our capitalized software annually.

Long-Lived Assets—The Company periodically assess the recoverability of the unamortized balance of its long-lived assets including intangible assets based on expected future profitability and undiscounted expected cash flows and their contribution to its overall operations. When the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the other intangible assets is recognized as an impairment loss.

Consolidation—The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE under generally accepted accounting principles.

Voting Interest Entities.   Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with ARB No. 51, “Consolidated Financial Statements,” (“ARB 51”) as amended. ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has a majority voting interest.

Variable Interest Entities.   VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FIN 46(R), the Company consolidates all VIEs of which it is the primary beneficiary.

The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

Equity-Method Investments.   When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation, or 3% - 5% to 50% for a partnership or Limited Liability Company) and has an investment in common stock or in-substance common stock, the Company accounts for its investment in accordance with the equity method of accounting prescribed by APB 18.

In fiscal 2001, the Company made a 50% investment in a privately held energy services contracting company (“Co-Energy”) that specialized in the installation of ground source heat pump systems. The Company determined that Co-Energy is a VIE and the Company became the primary beneficiary, which resulted in the need to consolidate Co-Energy into the Company’s financial statements effective April 1, 2004. The Company has also identified Metuchen Realty Acquisition, LLC (“Metuchen”) as a VIE but did not consolidate Metuchen because the Company concluded it was not the primary beneficiary. The Company has a 50% interest in Metuchen which was established in 1999 to acquire, remediate, improve and sell a commercial real estate site located in Metuchen, New Jersey. The Company accounts for the investment under the equity method. The Company’s maximum exposure to loss as a result of its involvement with this VIE is equal to the amount invested in the property, approximately $2,000.

Earnings per Share—Basic earnings per share (“EPS”) is determined as net income (loss) applicable to common shareholders divided by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company’s preferred stock. The Company utilizes the treasury stock method of computing diluted EPS. Additionally, when computing dilution related to the preferred stock, the Company includes, if dilutive, the greater of: (1) the potential number of common shares issued assuming conversion or (2) the potential number of common shares issued assuming redemption. The conversion of preferred stock is assumed as of the beginning of the period.

For the fiscal years ended June 30, 2006 and 2005, the Company reported a net loss; therefore, diluted EPS was equal to basic EPS. For fiscal 2004, assumed conversion of the preferred stock would have slightly increased rather than decreased EPS which would have been anti-dilutive, therefore, conversion was not assumed for purposes of computing diluted EPS in fiscal 2004. As a result, 932 shares were excluded from the calculation of diluted EPS for fiscal 2006, 2005 and 2004. The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) in fiscal 2006, 2005 and 2004 was 2,009, 1,038 and 836, respectively.

The following table sets forth the computations of basic and diluted EPS for the years ended June 30:

	2006		2005		2004
	Diluted	Basic	Diluted	Basic	Diluted	Basic
Income (loss) from continuing operations before accounting change	$(20,579)	$(20,579)	$(6,849)	$(6,849)	$9,737	$9,737
Discontinued operations, net of taxes	(3,268)	(3,268)	176	176	—	—
Cumulative effect of accounting change, net of taxes	—	—	(589)	(589)	—	—
Net income (loss)	(23,847)	(23,847)	(7,262)	(7,262)	9,737	9,737
Dividends and accretion charges on preferred stock	751	751	766	766	735	735
Net income (loss) available to common shareholders	$(24,598)	$(24,598)	$(8,028)	$(8,028)	$9,002	$9,002
Weighted average common shares outstanding	15,168	15,168	14,109	14,109	13,689	13,689
Potentially dilutive common shares:
Stock options and warrants	—	—	—	—	783	—
Contingently issuable shares	—	—	—	—	78	—
Total potentially dilutive common shares	15,168	15,168	14,109	14,109	14,550	13,689
Earnings (loss) per share	$(1.62)	$(1.62)	$(0.57)	$(0.57)	$0.62	$0.66

Employee Benefit Plans—The Company has 401(k) savings plans covering substantially all employees. The Company’s contributions to the plans were approximately $2,974, $2,887 and $2,853 in fiscal 2006, 2005 and 2004, respectively. The Company does not provide post-employment or other post-retirement benefits.

Fair Value of Financial Instruments—Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as reflected in the financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company’s revolving credit agreement and subordinated notes at June 30, 2006 and 2005, approximate fair value as the interest rates on the instruments change with market interest rates. The Company’s restricted investments and insurance recoverables approximate fair value as of June 30, 2006 and 2005.

Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, unbilled receivables, restricted investments, insurance recoverables and investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs ongoing credit evaluations of its clients and maintains an allowance for estimated credit losses.

Self-Insurance Reserves—The Company is self-insured for certain losses related to workers’ compensation and employee medical benefits. Costs for self-insurance claims are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop-loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the amount recorded.

Income Taxes—The Company uses the asset and liability approach in accounting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established against deferred taxes not likely to be realized.

Stock-Based Compensation—On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. SFAS 123(R) supersedes previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. The consolidated financial statements, as of and for the year ended June 30, 2006, reflect the impact of SFAS 123(R). Total non-cash stock-based compensation expense for the year ended June 30, 2006, was $1,315 which consisted primarily of stock-based compensation expense related to employee stock option awards.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options was recognized in the Company’s consolidated statements of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method used in adopting SFAS 123(R), the Company’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the year ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of June 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to June 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted is recognized using the ratable single-option method. The amount of compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. As stock-based compensation expense recognized in the Company’s results of operations for the year ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the notes to the consolidated financial statements for the related periods.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value options granted are as follows:

	Year Ended June 30,
	2006	2005	2004
Risk-free interest rate	4.42% - 5.03%	3.33% - 3.88%	3.40%
Expected life	5.5 - 6.0 years	5.0 years	5.0 years
Expected volatility	50.0%	52.9% - 54.5%	55.0%
Expected dividend yield	None	None	None

The weighted average grant date fair value of options granted during fiscal 2006, 2005 and 2004 was $5.58, $8.02, and $9.18, respectively.

Beginning July 1, 2005, the Company estimated the volatility of its stock using historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), the Company had used historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in the Notes to consolidated financial statements for prior periods.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expected dividend payouts.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company has determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107 as it is unable to make reasonable expectations regarding future exercise patterns due to the uncertainties surrounding its delinquent annual and quarterly reports. Prior to the adoption of SFAS 123(R), the Company used its historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS 123 as disclosed in the notes to consolidated financial statements for the related periods. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation cost for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS 123, for the years ended June 30:

	2005	2004
Net income (loss), as reported	$(7,262)	$9,737
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(1,291)	(1,428)
Net income (loss), pro forma	(8,553)	8,309
Dividends and accretion charges on preferred stock	(766)	(735)
Net income (loss) applicable to common shareholders , pro forma	$(9,319)	$7,574
Earnings (loss) per share, as reported:
Basic	$(0.57)	$0.66
Diluted	(0.57)	0.62
Earnings (loss) per share, pro forma:
Basic	$(0.61)	$0.55
Diluted	(0.61)	0.52

Comprehensive Income (Loss)—The Company reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  This standard defines comprehensive income (loss) as the changes in equity of an enterprise except those resulting from shareholders’ transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). During fiscal 2006, the Company recorded other comprehensive income of $12 for unrealized gains on restricted investments. There were no differences between net income (loss) and comprehensive income (loss) for the years ended June 30, 2005 and 2004.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimated costs to complete long-term fixed-price and non-fixed price contracts, allowances for doubtful accounts, estimates of future cash flows associated with long-lived assets, fair value of long-lived assets and deferred income taxes. Actual results could differ from these estimates.

New Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As this interpretation is effective for fiscal years beginning after December 15, 2006, the Company will adopt FIN 48 on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The cumulative effect of the change on retained earnings in the statement of financial position will be disclosed in the year of adoption only. The Company has not completed its evaluation of the effect of adoption of FIN 48. However, due to the fact that the Company has established tax positions in previously filed tax returns, and is expected to take tax positions in future tax returns to be reflected in the financial statements, the adoption of FIN 48 may have a significant impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Standard

permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company will adopt this standard on July 1, 2008.

Note 3.        Accounts Receivable

At June 30, 2006 and 2005, accounts receivable were comprised of the following:

	2006	2005
Billed	$72,602	$83,138
Unbilled	56,058	57,754
Retainage	5,056	5,164
	133,716	146,056
Less allowances for doubtful accounts	12,887	9,197
	$120,829	$136,859

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period. Management expects that almost all unbilled amounts will be billed and collected within one year. Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

As discussed in Note 2, claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of additional costs. Costs attributable to claims are treated as costs of contract performance as incurred. As of June 30, 2006 and 2005, the Company had recorded a claim receivable of $989 and $697, respectively, equal to the contract costs incurred for the claim. The claim relates to a design build infrastructure project in which the Company was a subcontractor. The ultimate client for the project is a state government entity. While the amount of ultimate recovery cannot be predicted at this time, there exists the possibility of recovering amounts beyond the claim receivable from the state government entity. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) and therefore do not record a gain contingency and recognize revenue until it is earned and realizable. At June 30, 2006, we have not recorded a gain contingency in the consolidated financial statements.

Note 4.        Restricted Investment

The current and long-term restricted investment balance relates to the Company’s Exit Strategy contracts. Under the terms of the majority of Exit Strategy contracts, the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The deposited funds are recorded as a restricted investment with a corresponding amount included as a component of deferred revenue in the Company’s consolidated balance sheets. At inception the policy periods range from ten to thirty-two years. The current portion of the restricted investment represents the amount the Company estimates it will collect from the insurer over the next year.

The deposited funds earn interest at the one-year constant maturity U.S. Treasury Bill rate, reset on the anniversary of each policy. The Company receives funds from the restricted investment as it performs work on Exit Strategy contracts. Upon expiration of the policies, remaining funds in the restricted accounts will be remitted to the Company as provided in the policy. At June 30, 2006 and 2005 the one-year constant maturity U.S. Treasury Bill rate earned by the Company ranged from 3.81% to 5.21% and from 1.99% to 3.45%, respectively.

Included in the restricted investment balance are funds held in escrow in accordance with contractual terms of an Exit Strategy contract signed in fiscal 2005. Because this contract has a real estate development component, it is being accounted for as a real estate investment rather than a revenue producing contract. Upon execution of the Exit Strategy contract, the Company recorded environmental liabilities (current and long-term) of $8,966, the initial restricted investment (current and long-term) of $5,491, cash received pursuant to the contract of $1,577, prepaid insurance of $1,148, and other assets of $750. The Company receives funds from the escrow account as work on the project is performed. The restricted investment earned interest of approximately $140 and $9 during fiscal 2006 and 2005, respectively, which was recorded as income and reflected as an operating activity in the consolidated statements of cash flows.

Note 5.        Long-Term Prepaid Insurance

Long term prepaid insurance relates to insurance premiums and other fees paid for environmental remediation cost cap and pollution legal liability insurance policies for the Company’s Exit Strategy contracts. The insurance premiums and fees are amortized over the life of the policies which have terms typically ranging from ten to thirty-two years. The portion of the premiums and fees paid for the insurance polices that will be amortized over the next year are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Note 6.        Other Accrued Liabilities

At June 30, 2006 and 2005, other accrued liabilities were comprised of the following:

	2006	2005
Additional purchase price payments	$2,774	$2,935
Contract costs	3,295	995
Contract loss reserves	5,140	8,798
Audit and legal costs	6,105	3,991
Lease obligations	1,869	1,650
Other	3,031	2,804
	$22,214	$21,173

Note 7.        Deferred Revenue

Deferred revenue represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed. As discussed in Note 4, these advance payments primarily relate to the Company’s Exit Strategy program. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue over the next year.

Note 8.        Acquisitions and Dispositions

(a) Acquisitions

The Company did not complete any acquisitions in fiscal 2006; however, the Company made additional purchase price cash payments of $5,191 and 75 shares of common stock valued at $1,054 relating to acquisitions completed in prior years. The payments were made due to the achievement of certain financial results, primarily operating income targets.

In fiscal 2005, the Company completed nine acquisitions with an aggregate initial purchase consideration of $17,894 (net of cash acquired), resulting in additions to goodwill of $4,495 and other intangible assets of $9,405 ($8,278 of intangible assets with determinable lives and $1,127 with indefinite lives), all of which are deductible for income tax purposes. The aggregate initial consideration consisted of cash of $13,069, approximately 101 shares of the Company’s common stock valued at $1,775, and $3,275 in promissory notes. The acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The two largest acquisitions completed in fiscal 2005 were Pacific Land Design, Inc. (“PacLand”) and Environomics, Inc. (“Environomics”).

In January 2005, the Company completed the acquisition of PacLand, a civil engineering firm headquartered in Seattle, Washington. PacLand provides site planning, land use and environmental entitlement, civil engineering, and traffic and transportation design consulting for large-scale commercial land owners, private developers, REITs and national retailers. The initial purchase price of $6,525 (net of cash acquired) consisted of cash of $4,498, three-year promissory notes totaling $2,325. As a result of this acquisition, goodwill of $1,616 and other intangible assets of $3,716 ($3,328 of intangible assets with determinable lives and $388 with indefinite lives) were recorded. As discussed below, PacLand was sold to the original owners in June 2006.

In December 2004, the Company completed the acquisition of Environomics, an environmental consulting and engineering services firm headquartered in Phoenix, Arizona. Environomics provides consulting for indoor air quality and mold issues for existing and new construction. The initial purchase price of $3,718 (net of cash acquired) consisted of cash of $2,953 and approximately 43 shares of the Company’s common stock valued at $765. As a result of this acquisition, goodwill of $658 and other intangible assets of $1,670 ($1,441 of intangible assets with determinable lives and $229 with indefinite lives) were recorded.

In fiscal 2004, the Company completed the acquisition of a transportation infrastructure development firm located in Southern California. The initial purchase price of $999 (net of cash acquired) consisted of cash of $563, the forgiveness of a loan to the Company in the amount of $150, and approximately 14 shares of the Company’s common stock valued at $286. As a result of this acquisition, goodwill of $627 and other intangible assets of $587 ($538 of intangible assets with determinable lives and $49 with indefinite lives) were recorded in accordance with SFAS 141.

Operating results for acquired companies are included in the consolidated financial statements from the dates of acquisition. The following table provides unaudited pro forma results of operations for the years ended June 30, 2005 and 2004 as if the acquisitions had occurred at the beginning of the earliest fiscal year presented. The pro forma results include adjustments for increased interest expense on acquisition borrowings, amortization of intangible assets (excluding goodwill and indefinite-lived intangible assets) and related income tax effects. However, pro forma results do not include any anticipated cost savings or other effects of planned integration. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisitions had closed on the dates indicated or that may result in the future.

Years ended June 30, (unaudited)	2005	2004
Gross revenue	$380,436	$384,111
Net service revenue	235,573	250,996
Income (loss) from continuing operations before accounting change	(5,786)	11,696
Discontinued operations, net of taxes	370	—
Cumulative effect of accounting change	(589)	—
Net income (loss)	(6,005)	11,696
Dividends and accretion charges on preferred stock	(766)	(735)
Net income (loss) available to common shareholders	$(6,771)	$10,961
Earnings (loss) per share, as reported:
Basic	$(0.57)	$0.66
Diluted	$(0.57)	$0.62
Earnings (loss) per share, pro forma:
Basic	$(0.48)	$0.79
Diluted	$(0.48)	$0.75

(b) Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all the criteria for held for sale as discontinued operations if the components operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The held for sale classification requires having appropriate approval by the Company’s management and other criteria. When all of these criteria are met, the component is classified as held for sale and its operations are reported as discontinued operations.

PacLand divestiture

The June 2006 sale was part of a settlement between the Company and the original sellers of PacLand, acquired by the Company in 2005. The sellers sued the Company to collect on certain promissory notes issued by the Company in connection with the acquisition. The Company asserted defenses to such promissory notes and counterclaimed for breach of fiduciary duty and securities fraud as well as requested indemnification against losses for breach by the sellers of the stock purchase agreement related to the transaction. Pursuant to the settlement, the Company received $39, net of the cash sold, and transferred all of the assets of PacLand to an entity designated by the original sellers. In addition, the settlement included releases from all claims related to the Stock Purchase Agreement and Employment Agreements related to the Company’s purchase of PacLand including further payments under the Stock Purchase Agreement and promissory notes issued in connection with the transaction. As a result of the settlement the Company recorded a loss on disposition of $5,336 before taxes in the fourth quarter of fiscal 2006.

Bellatrix divestiture

In the fourth quarter of fiscal 2006, management of the Company committed to a plan to sell Bellatrix to its original owner. The sale was finalized on August 31, 2006, and included all fixed assets of Bellatrix. The Company received a cash payment of $400, a promissory note of $88 due on August 31, 2007 yielding interest at a rate of 6% per year, as well as 3 shares of TRC common stock, with a fair value of $33 on the date of sale. The Company recorded a goodwill impairment charge of $268 related to the Bellatrix transaction which is included in the loss from discontinued operations in the consolidated statement of operations for the year ended June 30, 2006.

The summarized, combined statements of operations for discontinued operations were as follows:

	2006	2005
Gross revenue	$14,243	$7,467
Net service revenue	9,624	4,466
Operating income	$366	$285
Interest expense	(7)	(4)
Loss on disposition of assets	(5,336)	—
	(4,977)	281
Income tax (benefit) expense	(1,709)	105
Income (loss) on discontinued operations	$(3,268)	$176

Note 9.        Goodwill and Intangible Assets

At June 30, 2006, the Company had $126,325 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually. The assessment of goodwill involves the estimation of the fair value of the Company as defined by SFAS 142.

The Company completed the required annual assessment of the recoverability of goodwill for fiscal 2006. In performing the goodwill assessment, the Company used current market capitalization and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company completed this assessment as of the December 31, 2005 assessment date, and determined that no impairment existed. Since the assessment date, the Company’s market capitalization has declined; however, at June 30, 2006, the market capitalization was in excess of the carrying amount and, as a result, the Company determined that no impairment existed at June 30, 2006. There can be no assurance that future events will not result in an impairment of goodwill or other assets.

During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within the CEG joint venture. Based on the Company’s 50% co-investor’s unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, the Company decided not to provide the additional investment necessary to allow for any anticipated recovery of CEG. As required by SFAS 142, the Company performed a two-step interim impairment test to confirm and quantify the impairment. During step one, the Company determined that the fair value of the joint venture was less than the carrying value of the joint venture’s net assets. The fair value of the joint venture was estimated using the discounted cash flow method. The Company performed step two by allocating the fair value of the CEG joint venture to the joint venture’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS 141. The resulting implied value of the CEG joint venture’s goodwill was $0, primarily as a result of management’s decision, subsequent to June 30, 2005, not to provide the additional investment necessary to allow for any recovery of CEG. Therefore, in June 2005, the Company recorded an impairment charge of $2,615 to write off the goodwill and a $1,010 impairment charge to write off the intangible assets of CEG.

The changes in the carrying amount of goodwill for fiscal 2006 and 2005 are as follows:

	2006	2005
Goodwill, beginning of period	$123,122	$114,723
Acquisitions	—	4,495
Additional purchase price payments	5,165	6,769
Other purchase price adjustments	135	(250)
CEG impairment	—	(2,615)
Discontinued operations	(2,097)	—
Goodwill, end of period	$126,325	$123,122

Identifiable intangible assets as of June 30, 2006 and 2005 are included in other assets on the consolidated balance sheets and were comprised of:

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$616	$399	$2,288	$1,605
Customer relationships	7,166	1,214	10,348	890
Other	190	108	190	73
	7,972	1,721	12,826	2,568
Identifiable intangible assets with indefinite lives:
Trade names	139	—	2,769	—
Other	726	300	726	300
	865	300	3,495	300
	$8,837	$2,021	$16,321	$2,868

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately twelve years. The weighted average periods of amortization by intangible asset class is approximately two years for contract backlog assets, fourteen years for client relationship assets and six years for other assets. The amortization of intangible assets for the years ended June 30, 2006, 2005 and 2004 was $818, $817 and $609, respectively. Estimated amortization of intangible assets over the next five fiscal years is as follows:  fiscal 2007 - $725; fiscal 2008 - $587; fiscal 2009 - $537; fiscal 2010 - $520; fiscal 2011 - $493 and thereafter - $3,388. These estimates do not reflect the impact of any future acquisitions.

During the fourth quarter of 2006, in conjunction with management’s decisions to unite its various subsidiaries under one trade name, the Company assigned a useful life to its trade name intangible assets which were previously classified as indefinite-lived intangible assets. As required by SFAS 142, prior to beginning to amortize the assets, the Company tested the trade names for impairment, concluding their carrying values exceeded their fair values. Accordingly, the Company recorded impairment charges totaling $2,170 during the fourth quarter of 2006.

The Company also recorded an asset impairment charge (included in cost of services on the consolidated statement of operations) of $759 in fiscal 2005. Approximately $576 of the impairment charge related to certain distributed generation assets (electrical generators, related equipment and engineering designs) whose value declined primarily due to the increase in natural gas costs. The remaining $183 related to charges associated with the closing of certain facilities.

Note 10.   Debt

Debt at June 30, 2006 and 2005 is comprised of the following:

	2006	2005
Revolving credit agreement	$37,100	$55,000
6% to 8.25% subordinated notes payable	1,837	4,572
Capitalized lease obligations	1,516	408
	40,453	59,980
Less current portion	37,608	14,924
Long-term debt	$2,845	$45,056

At June 30, 2006, the Company had borrowings outstanding pursuant to its revolving credit facility of $37,100 at an interest rate of 10.5% (including the additional 2.0% in additional interest as noted below), compared to $55,000 of borrowings outstanding at an average interest rate of 5.2% at June 30, 2005. Events of default occurred under the credit agreement as a result of the Company’s failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and the Company’s violation of the coverage and leverage ratios. As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, the Company entered into forbearance agreements and global amendments to its credit agreement with its lenders which extended through July 15, 2006. Under the terms of these agreements, the lenders continued to make loans under the credit agreement and forbore in the exercise of their rights and remedies under the credit agreement. The maximum amount available under the credit agreement was reduced to $49,600 following the Company’s $20,000 equity financing which closed in March 2006 and further reduced to $48,000 as of June 30, 2006. The forbearance agreement contained a covenant that required the Company to maintain a minimum availability of $4,500 (which increased to $5,800 by virtue of the cash received in the PacLand divestiture), effectively reducing the maximum amount available under the credit agreement to $42,200 at June 30, 2006. The Company had in unused availability of $5,100 that was available for borrowing at June 30, 2006.

Under the forbearance agreement, the Company was required to pay an additional 2.0% interest on outstanding loans under the credit agreement, to provide the lenders or their consultants full access to the Company’s financial records and to provide the lenders with certain financial and other deliverables. The Company also agreed that it would not, without the consent of the lenders, incur additional indebtedness, pledge any of its assets, pay any cash dividends or make any distributions to the Company’s shareholders, except with respect to the payment of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of its assets. In addition, borrowings under the credit agreement were collateralized by all assets of the Company.

As further discussed in Note 18, on July 17, 2006, the Company entered into a new $50,000 credit facility and repaid the amounts outstanding on the revolving credit facility.

Annual maturities of the subordinated notes during each of the fiscal years ending June 30, 2007, 2008, 2009, 2010, 2011 and thereafter are $300, $377, $0, $0, $0 and $1,160, respectively.

Annual maturities of the capitalized lease obligations during each of the fiscal years ending June 30, 2007, 2008, 2009, 2010, 2011 and thereafter are $208, $167, $157, $149, $149 and $686, respectively.

Note 11.   Convertible Redeemable Preferred Stock

In December 2001 the Company completed a private placement of $15,000 of a newly designated class of preferred stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. (“Fletcher”) of New York City. The preferred stock was initially convertible into 408 shares of the Company’s common stock at a conversion price of $36.72 per share. The preferred stock issued to Fletcher had a five-year term with a 4% annual dividend payable at the Company’s option in either cash or common stock.  The preferred stock was recorded net of issuance costs of $453.

The Company had the right to redeem the preferred stock for cash if  the price of its common stock exceeded 175% of the conversion price for any fifteen business days in a twenty consecutive business day period. Following December 14, 2005, Fletcher had the right to require the Company to redeem the preferred stock for common stock. As of December 14, 2006, any shares of preferred stock still outstanding were to be redeemed, at the Company’s option, in either cash or shares of common stock. If the preferred stock was to be redeemed for common shares, the number of shares to be issued would equal the quotient of the par value of the preferred stock outstanding divided by the average market price of the Company’s common stock at the redemption date. The average market price was defined as the volume-weighted average price of the Company’s common stock over forty business days ending on and including the third business day before the redemption date, but not greater than the average of the common stock for the first five or last five business days of such forty business day period. On December 7, 2006, the preferred stock was exchanged for 1,132 shares of common stock. In addition, on December 7, 2006 Fletcher purchased an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006. See Note 18 for additional information regarding the Purchase and Exchange Agreement with Fletcher.

Note 12.   Federal and State Income Taxes

The federal and state income tax provision (benefit) for fiscal 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current:
Federal	$(5,237)	$808	$6,358
State	578	909	1,666
Deferred:
Federal	(4,851)	(4,810)	(813)
State	(722)	(685)	(240)
	$(10,232)	$(3,778)	$6,971

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30:

	2006	2005
Current deferred income tax benefits:
Revenue recognition on long-term contracts	$9,310	$8,677
Doubtful accounts and other accruals	7,509	4,483
Vacation pay accrual	1,073	1,149
Other	2,022	1,610
	19,914	15,919
Long-term deferred income tax benefits:
Loss carryforwards	4,071	853
Other	2,248	2,095
	6,319	2,948
Total deferred income tax benefits before valuation allowance	26,233	18,867
Less valuation allowance	(1,444)	(825)
Total deferred income tax benefits	24,789	18,042
Current deferred income tax liabilities:
Unearned revenue	(3,754)	(4,275)
Change to accrual tax accounting method on acquired companies	—	(289)
	(3,754)	(4,564)
Long-term deferred income tax liabilities:
Depreciation and amortization	(9,564)	(9,279)
Total deferred income tax liabilities	(13,318)	(13,843)
Net deferred income tax asset	$11,471	$4,199

The Company recorded a valuation allowance of $1,444 and $825 at June 30, 2006 and 2005, respectively, in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s consolidated effective income tax rate for the fiscal years ended June 30 is as follows:

	2006	2005	2004
U.S. federal statutory income tax rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	1.1	0.7	5.0
Minority interest for which no tax benefit is available	—	(1.4)	0.5
Other, net	(1.9)	(0.3)	1.0
Effective income tax rate	33.2%	33.0%	41.5%

At June 30, 2006, the Company had approximately $7,764 of federal loss carryforwards available to reduce future federal taxable income. These federal loss carryforwards expire in fiscal years 2009 through 2026. Although utilization of these loss carryforwards is subject to certain limitations, the Company believes that all of the loss carryforwards will be utilized prior to their expiration. At June 30, 2006, the Company had approximately $24,183 of state loss carryforwards which expire in fiscal years 2008 through 2026. The Company has recorded a tax contingency reserve of $782 and $616 at June 30, 2006 and 2005, respectively, in relation to certain exposures the Company has identified. The contingency reserve is included as a reduction in determining income taxes refundable on the Company’s consolidated balance sheets.

Note 13.   Lease Commitments

The Company had commitments at June 30, 2006 under noncancelable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense. Such rental expense in excess of the cash paid is recognized as deferred rent at June 30, 2006. Rental expense, net of sublease income, charged to operations in fiscal 2006, 2005 and 2004 was approximately $13,623, $12,866 and $12,285, respectively.

Minimum operating lease obligations payable in future fiscal years are as follows:

2007	$11,850
2008	9,130
2009	7,143
2010	5,346
2011	3,109
2012 and thereafter	4,794
$41,372

Note 14.   Stockholders’ Equity

(a) Private Placement of Common Shares

On March 6, 2006, the Company sold 2,162 shares (the “Shares”) of its common stock, $0.10 par value per share, at a price of $9.25 per share (the “Private Placement”) pursuant to a Purchase Agreement (the “Purchase Agreement”) by and among the Company and certain investors. Of the shares sold, 943 shares were issued from treasury and 1,219 shares were newly issued. The Private Placement resulted in gross proceeds of approximately $20,000 that were used by the Company to reduce debt and for general corporate purposes. The Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Private Placement requires the company to register the shares by December 31, 2007 or pay a penalty. The Company accrued $300 related to this provision.

(b) Stock Options

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

A summary of stock option activity for the years ended June 30, 2006, 2005 and 2004 under the Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Price	Contractual Life	Intrinsic Value
	Options	Per Share	(in years)	(in thousands)
Outstanding options at July 1, 2003 (2,263 exercisable)	2,636	$11.08
Granted	251	18.18
Exercised	(166)	6.04
Forfeited	(70)	24.80
Outstanding options at June 30, 2004 (2,417 exercisable)	2,651	11.68
Granted	330	15.95
Exercised	(147)	5.47
Forfeited	(161)	24.36
Outstanding options at June 30, 2005 (2,383 exercisable)	2,673	11.79
Granted	448	10.46
Exercised	(27)	8.57
Forfeited	(13)	15.44
Expired	(29)	23.78
Outstanding options at June 30, 2006	3,052	$11.49	5.4	$7,686
Options exercisable at June 30, 2006	2,510	$11.50	4.6	$7,506
Options vested and expected to vest at June 30, 2006	3,000	$11.49	5.4	$7,669
Options available for future grants	277

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the closing price of the Company’s common stock on the New York Stock Exchange of $10.53 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised in the year ended June 30, 2006 was $158. The total cash received from option exercises was $231 in the year ended June 30, 2006. In connection with these exercises, the tax benefit realized by the Company was $59 for the year ended June 30, 2006.

The following table summarizes additional information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price
$2.75 - $ 4.13	664	$2.94	2.1	664	$2.94
4.17 - 6.25	224	4.23	3.3	224	4.23
6.92 - 10.38	741	8.86	6.3	446	8.16
10.50 - 15.75	466	12.31	7.6	299	12.59
15.77 - 23.66	748	18.62	7.0	668	18.87
24.55 - 36.83	209	28.43	5.3	209	28.43
$2.75 - $36.83	3,052	$11.49	5.4	2,510	$11.50

Stock-Based Compensation

The Company adopted SFAS 123(R) on July 1, 2005. This statement requires that all stock-based compensation, including grants of employee stock options, be accounted for using the fair value-based method. SFAS 123(R) is effective for the Company for our fiscal year beginning July 1, 2005. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method used in adopting SFAS 123(R), the Company’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

The impact of recording stock-based compensation on the results of operations for the year ended June 30, 2006, was as follows:

Cost of services	$543
General and administrative expenses	772
Stock-based compensation before income taxes	1,315
Income tax benefit	(437)
Total stock-based compensation after income taxes	$878
Effect on earnings per share:
Basic	$0.06
Diluted	$0.06

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), excess tax benefits are classified as a financing cash inflow in fiscal 2006.

As of June 30, 2006, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $2,718, which is expected to be recognized over the remaining weighted average vesting period of 2.48 years. Compensation costs for all stock-based awards granted on or prior to June 30, 2005 and all stock-based awards granted subsequent to June 30, 2005 will be recognized using the ratable single-option method.

Directors’ Deferred Compensation

Each non-employee director of the Company receives an annual retainer of $35 payable at each director’s election in cash of common stock and subject to deferral under the Directors’ Deferred Compensation Plan. The Company issued approximately 12, 8 and 6 shares of common stock in fiscal 2006, 2005 and 2004, respectively, to its non-employee directors under the Directors’ Deferred Compensation Plan. The Company recognized approximately $146, $140, and $100 in expense based on the fair value of the shares issued in fiscal 2006, 2005 and 2004, respectively.

Note 15.   Restructuring Costs

The Company recorded charges to operating costs and expenses for restructuring costs of $1,020 and $692 for the years ended June 30, 2006 and 2005, respectively. The Company had no restructuring activity for the year ended June 30, 2004.

The following table details accrued restructuring obligations and related activity for the years ended June 30, 2006:

	Employee Severance	Facility Closures	Other	Total
Liability balance at July 1, 2004	$—	$—	$—	$—
Total charge to operating costs and expenses	471	216	5	692
Liability balance at June 30, 2005	471	216	5	692
Total charge to operating costs and expenses	583	437	—	1,020
Payments	(951)	(290)	(5)	(1,246)
Adjustments	—	(76)	—	(76)
Liability balance at June 30, 2006	$103	$287	$—	$390

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the years ended June 30, 2006 and 2005, $583 and $471, respectively, of severance and benefits was recorded due to reductions of the Company’s workforce (representing approximately 100 and 30 employees, respectively).

Facility closure and asset impairment costs

Facility closure costs relate to the abandonment of leased facilities primarily in Alpharetta, Georgia; Dallas, Texas; and Ft. Worth, Texas. Total facility closure costs include lease liabilities offset by estimated sublease income, and are based on market trend information analyses. As of June 30, 2006, $287 of facility closure costs remain accrued and are expected to be paid by fiscal year 2013. During the year ended June 30, 2006, the Company revised its estimates for sublease rental rate projections to reflect a more favorable actual sublease, resulting in an adjustment to the accrual of $76. Additionally, the Company incurred a $183 impairment charge in fiscal 2005 related to fixed assets associated with the closed facilities. These assets were reviewed for impairment in accordance with SFAS 144, and were considered to be impaired because their carrying values were in excess of their fair values.

The Company’s lease abandonment accrual as of June 30, 2006 is net of $742 of estimated sublease income. Actual sublease payments due under non-cancelable subleases of excess facilities totaled $214 as of June 30, 2006, and the remainder of anticipated sublease income represents management’s estimate of the amount to be received under future subleases. Actual future cash requirements and lease abandonment costs may differ from the amount estimated.

Note 16.   Reportable Segments

In fiscal 2005 the Company’s business consisted of two operating and reporting segments: Engineering & Consulting and CEG. CEG did not meet the quantitative thresholds to be classified as a reportable segment for fiscal 2006. Accordingly, the Company’s business consisted of one operating and reportable segment in fiscal 2006.

Note 17.   Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects. The Company’s client pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is usually obtained from leading insurance companies with a minimum A.M. Best rating of A- Excellent (e.g., American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

The contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company and these amounts are included as deferred revenue under current or long-term liabilities on the Company’s consolidated balance sheets. This balance is reduced as the Company performs work under the contract and recognizes revenue. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not likely have a material impact on its operating results, financial position and cash flows.

Four Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites. The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the consolidated balance sheets). At June 30, 2006, the remediation for one of the projects was complete and the Company had begun long-term maintenance and monitoring at that site.

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

During fiscal 2006 the Company and another contractor entered into a $3,500 contract to provide demolition and abatement services. The Company and the contractor entered into a teaming arrangement which stated that the Company would be entitled to 8% of the $3,500 contract proceeds for providing working capital procurement assistance and bonding for the project. The other contractor was responsible for insurance, supervision, labor, equipment and materials for the project. Initially, the work was proceeding and progress payments were received from the customer, however, as the contract encountered delays and increased the scope of work, there was insufficient cash flow to fund the cost overruns on the project pending payment from the customer. In the fourth quarter of fiscal 2006, the Company was required to provide funding to project subcontractors. To date, the Company received approximately $200 of cash and has incurred or accrued expenses of approximately $3,600. As a result, the Company recognized a $3,400 loss on the project in the fourth quarter of fiscal 2006. The Company is in the process of pursuing outstanding invoices and preparing a claim for the project. The Company accounts for gain contingencies in accordance with the provisions of SFAS 5, and therefore does not record gain contingencies and recognize revenue until it is earned and realized. At June 30, 2006, the Company did not record a gain contingency related to this project.

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

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005.   A subsidiary of the Company was engaged by the New York City Department of Transportation (“NYCDOT”) to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York. A motorist and his wife commenced litigation alleging that during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured. The subsidiary (along with other project contractors) has been named in the suit. In a separate action, the general contractor on that project has sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project. The subsidiary had no on-site role, and management believes that it was not the cause of the collapse. Although the ultimate outcome of this matter cannot be predicted with certainty at this time, and could have a material adverse effect, management believes it has meritorious defenses and is adequately insured. In a separate but related matter, the subsidiary entered into an agreement with NYCDOT in September 2005 under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $300 and NYCDOT $500 and agreed for a limited period of time not to bid on engagements with New York City agencies. These settlement amounts, which were accrued as of June 30, 2005, were paid in fiscal 2006.

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

City of Rowlett v. Hunter Associates, Inc., et. al. in the 101st District Court of Dallas County, Texas, 2006.   One of the Company’s subsidiaries was named as a defendant in a lawsuit brought by the City of Rowlett, Texas. The City is alleging that the subsidiary’s design of a sewer line did not adequately address potential corrosion issues. The outcome of this case cannot be predicted at this time; however, damages alleged are substantial and an ultimate adverse determination of the case could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $3,543 at June 30, 2006 and $3,092 at June 30, 2005. The Company has also insurance recovery receivables related to these accruals of $1,819 at June 30, 2006 and $848 at June 30, 2005. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

Note 18.   Subsequent Events

On July 17, 2006, the Company and certain of its subsidiaries (together the “Borrower”) entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability. The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum EBITDA, as defined in the Credit Agreement,  of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24,000 for the fiscal year ended June 30, 2010. The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of TRC’s subsidiaries that are not borrowers pursuant to a Guaranty. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness. The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

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

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for the Company’s Fiscal 2006 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5,000,000 to $7,500,000.

On December 29, 2006, the Credit Agreement was further amended (the “Third Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for the Company’s Fiscal 2006 10-K to on or before January 31, 2007.

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

The Company sold Bellatrix in August 2006. The Company received a cash payment of $400, a promissory note of $88 due on August 31, 2007 yielding interest at a rate of 6% per year, as well as 3 shares of TRC common stock, with a fair value of $33 on the date of sale.

Note 19.   Quarterly Financial Information (Unaudited)

Management believes the following unaudited quarterly financial information for the fiscal years ended June 30, 2006 and 2005, which is derived from the Company’s unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

	First	Second	Third	Fourth
Year Ended June 30, 2006	Quarter	Quarter	Quarter	Quarter
Gross revenue	$110,628	$96,210	$93,956	$100,420
Net service revenue	58,428	58,530	62,868	62,566
Cost of services	54,657	57,444	57,118	62,752
Operating loss(1)	(5,850)	(6,794)	(1,299)	(12,333)
Loss from continuing operations before taxes and equity earnings (losses)	(6,780)	(8,133)	(2,645)	(13,262)
Loss from continuing operations before equity earnings (losses)	(4,529)	(5,433)	(1,767)	(8,859)
Loss from continuing operations	(4,518)	(5,446)	(1,775)	(8,839)
Discontinued operations, net of taxes(2)	(102)	267	(84)	(3,350)
Net loss	(4,620)	(5,179)	(1,858)	(12,189)
Net loss available to common shareholders	(4,834)	(5,355)	(2,057)	(12,351)
Basic earnings (loss) per share:
From continuing operations(1)	$(0.33)	$(0.39)	$(0.13)	$(0.54)
From discontiued operations(2)	(0.01)	0.02	(0.01)	(0.20)
	$(0.34)	$(0.37)	$(0.14)	$(0.74)
Diluted earnings (loss) per share:
From continuing operations(1)	$(0.33)	$(0.39)	$(0.13)	$(0.54)
From discontiued operations(2)	(0.01)	0.02	(0.01)	(0.20)
	$(0.34)	$(0.37)	$(0.14)	$(0.74)

(1)          Fiscal 2006 third quarter results were favorably impacted due to increased NSR resulting from reduced usage of subcontractors. Fiscal 2006 fourth quarter results were unfavorably impacted due to the following pre-tax costs and charges:

•       $2,500 of charges for a significant loss contract;

•       $2,300 of charges to our provision for doubtful accounts;

•       $1,000 of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; and

•       A $2,170 impairment charge to adjust the carrying value of certain trade name intangible assets.

(2)          The Company sold PacLand as well as committed to sell Bellatrix in the fourth quarter of fiscal 2006. The operations of these entities, have been segregated and are shown as discontinued operations in the consolidated statements of operations. Fiscal 2006 fourth quarter results of discontinued operations was unfavorably impacted due to the following pre-tax charges:

•       $5,336 loss on disposal for the PacLand sale; and,

•       a $268 impairment charge on Bellatrix assets held for sale at June 30, 2006.

	First	Second	Third	Fourth
Year Ended June 30, 2005	Quarter	Quarter	Quarter(1)	Quarter(2)
Gross revenue	$82,436	$91,314	$85,986	$103,655
Net service revenue	57,962	56,343	52,101	56,981
Cost of services	51,864	52,512	57,524	58,602
Operating income (loss)	4,616	2,971	(1,072)	(15,518)
Income (loss) from continuing operations before taxes, minority interest, equity earnings (losses) and accounting change	4,180	2,486	(1,777)	(16,330)
Income (loss) from continuing operations before equity earnings (losses) and accounting change	2,509	1,433	(1,009)	(10,126)
Income (loss) from continuing operations before accounting change	2,473	1,382	(565)	(10,139)
Discontinued operations, net of taxes	7	44	115	10
Cumulative effect of accounting change	(589)	—	—	—
Net income (loss)	1,891	1,426	(450)	(10,129)
Net income (loss) available to common shareholders	1,668	1,248	(624)	(10,321)
Basic earnings (loss) per share:
Continuing operations before accounting change	$0.16	$0.09	$(0.05)	$(0.72)
Discontinued operations	—	—	0.01	—
Cumulative effect of accounting change	(0.04)	—	—	—
	$0.12	$0.09	$(0.04)	$(0.72)
Diluted earnings (loss) per share:
Continuing operations before accounting change	$0.15	$0.08	$(0.05)	$(0.72)
Discontinued operations	—	—	0.01	—
Cumulative effect of accounting change	(0.04)	—	—	—
	$0.11	$0.08	$(0.04)	$(0.72)

(1)          Fiscal 2005 third quarter results were adversely impacted due to costs incurred to comply with Sarbanes-Oxley of approximately $1,000.

(2)          Fiscal 2005 fourth quarter results were adversely impacted by the following pre-tax costs:

•       Approximately $3,600 due to the impairment of goodwill and intangible assets at Co-Energy, a variable interest entity, that the Company consolidates pursuant to the requirements of FIN 46(R);

•       Approximately $1,600 to increase the Company’s allowance for doubtful accounts for specific receivables that the Company’s management determined it would no longer pursue;

•       Approximately $1,400 for contract loss reserves incurred in the fourth quarter;

•       Approximately $1,100 to write-off certain distributed generation assets whose value has declined primarily due to high natural gas costs;

•       Approximately $900 for restructuring costs; and,

•       Approximately $800 for a settlement with the New York City Department of Transportation related to an infrastructure group contract for construction support services.

Schedule II—Valuation and Qualifying Accounts
Years Ended June 30, 2006, 2005 and 2004
(in thousands)

			Additions
		Balance at	Charged to	Charged to		Balance at
		beginning	costs and	other		end of
Year	Description	of period	expenses	accounts(1)	Deductions(2)	period
2006	Allowance for doubtful accounts	$9,197	$8,066	$(205)	$(4,171)	$12,887
2005	Allowance for doubtful accounts	$9,732	$4,959	$549	$(6,043)	$9,197
2004	Allowance for doubtful accounts	$7,715	$3,138	$17	$(1,138)	$9,732

(1)          Allowance for acquired and disposed businesses.

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

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006, due to the material weaknesses in the Company’s internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.”

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

The Company’s management assessed the effectiveness of the internal control over financial reporting as of June 30, 2006, and this assessment identified certain material weaknesses in its internal control over financial reporting, as discussed below. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

•       Ineffective controls at the entity level: As evidenced by the material weaknesses described below, the Company determined that entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities did not operate effectively, resulting in material weaknesses in each of these respective COSO components. The deficiency in each of these individual COSO components represents a separate material weakness. These material weaknesses contributed to the other material weaknesses and an environment where there is more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

•       Inadequate segregation of duties: The Company did not adequately design controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries. Due to the potential pervasive affect on the consolidated financial statements and disclosures and the absence of other mitigating controls there is more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

•       Inadequate controls related to the financial reporting and closing process: The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design of controls which would ensure (i) account analyses, summaries and reconciliations are prepared, reviewed and approved; (ii) subsidiary ledgers are reconciled to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) journal entries are reviewed and approved; (iv) accuracy of information input to and output from the financial reporting and accounting systems, (v) analysis of intercompany activity, and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the significant account balances and disclosures there is more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

•       Inadequate controls related to estimating, job costing and revenue recognition: The Company did not design appropriate controls related to the recognition of revenue, including the failure to implement a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. These control deficiencies result in more than a remote likelihood that a material misstatement of revenue, interest income from contractual arrangements, insurance recoverables, insurance recoverable - environmental remediation, deferred revenue, and environmental remediation liability could occur and not be prevented or detected.

•       Inadequate controls related to processing and valuation of accounts receivable: The Company did not design appropriate controls to ensure proper completeness, accuracy and valuation of accounts receivable. The controls were not adequate to ensure completeness, authorization and accuracy of

(i) client billing adjustments, including write-offs; (ii) provision for doubtful accounts; (iii) changes to and maintenance of client master files and (iv) the approval and processing of client payments, credits and other client account applications. These control deficiencies result in more than a remote likelihood that a material misstatement of revenue or accounts receivable, allowance for doubtful accounts and the provision for doubtful accounts could occur and not be prevented or detected.

•       Inadequate controls related to the expenditure cycle: The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved and (v) adequate segregation of duties related to check signing, invoice processing and invoice approval. These control deficiencies result in more than a remote likelihood that a material misstatement of cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities could occur and not be prevented or detected.

•       Inadequate controls related to the payroll cycle: The Company’s internal controls were not adequately operating in a manner to effectively support the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the operating effectiveness of controls which would ensure (i) review and approval of changes to the payroll master files; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) employees are only terminated within statutory and union requirements; (viii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (ix) payroll is recorded in the appropriate period. These control deficiencies result in more than a remote likelihood that a material misstatement of cost of services, selling, general and administrative expenses and accrued compensation and benefits could occur and not be prevented or detected.

•       Inadequate general computer controls: The Company’s internal controls were not adequately operating in a manner to support the information technology environment. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the operating effectiveness of controls which would ensure the security of the information technology environment and that (i) access to financial applications is granted to appropriate personnel, (ii) passwords contain sufficient restrictions and (iii) systems are configured with appropriate security monitoring capabilities. Additionally, controls designed to ensure appropriate change management of financial applications were not operating adequately to ensure (i) system conversions were tested and validated prior to implementation, (ii) data was converted accurately from legacy systems and (iii) access to vendor-supported systems was restricted and monitored. These control deficiencies result in more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

•       Inadequate controls related to the income tax cycle: The Company’s internal controls were not adequately designed or operating in a manner to effectively support the requirements of the income tax cycle. This material weakness is the result of aggregate deficiencies in the internal control activities. The material weakness includes failures in the design and operating effectiveness of controls which would ensure that (i) the income tax provision is determined using a methodology and related assumptions consistently across the entity and accounting periods, (ii) relevant, sufficient and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured, (iii) disclosures are prepared in accordance with GAAP, (iv) application of the Company’s accounting policies to the tax provision and related accounts is performed timely, appropriately documented and independently reviewed for appropriateness, (v)  the provision and related account balances have been recorded in the general ledger at the approved amounts and in the appropriate accounting period, (vi) financial statement disclosure and presentation is in accordance with GAAP and the Company’s accounting and disclosure policies and (vii) significant estimates and judgments are based on the latest available information and management’s understanding of the Company’s operations. These control deficiencies result in more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

In making this assessment, the Company’s management used the criteria set forth by COSO. Because of the material weaknesses described above, management believes that, as of June 30, 2006, the Company did not maintain effective internal control over financial reporting based on the COSO criteria.

The Company’s registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TRC Companies, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Ineffective controls at the entity level:   As evidenced by the material weaknesses described below, entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities did not operate effectively, resulting in material weaknesses in each of these respective COSO components. The deficiency in each of these individual COSO components represents a separate material weakness. These material weaknesses contributed to the other material weaknesses and an environment where there is more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

Inadequate segregation of duties:   The Company did not adequately design controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries. Due to the potential pervasive affect on the consolidated financial statements and disclosures and the absence of other mitigating controls there is more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

Inadequate controls related to the financial reporting and closing process:   The internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design of controls which would ensure (i) account analyses, summaries and reconciliations are prepared, reviewed and approved; (ii) subsidiary ledgers are reconciled to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) journal entries are reviewed and approved; (iv) accuracy of information input to and output from the financial reporting and accounting systems, (v) analysis of intercompany activity, and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the significant account balances and disclosures there is more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

Inadequate controls related to estimating, job costing and revenue recognition:   The Company did not design appropriate controls related to the recognition of revenue, including the failure to implement a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. These control deficiencies result in more than a remote likelihood that a material misstatement of revenue, interest income from contractual arrangements, insurance recoverables, insurance recoverable - environmental remediation, deferred revenue, and environmental remediation liability could occur and not be prevented or detected.

Inadequate controls related to processing and valuation of accounts receivable:   The Company did not design appropriate controls to ensure proper completeness, accuracy and valuation of accounts receivable. The controls were not adequate to ensure completeness, authorization and accuracy of (i) client billing adjustments, including write-offs; (ii) provision for doubtful accounts; (iii) changes to and maintenance of client master files and (iv) the approval and processing of client payments, credits and other client account applications. These control deficiencies result in more than a remote likelihood that a material misstatement of revenue or accounts receivable, allowance for doubtful accounts and the provision for doubtful accounts could occur and not be prevented or detected.

Inadequate controls related to the expenditure cycle:   The internal controls were not adequately designed in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved;

(iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved and (v) adequate segregation of duties related to check signing, invoice processing and invoice approval. These control deficiencies result in more than a remote likelihood that a material misstatement of cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities could occur and not be prevented or detected.

Inadequate controls related to the payroll cycle:   The internal controls were not adequately operating in a manner to effectively support the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the operating effectiveness of controls which would ensure (i) review and approval of changes to the payroll master files; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) employees are only terminated within statutory and union requirements; (viii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (ix) payroll is recorded in the appropriate period. These control deficiencies result in more than a remote likelihood that a material misstatement of cost of services, selling, general and administrative expenses and accrued compensation and benefits could occur and not be prevented or detected.

Inadequate general computer controls:   The internal controls were not adequately operating in a manner to support the information technology environment. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the operating effectiveness of controls which would ensure the security of the information technology environment and that (i) access to financial applications is granted to appropriate personnel, (ii) passwords contain sufficient restrictions and (iii) systems are configured with appropriate security monitoring capabilities. Additionally, controls designed to ensure appropriate change management of financial applications were not operating adequately to ensure (i) system conversions were tested and validated prior to implementation, (ii) data was converted accurately from legacy systems and (iii) access to vendor-supported systems was restricted and monitored. These control deficiencies result in more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

Inadequate controls related to the income tax cycle:   The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the income tax cycle. This material weakness is the result of aggregate deficiencies in the internal control activities. The material weakness includes failures in the design and operating effectiveness of controls which would ensure that (i) the income tax provision is determined using a methodology and related assumptions consistently across the entity and accounting periods, (ii) relevant, sufficient and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured, (iii) disclosures are prepared in accordance with GAAP, (iv) application of the Company’s accounting policies to the tax provision and related accounts is performed timely, appropriately documented and independently reviewed for appropriateness, (v)  the provision and related account balances have been recorded in the general ledger at the approved amounts and in the appropriate accounting period, (vi) financial statement disclosure and presentation is in accordance with GAAP and the Company’s accounting and disclosure policies and (vii) significant estimates and judgments are based on the latest available information and management’s understanding of the Company’s operations. These control deficiencies result in more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006, of the Company and our report dated February 21, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 21, 2007

c. Changes in Internal Control Over Financial Reporting

Management has reported to the Audit Committee the identification of the material weaknesses identified in its assessment. Addressing those weaknesses is a top priority of management, and the Company is in the process of remediating the cited material weaknesses. Key elements of the remediation effort include, but are not limited to, the following initiatives: transitioning all of the Company’s units onto one common accounting system; adopting and implementing common policies, procedures and controls; communicating roles and responsibilities to all personnel involved in the financial reporting function; recruiting suitably qualified accounting personnel and instituting training sessions for existing financial reporting and accounting personnel. This initiative will require time to hire and train personnel and build institutional knowledge; eliminate conflicts with respect to the segregation of duties and responsibilities; restrict user-access rights to the Company’s accounting systems; develop and formalize a robust risk assessment process; enhance an internal audit function reporting directly to the Audit Committee; and enhance the Company’s information systems and lines of communication.

Due to the pervasiveness of material weaknesses in internal control over financial reporting and the planned conversion of its existing management information systems to a single common platform as of April 30, 2007, management has determined that the Company will report material weaknesses in internal control over financial reporting for the fiscal year ended June 30, 2007. Management has established a goal of remediating all material weaknesses in internal control over financial reporting by June 30, 2008, although no assurance can be given that this goal will be attained.

Other than the issues discussed above, there were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

Board of Directors

The following table provides the name, age and the principle occupation during the past five years of the Company’s Board of Directors.

Name, Principal Occupation		Served as
During Past Five Years and		Director
Other Corporate Directorships	Age	Since
Christopher P. Vincze	45	2005
Chairman of the Board of Directors, President and Chief Executive Officer of the
Company, formerly Managing Director of Marsh Inc. and former President and
Chief Operating Officer of ATC Group Services, Inc.
Sherwood L. Boehlert(2)	70	2007
Former United States Congressman from the State of New York
Friedrich K. M. Bohm(2)	65	2004
Chairman of the architectural firm of NBBJ
and Director of M/I Homes, Inc.
Stephen M. Duff(1)(2)	43	2006
Chief Investment Officer of Clark Estates Inc.;
also a Director of Easylink Corporation
Edward G. Jepsen(2)	63	1989
Director and former Executive Vice President
and Chief Financial Officer of Amphenol Corporation;
also a Director of Gerber Scientific, Inc. and ITC Holdings Corporation
Edward W. Large, Esq.(2)	76	1990
Formerly Executive Vice President and Director
of United Technologies Corporation
John M. F. MacDonald(2)	80	2001
Formerly Member of the Executive Committee
and Director of Parker/Hunter Incorporated
J. Jeffrey McNealey, Esq.(2)	62	1985
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

(2)          The Board has determined that each of these Directors is “independent” as defined under Section 303A.02 of the New York Stock Exchange Listed Company Manual (the “Manual”) and the Board has determined that no material relationships exist between any independent Director and the Company.

BOARD COMMITTEES

The standing committees of the Board are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In addition to regular Board meetings, the independent directors of the Company meet periodically as a group.

The Audit Committee of the Board of Directors is currently composed of Messrs. Jepsen (Chairman), Large, MacDonald and McNealey. The Audit Committee discusses with the Company’s independent auditors the audit plan, the Company’s consolidated financial statements and matters described in Statement on Auditing Standards No. 61, Communications with Audit Committees. The Audit Committee reports to the Board of Directors. It also recommends to the Board the selection and compensation of the independent auditors for the Company. The Board has determined that each member of the Audit Committee is “independent” as defined in Section 303A.02 of the Manual. The Board of Directors has also determined that Mr. Jepsen is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K. The Audit Committee is governed by a Charter which has been adopted by the Board of Directors and is available on the Company’s website at www.trcsolutions.com.

The Compensation Committee of the Board of Directors is currently composed of Messrs. Large (Chairman), Bohm, Duff, MacDonald and McNealey. The Board has determined that each member of the Compensation Committee is independent as defined in Section 303A.02 of the Manual. The Committee approves the general salary scale, annual bonus and long-term incentive awards for senior management of the Company and its subsidiaries and specifically establishes the compensation package for the chief executive officer. The Committee’s actions are discussed more fully in the Compensation Committee Report on Executive Compensation. The Compensation Committee is governed by a Charter which has been adopted by the Board of Directors and is available on the Company’s website at www.trcsolutions.com.

The Nominating and Corporate Governance Committee of the Board of Directors is currently composed of Messrs. McNealey (Chairman), Bohm, MacDonald and Large. The Committee reviews the organization, structure, size and composition of the Board and recommends to the Board corporate governance principles applicable to the Company and nominees to serve as directors. The Nominating and Corporate Governance Committee is governed by a Charter which has been adopted by the Board of Directors and is available on the Company’s website at www.trcsolutions.com. The Board has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined in Section 303A.02 of the Manual. The Committee has developed, and the Board of Directors has approved, Corporate Governance Guidelines which assist the Committee in evaluating qualified candidates for the Board of Directors among individuals recommended to or identified by it. The guidelines are available on the Company’s website.

Directors are expected to possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the shareholders. The Company endeavors to have a Board representing a diverse experience at policy-making levels and in areas that are relevant to the Company’s activities in general. Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively and committed to serve on the Board for an extended period of time. Directors shall not hold any directorships that could interfere with their ability to perform the duties of Directors of the Company. In accordance with the Corporate Governance Guidelines, the Chair of the Nominating and Corporate Governance Committee presides at all meetings of independent directors, or, in such person’s absence, an independent director designated by those directors present shall preside. Accordingly, Mr. McNealy presides at executive sessions of non-management directors without management present. Interested parties can communicate with the presiding director by contacting the Company’s Corporate Secretary. Shareholders who wish to suggest nominees for election to the Board should contact the Secretary of the Company at 21 Griffin Road North, Windsor, Connecticut 06095,

stating in detail the qualifications of such person for consideration by the Nominating and Corporate Governance Committee.

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

NYSE Certification

The Chief Executive Officer of the Company, Christopher P. Vincze certified to the NYSE in the Annual CEO Certification to the 2006 Annual Written Affirmation filing on December 29, 2006 that he is not aware of any violation of the NYSE corporate governance listing standards by the Company other than what was disclosed in Exhibit H to the filing. He also certified that the previous year’s certification was submitted to the NYSE and no qualifications were necessary to that certification. Exhibit H to the 2006 Annual Written Affirmation disclosed that the Company had not yet filed its 2006 Annual Report on Form 10-K and proxy statement and was, therefore, out of compliance with certain standards of the NYSE.

Executive Officers

The following table presents the name and age of each of the Company’s executive officers during fiscal 2006, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age	Present Position and Date of Appointment	Other Positions Held During Last Five Years

Christopher P. Vincze 45	Chairman of the Board (since November 2006), President and Chief Executive Officer (January 2006)	Senior Vice President and Chief Operating Officer (May 2005); Managing Director, Marsh Inc. (April 2003); President and Chief Operating Officer, ATC Group Services, Inc. (1998)
Richard D. Ellison 67	Former Chairman of the Board (resigned October 2006) and former President and Chief Operating Officer (retired December 2005)
Timothy D. Belton 40	Senior Vice President and Chief Operating Officer (March 2006)	Director, Glass & Associates(May 2004); Managing Member, Braeburn Capital Partners (May 2001)
John H. Claussen 58	Senior Vice President (August 1992)

Martin H. Dodd 53	Senior Vice President, General Counsel and Secretary (February 1997)
Glenn E. Harkness 59	Senior Vice President (September 1997)
Carl d. Paschetag, Jr. 47	Senior Vice President and Chief Financial Officer (April 2006)	Senior Vice President (February 2006); Vice President and Controller, Clean Harbors, Inc. (June 1997)
Michael C. Salmon 51	Senior Vice President (June 2000)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (“10% Stockholders”), to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the New York Stock Exchange. Officers, directors and 10% Stockholders are required to furnish the Company with copies of all Forms 3, 4, and 5 they file. Based solely on the Company’s review of the copies of such forms it has received, the Company believes that all of the officers, directors and 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal year ended June 30, 2006.

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

Each non-employee director of the Company receives an annual retainer of $35,000 payable at each director’s election in cash or common stock and subject to deferral under the Directors’ Deferred Compensation Plan. Directors who are also employees of the Company or any of the Company’s subsidiaries receive no remuneration for serving as directors. In addition, the directors participate in the Company’s Stock Option Plan. In January 2006, each independent director serving at that time was granted options to purchase 12,000 shares of the Company’s common stock at an exercise price of $9.92 pursuant to the Company’s Stock Option Plan. Such stock options have ten-year terms and vest as follows: one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant.

Compensation of Executive Officers

a) Summary Compensation Table

The Summary Compensation Table that follows sets forth the compensation for services in all capacities earned by those who served during fiscal 2006 as the Company’s Chairman, Chief Executive Officer and President and the other four most highly compensated executive officers of the Company and its subsidiaries (the “named executive officers”) for each of the three years in the period ended June 30, 2006.

Summary Compensation Table

				Long-Term
				Compensation(2)(3)
		Annual Compensation(1)		Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards (#)	Compensation ($)(4)
Richard D. Ellison(5)	2006	$231,523	$—	—	$3,082
Former Chairman of the	2005	424,100	—	32,000	5,600
Board, President and Chief	2004	386,700	20,000	32,000	5,700
Executive Executive Officer
Christopher P. Vincze(6)	2006	344,810	87,500	50,500	4,777
Chairman of the Board,	2005	40,048	—	60,000	—
President and Chief
Executive Officer
Timothy D. Belton(7)	2006	69,231	25,000	75,000	—
Senior Vice President and
Chief Operating Officer
John H. Claussen	2006	259,626	25,000	15,000	8,039
Senior Vice President	2005	258,700	—	13,000	6,500
	2004	251,500	15,000	13,000	6,000
Glenn E. Harkness	2006	273,270	—	15000	7,577
Senior Vice President	2005	220,500	—	10,000	6,000
	2004	195,500	15,000	10,000	5,800
Michael C. Salmon	2006	295,351	—	15,000	7,384
Senior Vice President	2005	258,200	—	13,000	5,900
	2004	240,900	15,000	13,000	6,000

(1)          Pursuant to the rules on executive compensation disclosure adopted by the Securities and Exchange Commission, no amounts for executive perquisites and other personal benefits are shown because the aggregate dollar amount per executive is less than either $50,000 or 10% of annual salary and bonus.

(2)          Options are granted at 100% of market price of the underlying Common Stock on the date of grant. The Company has not made any restricted stock awards, and its long-term incentive awards to executive officers consist of stock options and bonuses.

(3)          All indicated options granted through December 31, 2005 have ten-year terms; one-third vest immediately upon grant and the remainder vest equally on the first and second anniversaries of grant. Options granted after December 31, 2005 also have ten-year terms, but vest one-third upon the first anniversary of grant and remainder equally on the second and third anniversaries of grant.

(4)          Amounts of all other compensation include contributions by the Company under its 401(k) retirement and savings plan.

(5)          Dr. Ellison retired as President and Chief Executive Officer as of January 1, 2006 and as Chairman of the Board as of October 29, 2006, but continued to receive certain compensation pursuant to his Retirement Agreement dated October 12, 2005.

(6)          Mr. Vincze joined the Company in May 2005 as Chief Operating Officer. He was promoted to President and Chief Executive Officer on January 1, 2006 and additionally became Chairman of the Board in November 2006.

(7)          Mr. Belton joined the Company in March 2006 as Senior Vice President and Chief Operating Officer. His employment agreement provides for an annual base salary of $300,000, an initial bonus of $75,000 to be payable in three installments of $25,000 in March, June and September 2006, and a bonus of $150,000 payable in March 2007.

b) Option Grants in Last Fiscal Year

The following table sets forth information concerning individual grants of options to purchase the Company’s Common Stock during the 2006 fiscal year to the named executive officers. The Company does not have a program to grant stock appreciation rights.

Options Granted in Last Fiscal year
	Individual Grants						Potential Realizable
	Number of						Value at Assumed
	Shares		% of				Annual rates of Stock
	Underlying		Total Options	Exercise or	Market Price		Price Appreciation
	Options		Granted in	Base Price	on	Expiration	For Option term
Name	Granted		Fiscal 2006	($/Share)	Grant Date	Date	5%	10%
Richared D. Ellison	—		—	—	—	—	$—	$—
Christopher P. Vinzce	40,000	(1)	8.9	9.92	9.92	1/25/2016	249,545	632,397
Christopher P. Vinzce	10,500	(1)	2.3	10.50	10.50	5/16/2016	69,336	175,710
Timothy D. Belton	75,000	(1)	16.7	11.42	11.42	3/6/2016	538,648	1,365,040
John H. Claussen	15,000	(1)	3.3	9.92	9.92	1/25/2016	93,580	237,149
Glenn E. Harkness	15,000	(1)	3.3	9.92	9.92	1/25/2016	93,580	237,149
Michael C. Salmon	15,000	(1)	3.3	9.92	9.92	1/25/2016	93,580	237,149

(1)          Each option cumulatively vests as to one-third of the shares on the first, second and third anniversaries of the grant date and expire ten years from the grant date.

c) Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End

The following table provides information with respect to the named executive officers concerning the exercise of stock options during the 2006 fiscal year and unexercised options held as of the end of the fiscal year:

			Number of Shares		$ Value of Unexercised
	Number of		Underlying Unexercised		In-the-Money Options
	Shares Acquired	$ Value	Options at June 30, 2006		at June 30, 2006(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard D. Ellison	—	$—	503,333	10,667	$2,213,560	$—
Christopher P. Vincze	—	—	40,000	70,500	—	24,715
Timothy D. Belton	—	—	—	75,000	—	—
John H. Claussen	—	—	137,141	19,334	421,937	9,150
Glenn E. Harkness	3,375	33,784	89,916	18,334	301,250	9,150
Michael C. Salmon	—	—	132,416	19,334	423,173	9,150

(1)          Based upon the closing price of the Company’s Common Stock on June 30, 2006 of $10.53.

d) Employment Contracts and Termination/Change-In-Control Arrangements

On March 18, 2005, the Company entered into an Employment Agreement with Christopher P. Vincze, pursuant to which the Company employed Mr. Vincze as Chief Operating Officer (the “Agreement”) commencing on May 2, 2005 (the “Start Date”). On October 12, 2005, Mr. Vincze was elected to the Company’s Board of Directors and appointed Chief Executive Officer and President effective January 1, 2006. On January 25, 2006 the agreement was amended and restated.

The Agreement expires on December 31, 2008 (the “Initial Term”). If Mr. Vincze remains employed by the Company after the expiration of the Initial Term, it is anticipated that Mr. Vincze will continue his employment at-will upon terms and conditions generally available to senior management, subject to Mr. Vincze’s right to receive severance if he resigns for Good Reason (as defined in the Agreement) or the Company terminates his employment without Cause (as defined in the Agreement).

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

Under the Agreement, Mr. Vincze was initially granted ten-year options to purchase 60,000 shares of the Company’s common stock at $13.82 per share, the closing price of the Company’s common stock on the trading day immediately preceding his start date. The options vest in equal one-third increments, one-third vest immediately and the remainder vest equally on the first and second anniversaries of grant. The options will vest and become fully exercisable upon a Change of Control (as defined in the Agreement) or upon termination of employment by Mr. Vincze for Good Reason or by the Company without Cause. Mr. Vincze will also be eligible to receive additional stock options under the Company’s Restated Stock Option Plan and will be given consideration thereunder in accordance with his role in the Company.

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

On October 12, 2005, the Company entered into a Retirement Agreement with Dr. Richard D. Ellison whereby he retired as President and Chief Executive Officer as of January 1, 2006. Dr. Ellison continued as Chairman of the Board of Directors following his retirement until his resignation from the Board in October 2006.

The Retirement Agreement provides that following Dr. Ellison’s retirement as President and Chief Executive Officer, he will be paid an amount equal to his current base salary through April 1, 2007, with a payment equal to six months’ salary being made on July 3, 2006 and the remainder to be paid in accordance with the Company’s normal payroll practices for senior management. All unvested stock options held by Dr. Ellison at October 29, 2006, when he departed from the Board of Directors immediately vested and will remain exercisable for one year after such departure. Dr. Ellison’s health insurance benefits and his current life insurance policy shall be continued through June 30, 2007, and the lease on his automobile will be continued for the remainder of the term of that lease, for his exclusive benefit. Additionally, Dr. Ellison will be reimbursed for his current country club membership through December 31, 2006.

The Retirement Agreement also provides that Dr. Ellison will not directly or indirectly compete with the Company, or solicit any employee of TRC to compete with the Company, until the later of (i) twelve months following the last date on which Dr. Ellison is a member of the Company’s Board of Directors, or (ii) June 1, 2007.

On March 6, 2006, the Company entered into an Employment Agreement with Timothy D. Belton, pursuant to which the Company employed Mr. Belton as Chief Operating Officer (the “Belton Agreement”). Mr. Belton began his employment with the Company on March 27, 2006.

Mr. Belton has the title and responsibilities of Senior Vice President and Chief Operating Officer, and also served as interim Central Region General Manager. Within twelve (12) months of his commencing full-time employment and contingent on Mr. Belton meeting mutually agreeable operations goals, and subject to the approval of the Company’s Board of Directors, Mr. Belton will be eligible to be promoted to President of the Company.

The Belton Agreement has a term of three years (the “Term”). If Mr. Belton remains employed by the Company after the expiration of the Term, it is anticipated that Mr. Belton will continue his employment at-will with the Company upon terms and conditions generally available to senior management.

Under the Belton Agreement, Mr. Belton’s initial base salary will be $300,000 per year. Upon Mr. Belton’s promotion to President of the Company, Mr. Belton’s base salary shall increase to $350,000 per year. Mr. Belton shall be paid an initial bonus of $75,000, in three installments of $25,000 each, one on the date he commences full-time employment, and one each on the 91st and 181st days thereafter. Mr. Belton will be paid a bonus of $150,000 on the anniversary of the date upon which he commences full-time employment and will participate in the Company’s bonus plan for senior management.

Under the Belton Agreement the Company granted Mr. Belton ten-year options to purchase 75,000 shares of the Company’s common stock (the “Belton Options”) pursuant to the Company’s Restated Stock Option Plan. The exercise price of the Belton Options was the closing price of the Company’s common stock on the effective date of the Belton Agreement. The Belton Options will vest and be exercisable with respect to 25,000 shares on the first anniversary of the date of grant, and will vest and become exercisable with respect to an additional 25,000 shares on each of the second and third anniversaries of the date of grant. The Belton Options will vest and become fully exercisable upon a Change of Control (as defined in the Belton Agreement) or upon termination of Mr. Belton’s employment by Mr. Belton for Good Reason (as defined in the Belton Agreement) or by the Company without Cause (as defined in the Belton Agreement). Mr. Belton also will be eligible to receive stock options under the Company’s Restated Stock Option Plan and will be given consideration thereunder in accordance with his role in the Company.

If the Company terminates Mr. Belton’s employment for any reason other than death, disability, or Cause, the Company will pay to Mr. Belton a lump sum payment equal to the base salary due Mr. Belton under the Belton Agreement for one (1) year (the “Severance Period”). In addition, the Company will pay Mr. Belton his accrued base salary, accrued but unused vacation, and pro-rated bonuses as described above (if any) through the date of such termination. The Company will also pay a lump sum payment for the cost of all of the benefits Mr. Belton is entitled to under the Belton Agreement, including, but not limited to, the auto allowance and the club reimbursement described above, for the Severance Period.

Under the Belton Agreement, if Mr. Belton terminates the Belton Agreement for Good Reason, the Company will then pay to Mr. Belton a lump sum payment equal to one times his base salary. In addition, the Company will pay to Mr. Belton his accrued base salary, accrued but unused vacation, and prorated bonuses as described above (if any) through the date of such termination. The Company will also pay for all benefits Mr. Belton is entitled to for a one-year period.

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

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors (the “Committee”) is composed of five independent directors. The Committee is responsible for approving the compensation of the Company’s executive officers. The Committee seeks to achieve the following objectives:

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

The Company’s executive compensation program includes three principal components: (1) base salary; (2) annual bonus; and (3) long-term incentive awards. It is the intent of the Committee that executive compensation be linked as directly as possible with the Company’s financial performance and be competitive with the compensation paid to executive officers of similarly situated public companies. In making executive compensation decisions, the Compensation Committee in general considered the level of responsibility, knowledge and experience required and undertook to structure compensation packages to attract, motivate and retain executives of the highest caliber who will contribute to the long-term performance and success of the Company. In fiscal 2006, Mr. Vincze’s compensation consisted of a base salary of $344,810 and bonuses of $87,500.

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

Annual Bonus.   Mr. Vincze’s bonus was based on his employment contract and upon superior performance. In fiscal 2007 the Committee adopted a new executive incentive plan which will reward key executives for overall Company performance as well as the attainment of individual objectives.

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
Stephen M. Duff
John M.F. MacDonald
J. Jeffrey McNealey

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Index and Self-Constructed Index of Peer Companies

The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested in the Company’s Common Stock on June 30, 2001. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested.

Five-Year Cumulative Total Return

	Jun-01	Jun-02	Jun-03	Jun-04	Jun-05	Jun-06
TRC	$100.00	$76.74	$55.12	$62.29	$43.84	$39.32
S&P 500 Index	100.00	80.84	79.59	93.17	97.46	103.74
Peer Group	100.00	115.74	113.53	158.99	182.80	300.33

The companies included in the self-constructed peer group are: Arcadis NV; Ecology & Environment, Inc.; Tetra Tech, Inc.; URS Corporation and Versar, Inc.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

The table below sets forth information as of December 31, 2006 with respect to all persons known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock.

	Number of Shares	Percent of
Name and Address of Beneficial Owner	Beneficially Owned	Common Stock
Peter R. Kellogg(1)	3,229,295	17.86
48 Wall Street, c/o IAT Reinsurance Co. Ltd.
New York, NY 10005
The Clark Estates, Inc.(2)	1,991,131	11.01
One Rockefellar Plaza, 31st Floor
New York, NY 10020
Fletcher International, Ltd.(3)	1,314,483	7.27
c/o A.S.&K. Services Ltd.
41 Cedar Avenue
Hamilton HM EX
Bermuda
Royce & Associates, LLC.(4)	1,558,800	8.62
1414 Avenue of the Americas
New York, NY 10019
Jeffrey L. Gendell(5)	1,198,128	6.63
55 Railroad Avenue
Greenwich, CT 06830
Richard D. Ellison(6)	1,071,531	5.93
Former Chairman and Director of the Company
21 Technology Drive
Irvine, CA 92618
Tocqueville Asset Management L.P.(7)	941,683	5.21
40 West 57th Street
New York, NY 10019

(1)          Based on information set forth on a Form 4 Statement of Changes in Beneficial Ownership filed with the Securities and Exchange Commission (“SEC”) on November 13, 2006. Of these shares, 1,679,800 are held by IAT Reinsurance Co. Ltd. (of which Mr. Kellogg is the sole holder of voting stock).

(2)          Based solely on information set forth on a schedule 13D/A filed with the SEC on July 25, 2006.

(3)          Based on information set forth on Form SC 13 G filed with the SEC on February 14, 2007 by its affiliate Fletcher Asset Management, Inc.

(4)          Based solely on information set forth on a Form SC 13 G/A filed with the SEC on January 25, 2007.

(5)          Based solely on information set forth on a Form SC 13 G/A filed with the SEC on February 13, 2007.

(6)          Based solely on information set forth on a Form 5 Annual Statement of Changes in Beneficial Ownership. The amount above includes 514,000 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

(7)          Based solely on information set forth on a Form SC 13 G filed with the SEC on February 14, 2007.

Stock Ownership of Directors and Executive Officers

The following table sets forth as of December 31, 2006, the total number of shares of the Company’s Common Stock beneficially owned by each director and named executive officer of the Company and all directors and executive officers as a group, based upon information furnished by each director and executive officer.

	Amount and Nature
	of Beneficial Ownership(1)
	Number	Percent of
Name of Individual or Group	of Shares	Class(2)
Richard D. Ellison(3)	1,071,531	5.8%
Christopher P. Vincze(4)	53,333	*
Timothy D. Belton(5)	—	*
John H. Claussen(6)	154,387	*
Glenn E. Harkness(7)	111,427	*
Michael C. Salmon(8)	158,850	*
Friedrich K.M. Bohm(9)	19,707	*
Edward Jepsen(10)	402,732	2.2%
Edward Large(11)	162,924	*
John MacDonald(12)	77,394	*
J. Jeffrey McNealey(13)	140,191	*
Stephen Duff(14)	6,192	*
Sherwood L. Boehlert(15)	—	*
All directors and executive officers as a group (15 individuals)(16)	2,396,322	12.3%

*                    Less than 1%

       (1) The number of shares beneficially owned by each director, executive officer and stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after December 31, 2006 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

       (2) Based on 18,082,252 shares of common stock outstanding at December 31, 2006.

       (3) Includes 514,000 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

       (4) Includes 53,333 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

       (5) No shares may be acquired within sixty (60) days by the exercise of outstanding stock options. Options to acquire 25,000 shares of common stock will vest on March 27, 2007.

       (6) Includes 146,475 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

       (7) Includes 98,250 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

       (8) Includes 141,750 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options.

       (9) Includes 14,000 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options and 5,707 shares earned pursuant to the Directors’ Deferred Compensation Plan.

(10) Includes 110,000 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options and 10,582 shares earned pursuant to the Directors’ Deferred Compensation Plan.

(11) Includes 110,000 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options and 4,874 shares earned pursuant to the Directors’ Deferred Compensation Plan.

(12) Includes 37,125 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options and 10,269 shares earned pursuant to the Directors’ Deferred Compensation Plan.

(13) Includes 82,666 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options and 10,165 shares earned pursuant to the Directors’ Deferred Compensation Plan.

(14) Includes 4,000 shares that may be acquired within sixty (60) days by the exercise of outstanding stock options and 1,792 shares earned pursuant to the Directors’ Deferred Compensation Plan.

(15) Mr. Boehlert was elected to the Board of Directors on January 19, 2007.

(16) Includes 1,347,342 shares for fifteen directors and officers that may be acquired within sixty (60) days by the exercise of outstanding stock options and 43,390 shares earned pursuant to the Directors’ Deferred Compensation Plan.

Item 13.                 Certain Relationships and Related Transactions

As indicated in Note 14 to the financial statements, on March 6, 2006 the Company sold 2,162,162 shares of its common stock in a private placement. The sale resulted in $20,000,000 in gross proceeds to the Company which will be used to reduce debt and for general corporate purposes. 1,081,081 of those shares were purchased by Federal Partners, L.P. an affiliate of the Clark Estates. Also, in that transaction Peter R. Kellogg purchased 381,081 shares with his wife and son purchasing 350,000 shares each. Also, on July 19, 2006, the Company borrowed $5 million from Federal Partners pursuant to a three-year subordinated loan agreement. The loan bears interest at a fixed rate of 9% per annum. In addition, the Company issued to Federal Partners a ten-year warrant to purchase up to 66,000 shares of its common stock at an exercise price equal to $.01 per share pursuant to a Warrant Agreement dated July 19, 2006.

Item 14.                 Principal Accountant Fees and Services

The Company retained Deloitte & Touche LLP to audit the Company’s consolidated financial statements for the fiscal years ended June 30, 2006 and 2005. Following is a summary of the fees billed to us by Deloitte & Touche LLP for professional services rendered in connection with those fiscal years:

	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit fees	$2,087,000	$4,109,500
Audit related fees	—	306,600
Tax fees	—	20,100
All other fees	—	3,000
	$2,087,000	$4,439,200

Audit Fees.   Fiscal 2006 and 2005 fees consist of fees billed for professional services rendered for the integrated audit of the Company’s consolidated financial statements and internal controls over financial reporting, and the review of the interim consolidated financial statements included in quarterly reports. The fiscal 2006 and 2005 amount includes fees relating to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which became effective for the Company in fiscal 2005.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedule

(a)(1)                   Financial Statements of the Registrant

See Consolidated Financial Statements under Item 8 of this Report.

(a)(2)                   Financial Statement Schedule

See Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2006, 2005 and 2004 under Item 8 of this Report.

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
*10.7

Amended and Restated Employment Agreement, dated January 25, 2006, by and between TRC Companies, Inc. and Christopher P. Vincze, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006.

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

*10.9	Retirement Agreement, dated as of December 16, 2005, by and between TRC Companies, Inc. and Miro Knezevic, incorporated by reference to the Company’s Form 8-K filed on December 30, 2005.
*10.10	Retirement Agreement, dated as of February 9, 2006, by and between TRC Companies, Inc. and Harold C. Elston, Jr.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.
Dated: February 23, 2007	By:	/s/ CHRISTOPHER P. VINCZE
Christopher P. Vincze
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE	Chairman of the Board, President and	February 23, 2007
Christopher P. Vincze	Chief Executive Officer
/s/ SHERWOOD L. BOEHLERT	Director	February 23, 2007
Sherwood L. Boehlert
/s/ FRIEDRICH K.M. BOHM	Director	February 23, 2007
Friedrich K.M. Bohm
/s/ STEPHEN M. DUFF	Director	February 23, 2007
Stephen M. Duff
/s/ EDWARD G. JEPSEN	Director	February 23, 2007
Edward G. Jepsen
/s/ EDWARD W. LARGE	Director	February 23, 2007
Edward W. Large
/s/ JOHN M. F. MACDONALD	Director	February 23, 2007
John M. F. MacDonald
/s/ J. JEFFREY MCNEALEY	Director	February 23, 2007
J. Jeffrey McNealey
/s/ CARL d. PASCHETAG, JR.	Senior Vice President and	February 23, 2007
Carl d. Paschetag, Jr.	Chief Financial Officer
(Principal Accounting Officer)

TRC Companies, Inc.

Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2006

Exhibit
Number	Description
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.