Form 10-K/A
period 2006-06-30
TRC COMPANIES INC /DE/
filed 2007-05-29
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our annual report on Form 10-K/A of TRC Companies, Inc. for the fiscal year ended June 30, 2006 to restate our consolidated balance sheets and statements of changes in shareholders’ equity contained therein and related disclosures. As described in Note 3 to the consolidated financial statements, subsequent to the issuance of our consolidated financial statements for the fiscal year ended June 30, 2006, we identified an error in the accounting for an exit strategy contract whereby an insurance recoverable of $2,497,000 and an associated tax provision of $899,000 were not recorded during the year ended June 30, 2001. As the error relates to the year ended June 30, 2001, the Company recorded an increase to beginning retained earnings as of July 1, 2003 of $1,598,000 to correct the consolidated financial statements. Accordingly, the accompanying consolidated balance sheets as of June 30, 2006 and 2005 and the consolidated statements of changes in stockholders’ equity for each of the three years in the period ended June 30, 2006 have been restated from the amounts previously reported. The restatement has no impact on our consolidated statements of operations or cash flows.

For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the only changes in this Amendment No. 1 on Form 10-K/A to the original Form 10-K filed on February 26, 2007 are those caused by the restatement. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of our original Form 10-K and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the February 26, 2007 filing of the original Form 10-K. The following items have been amended as a result of the restatement and are included in this Amendment No. 1 on Form 10-K/A:

•       Part II—Item 1A—Risk Factors

•       Part II—Item 6—Selected Consolidated Financial Data

•       Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part II—Item 8—Consolidated Financial Statements and Supplementary Data

•       Part II—Item 9a—Controls and Procedures

•       Part IV—Item 15—Exhibits and Financial Statement Schedules

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to contain the currently dated consent of our independent registered public accounting firm and the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm and the certifications of our principal executive officer and principal financial officer are attached to this Amendment No. 1 on Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 respectively.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the restatement described herein that ended prior to June 30, 2006. For this reason, the previously issued consolidated financial statements and related financial information for the years ended June 30, 2002, 2003, 2004 and 2005 should no longer be relied upon.

TRC Companies, Inc.

Index to Annual Report on Form 10-K/A
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

As reflected in our consolidated financial statements, we have incurred net losses applicable to common shareholders of $24.6 million and $8.0 million in our fiscal years ended June 30, 2006 and 2005, respectively. In addition, our working capital has declined from approximately $71.1 million as of June 30, 2005 to $25.0 million at June 30, 2006. We are taking action to return the Company to profitability and generate positive cash flow from operations. Specifically, we are enhancing our controls over project acceptance, which we believe will significantly reduce the level of contract losses; we are increasing the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; we are improving the timeliness of customer invoicing, and enhancing our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense, reducing our reliance on our revolving credit agreement; and  we are improving project management, which we believe will result in significantly higher levels of project profitability. If we are unable to improve our operating performance we may not have sufficient working capital to fund our operations.

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

We are, and expect in the future to be, named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes, professional liability, or claims for personal injury or property damage.  To date, we have been able to obtain liability insurance for the operation of our business. However, if we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity which could impair our operations.

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

As we disclose in Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2006. While we are in the process of correcting our internal control weaknesses, the material  weaknesses in internal control over financial reporting that have been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and we are able to conclude that such internal controls are operating effectively. Pending the successful completion of such implementation and testing of the internal controls, we will perform additional procedures to reduce the risk that material weaknesses in internal control over financial reporting result in material errors to the financial statements. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. Any failure to implement and maintain the improvements in the internal controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could result in errors in the financial statements that would not be prevented or detected, or cause us to fail to meet our reporting obligations. We cannot assure you that we will not identify additional material weaknesses in our internal controls in the future. Any failure to improve the identified material weakness or any identification of any additional material weaknesses could cause investors to lose confidence in our reported financial information which could have a negative impact on the trading price of our stock.

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

Item 6.                        Selected Financial Data

The following table provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto. See Note 3 for a discussion of the restatement of certain balance sheet data for the five year period ended June 30, 2006 related to the accounting for an insurance recoverable on an exit strategy contract in fiscal 2001. We previously restated our fiscal 2004 and 2003 financial statement primarily to correctly account for certain components of our exit strategy program. Our consolidated financial statements for 2002 have also been previously restated; however, the restated consolidated financial statements for fiscal 2002 have not been audited.

	Statements of Operations Data, for the years ended June 30,
	2006(1)(6)	2005(1)(6)	2004(1)(7)	2003(1)(7)	2002(1)(7)
					(unaudited)
	(in thousands, except per share data)
Gross revenue	$401,214	$363,391	$354,400	$298,278	$253,861
Less subcontractor costs and other direct reimbursable charges	158,821	140,004	125,600	87,253	79,096
Net service revenue	242,393	223,387	228,800	211,025	174,765
Interest income from contractual arrangements	4,054	2,578	1,877	3,002	5,428
Insurance recoverables	1,053	14,969	(18)	556	(342)
Operating costs and expenses:
Cost of services	231,971	220,502	194,982	183,974	144,707
General and administrative expenses	24,604	14,663	8,568	5,106	5,580
Provision for doubtful accounts(2)	8,066	4,959	3,138	3,036	2,138
Goodwill and intangible asset write-offs(3)	2,170	3,625	—	—	—
Depreciation and amortization	6,964	6,188	5,723	5,142	3,457
	273,775	249,937	212,411	197,258	155,882
Operating income (loss)	(26,275)	(9,003)	18,248	17,325	23,969
Interest expense	4,545	2,438	1,462	1,400	1,136
Income (loss) from continuing operations before taxes, minority interest, equity earnings (losses) and accounting change	(30,820)	(11,441)	16,786	15,925	22,833
Federal and state income tax provision (benefit)	(10,232)	(3,778)	6,971	6,248	8,736
Minority interest earnings	—	(470)	(217)	—	—
Income (loss) from continuing operation before equity earnings (losses) and accounting change	(20,588)	(7,193)	10,032	9,677	14,097
Equity in earnings (losses) from unconsolidated affiliates, net of income taxes	9	344	(295)	(435)	(612)
Income (loss) from continuing operations before accounting change	(20,579)	(6,849)	9,737	9,242	13,485
Discontinued operations, net of taxes(4)	(3,268)	176
Cumulative effect of accounting change, net of taxes(5)	—	(589)	—	—	—
Net income (loss)	(23,847)	(7,262)	9,737	9,242	13,485
Dividends and accretion charges on preferred stock	751	766	735	766	377
Net income (loss) available to common shareholders	$(24,598)	$(8,028)	$9,002	$8,476	$13,108

Basic earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(1.40)	$(0.54)	$0.66	$0.65	$1.09
Discontinued operations, net of taxes	(0.22)	0.01	—	—	—
Cumulative effect of accounting change	—	(0.04)	—	—	—
	$(1.62)	$(0.57)	$0.66	$0.65	$1.09
Diluted earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(1.40)	$(0.54)	$0.62	$0.61	$1.00
Discontinued operations, net of taxes	(0.22)	0.01	—	—	—
Cumulative effect of accounting change	—	(0.04)	—	—	—
	$(1.62)	$(0.57)	$0.62	$0.61	$1.00
Weighted average shares outstanding:
Basic	15,168	14,109	13,689	13,090	12,025
Diluted	15,168	14,109	14,550	13,917	13,571
Cash dividends declared per common share	—	—	—	—	—
Balance Sheet Data at June 30 (As restated):
Assets	$485,403	$517,851	$451,036	$447,804	$386,563
Long-term debt, including current portion	40,453	59,980	43,787	44,959	24,353
Redeemable preferred stock	15,000	14,941	14,824	14,711	14,603
Shareholders’ equity	145,156	146,646	148,382	132,501	111,262

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

(3)          During fiscal 2006, the Company recorded an impairment charge for $2.2 million related to trade-name intangible assets. During fiscal 2005, the Company recorded impairment charges of $3.6 million related to its CEG joint venture. See Note 10 to the accompanying consolidated financial statements for a discussion of our goodwill and intangible assets.

(4)          The Company sold PacLand and committed to sell Bellatrix in the fourth quarter of fiscal 2006. See Notes 2 and 9 to the accompanying consolidated financial statements for discussions of our discontinued operations.

(5)          In fiscal 2004, we changed the method of accounting for certain investments. See Note 2 to the accompanying consolidated financial statements for a discussion.

(6)          Amounts reflect the restatement discussed in Note 3 to the consolidated financial statements.

(7)          Amounts have been restated to reflect matter discussed in Note 3 to the consolidated financial statements.

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

RESTATEMENT

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended June 30, 2006 contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2007, we determined that we did not record an insurance recoverable and the related tax provision on an exit strategy contract during the year ended June 30, 2001. Accordingly, we have restated our consolidated financial statements by correcting the consolidated balance sheet increasing insurance recoverable—environmental remediation by $2,497,000, decreasing deferred tax assets by $899,000, and increasing stockholders’ equity by $1,598,000 as of June 30, 2006 and 2005. The correction has no impact on the consolidated statements of operations for the periods discussed in this management’s discussion and analysis. The restatement is discussed further in the “Explanatory Note” in the forepart of this Amendment No. 1 on Form 10-K/A and in Note 3 “Restatement of Previously Issued Financial Statements” included in Item 8 of this Amendment No. 1 on Form 10-K/A.

OVERVIEW

We are an engineering, consulting, and construction management firm that provides integrated services to the environmental, energy, infrastructure, and real estate markets. Our multidisciplinary project teams provide turnkey services to help our clients implement complex projects from initial concept to delivery and operation. A broad range of commercial, industrial, and government clients depend on us for customized and complete solutions to their toughest business challenges. We provide ours services to commercial organizations and governmental agencies almost entirely in the United States of America.

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

Financing Arrangements

On March 6, 2006, we sold 2,162,163 shares (the “Shares”) of our common stock, $0.10 par value per share, at a price of $9.25 per share (the “Private Placement”) pursuant to a Purchase Agreement (the “Purchase Agreement”) by and among us and the investors named therein (the “Investors”). Of the shares sold, 943 thousand were issued from treasury and 1.2 million were newly issued. The Private Placement resulted in $20.0 million in gross proceeds that were used by us to reduce debt and for general corporate purposes. The Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Private Placement requires us to register the shares by December 31, 2007 or pay a penalty. We accrued $300 thousand related to this provision in the third quarter of fiscal 2006.

On July 17, 2006, we and certain of our subsidiaries, together (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability. The Credit Agreement contains covenants the most restrictive of which require us to maintain a minimum EBITDA (in thousands) of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24.0 million for the fiscal year ended June 30, 2010. We must maintain average monthly backlog of $190.0 million. Capital expenditures are limited (in thousands) to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of our subsidiaries that are not borrowers pursuant to a Guaranty. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness. The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement (the “Subordinated Loan Agreement”) with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million from Federal Partners. The loan bears interest at a fixed rate of 9% per annum. In addition, we issued a ten-year warrant to purchase up to 66 thousand shares of our common stock to Federal Partners at an exercise price equal to $.01 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between us and Federal Partners.

On October 31, 2006, the Credit Agreement was amended (the “First Amendment”) to modify certain of the terms under the Credit Agreement which among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of “Eligible Unbilled Accounts” under the Credit Agreement, and changed the schedule for delivery of certain reports.

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for our Fiscal 2006

Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5.0 million to $7.0 million.

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

On December 1, 2006, we entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1.1 million shares of common stock, thereby retiring the Preferred Stock. As part of the Exchange Agreement, Fletcher also purchased an additional 204 thousand shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006. The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

Impairment of Long-Lived Assets

During the fourth quarter of fiscal 2006, in conjunction with our decision to unite its various subsidiaries under one trade name, we assigned useful lives to its trade name intangible assets which were previously classified as indefinite-lived intangible assets. As required by SFAS 142, prior to beginning to amortize the assets, we tested for impairment, concluding their carrying values exceeded their fair values. Accordingly, we recorded impairment charges totaling $2.2 million during the fourth quarter of 2006.

Restructuring Activities

Additional restructuring activities were initiated in the second, third and fourth quarter of fiscal 2006. As a result, employee related severance charges (in thousands) of $448, $55 and $78 were recorded in the second, third and fourth quarter, respectively of fiscal 2006. In addition, facility closure costs of $436 thousand were recorded in the second quarter of fiscal 2006, primarily for facilities in Dallas and Ft. Worth, Texas.

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

In the fourth quarter of fiscal 2006, we committed to a plan to sell the Bellatrix business unit back to its original owner. Bellatrix was purchased by us in the first quarter of fiscal 2005. The sale was finalized on August 31, 2006, the first quarter of fiscal 2007, and included all fixed assets of the Bellatrix business unit, as well as associated goodwill and intangible assets. We received a cash payment of $400 thousand, a promissory note of $88 thousand due on August 31, 2007 yielding interest at a rate of 6% per year, as well as 3 thousand shares of TRC common stock, with a fair value of $33 thousand on the date of sale. We recorded a goodwill impairment charge of $268 thousand in the fourth quarter of fiscal 2006 related to the Bellatrix transaction.

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

The following table highlights the impact that each of the various assumptions has on determining the fair value of an option or award when using an option-pricing model:

Impact of Inputs to Value of Stock Options
Volatility of stock	Higher the volatilty	Higher the value
Expected term	Longer the term	Higher the value
Risk free rate	Higher the rate	Higher the value
Dividend yield	Lower the yield	Higher the value
Exercise price	Lower the exercise price(A)	Higher the value
Stock price (fair value)	Higher the stock price	Higher the value

(A)       Presumes exercise price is less than fair value

Income Taxes:   At June 30, 2006 and 2005, we had approximately $25.3 million and $18.0 million, respectively, of gross deferred income tax benefits. The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies. A $1.4 million valuation allowance has been recorded in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized. We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits. However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels. At June 30, 2006 and 2005, we had approximately $13.3 million and $13.8 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

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

Equity-Method Investments.   When we do not have a controlling financial interest in an entity but exert significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation or 3% - 5% to 50% for a partnership or Limited Liability

Company) and have an investment in common stock or in-substance common stock, we account for our investment in accordance with the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

•       Approximately $1.0 million for restructuring; and,

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

The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for the years ended June 30:

	2006	2005	2004
Net service revenue	100.0%	100.0%	100.0%
Interest income from contractual arrangements	1.7	1.2	0.8
Insurance recoverables	0.4	6.7	—
Operating costs and expenses:
Cost of services	95.7	98.7	85.2
General and administrative expenses	10.1	6.6	3.7
Provision for doubtful accounts	3.3	2.2	1.4
Goodwill and intangible asset write-offs	0.9	1.6	—
Depreciation and amortization	2.9	2.8	2.5
Operating income (loss)	(10.8)	(4.0)	8.0
Interest expense	1.9	1.1	0.7
Income (loss) from continuing operations before taxes, minority interst, equity earnings (losses) and accounting change	(12.7)	(5.1)	7.3
Federal and state income tax provision (benefit)	(4.2)	(1.7)	3.1
Minority interest earnings	—	(0.2)	(0.1)
Income (loss) from continuing operations before equity earnings (losses) and accounting change	(8.5)	(3.2)	4.3
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	—	0.1	(0.1)
Income (loss) from continuing operations before accounting change	(8.5)	(3.1)	4.2
Discontinued operations, net of taxes	(1.3)	0.1	—
Cumulative effect of accounting change, net of taxes	—	(0.3)	—
Net income (loss)	(9.8)	(3.3)	4.2
Dividends and accretion charges on preferred stock	0.3	0.3	0.3
Net income (loss) applicable to common shareholders	(10.1)%	(3.6)%	3.9%

Results of Operations

2006 Compared to 2005

	Year Ended June 30,		Change
	2006	2005	$	%
	(Dollars in thousands)
Gross revenue	$401,214	$363,391	$37,823	10.4%
Subcontractor costs and other direct reimbursable charges	158,821	140,004	18,817	13.4
Net service revenue	242,393	223,387	19,006	8.5
Cost of services	231,971	220,502	11,469	5.2
General and administrative expenses	24,604	14,663	9,941	67.8
Provision for doubtful accounts	8,066	4,959	3,107	62.7
Goodwill and intangible asset write-offs	2,170	3,625	(1,455)	(40.1)
Depreciation and amortization	6,964	6,188	776	12.5
Operating loss	26,275	9,003	17,272	191.8
Interest expense	4,545	2,438	2,107	86.4
Federal and state income tax benefit	10,232	3,778	6,454	170.8
Equity in earnings from unconsolidated affiliates, net of taxes	9	344	(335)	(97.4)
Discontinued operations, net of taxes	(3,268)	176	(3,444)	(1,956.8)

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

Insurance recoverables increased $15.0 million, to a $15.0 million gain in fiscal 2005 from an $18 thousand loss in fiscal 2004 due to the Exit Strategy contract where costs were incurred that were covered by insurance.

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

Annual maturities of the subordinated notes during each of the fiscal years ending June 30, 2007, 2008, 2009, 2010, 2011, and thereafter (in thousands) are $300, $377, $0, $0, $0 and $1,160, respectively.

Annual maturities of the capitalized lease obligations during each of the fiscal years ending June 30, 2007, 2008, 2009, 2010, 2011, and thereafter (in thousands) are $208, $167, $157, $149, $149 and $686, respectively.

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

We have entered into several long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites. See Note 18 to the accompanying consolidated financial statements for additional discussion of the obligations pursuant to Exit Strategy contracts.

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

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheets and consolidated statements of changes in shareholders’ equity have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 (May 24, 2007 as to the effects of the material weakness related to estimating, job costing and revenue recognition controls) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 21, 2007 (May 24, 2007 as to the effects of the restatement as discussed in Note 3)

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

TRC Companies, Inc.
CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	June 30,	June 30,
	2006	2005
	(As restated,	(As restated,
	see Note 3)	see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$3,093	$3,325
Accounts receivable, less allowances for doubtful accounts	120,829	136,859
Insurance recoverable - environmental remediation	3,546	8,180
Deferred income tax assets	15,261	10,456
Income taxes refundable	5,429	3,900
Restricted investment	33,230	44,993
Prepaid expenses and other current assets	8,049	6,788
Total current assets	189,437	214,501
Property and equipment:
Land and building	614	480
Equipment, furniture and fixtures	48,064	43,594
Leasehold improvements	5,385	4,249
	54,063	48,323
Less accumulated depreciation and amortization	35,105	30,996
	18,958	17,327
Goodwill	126,325	123,122
Investments in and advances to unconsolidated affiliates and construction joint ventures	4,315	3,768
Long-term restricted investment	78,856	87,535
Long-term prepaid insurance	56,612	56,879
Assets held for sale	458	—
Other assets	10,442	14,719
Total assets	$485,403	$517,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,608	$14,924
Accounts payable	41,450	38,776
Accrued compensation and benefits	20,930	16,869
Deferred revenue	39,726	49,960
Environmental remediation liability	2,504	1,655
Other accrued liabilities	22,214	21,173
Total current liabilities	164,432	143,357
Non-current liabilities:
Long-term debt, net of current portion	2,845	45,056
Deferred income tax liabilities	4,689	7,156
Long-term deferred revenue	143,979	154,229
Long-term environmental remediation liability	9,302	6,466
Total liabilities	325,247	356,264
Convertible redeemable preferred stock	15,000	14,941
Commitments and contingencies
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 16,720,420 shares issued and outstanding at June 30, 2006, and 15,332,584 and 14,389,604 shares issued and outstanding at June 30, 2005, respectively	1,672	1,533
Additional paid-in capital	125,152	105,092
Retained earnings	18,320	42,918
Accumulated other comprehensive income	12	—
	145,156	149,543
Less treasury stock, at cost	—	2,897
Total shareholders’ equity	145,156	146,646
Total liabilities and shareholders’ equity	$485,403	$517,851

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

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
In thousands, except share data

	Common Stock		Additional			Accumulated other	Treasury Stock		Total
	Number of shares	Amount	paid-in capital	Note Receivable	Retained Earnings	Comprehensive Income	Number of Shares	Amount	Shareholders’ Equity
Balances July 1, 2003 (As previously reported)	14,429,570	$1,443	$92,157	$(146)	$40,346	$—	942,980	$(2,897)	$130,903
Prior period restatement adjustment (see Note 3)	—	—	—	—	1,598	—	—	—	1,598
Balance, July 1, 2003 (As restated, see Note 3)	14,429,570	1,443	92,157	(146)	41,944	—	942,980	(2,897)	132,501
Issuance of common stock and warrants in connection with businesses acquired	169,300	17	3,405	—	—	—	—	—	3,422
Exercise of stock options and warrants (including tax benefits)	211,279	21	2,568	—	—	—	—	—	2,589
Dividends and accretion charges on preferred stock	34,214	3	619	—	(735)	—	—	—	(113)
Collection of note receivable	—	—	—	146	—	—	—	—	146
Directors’ deferred compensation	5,665	1	99	—	—	—	—	—	100
Net income	—	—	—	—	9,737	—	—	—	9,737
Balance, June 30, 2004 (As restated, see Note 3)	14,850,028	1,485	98,848	—	50,946	—	942,980	(2,897)	148,382
Issuance of common stock and warrants in connection with businesses acquired	207,918	21	3,432	—	—	—	—	—	3,453
Exercise of stock options and warrants (including tax benefits)	223,633	22	2,029	—	—	—	—	—	2,051
Dividends and accretion charges on preferred stock	42,617	4	644	—	(766)	—	—	—	(118)
Directors’ deferred compensation	8,388	1	139	—	—	—	—	—	140
Net loss	—	—	—	—	(7,262)	—	—	—	(7,262)
Balance, June 30, 2005 (As restated, see Note 3)	15,332,584	1,533	105,092	—	42,918	—	942,980	(2,897)	146,646
Issuance of common stock, net of issuance costs	1,219,183	122	16,601	—	—	—	(942,980)	2,897	19,620
Issuance of common stock and warrants in connection with businesses acquired	74,893	7	1,047	—	—	—	—	—	1,054
Exercise of stock options and warrants (including tax benefits)	26,875	3	266	—	—	—	—	—	269
Dividends and accretion charges on preferred stock	55,359	6	686	—	(751)	—	—	—	(59)
Stock based compensation	—	—	1,315	—	—	—	—	—	1,315
Directors’ deferred compensation	11,526	1	145	—	—	—	—	—	146
Comprehensive loss:
Net loss	—	—	—	—	(23,847)	—	—	—	(23,847)
Unrealized gains on available for sale securities	—	—	—	—	—	12	—	—	12
Total comprehensive loss									(23,835)
Balance, June 30, 2006 (As restated, see Note 3)	16,720,420	$1,672	$125,152	$—	$18,320	$12	—	$—	$145,156

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

The Company incurred significant losses in fiscal 2006 and 2005, and may continue to incur such losses in the future. The Company is taking action to return the Company to profitability and generate positive cash flows from operations. Specifically, the Company is enhancing its controls over project acceptance, which it believes will reduce the level of contract losses; is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; is improving the timeliness of customer invoicing, and enhancing its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reducing the Company’s reliance on its revolving credit agreement; and improving project management, which it  believes will result in higher levels of project profitability. As discussed in Note 19, subsequent to June 30, 2006 the Company completed several financing transactions. Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the new credit facility are adequate to meet the Company’s requirements.

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

As discussed in Note 9, in the fourth quarter of fiscal 2006, the Company sold the assets of the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together “PacLand”), as well as committed to sell the assets of its Bellatrix business in Phoenix, Arizona (“Bellatrix”). Bellatrix was sold in the first quarter of fiscal 2007. The operations of these entities, have been segregated and are shown as discontinued operations in the consolidated statements of operations and the assets of these entities held by the Company at June 30, 2006 have been shown as assets held for sale in the consolidated balance sheet.

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

Note 3.        Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its consolidated financial statements for the fiscal year ended June 30, 2006, the Company identified an instance where an insurance recoverable of $2,497 and an associated tax provision of $899 were not recorded during the year ended June 30, 2001. As this relates to the year ended June 30, 2001, the Company recorded an increase to beginning retained earnings as of July 1, 2003 of $1,598 to correct the consolidated financial statements. Accordingly, the accompanying consolidated balance sheets as of June 30, 2006 and 2005 and the consolidated statements of changes in stockholders’ equity for each of the three years in the period ended June 30, 2006 have been restated from the amounts previously reported. The restatement has no impact on the consolidated statements of operations and cash flows.

A summary of the effects of the restatement is shown below:

Consolidated Balance Sheets:

	June 30, 2006		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Insurance recoverable - environmental remediation	$1,049	$3,546	$5,683	$8,180
Deferred income tax assets	16,160	15,261	11,355	10,456
Total current assets	187,839	189,437	212,903	214,501
Total assets	483,805	485,403	516,253	517,851
Retained earnings	16,722	18,320	41,320	42,918
Total shareholders’ equity	143,558	145,156	145,048	146,646
Total liabilities and shareholders’ equity	483,805	485,403	516,253	517,851

Consolidated Statements of Changes in Shareholders’ Equity:

	June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Retained earnings	$16,722	$18,320	$41,320	$42,918	$49,348	$50,946	$40,346	$41,944
Total shareholders’ equity	143,558	145,156	145,048	146,646	146,784	148,382	130,903	132,501

Note 4.        Accounts Receivable

At June 30, 2006 and 2005, accounts receivable were comprised of the following:

	2006	2005
Billed	$72,602	$83,138
Unbilled	56,058	57,754
Retainage	5,056	5,164
	133,716	146,056
Less allowances for doubtful accounts	12,887	9,197
	$120,829	$136,859

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

Note 7.        Other Accrued Liabilities

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

Note 9.        Acquisitions and Dispositions

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

Years ended June 30, (unaudited)	2005	2004
Gross revenue	$380,436	$384,111
Net service revenue	$235,573	$250,996
Income (loss) from continuing operations before accounting change	$(5,786)	$11,696
Discontinued operations, net of taxes	370	—
Cumulative effect of accounting change	(589)	—
Net income (loss)	(6,005)	11,696
Dividends and accretion charges on preferred stock	(766)	(735)
Net income (loss) available to common shareholders	$(6,771)	$10,961
Earnings (loss) per share, as reported:
Basic	$(0.57)	$0.66
Diluted	$(0.57)	$0.62
Earnings (loss) per share, pro forma:
Basic	$(0.48)	$0.79
Diluted	$(0.48)	$0.75

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

The summarized, combined statements of operations for discontinued operations were as follows:

	2006	2005
Gross revenue	$14,243	$7,467
Net service revenue	$9,624	$4,466
Operating income	$366	$285
Interest expense	(7)	(4)
Loss on disposition of assets	(5,336)	—
	(4,977)	281
Income tax (benefit) expense	(1,709)	105
Income (loss) on discontinued operations	$(3,268)	$176

Note 10.   Goodwill and Intangible Assets

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

Note 11.   Debt

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

As further discussed in Note 19, on July 17, 2006, the Company entered into a new $50,000 credit facility and repaid the amounts outstanding on the revolving credit facility.

Annual maturities of the subordinated notes during each of the fiscal years ending June 30, 2007, 2008, 2009, 2010, 2011, and thereafter are $300, $377, $0, $0, $0 and $1,160, respectively.

Annual maturities of the capitalized lease obligations during each of the fiscal years ending June 30, 2007, 2008, 2009, 2010, 2011, and thereafter are $208, $167, $157, $149, $149 and $686, respectively.

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

The Company had the right to redeem the preferred stock for cash if the price of its common stock exceeded 175% of the conversion price for any fifteen business days in a twenty consecutive business day period. Following December 14, 2005, Fletcher had the right to require the Company to redeem the preferred stock for common stock. As of December 14, 2006, any shares of preferred stock still outstanding were to be redeemed, at the Company’s option, in either cash or shares of common stock. If the preferred stock was to be redeemed for common shares, the number of shares to be issued would equal the quotient of the par value of the preferred stock outstanding divided by the average market price of the Company’s common stock at the redemption date. The average market price was defined as the volume-weighted average price of the Company’s common stock over forty business days ending on and including the third business day before the redemption date, but not greater than the average of the common stock for the first five or last five business days of such forty business day period. On December 7, 2006, the preferred stock was exchanged for 1,132 shares of common stock. In addition, on December 7, 2006 Fletcher purchased an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006. See Note 19 for additional information regarding the Purchase and Exchange Agreement with Fletcher.

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

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30:

	2006	2005
Current deferred income tax benefits:
Revenue recognition on long-term contracts	$8,411	$7,778
Doubtful accounts and other accruals	7,509	4,483
Vacation pay accrual	1,073	1,149
Other	2,022	1,610
	19,015	15,020
Long-term deferred income tax benefits:
Loss carryforwards	4,071	853
Other	2,248	2,095
	6,319	2,948
Total deferred income tax benefits before valuation allowance	25,334	17,968
Less valuation allowance	(1,444)	(825)
Total deferred income tax benefits	23,890	17,143
Current deferred income tax liabilities:
Unearned revenue	(3,754)	(4,275)
Change to accrual tax accounting method on acquired companies	—	(289)
	(3,754)	(4,564)
Long-term deferred income tax liabilities:
Depreciation and amortization	(9,564)	(9,279)
Total deferred income tax liabilities	(13,318)	(13,843)
Net deferred income tax asset	$10,572	$3,300

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

A reconciliation of the U.S. federal statutory income tax rate to the Company’s consolidated effective income tax rate for the fiscal years ended June 30 is as follows:

	2006	2005	2004
U.S. federal statutory income tax rate	34.0%	34.0%	35.0%
State income taxes , net of federal benefit	1.1	0.7	5.0
Minority interest for which no tax benefit is available	—	(1.4)	0.5
Other, net	(1.9)	(0.3)	1.0
Effective income tax rate	33.2%	33.0%	41.5%

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

Note 14.   Lease Commitments

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

Note 15.   Stockholders’ Equity

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

Note 16.   Restructuring Costs

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

Note 17.   Reportable Segments

In fiscal 2005 the Company’s business consisted of two operating and reporting segments: Engineering & Consulting and CEG. CEG did not meet the quantitative thresholds to be classified as a reportable segment for fiscal 2006. Accordingly, the Company’s business consisted of one operating and reportable segment in fiscal 2006

Note 18.   Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects. The Company’s client pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is usually obtained from leading insurance companies with a minimum A.M. Best rating of A—Excellent (e.g., American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

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

Note 19.   Subsequent Events

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

Note 20.   Quarterly Financial Information (Unaudited)

Management believes the following unaudited quarterly financial information for the fiscal years ended June 30, 2006 and 2005, which is derived from the Company’s unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

	First	Second	Third	Fourth
Year Ended June 30, 2006	Quarter	Quarter	Quarter	Quarter
Gross revenue	$110,628	$96,210	$93,956	$100,420
Net service revenue	58,428	58,530	62,868	62,566
Cost of services	54,657	57,444	57,118	62,752
Operating loss(1)	(5,850)	(6,794)	(1,299)	(12,333)
Loss from continuing operations before taxes and equity earnings (losses)	(6,780)	(8,133)	(2,645)	(13,262)
Loss from continuing operations before equity earnings (losses)	(4,529)	(5,433)	(1,767)	(8,859)
Loss from continuing operations	(4,518)	(5,446)	(1,775)	(8,839)
Discontinued operations, net of taxes(2)	(102)	267	(84)	(3,350)
Net loss	(4,620)	(5,179)	(1,858)	(12,189)
Net loss available to common shareholders	(4,834)	(5,355)	(2,057)	(12,351)
Basic earnings (loss) per share:
From continuing operations(1)	$(0.33)	$(0.39)	$(0.13)	$(0.54)
From discontinued operations(2)	(0.01)	0.02	(0.01)	(0.20)
	$(0.34)	$0.37	$(0.14)	$(0.74)
Diluted earnings (loss) per share:
From continuing operations(1)	$(0.33)	$(0.39)	$(0.13)	$(0.54)
From discontinued operations(2)	(0.01)	0.02	(0.01)	(0.20)
	$(0.34)	$0.37	$(0.14)	$(0.74)

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

•       a $268 impairment charge on Bellatrix assets held for sale at June 30, 2006

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Subsequent to the issuance of our June 30, 2006 financial statements, we determined we had not properly recorded an insurance recoverable on an exit strategy contract during the year ended June 30, 2001. As a result, we concluded, after discussions with the Audit Committee of the Company’s Board of Directors, that we should restate the Company’s previously filed financial statements for the fiscal year ended June 30, 2006. This error resulted from the material weakness in the Company’s internal control over financial reporting related to estimating, job costing, and revenue recognition as described below.

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

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006, due to the material weaknesses in the Company’s internal control over financial reporting (as revised) described below in “Management’s Report on Internal Control over Financial Reporting.”

b. Management’s Report on Internal Control over Financial Reporting (As revised)

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

•       Inadequate controls related to estimating, job costing and revenue recognition: The Company did not design appropriate controls related to the recognition of revenue, including the failure to implement a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. These control deficiencies result in more than a remote likelihood that a material misstatement of revenue, interest income from contractual arrangements, insurance recoverables, insurance recoverable - environmental remediation, deferred revenue, and environmental remediation liability could occur and not be prevented or detected. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements for the fiscal year ended June 30, 2006 as discussed in Note 3 to the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that TRC Companies, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Inadequate controls related to estimating, job costing and revenue recognition:   The Company did not design appropriate controls related to the recognition of revenue, including the failure to implement a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. These control deficiencies result in more than a remote likelihood that a material misstatement of revenue, interest income from contractual arrangements, insurance recoverables, insurance recoverable – environmental remediation, deferred revenue, and environmental remediation liability could occur and not be prevented or detected. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements for the fiscal year ended June 30, 2006 as discussed in Note 3 to the consolidated financial statements.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements (as restated) and financial statement schedule as of and for the year ended June 30, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements (as restated) and financial statement schedule as of and for the year ended June 30, 2006, of the Company and our report dated February 21, 2007 (May 24, 2007 as to the effects of the restatement as discussed in Note 3 to the consolidated financial statements), expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the adoption of new accounting standards and the restatement discussed in Note 3 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 21, 2007	(May 24, 2007 as to the effects of the material weakness related to estimating, job costing, and revenue recognition controls)

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

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item was set forth in the registrant’s Form 10-K filed on February 26, 2007 and is incorporated herein by reference.

Item 11.                 Executive Compensation

The information required by this item was set forth in the registrant’s Form 10-K filed on February 26, 2007 and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item was set forth in the registrant’s Form 10-K filed on February 26, 2007 and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item was set forth in the registrant’s Form 10-K filed on February 26, 2007 and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this item was set forth in the registrant’s Form 10-K filed on February 26, 2007 and is incorporated herein by reference.

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

TRC COMPANIES, INC.
Dated: May 25, 2007	By:	/s/ CHRISTOPHER P. VINCZE
Christopher P. Vincze
President, Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE	Chairman of the Board, President and	May 25, 2007
Christopher P. Vincze	Chief Executive Officer
/s/ SHERWOOD L. BOEHLERT	Director	May 25, 2007
Sherwood L. Boehlert
/s/ FRIEDRICH K.M. BOHM	Director	May 25, 2007
Friedrich K.M. Bohm
/s/ STEPHEN M. DUFF	Director	May 25, 2007
Stephen M. Duff
/s/ EDWARD G. JEPSEN	Director	May 25, 2007
Edward G. Jepsen
/s/ EDWARD W. LARGE	Director	May 25, 2007
Edward W. Large
/s/ JOHN M. F. MACDONALD	Director	May 25, 2007
John M. F. MacDonald
/s/ J. JEFFREY MCNEALEY	Director	May 25, 2007
J. Jeffrey McNealey
/s/ CARL d. PASCHETAG, JR.	Senior Vice President and	May 25, 2007
Carl d. Paschetag, Jr	Chief Financial Officer
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