Form 10-Q
period 2006-09-30
TRC COMPANIES INC /DE/
filed 2007-05-29
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

On May 21, 2007 there were 18,225,575 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Gross revenue	$102,911	$110,628
Less subcontractor costs and direct charges	38,960	52,200
Net service revenue	63,951	58,428

Interest income from contractual arrangements	1,201	885
Insurance recoverables	4,745	633

Operating costs and expenses:
Cost of services	57,963	54,657
General and administrative expenses	6,990	6,344
Provision for doubtful accounts	908	3,171
Depreciation and amortization	2,008	1,624
	67,869	65,796
Operating income (loss)	2,028	(5,850)
Interest expense	1,133	930
Income (loss) from continuing operations before taxes and equity earnings	895	(6,780)
Federal and state income tax provision (benefit)	447	(2,251)
Income (loss) from continuing operations before equity earnings	448	(4,529)
Equity in earnings from unconsolidated affiliates, net of taxes	19	11
Income (loss) from continuing operations	467	(4,518)
Discontinued operations, net of taxes	(123)	(102)
Net income (loss)	344	(4,620)
Dividends and accretion charges on preferred stock	147	214
Net income (loss) applicable to common shareholders	$197	$(4,834)

Basic earnings (losses) per common share:
Continuing operations	$0.02	$(0.33)
Discontinued operations	(0.01)	(0.01)
	$0.01	$(0.34)
Diluted earnings (losses) per common share:
Continuing operations	$0.02	$(0.33)
Discontinued operations	(0.01)	(0.01)
	$0.01	$(0.34)

Average shares outstanding:
Basic	16,729	14,396
Diluted	17,194	14,396

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash	$930	$3,093
Accounts receivable, less allowances for doubtful accounts	129,416	120,829
Insurance recoverable—environmental remediation	7,896	3,546
Deferred income tax benefits	15,414	15,261
Income taxes refundable	5,374	5,429
Restricted investment	30,735	33,230
Prepaid expenses and other current assets	13,725	8,049
Total current assets	203,490	189,437

Property and equipment, at cost	53,459	54,063
Less accumulated depreciation and amortization	34,168	35,105
	19,291	18,958
Goodwill	129,398	126,325
Investments in and advances to unconsolidated affiliates and construction joint ventures	4,334	4,315
Long-term restricted investment	76,797	78,856
Long-term prepaid insurance	56,752	56,612
Assets held for sale	—	458
Other assets	10,179	10,442
Total assets	$500,241	$485,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,077	$37,608
Accounts payable	38,326	41,450
Accrued compensation and benefits	20,590	20,930
Deferred revenue	37,553	39,726
Environmental remediation liability	3,276	2,504
Other accrued liabilities	31,182	22,214
Total current liabilities	166,004	164,432
Non-current liabilities:
Long-term debt, net of current portion	7,285	2,845
Deferred income tax liabilities	4,937	4,689
Long-term deferred revenue	149,307	143,979
Long-term environmental remediation liability	11,020	9,302
Total liabilities	338,553	325,247

Convertible redeemable preferred stock	15,000	15,000

Commitments and contingencies

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 15,000 issued and outstanding as convertible redeemable, liquidation preference of $15,000	—	—
Common, $.10 par value; 30,000,000 shares authorized, 16,748,820 and 16,745,338 issued and outstanding, respectively, at September 30, 2006, and 16,720,420 shares issued and outstanding at June 30, 2006	1,675	1,672
Additional paid-in capital	126,396	125,152
Retained earnings	18,517	18,320
Accumulated other comprehensive income	133	12
	146,721	145,156
Less treasury stock, at cost	33	—
Total shareholders’ equity	146,688	145,156
Total liabilities and shareholders’ equity	$500,241	$485,403

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$344	$(4,620)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	2,008	1,829
Directors deferred compensation	41	35
Stock-based compensation expense	406	333
Provision for doubtful accounts	908	3,171
Non-cash interest income	(135)	(36)
Deferred income taxes	79	(1,959)
Equity in earnings from unconsolidated affiliates	(19)	(11)
Equity earnings from construction joint ventures	(38)	—
Loss (gain) on disposal of assets	15	(2)
Other non-cash items	181	56
Changes in operating assets and liabilities:
Accounts receivable	(9,495)	(11,207)
Restricted investments	4,347	10,668
Deferred revenue	3,155	(13,507)
Long-term prepaid insurance	(140)	252
Insurance recoverable—environmental remediation	(4,350)	2,886
Prepaid expenses and other current assets	(970)	(198)
Accounts payable	(3,369)	13,254
Accrued compensation and benefits	(340)	(1,874)
Environmental remediation liability	2,490	(135)
Income taxes refundable	55	(374)
Other accrued liabilities	2,443	(1,896)
Excess tax benefit from stock option exercise	—	(59)
Other assets	15	(121)
Net cash used in operating activities	(2,369)	(3,515)

Cash flows from investing activities:
Additions to property and equipment	(1,879)	(2,242)
Restricted investment	463	(836)
Earnout payments for business acquisitions	(1,295)	(269)
Proceeds from sale of business	400	—
Proceeds from sale of property and equipment	41	60
Proceeds from unconsolidated affiliates	—	226
Net cash used in investing activities	(2,270)	(3,061)

Cash flows from financing activities:
Net (payments) borrowings under revolving credit facility	(2,405)	5,800
Payments on long-term debt	(146)	(365)
Borrowings on long-term debt	5,027	391
Proceeds from exercise of stock options and warrants	—	231
Excess tax benefit from stock option exercise	—	59
Net cash provided by financing activities	2,476	6,116

Decrease in cash	(2,163)	(460)

Cash, beginning of period	3,093	3,325
Cash, end of period	$930	$2,865

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006 and 2005

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

The condensed consolidated financial statements include the Company and its wholly owned-subsidiaries after elimination of intercompany accounts and transactions.  Investments, in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.  Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties.  The Company recognizes its proportional share of such joint venture revenue, costs and operating profits in its condensed consolidated statements of operations.

The Company incurred significant losses in fiscal 2006 and 2005.  The Company is taking actions to return the Company to profitability and generate positive cash flows from operations.  Specifically, the Company has enhanced its controls over project acceptance, which it believes will reduce the level of contract losses; has increased the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; has improved the timeliness of customer invoicing, and enhanced its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce the Company’s reliance on its revolving credit agreement; and improved project management, which it believes will result in higher levels of project profitability.  Management believes that existing cash resources, cash forecasted to be generated from operations and availability under the new credit facility are adequate to meet the Company’s requirements.

As discussed in Note 6, in the fourth quarter of fiscal 2006, the Company sold the assets of the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together “PacLand”), as well as committed to sell the assets of its Bellatrix business in Phoenix, Arizona (“Bellatrix”). Bellatrix was sold in August 2006.  The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations, and the assets of Bellatrix held by the Company at June 30, 2006 have been shown as assets held for sale in the consolidated balance sheet.

The condensed consolidated balance sheet at September 30, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2006 and 2005 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A as of and for the fiscal year ended June 30, 2006.

2.                                      Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As this interpretation is effective for fiscal years beginning after December 15, 2006, the Company will adopt FIN 48 on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately.  The Company has not completed its evaluation of the effect of adoption of FIN 48.  However, due to the fact that the Company has established tax positions in previously filed tax returns, and is expected to take tax positions in future tax returns to be reflected in the financial statements, the adoption of FIN 48 may have a significant impact on the Company’s financial position or results of operations.

In October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities.  This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively.  The Company will adopt SFAS 157 on July 1, 2008 and is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”).  This standard permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The Company will adopt SFAS 159 on July 1, 2008 and is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

3.                                      Earnings per Share

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

For the three months ended September 30, 2006, the assumed conversion of the preferred stock would have slightly increased rather than decreased EPS.  For the three months ended September 30, 2005, the Company incurred a net loss.  As a result, 932 shares of common stock were excluded from the calculation of diluted EPS for the three months ended September 30, 2006 and 2005.  The number of outstanding stock options and warrants excluded from the diluted EPS calculation (as they were anti-dilutive) was 1,711 and 2,745 for the three months ended September 30, 2006 and 2005, respectively.  The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended
	September 30,
	2006	2005
Income (loss) from continuing operations	$467	$(4,518)
Discontinued operations, net of taxes	(123)	(102)
Net income (loss)	344	(4,620)
Dividends and accretion charges on preferred stock	(147)	(214)
Net income (loss) applicable to common shareholders	$197	$(4,834)

Weighted average common shares outstanding—basic:	16,729	14,396

Potentially dilutive common shares:
Stock options and warrants	459	—
Contingently issuable shares	6	—
Total diluted shares	17,194	14,396

Basic earnings (loss) per common share:
Continuing operations	$0.02	$(0.33)
Discontinued operations	(0.01)	(0.01)
Basic earnings (loss) applicable per common share	$0.01	$(0.34)

Diluted earnings (loss) per common share:
Continuing operations	$0.02	$(0.33)
Discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per common share	$0.01	$(0.34)

4.                                      Accounts Receivable

The current portion of accounts receivable at September 30, 2006 and June 30, 2006 was comprised of the following:

	September 30,	June 30,
	2006	2006
Billed	$89,169	$72,602
Unbilled	49,685	56,058
Retainage	4,214	5,056
	143,068	133,716
Less allowances for doubtful accounts	13,652	12,887
	$129,416	$120,829

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that almost all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes.  Costs attributable to claims are treated as costs of contract performance as incurred.  As of September 30, 2006 and June 30, 2006, the Company had recorded a claim receivable of $1,000 and $989 equal to the contract costs incurred for the claim.  The claim relates to a design build infrastructure project in which the Company was a subcontractor.  The ultimate client for the project is a state government entity.  As of September 30, 2006, the Company was discussing the details of the claim with the prime contractor and the state government entity.

5.                                      Other Accrued Liabilities

At September 30, 2006 and June 30, 2006, other accrued liabilities were comprised of the following:

	September 30,	June 30,
	2006	2006
Additional purchase price payments	$4,493	$2,774
Contract costs	4,014	3,295
Contract loss reserves	5,777	5,140
Audit and legal costs	11,529	6,105
Lease obligations	1,818	1,869
Other	3,551	3,031
	$31,182	$22,214

6.                                      Acquisitions and Divestitures

(a) Acquisitions

During the three months ended September 30, 2006 and 2005, the Company made additional purchase price cash payments of $1,295 and $269, respectively, related to acquisitions completed in prior years.  In addition, during the three months ended September 30, 2006 and 2005, the Company issued 7 and 3 shares, respectively, of common stock valued at $87 and $51, respectively, related to acquisitions completed in prior years.  The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.

(b) Discontinued Operations

The Company sold the assets of PacLand, as well as committed to sell the assets of its Bellatrix business in the fourth quarter of fiscal 2006.  Bellatrix was sold in August 2006.  The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations, and the assets of Bellatrix held by the Company at June 30, 2006 were shown as assets held for sale in the condensed consolidated balance sheet.

The summarized combined statements of operations for discontinued operations were as follows:

	Three Months Ended
	September 30,
	2006	2005
Gross revenue	$419	$3,048
Net service revenue	$21	$1,995
Operating loss	$(196)	$(151)
Interest expense	—	(2)
	(196)	(153)
Income tax benefit	73	51
Loss from discontinued operations	$(123)	$(102)

7.                                      Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2006 are as follows:

Goodwill, July 1, 2006	$126,325
Additional purchase price payments accrued	3,073
Goodwill, September 30, 2006	$129,398

During the first quarter of fiscal 2007, the Company amended the earnout agreement with the principals of the Company’s Environomics LLC subsidiary.  The agreement resulted in a change to the earnout payment from a calculated multiple based on operating income to a predetermined amount.  As a result, the Company recorded additional goodwill of $3,015.  The earnout is payable in quarterly payments of $503 each, through January 2008.

Identifiable intangible assets as of September 30, 2006 and June 30, 2006 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 30, 2006		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$616	$465	$616	$399
Customer relationships	7,166	1,344	7,166	1,214
Trade names	139	69	139	—
Other	190	116	190	108
	8,111	1,994	8,111	1,721

Identifiable intangible assets with indefinite lives:
Other	726	300	726	300
	$8,837	$2,294	$8,837	$2,021

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately thirteen years.  The weighted average periods of amortization by intangible asset class is approximately two years for contract backlog assets, fourteen years for customer relationship assets, six months for trade name assets and six years for other assets.  The amortization of intangible assets during the three months ended September 30, 2006 and 2005 was $273 and $362, respectively.  Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2007 - $591; fiscal 2008 - $587; fiscal 2009 - $537; fiscal 2010 - $520; fiscal 2011 - $493; fiscal 2012 and thereafter - $3,389.

8.                                      Debt

On July 17, 2006, the Company and certain of its subsidiaries, together (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable.  Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum EBITDA of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively.  As of September 30, 2006, the Company was in compliance with this covenant. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24,000 for the fiscal year ended June 30, 2010.  The Company must maintain average monthly backlog of $190,000.  Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.  The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers.  The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.  The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of the Company, pursuant to which the Company borrowed $5,000 from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  The loan is stated to mature on July 19, 2009 upon which the full principal amount of the loan then outstanding shall be due and payable.  In addition, the Company issued a ten-year warrant to purchase up to 66 shares of its common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between the Company and Federal Partners.  The estimated fair value of the warrants of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0% and volatility of 50%.  The face amount of the note payable of $5,000 was proportionately allocated to the note payable and the warrant in the amount of $4,418 and $582, respectively.  The amount allocated to the warrants of $582 was recorded as a discount on the note payable and is being amortized over the three year life of the note payable.  For the three months ended September 30, 2006, $39 was amortized as interest expense.

At September 30, 2006, the Company had borrowings outstanding pursuant to its revolving credit facility of $34,695 at an average interest rate of 10.5%, compared to $37,100 of borrowings outstanding at an average interest rate of 10.5% (including the 2% default rate of interest) at June 30, 2006.

9.                                      Restructuring Costs

The following table summarizes accrued restructuring obligations and related activity for the period July 1, 2006 to September 30, 2006:

	Employee Severance	Facility Closures	Total
Liability balance at July 1, 2006	$103	$287	$390

Total charge to operating costs and expenses	2	1	3
Payments	(88)	(47)	(135)
Adjustments	—	49	49
Liability balance at September 30, 2006	$17	$290	$307

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel.

Facility closure and asset impairment costs

Total facility closure costs include lease liabilities offset by estimated sublease income, and were based on market trend information analyses.  In December 2006, the Company entered into a sub-lease of its Dallas facility, resulting in a $49 adjustment to the previous estimated accrual amount.  As of September 30, 2006, $290 of facility closure costs remain accrued and are expected to be paid by fiscal year 2013.  The Company’s lease abandonment accrual is net of $594 of sublease income.  Actual sublease payments due under non-cancelable subleases of excess facilities totaled $227 as of September 30, 2006.

10.                               Commitments and Contingencies

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

Five Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites.  The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the condensed consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the condensed consolidated balance sheets).  At September 30, 2006, the remediation for one of the projects was complete, and the Company had begun long-term maintenance and monitoring at that site.

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

During fiscal 2006 the Company and another contractor jointly and severally entered into a $3,500 contract to provide demolition and abatement services.  The Company and the contractor entered into a teaming arrangement which stated that the Company would be entitled to 8% of the $3,500 contract proceeds for providing working capital, procurement assistance and bonding for the project.  The other contractor was responsible for insurance, supervision, labor, equipment and materials for the project. Initially, the work was proceeding and progress payments were received from the customer, however, as the contract encountered delays and issues arose regarding the scope of work, there was insufficient cash flow to fund the cost overruns on the project.  In the fourth quarter of fiscal 2006, the Company was required to provide funding to project subcontractors.  Through June 30, 2006, the Company received approximately $200 of cash and incurred expenses of approximately $3,600.  As a result, the Company recognized a $3,400 loss on the project in the fourth quarter of fiscal 2006.  The Company is in the process of evaluating a claim for the project.  The Company accounts for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore does not record gain contingencies and recognize revenue until it is earned and realized.  At September 30, 2006, the Company had not recorded any potential recoveries related to this project.

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

In re: Tropicana Garage Collapse Litigation - Superior Court New Jersey, Atlantic County, 2004.  A subsidiary of the Company was named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  That subsidiary was also named a defendant in other actions for business claims related to the parking garage.  The subsidiary (along with other contractors) is covered under an insurance program specific to this project (the “wrap-up program”).  In addition, the subsidiary was covered under the Company’s insurance program.  The subsidiary had a limited inspection role in connection with the construction.  A global settlement of all claims between all parties in this case was reached in April 2007.

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005.  A subsidiary of the Company was engaged by the New York City Department of Transportation (“NYCDOT”) to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York.  A motorist and his wife commenced litigation alleging that, during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured.  The subsidiary (along with other project contractors) was named in the suit.  The suit was settled in May 2007.  In a separate action, the general contractor on that project has sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project.  The subsidiary had no significant on-site role.  Although the ultimate outcome of this matter cannot be predicted with certainty at this time and could have a material adverse effect, management believes the subsidiary has meritorious defenses.  In a separate but related matter, the subsidiary entered into an agreement in September 2005 with NYCDOT under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $300 and NYCDOT $500 and agreed for a limited period of time not to bid on engagements with New York City agencies.  These settlement amounts, which were accrued as of June 30, 2005, were paid in fiscal 2006.

McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005.  A subsidiary of the Company was named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash.  It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico, the helicopter collided with the line.  The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the alleged accident.  A settlement was reached in this case in February 2007.

Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005.  The Company is a defendant in litigation brought by the seller of a small civil engineering firm which it acquired in September 2004.  The seller, an individual, is alleging that the Company breached certain provisions of the stock purchase agreement related to the acquisition.  The Company has counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller.  Although the ultimate outcome cannot be predicted at this time, an adverse resolution of this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

City of Rowlett v. Hunter Associates, Inc., et. al. in the 101st District Court of Dallas County, Texas, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by the City of Rowlett, Texas.  The City is alleging that the design of a sewer line did not adequately address potential corrosion issues.  The outcome of this case cannot be predicted at this time; however, damages alleged are substantial, and an ultimate adverse determination of the case could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by East Palo Alto

Hotel Development, LLC, the developer of a hotel complex in East Palo Alto, California that the subsidiary contracted with to provide geotechnical investigation and related services.  The developer claims costs for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project.  The Company believes the subsidiary has meritorious defenses and is adequately insured.

Fagin et. al. v. TRC Companies, Inc. et. al., in the 44th District Court of Dallas County, Texas, 2005.  Sellers of a business acquired by the Company in 2000 allege that the purchase price was not accurately calculated based on the net worth of the acquired business and allege that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated.  The case is in the discovery phase, and the ultimate outcome of this matter cannot be predicted at this time.  The Company believes it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

East River Realty Company LLC v. TRC Companies, Inc. et. al., United States District Court for the Southern District of New York, 2006.  The owner of sites on which the Company is performing demolition and environmental remediation services pursuant to an Exit Strategy contract brought an action for injunctive relief and damages alleging that the Company was obligated to enroll the sites into an alternate New York state voluntary regulatory cleanup program.  Although the Company believed it had meritorious defenses, it entered into a settlement agreement with the plaintiff which stayed the proceedings and any damage claims and under which the Company consented to enrolling certain of the sites into the alternate program subject to the plaintiff obtaining certain required consents.  In addition, the plaintiff agreed to pay certain costs of the Company and indemnify it from future costs related to the program.  In April 2007, this matter was dismissed with prejudice.

Miguel Zanabria and Monica Arce v. The Bank of New York Company, Inc. et. al.; Monica Arce and Miguel Zanabria v. the Bank of New York Company, Inc., et. al.; Jose Vaca v. The Bank of New York Company, Inc., United States District Court for the Southern District of New York, 2006.  In November 2006, a subsidiary of the Company was named as a defendant (along with a number of other defendants) in these three cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption “In Re World Trade Center Lower Manhattan Disaster Site Litigation.”  The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, and that plaintiffs were injured.  There is insufficient information to assess the subsidiary’s involvement in these matters.

Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Petersen, who is alleging she was injured when a tree limb fell on a bus in which she was a passenger.  In a related action, the driver of the bus has also brought claims related to the same incident.  The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the alleged accident site.  There is insufficient information to assess the subsidiary’s involvement in this matter.

Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.  Two employees of a subsidiary of the Company were involved in a serious motor vehicle accident in southern Colorado.  Although the Company’s employees were not seriously injured, three individuals were killed and another two seriously injured.  A suit has been filed against the Company and the driver of the truck by the father of one of the deceased.  There is insufficient information at this time to fully assess this matter.

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $8,202 at September 30, 2006 and $3,543 at June 30, 2006.  The Company has also insurance recovery receivables related to these accruals of $6,632 at September 30, 2006 and $1,819 at June 30, 2006.  The increase in the accrual and recovery is due to the settlements noted above during fiscal 2007.  As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies.  Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

11.                               Subsequent Events

On October 31, 2006, the Credit Agreement was amended (the “First Amendment”) to modify certain of the terms under the Credit Agreement which, among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of “Eligible Unbilled Accounts” under the Credit Agreement, and changed the schedule for delivery of certain reports.

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5,000 to $7,500.

On December 1, 2006, the Company entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock.  Fletcher also agreed to purchase an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

On December 29, 2006, the Credit Agreement was amended (the “Third Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before January 31, 2007.

On January 31, 2007, the Credit Agreement was amended (the “Fourth Amendment”) to modify certain of the terms under the Credit Agreement to change the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before February 28, 2007, to permit an investment by the Company in certain real estate located in New Jersey through a joint venture in Center Avenue Holdings, LLC, to permit the Company to receive a loan from the City of Lowell, Massachusetts in connection with the relocation of its Lowell, Massachusetts office and to permit the divestiture of Omni Environmental, Inc. (“Omni”).  Omni was sold in March 2007.

On May 18, 2007, the Company announced that Chief Operating Officer Timothy D. Belton was leaving the Company to pursue other opportunities effective May 18, 2007.  In accordance with Mr. Belton’s employment agreement, he will receive one year’s compensation and other benefits totaling approximately $350,000, which will be accrued as of May 18, 2007.  The Company will also incur a stock-based compensation charge due to the accelerated vesting of Mr. Belton’s stock options on May 18, 2007.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K/A filed for the fiscal year ended June 30, 2006.  This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties.  By their nature, such forward-looking statements involve risks and uncertainties.  We have attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import.  We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements.  The factors in the sections captioned “Critical Accounting Policies” and “Risk Factors” in our Annual Report on Form 10-K/A filed for the fiscal year ended June 30, 2006 and below in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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

In the course of providing our services we routinely subcontract services.  Generally, these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and consistent with industry practice, are included in gross revenue.  Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends.  Accordingly, we also report net service revenue (“NSR”), net of subcontractor costs and other direct reimbursable costs, which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

For analytical purposes only, we categorize our revenue into two types: acquisition and organic.  Acquisition revenue consists of revenue derived from newly acquired companies during the first year following their acquisition dates.  Organic revenue consists of our total revenue less any acquisition revenue.

Our cost of services (“COS”) includes professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents the majority of these costs.  Our G&A expenses are comprised primarily of our corporate headquarters’ costs related to corporate executive management, finance, accounting, administration and legal.  These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

•                  delays incurred in connection with contracts;

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

Recent Events

Financing Arrangements

On July 17, 2006, we and certain of our subsidiaries, together (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable.  Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants which, among other things, require us to maintain a minimum EBITDA (in thousands) of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively.  Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24.0 million for the fiscal year ended June 30, 2010.  We must maintain average monthly backlog of $190.0 million.  Capital expenditures (in thousands) are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.  The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of our subsidiaries that are not borrowers.  The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.  The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement (the “Subordinated Loan Agreement”) with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  The loan is stated to mature on July 19, 2009 upon which the full principal amount of the loan then outstanding shall be due and payable.  In addition, we issued a ten-year warrant to purchase up to 66 thousand shares of our common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between us and Federal Partners.

On October 31, 2006, the Credit Agreement was amended (the “First Amendment”) to modify certain of the terms under the Credit Agreement which among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of “Eligible Unbilled Accounts” under the Credit Agreement, and changed the schedule for delivery of certain reports.

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5.0 million to $7.5 million.

On December 29, 2006, the Credit Agreement was amended (the “Third Amendment”) to modify certain of the terms under the Credit Agreement which changed the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before January 31, 2007.

On January 31, 2007, the Credit Agreement was amended (the “Fourth Amendment”) to modify certain of the terms under the Credit Agreement to change the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before February 28, 2007, to permit an investment by us in certain real estate located in New Jersey through a joint venture in Center Avenue Holdings, LLC, to permit us to receive a loan from the City of Lowell, Massachusetts in connection with the relocation of our Lowell, Massachusetts office and to permit the divestiture of Omni Environmental, Inc. (“Omni”).  Omni was sold in March 2007.

On December 1, 2006, we entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132,000 shares of common stock, thereby retiring the Preferred Stock.  As part of the Exchange Agreement, Fletcher also agreed to purchase an additional 204,000 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

Discontinued Operations

We sold the assets of PacLand and Bellatrix.  Bellatrix was sold in August 2006. The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations and the assets of Bellatrix held by us at June 30, 2006 have been shown as assets held for sale in the condensed consolidated balance sheet.

Other

On May 18, 2007, we announced that Chief Operating Officer Timothy D. Belton was leaving the Company to pursue other opportunities effective May 18, 2007.  In accordance with Mr. Belton’s employment agreement, he will receive one year’s compensation and other benefits totaling approximately $350,000, which will be accrued as of May 18, 2007.  We will also incur a stock-based compensation charge due to the accelerated vesting of Mr. Belton’s stock options on May 18, 2007.

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. GAAP.  These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions.  We use our best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  Our accounting policies are described in Note 2 of the Notes to consolidated financial statements contained in Item 8 of the Annual Report on Form 10-K/A.  We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:

Revenue Recognition:  We recognize contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring.  We earn our revenue from fixed-price, time-and-materials and cost-plus contracts as described below.

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

Change Orders/Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract.  Change orders typically result from changes in scope, specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work.  Claims are amounts in excess of the agreed contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes.

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

In instances where we establish that: (1) costs exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, we record an insurance recovery up to the amount of our insured costs. An insurance gain, that is, an amount to be recovered in excess of our recorded costs, is not recognized until the receipt of insurance proceeds. Insurance recoveries are reported as “insurance recoverable” on our condensed consolidated statement of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

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

These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews our overhead rates, operating systems and cost proposals.  During the course of its audits, the DCAA may disallow costs if it determines that we have improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards.   Our last audit was for fiscal 2001 and resulted in a $127 thousand adjustment.  Historically, we have not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

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

Income Taxes:  At September 30, 2006 and June 30, 2006, we had approximately $25.5 million and $25.3 million, respectively, of gross deferred income tax benefits.  The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies.  A $1.4 million valuation allowance has been recorded as of September 30, 2006 and June 30, 2006 in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.  We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits.  However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.  At September 30, 2006 and June 30, 2006, we had approximately $13.6 million and $13.3 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

Business Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date.  At September 30, 2006 and June 30, 2006, we had approximately $129.4 million and $126.3 million of goodwill, respectively, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the unit below its carrying value.  The assessment of goodwill involves the estimation of the fair value of our units as defined by SFAS 142.  We completed our required annual assessment of the recoverability of goodwill for fiscal 2006 as of December 31, 2005 and concluded it was not impaired.  There can be no assurance that future events will not result in an impairment of goodwill or other assets.

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

Voting Interest Entities.  Voting interest entities are entities in which: (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  Voting interest entities are consolidated in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (“ARB 51”) as amended.  ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest.  Accordingly, we consolidate voting interest entities in which we have a majority voting interest.

Variable Interest Entities.  VIEs are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” we consolidate all VIEs of which we are the primary beneficiary.

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

Results of Operations

During the three months ended September 30, 2006, we continued to face some of the challenges that negatively affected our performance in fiscal 2006; however, we began to see the benefits of various initiatives including our ongoing cost reduction efforts, increased operational efficiencies and focus on margin improvement. While operating results were favorable compared to the same period last year, we were impacted by certain under performing operations and by charges related to the completion of and audit of our fiscal 2006 financial statements, the refinancing of our credit agreement and consulting fees related to our restructuring efforts.

Our results of operations and financial condition throughout the remainder of fiscal 2007 will be adversely affected by continued higher-than-expected operating costs, including costs associated with the launch of our branding campaign, costs associated with the installation of a new enterprise wide IT platform and costs related to the finalization of our fiscal 2006 and 2007 financial statements.  The majority of these costs will be incurred in the second half of fiscal 2007. We expect that other changes will help offset them.  We have enhanced our controls over project acceptance, which should reduce the level of contract losses.  We have increased the level of experience of our accounting personnel in order to improve our internal controls and reduce compliance costs. We have improved the timeliness of customer invoicing, and enhanced our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense.  Lastly, we have improved project management, which we believe will result in higher levels of project profitability.

Business activity remains strong across all of our markets:

Real Estate: Industry activity has remained strong in key markets.  Backlog for Exit Strategy projects remains strong, and we continue to evaluate real estate redevelopment and investment projects.

Energy: The United States is in the early stages of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided an extraordinary business climate for those serving this market. According to a Department of Energy (DOE) study, $50 billion to $100 billion of investment is needed to modernize the grid. These needs and financial incentives of increased returns on equity with large investments in energy assets provide excellent opportunities to sell services including: permitting/licensing, engineering and construction for the electric transmission system, and development of renewable energy projects. We are well established in the geographic regions where demand for services is the highest.

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

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended
	September 30,
	2006	2005

Net service revenue	100.0%	100.0%

Interest income from contractual arrangements	1.9	1.5
Insurance recoverables	7.4	1.1

Operating costs and expenses:
Cost of services	90.7	93.5
General and administrative expenses	10.9	10.9
Provision for doubtful accounts	1.4	5.4
Depreciation and amortization	3.1	2.8
	106.1	112.6
Operating income (loss)	3.2	(10.0)
Interest expense	1.8	1.6
Income (loss) from continuing operations before taxes and equity earnings	1.4	(11.6)
Federal and state income tax provision (benefit)	0.7	(3.9)
Income (loss) from continuing operations before equity earnings	0.7	(7.7)
Equity in earnings from unconsolidated affiliates, net of taxes	—	—
Income (loss) from continuing operations	0.7	(7.7)
Discontinued operations, net of taxes	(0.2)	(0.2)
Net income (loss)	0.5	(7.9)
Dividends and accretion charges on preferred stock	0.2	0.4
Net income (loss) applicable to common shareholders	0.3%	(8.3)%

Gross revenue decreased $7.7 million, or 7.0%, to $102.9 million for the three months ended September 30, 2006 from $110.6 million for the same period of the prior year.  The decrease was primarily related to lower subcontractor activity on certain projects which resulted in both lower gross revenue and subcontractor costs.  The prior year period included gross revenue of approximately $9.9 million which was recognized in the three months ended September 30, 2005, related to a project under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm. The contract was completed in fiscal 2006. The results for this year’s quarter showed increased demand for our energy related engineering services.

NSR increased $5.6 million, or 9.6%, to $64.0 million for the three months ended September 30, 2006 compared to $58.4 million for the same period of the prior year.  The increase primarily relates to increased demand for our energy related engineering services which had NSR growth of $3.3 million for the three months ended September 30, 2006 compared to the same period of the prior year.  The remaining increase in NSR resulted from increases in the demand for our air emission services.

Interest income from contractual arrangements increased $0.3 million, or 33.3%, to $1.2 million for the three months ended September 30, 2006 from $0.9 million for the same period of the prior year primarily due to higher one-year constant maturity T-Bill rates.

Insurance recoverables increased $4.1 million, to $4.7 million for the three months ended September 30, 2006 compared to $0.6 million for the same period of the prior year primarily related to two Exit Strategy contracts which went into insurance coverage in the three months ended September 30, 2006.  This resulted in the contracts requiring contract reserves, and as the additional costs will be funded from an insurance policy, insurance recoverables were recorded.

Cost of services increased $3.3 million, or 6.0%, to $58.0 million for the three months ended September 30, 2006 from $54.7 million for the same period of the prior year.  The increase in costs of services was primarily due to increases in billable headcount to support the increased demand for our energy and air emission services. As a percentage of net service revenue, cost of services was 90.6% and 93.5% in the three months ended September 2006 and 2005, respectively. Cost of services, as a percentage of net service revenue, decreased as the amount of work without profit on previously recognized loss contracts was significantly less than in the three months ended September 30, 2005.

General and administrative expenses increased $0.7 million, or 11.1%, to $7.0 million for the three months ended September 30, 2006 compared to $6.3 million for the same period of the prior year.  The increase is primarily attributable to $0.4 million incurred associated with our engagement of Glass & Associates, Inc. for restructuring services, $0.1 million incurred for the write-off of deferred financing costs on our previous line of credit and $0.1 million for professional services received, primarily legal and accounting.

The provision for doubtful accounts decreased $2.3 million, or 71.9%, to $0.9 million for the three months ended September 30, 2006 from $3.2 million for the same period of the prior year. The prior year period included $2.0 million of charges related to several large projects.  We did not incur these costs to the same extent as in the three months ended September 2006, due to our stronger emphasis on the project acceptance and review process.

Depreciation and amortization increased $0.4 million, or 25.0%, to $2.0 million for the three months ended September 30, 2006 from $1.6 million for the same period of the prior year.  The increase in depreciation and amortization expense for the first quarter of fiscal 2007 is primarily due to additional depreciation expense resulting from capital expenditures in fiscal years 2007 and 2006.

As a result of the above factors, operating income increased by $7.9 million, to $2.0 million for the three months ended September 30, 2006 from a $5.9 million loss for the same period of the prior year.

Interest expense increased $0.2 million, or 22.2%, to $1.1 million for the three months ended September 30, 2006 from $0.9 million for the same period in the prior year.  The increase was primarily due to the weighted average interest rate increasing from 5.69% in the first quarter of fiscal 2006 to 10.5% for the same period of fiscal 2007, as well as additional interest expense incurred on the $5.0 million Federal Partners subordinated note entered into in July 2006.

The federal and state income tax provision (benefit) represents an effective rate of 49.9% for the first quarter of fiscal 2007 and a benefit rate of 33.2% for the same period of fiscal 2006.  This increase was primarily due to losses incurred in the first quarter of fiscal 2007 by certain entities for which no associated state tax benefit was available. We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

Impact of Inflation

Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund operations.  Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to reduce debt.

Cash flows used in operating activities was $2.4 million for the three months ended September 30, 2006, compared to $3.5 million used for the same period last year.  Uses of cash for operating activities for the three months ended September 30, 2006 totaled $18.7 million and consisted primarily of the following: (1) a $9.5 million increase in our receivables due primarily to our increase in days sales outstanding (“DSO”) as noted below and an increase in work being performed; (2) a $4.4 million increase in insurance recoverables related to Exit Strategy contracts; (3) a $3.4 million decrease in accounts payable due to improved liquidity from our new line of credit; and (4) a $1.0 million increase in prepaid and other current assets due primarily to insurance recoveries related to legal matters. Cash used was partially offset by sources of cash totaling $12.5 million consisting primarily of the: (1) a $4.3 million decrease in our restricted investments due to collections on our Exit Strategy projects; (2) a $3.2 million increase in our gross deferred revenues; (3) a $2.5 million increase in our environmental remediation liabilities associated with our Exit Strategy contracts; and (4) a $2.4 million increase in other accrued expenses, primarily the result of accruals related to acquisition earnout payments and legal matters.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress).  The unbilled receivables are primarily related to work performed in the last month of the fiscal period.  The magnitude of accounts receivable for a professional services company is typically evaluated as DSO, which is calculated by dividing both current and long-term receivables by the most recent four-month average of daily gross revenue after adjusting for acquisitions.  DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 114 days at September 30, 2006 from 110 at June 30, 2006.  Our goal is to reduce DSO to less than 90 days.

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

Investing activities used cash of approximately $2.3 million for the three months ended September 30, 2006, compared to $3.1 million for the same period last year.  The investment activity in the three months ended September 30, 2006 consisted primarily of: cash uses of $1.9 million in additions to property and equipment, and $1.3 million in earnout payments, being offset by $0.5 million from restricted investment activity and $0.4 million received as consideration on the sale of Bellatrix.

During the three months ended September 30, 2006, financing activities provided cash of $2.5 million, consisting primarily of $5.0 million received from Federal Partners, offset by net payments of $2.4 million under the previous and existing lines of credit.

On July 17, 2006, we and certain of our subsidiaries, together, entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides us with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable.  Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants which, among other things, require us to maintain a minimum EBITDA of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively.  As of September 30, 2006, we are in compliance with this covenant. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24,000 for the fiscal year ended June 30, 2010.  We must maintain average monthly backlog of $190,000.  Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.  Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers.  The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.  The proceeds of the credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5,000 from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  The loan is stated to mature on July 19, 2009 upon which the full principal amount of the loan then outstanding shall be due and payable.  In addition, we issued a ten-year warrant to purchase up to 66 shares of its common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between us and Federal Partners.

The estimated fair value of the warrants of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0% and volatility of 50%.  The face amount of the note payable of $5,000 was proportionately allocated to the note payable and the warrant in the amount of $4,418 and $582, respectively.  The amount allocated to the warrants of $582 was recorded as a discount on the note payable and is being amortized over the three year life of the note payable.  For the three months ended September 30, 2006, $39 was amortized as interest expense.

Based on our current operating plans, we believe that the existing cash resources, cash forecasted to be generated by operations, and availability on our existing line of credit will be sufficient to meet working capital and capital requirements.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize derivative financial instruments that expose us to significant market risk.  We are exposed to interest rate risk under our credit agreement.  Our credit facility provides for borrowings bearing interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.

Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the facility’s maturity date.  Under its term, the facility matures on July 17, 2011 or earlier at our discretion, upon payment in full of loans and other obligations.

Item 4.                          Controls and Procedures

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings. Notwithstanding such ineffectiveness, however, these officers and we believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

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

In connection with the audit of our financial statements for the year ended June 30, 2006, our management identified a number of material weaknesses in our internal controls. A material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard #2 is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financials statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control.

Our management identified material weaknesses related to policies and procedures to ensure accurate and reliable interim and annual consolidated financial statements. Specifically, we lacked (i) effective controls at the entity level; (ii) adequate segregation of duties; (iii) adequate controls related to the financial reporting and closing process;

(iv) adequate controls related to estimating, job costing and revenue recognition (which material weakness resulted in a restatement of our fiscal 2006 consolidated financial statements); (v) adequate controls related to processing and valuation of accounts receivable; (vi) adequate controls related to the expenditures cycle; (vii) adequate controls related to the payroll cycle; (viii) adequate general computer controls; and (ix) adequate controls related to the income tax cycle. As a result, we concluded that there was a material weakness in our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting.

Prior to June 30, 2006, and since, we implemented and have continued to implement measures to address the material weaknesses in our internal control over financial reporting and to improve the integrity of our reporting processes.

It is management’s objective to remediate the material weaknesses described above. The following describes the measures we have undertaken to improve overall internal control over financial reporting prior and subsequent to June 30, 2006, and which should materially affect our internal control over financial reporting:

•                  We are investing over $3.0 million in the development and implementation of a new fully integrated accounting and operations internal control and management information system.

•                  We are significantly enhancing our corporate infrastructure in order to upgrade and improve all internal accounting procedures and processes supporting existing business.

•                  We have initiated a program to develop and improve policies and procedures in connection with the operational performance of our internal finance and accounting processes and underlying information and reporting systems; establish greater organizational accountability and lines of responsibility and approval; and better support our operations.

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

Changes in Internal Control over Financial Reporting.

Except as described above, there was no change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) nor any changes in other factors which occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.          Legal Proceedings

See Note 10 under Part I, Item 1, Financial Information.

Item 1A.       Risk Factors

No material changes.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Company issued an aggregate of 7,304 shares of unregistered common stock with a market value of $86,583 as part of the additional consideration earned in the current period on acquisitions completed in prior years.  In addition, the Company issued 17,230 shares of unregistered common stock with a market value of $146,800 in lieu of the quarterly cash dividend on its Convertible Redeemable Preferred Stock.  All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

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

10.3.1

Amendment No. 1 dated March 29, 2005 to Amended and Restated Revolving Credit Agreement, by and among the Company and the financial institutions named therein, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2005.

10.7	Employment Agreement by and between TRC Companies, Inc. and Christopher P. Vincze, dated March 18, 2005, incorporated by reference to the Company’s Form 8-K filed on March 24, 2005.
10.7.1	Employment Agreement by and between TRC Companies, Inc. and Timothy D. Belton, dated March 6, 2006, incorporated by reference to the Company’s Form 8-K filed on March 30, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.
May 25, 2007	by:	/s/ Carl d. Paschetag, Jr.
Carl d. Paschetag, Jr.
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)