Form 10-Q
period 2006-12-31
TRC COMPANIES INC /DE/
filed 2007-05-29
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

QUARTER ENDED DECEMBER 31, 2006

PART I—Financial Information

PART I: FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Gross revenue	$114,488	$96,210	$217,399	$206,838
Less subcontractor costs and direct charges	48,671	37,680	87,631	89,879
Net service revenue	65,817	58,530	129,768	116,959
Interest income from contractual arrangements	1,250	962	2,451	1,847
Insurance recoverables	71	171	4,816	804
Operating costs and expenses:
Cost of services	56,340	57,444	114,303	112,101
General and administrative expenses	4,717	5,973	11,707	12,318
Provision for doubtful accounts	949	1,314	1,857	4,485
Depreciation and amortization	2,031	1,725	4,039	3,349
	64,037	66,456	131,906	132,253
Operating income (loss)	3,101	(6,793)	5,129	(12,643)
Interest expense	1,147	1,340	2,280	2,270
Income (loss) from continuing operations before taxes and equity earnings (losses)	1,954	(8,133)	2,849	(14,913)
Federal and state income tax provision (benefit)	981	(2,700)	1,428	(4,951)
Income (loss) from continuing operations before equity earnings (losses)	973	(5,433)	1,421	(9,962)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	18	(13)	37	(3)
Income (loss) from continuing operations	991	(5,446)	1,458	(9,965)
Discontinued operations, net of taxes	—	267	(123)	166
Net income (loss)	991	(5,179)	1,335	(9,799)
Dividends, accretion charges, and benefit on redemption of preferred stock	(3,789)	176	(3,642)	391
Net income (loss) applicable to common shareholders	$4,780	$(5,355)	$4,977	$(10,190)
Basic earnings (losses) per common share:
Continuing operations	$0.28	$(0.39)	$0.30	$(0.72)
Discontinued operations	—	0.02	(0.01)	0.01
	$0.28	$(0.37)	$0.29	$(0.71)
Diluted earnings (losses) per common share:
Continuing operations	$0.27	$(0.39)	$0.30	$(0.72)
Discontinued operations	—	0.02	(0.01)	0.01
	$0.27	$(0.37)	$0.29	$(0.71)
Average shares outstanding:
Basic	17,117	14,456	16,923	14,426
Diluted	17,554	14,456	17,376	14,426

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash	$419	$3,093
Accounts receivable, less allowances for doubtful accounts	129,113	120,829
Insurance recoverable - environmental remediation	7,881	3,546
Deferred income tax benefits	15,567	15,261
Income taxes refundable	4,761	5,429
Restricted investment	29,015	33,230
Prepaid expenses and other current assets	12,552	8,049
Total current assets	199,308	189,437
Property and equipment, at cost	54,969	54,063
Less accumulated depreciation and amortization	35,065	35,105
	19,904	18,958
Goodwill	129,953	126,325
Investments in and advances to unconsolidated affiliates and construction joint ventures	4,980	4,315
Long-term restricted investment	72,822	78,856
Long-term prepaid insurance	56,052	56,612
Assets held for sale	—	458
Other assets	10,189	10,442
Total assets	$493,208	$485,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,917	$37,608
Accounts payable	40,451	41,450
Accrued compensation and benefits	20,477	20,930
Deferred revenue	36,585	39,726
Environmental remediation liability	3,416	2,504
Other accrued liabilities	30,782	22,214
Total current liabilities	162,628	164,432
Non-current liabilities:
Long-term debt, net of current portion	6,923	2,845
Deferred income tax liabilities	5,162	4,689
Long-term deferred revenue	142,684	143,979
Long-term environmental remediation liability	10,601	9,302
Total liabilities	327,998	325,247
Convertible redeemable preferred stock	—	15,000
Commitments and contingencies
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 0 and 15,000 issued and outstanding as convertible redeemable, liquidation preference of $0 and $15,000 at December 31, 2006 and June 30, 2006, respectively	—	—
Common, $.10 par value; 30,000,000 shares authorized, 18,112,057 and 18,108,575 issued and outstanding, respectively, at December 31, 2006, and 16,720,420 shares issued and outstanding at June 30, 2006	1,811	1,672
Additional paid-in capital	139,950	125,152
Retained earnings	23,297	18,320
Accumulated other comprehensive income	185	12
	165,243	145,156
Less treasury stock, at cost	33	—
Total shareholders’ equity	165,210	145,156
Total liabilities and shareholders’ equity	$493,208	$485,403

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,335	$(9,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	4,039	3,810
Directors deferred compensation	83	70
Stock-based compensation expense	769	640
Provision for doubtful accounts	1,857	4,485
Non-cash interest (income) expense	(97)	64
Deferred income taxes	151	(2,822)
Equity in (earnings) losses from unconsolidated affiliates	(37)	3
Equity earnings from construction joint ventures	(509)	(91)
Loss on disposal of assets	68	49
Other non-cash items	222	41
Changes in operating assets and liabilities:
Accounts receivable	(10,141)	3,318
Restricted investments	9,997	19,848
Deferred revenue	(4,436)	(21,296)
Long-term prepaid insurance	560	876
Insurance recoverable - environmental remediation	(4,335)	3,629
Prepaid expenses and other current assets	78	(1,239)
Accounts payable	(481)	4,716
Accrued compensation and benefits	(453)	(290)
Environmental remediation liability	2,211	1,126
Income taxes refundable	668	532
Other accrued liabilities	2,375	1,074
Excess tax benefit from option exercises	—	(59)
Other assets	(261)	(54)
Net cash provided by operating activities	3,663	8,631
Cash flows from investing activities:
Additions to property and equipment	(5,152)	(4,856)
Restricted investment	522	220
Earnout payments for business acquisitions	(1,984)	(3,636)
Proceeds from sale of Bellatrix	400	—
Proceeds from sale of property and equipment	120	106
(Advances to) and proceeds from unconsolidated affiliates	(172)	103
Net cash used in investing activities	(6,266)	(8,063)
Cash flows from financing activities:
Net payments under revolving credit facility	(6,820)	(1,300)
Payments of long-term debt	(285)	(948)
Borrowings of long-term debt	5,034	374
Proceeds from sale of common stock	2,000	—
Proceeds from exercise of stock options and warrants	—	231
Excess tax benefit from option exercises	—	59
Net cash used in financing activities	(71)	(1,584)
Decrease in cash	(2,674)	(1,016)
Cash, beginning of period	3,093	3,325
Cash, end of period	$419	$2,309

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2006 and 2005

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

The condensed consolidated balance sheet at December 31, 2006 and the condensed consolidated statements of operations for the three and six months ended December 31, 2006 and 2005 and the condensed consolidated statement of cash flows for the six months ended December 31, 2006 and 2005 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A as of and for the fiscal year ended June 30, 2006.

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

The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) was 1,970 and 1,708 for the three and six months ended December 31, 2006, and 2,761 for the three and six months ended December 31, 2005, respectively.  For the three months and six months ended December 31, 2005, the Company incurred a net loss.  As a result, the assumed conversion of the preferred stock into 932 shares of common stock was excluded from the calculation of diluted EPS for the three and six months ended December 31, 2005. The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Income (loss) from continuing operations	$991	$(5,446)	$1,458	$(9,965)
Discontinued operations, net of taxes	—	267	(123)	166
Net income (loss)	991	(5,179)	1,335	(9,799)
Dividends, accretion charges and benefit on redemption of preferred stock	3,789	(176)	3,642	(391)
Net income (loss) applicable to common shareholders	$4,780	$(5,355)	$4,977	$(10,190)
Weighted average common shares outstanding — basic	17,117	14,456	16,923	14,426
Potentially dilutive common shares:
Stock options and warrants	428	—	444	—
Contingently issuable shares	9	—	9	—
Total diluted shares	17,554	14,456	17,376	14,426
Basic earnings (loss) per share:
Continuing operations	$0.28	$(0.39)	$0.30	$(0.72)
Discontinued operations	—	0.02	(0.01)	0.01
Basic earnings (loss) per common share	$0.28	$(0.37)	$0.29	$(0.71)
Diluted earnings (loss) per share:
Continuing operations	0.27	(0.39)	0.30	(0.72)
Discontinued operations	—	0.02	(0.01)	0.01
Diluted earnings (loss) per common share	$0.27	$(0.37)	$0.29	$(0.71)

4.                                      Accounts Receivable

The current portion of accounts receivable at December 31, 2006 and June 30, 2006 was comprised of the following:

	December 31,	June 30,
	2006	2006
Billed	$96,430	$72,602
Unbilled	42,871	56,058
Retainage	3,354	5,056
	142,655	133,716
Less allowances for doubtful accounts	13,542	12,887
	$129,113	$120,829

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that almost all unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes.  Costs attributable to claims are treated as costs of contract performance as incurred.  As of December 31, 2006 and June 30, 2006, respectively, the Company had recorded a claim receivable of $1,026 and $989 equal to the contract costs incurred for the claim.  The claim relates to a design-build infrastructure project in which the Company was a subcontractor.  The ultimate client for the project is a state government entity.  The Company is currently processing the claim with the prime contractor and the state government entity.

5.                                      Other Accrued Liabilities

At December 31, 2006 and June 30, 2006, other accrued liabilities were comprised of the following:

	December 31,	June 30,
	2006	2006
Additional purchase price payments	$4,291	$2,774
Contract costs	3,996	3,295
Contract loss reserves	5,602	5,140
Audit and legal costs	11,280	6,105
Lease obligations	1,758	1,869
Other	3,855	3,031
	$30,782	$22,214

6.                                      Acquisitions and Divestitures

(a) Acquisitions

During the six months ended December 31, 2006 and 2005, the Company made additional purchase price cash payments of $1,984 and $3,636, respectively, related to acquisitions completed in prior years.  In addition during the six months ended December 31, 2006 and 2005, the Company issued 16 and 55 shares of common stock valued at $161 and $681, respectively, related to acquisitions completed in prior years.  The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets.

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

The summarized combined statements of operations for discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Gross revenue	$—	$3,672	$419	$6,721
Net service revenue	$—	$2,527	$21	$4,522
Operating income (loss)	—	402	(196)	251
Interest expense	—	(2)	—	(4)
	—	400	(196)	247
Income tax benefit (expense)	—	(133)	73	(81)
Income (loss) from discontinued operations	$—	$267	$(123)	$166

7.                                      Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2006 are as follows:

Goodwill, July 1, 2006	$126,325
Additional purchase price payments accrued	3,628
Goodwill, December 31, 2006	$129,953

The Company completed its required annual assessment of the recoverability of goodwill as of December 31, 2006 and concluded that no impairment existed.  In performing the goodwill assessment we used current market capitalization and other factors as the best evidence of fair value.  There can be no assurance that future events will not result in an impairment of goodwill or other assets.

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

Identifiable intangible assets as of December 31, 2006 and June 30, 2006 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 31, 2006		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$456	$363	$616	$399
Customer relationships	7,166	1,473	7,166	1,214
Trade names	139	139	139	—
Other	190	125	190	108
	7,951	2,100	8,111	1,721
Identifiable intangible assets with indefinite lives:
Other	726	300	726	300
	$8,677	$2,400	$8,837	$2,021

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately thirteen years.  The weighted average periods of amortization by intangible asset class is approximately three years for contract backlog assets, fourteen years for customer relationship assets and six years for other assets.  The amortization of intangible assets during the three months ended December 31, 2006 and 2005 was $266 and $357, respectively. The amortization of intangible assets during the six months ended December 31, 2006 and 2005 was $539 and $718, respectively.   Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2007 - $325; fiscal 2008 - $587; fiscal 2009 - $537; fiscal 2010 - $520; fiscal 2011 - $493; fiscal 2012 and thereafter - $3,389.

8.                                      Debt

On July 17, 2006, the Company and certain of its subsidiaries, together (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum EBITDA of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. As of December 31, 2006, the Company was in compliance with this covenant. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24,000 for the fiscal year ended June 30, 2010.  The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers.  The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.  The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of the Company, pursuant to which the Company borrowed $5,000 from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  The loan is stated to mature on July 19, 2009 upon which the full principal amount of the loan then outstanding shall be due and payable.  In addition, the Company issued a ten-year warrant to purchase up to 66 shares of its common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006. The estimated fair value of the warrants of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0% and volatility of 50%. The face amount of the note payable of $5,000 was proportionately allocated to the note payable and the warrant in the amount of $4,418 and $582, respectively. The amount allocated to the warrants of $582 was recorded as a discount on the note payable and is being amortized over the three year life of the note payable. For the three and six months ended December 31, 2006, $49 and $88, respectively, was amortized as interest expense.

On October 31, 2006, the Credit Agreement was amended (the “First Amendment”) to modify certain terms which, among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of “Eligible Unbilled Accounts” under the Credit Agreement, and changed the schedule for delivery of certain reports.

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain terms which changed the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5,000 to $7,500.

On December 29, 2006, the Credit Agreement was further amended (the “Third Amendment”) to modify certain terms which changed the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before January 31, 2007.

At December 31, 2006, the Company had borrowings outstanding pursuant to its revolving credit facility of $30,280 at an average interest rate of 10.0% compared to $37,100 of borrowings outstanding at an average interest rate of 10.5% (including the 2% default rate of interest) at June 30, 2006.

9.                                      Convertible Preferred Stock

On December 1, 2006, the Company entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock.  The difference between the carrying value of the preferred stock of $15,000 and the fair value of the common stock issued of $11,083 at the redemption date was recorded as a benefit on redemption of preferred stock and increased net income applicable to common shareholders for the three and six months ended December 31, 2006.

As part of the Exchange Agreement, Fletcher also agreed to purchase an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

10.                               Restructuring Costs

The following table summarizes accrued restructuring obligations and related activity for the period July 1, 2006 to December 31, 2006:

	Employee Severance	Facility Closures	Total
Liability balance at July 1, 2006	$103	$287	$390

Total charge to operating costs and expenses	2	1	3
Payments	(105)	(96)	(201)
Adjustments	—	49	49
Liability balance at December 31, 2006	$—	$241	$241

Severance and benefits costs

Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel.

Facility closure and asset impairment costs

Total facility closure costs include lease liabilities offset by estimated sublease income and were based on market trend information analyses. In December 2006, the Company entered into a sub-lease of its Dallas facility, resulting in a $49 adjustment to the previous estimated accrual amount.  As of December 31, 2006, $241 of facility closure costs remain accrued and are expected to be paid by fiscal year 2013. The Company’s lease abandonment accrual is net of $581 of actual sublease payments due under non-cancelable subleases at December 31, 2006.

11.                               Commitments and Contingencies

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

The contract proceeds are paid by the client at inception.  A portion of these proceeds, generally five to ten percent, are remitted to the Company, and these amounts are included as deferred revenue under current or long-term liabilities on the Company’s condensed consolidated balance sheets.  This balance is reduced as the Company performs work under the contract and recognizes revenue.  The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and is used to pay the Company as work is performed.  The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not likely have a material impact on its operating results, financial position and cash flows.

Five Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites.  The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the condensed consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the condensed consolidated balance sheets).  At December 31, 2006, the remediation for one of the projects was complete, and the Company had begun long-term maintenance and monitoring at that site.

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

During fiscal 2006 the Company and another contractor jointly and severally entered into a $3,500 contract to provide demolition and abatement services. The Company and the contractor entered into a teaming arrangement which stated that the Company would be entitled to 8% of the $3,500 contract proceeds for providing working capital, procurement assistance and bonding for the project.  The other contractor was responsible for insurance, supervision, labor, equipment and materials for the project. Initially, the work was proceeding and progress payments were received from the customer, however, as the contract encountered delays and issues arose regarding the scope of work, there was insufficient cash flow to fund the cost overruns on the project.  In the fourth quarter of fiscal 2006, the Company was required to provide funding to project subcontractors. Through June 30, 2006, the Company received approximately $200 of cash and incurred expenses of approximately $3,600. As a result, the Company recognized a $3,400 loss on the project in the fourth quarter of fiscal 2006. The Company is in the process of evaluating a claim for the project.  The Company accounts for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore does not record gain contingencies and recognize revenue until it is earned and realized.  At December 31, 2006, the Company had not recorded any potential recoveries related to this project.

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

In re: Tropicana Garage Collapse Litigation - Superior Court New Jersey, Atlantic County, 2004.  A subsidiary of the Company was named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  That subsidiary was also named a defendant in other actions for business claims related to the parking garage.  The subsidiary (along with other contractors) is covered under an insurance program specific to this project (the “wrap-up program”).  In addition, the subsidiary was covered under the Company’s insurance program.  The subsidiary had a limited inspection role in connection with the construction.  A global settlement of all claims between all parties in this case was reached in April 2007. The subsidiary will have no uninsured exposure.

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005.  A subsidiary of the Company was engaged by the New York City Department of Transportation (“NYCDOT”) to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York.  A motorist and his wife commenced litigation alleging that, during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured.  The subsidiary (along with other project contractors) was named in the suit. The suit was settled in May 2007.  The subsidiary will have no uninsured exposure beyond the applicable deductible. In a separate action, the general contractor on that project has sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project.  The subsidiary had no significant on-site role.  Although the ultimate outcome of this matter cannot be predicted with certainty at this time and could have a material adverse effect, management believes the subsidiary has meritorious defenses.  In a separate but related matter, the subsidiary entered into an agreement in September 2005 with NYCDOT under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $300 and NYCDOT $500 and agreed for a limited period of time not to bid on engagements with New York City agencies. These settlement amounts, which were accrued as of June 30, 2005, were paid in fiscal 2006.

McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005.  A subsidiary of the Company was named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash.  It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico, the helicopter collided with the line.  The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the alleged accident.  A settlement was reached in this case in February 2007. The subsidiary will have no uninsured exposure beyond the applicable deductible.

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

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $7,894 at December 31, 2006 and $3,543 at June 30, 2006. The Company has also insurance recovery receivables related to these accruals of $6,498 at December 31, 2006 and $1,819 at June 30, 2006.  The increase in the accrual and recovery is due to the settlements noted above during fiscal 2007.  As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies.  Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

12.                               Subsequent Events

On January 31, 2007, the Credit Agreement was amended (the “Fourth Amendment”) to modify certain terms to change the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before February 28, 2007, to permit an investment by the Company in certain real estate located in New Jersey through a joint venture in Center Avenue Holdings, LLC, to permit the Company to receive a loan from the City of Lowell, Massachusetts in connection with the relocation of its Lowell, Massachusetts office and to permit the divestiture of Omni Environmental, Inc. (“Omni”).  Omni was sold in March 2007.

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

Three and Six Months Ended December 31, 2006 and 2005

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

For analytical purposes only, we categorize our revenue into two types: acquisition and organic.  Acquisition revenue consists of revenue derived from newly acquired companies during the first year following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisition revenue.

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

On December 1, 2006, we entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132,000 shares of common stock, thereby retiring the Preferred Stock.  The difference between the carrying value of the preferred stock of $15,000 and the fair value of the common stock issued of $11,083 at the redemption date was recorded as a benefit on redemption of preferred stock and increased net income applicable to common shareholders for the three and six months ended December 31, 2006. As part of the Exchange Agreement, Fletcher agreed to purchase an additional 204,000 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

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

Revenue Recognition:  We recognize contract revenue in accordance with American Institute of Certified Public Accountants Statement of No. Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring.  We earn our revenue from fixed-price, time-and-materials and cost-plus contracts as described below.

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

Income Taxes:  At December 31, 2006 and June 30, 2006, we had approximately $25.8 million and $25.3 million, respectively, of gross deferred income tax benefits.  The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies.  A $1.4 million valuation allowance has been recorded as of December 31, 2006 and June 30, 2006 in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.  We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits.  However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.  At December 31, 2006 and June 30, 2006, we had approximately $13.9 million and $13.3 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

Business Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date.  At December 31, 2006 and June 30, 2006, we had approximately $130.0 million and $126.3 million of goodwill, respectively, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the unit below its carrying value.  The assessment of goodwill involves the estimation of the fair value of our units as defined by SFAS 142.

We completed our required annual assessment of the recoverability of goodwill as of December 31, 2006 and concluded that no impairment existed.  In performing our goodwill assessment we used current market capitalization and other factors as the best evidence of fair value.  There can be no assurance that future events will not result in an impairment of goodwill or other assets.

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

Results of Operations

We were profitable during the three months ended December 31, 2006, as we began to see the benefits of various initiatives including our ongoing cost reduction efforts, increased operational efficiencies and focus on margin improvement which helped overcome some of the challenges that negatively affected our performance in fiscal 2006 and continued into fiscal 2007.  While operating results were favorable compared to the same period last year, we were impacted by certain under performing operations and by charges related to the completion of and audit of our fiscal 2006 financial statements, the refinancing of our credit agreement and consulting fees related to our restructuring effort.

Our results of operations and financial condition throughout the remainder of fiscal 2007 will be adversely affected by continued higher-than-expected operating costs, including costs associated with the launch of our branding campaign, costs associated with the installation of a new enterprise-wide IT platform and costs related to the finalization of our fiscal 2006 and 2007 financial statements.  The majority of these costs will be incurred in the second half of fiscal 2007. We expect that other changes will help offset these higher-than-expected costs.  We have enhanced our controls over project acceptance, which should reduce the level of contract losses.  We have increased the level of experience of our accounting personnel in order to improve our internal controls and reduce compliance costs. We have improved the timeliness of customer invoicing, and enhanced our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense.  Lastly, we have improved project management, which we believe will result in higher levels of project profitability.

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

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	1.9	1.6	1.9	1.6
Insurance recoverables	0.1	0.3	3.7	0.7

Operating costs and expenses:
Cost of services	85.6	98.1	88.1	95.8
General and administrative expenses	7.2	10.2	9.0	10.5
Provision for doubtful accounts	1.4	2.2	1.4	3.8
Depreciation and amortization	3.1	2.9	3.1	2.9
	97.3	113.4	101.6	113.0
Operating income (loss)	4.7	(11.5)	4.0	(10.7)
Interest expense	1.7	2.3	1.8	1.9
Income (loss) from continuing operations before taxes and equity earnings (losses)	3.0	(13.8)	2.2	(12.6)
Federal and state income tax provision (benefit)	1.5	(4.6)	1.1	(4.2)
Income (loss) from continuing operations before equity earnings (losses)	1.5	(9.2)	1.1	(8.4)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	—	—	—	—
Income (loss) from continuing operations	1.5	(9.2)	1.1	(8.4)
Discontinued operations, net of taxes	—	0.5	(0.1)	0.1
Net income (loss)	1.5	(8.7)	1.0	(8.3)
Dividends, accretion charges, and benefit on redemption of preferred stock	(5.8)	0.3	(2.8)	0.3
Net income (loss) applicable to common shareholders	7.3%	(9.0)%	3.8%	(8.6)%

Gross revenue increased $18.3 million, or 19.0%, to $114.5 million for the three months ended December 31, 2006 from $96.2 million for the same period of the prior year. Approximately $17.8 million of the increase was related to increased demand for our energy related engineering services.

Gross revenue increased $10.6 million, or 5.1%, to $217.4 million for the six months ended December 31, 2006 from $206.8 million for the same period of the prior year.  Approximately $27.3 million of the increase was related to increased demand for our energy related engineering services.  This increase was partially offset by lower subcontractor activity on certain projects which resulted in lower gross revenue.  Specifically, gross revenue in 2005 included approximately $12.5 million related to a project under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm.  The remaining decrease in gross revenue primarily relates to lower levels of project activity on a large Exit Strategy contract that had substantial demolition costs in the first half of fiscal 2006 when compared to fiscal 2007.

NSR increased $7.3 million, or 12.5%, to $65.8 million for the three months ended December 31, 2006 compared to $58.5 million for the same period of the prior year.  Approximately $3.5 million of the increase relates to increased demand for our energy related engineering services principally related to power generation projects.  The remaining increase in NSR resulted from increases in demand for our air emission services.

NSR increased $12.8 million, or 10.9%, to $129.8 million for the six months ended December 31, 2006 compared to $117.0 million for the same period of the prior year.  Approximately $6.8 million of the increase relates to increased demand for our energy related engineering services.  The remaining increase in NSR primarily resulted from increases in demand for our air emission services which resulted in an NSR increase of $2.5M for the six months ended December 31, 2006 and our ability to increase margins in the current year.

Interest income from contractual arrangements increased $0.3 million, or 30.0%, to $1.3 million for the three months ended December 31, 2006 from $1.0 million for the same period of the prior year primarily due to higher one-year constant maturity T-Bill rates.

Interest income from contractual arrangements increased $0.6 million, or 33.3%, to $2.5 million for the six months ended December 31, 2006 from $1.8 million for the same period of the prior year primarily due to higher one-year constant maturity T-Bill rates.

Insurance recoverables decreased $0.1 million, to $0.1 million for the three months ended December 31, 2006 compared to $0.2 million for the same period of the prior year due to changes in recoverables on Exit Strategy contracts.

Insurance recoverables increased $4.0 million, or 500.0%, to $4.8 million for the six months ended December 31, 2006 from $0.8 million for the same period of the prior year primarily related to two Exit Strategy contracts which went into insurance coverage in the six months ended December 31, 2006.  This resulted in the contracts requiring contract reserves, and as the additional costs will be funded from an insurance policy, insurance recoverables were recorded.

Cost of services decreased $1.1 million, or 1.9%, to $56.3 million for the three months ended December 31, 2006 from $57.4 million for the same period of the prior year.  Costs in 2005 include a restructuring accrual of approximately $0.9 million.

Cost of services increased $2.2 million, or 2.0%, to $114.3 million for the six months ended December 31, 2006 from $112.1 million for the same period of the prior year.  The increase in costs of services was primarily due to increases in billable headcount to support the increased demand for our energy and air emission services. As a percentage of net service revenue, cost of services was 88.1% and 95.8% in the six months ended December 2006 and 2005, respectively. Cost of services, as a percentage of net service revenue, decreased as the amount of work without profit on previously recognized loss contracts was substantially less than in the six months ended December 31, 2005.

General and administrative expenses decreased $1.3 million, or 21.7%, to $4.7 million for the three months ended December 31, 2006 compared to $6.0 million for the same period of the prior year.  The prior year period included $0.9 million incurred for restructuring services as well as $0.2 million in forbearance fees that were not incurred this year.

General and administrative expenses decreased $0.6 million, or 5.0%, to $11.7 million for the six months ended December 31, 2006 compared to $12.3 million for the same period of the prior year.  The prior year period included $0.9 million incurred for restructuring services as well as $0.2 million in forbearance fees that were not incurred in this year.  The decreases are partially offset by an increase in other professional services incurred of approximately $0.1 million, for legal and accounting services.

The provision for doubtful accounts decreased $0.4 million, or 27.8%, to $0.9 million for the three months ended December 31, 2006 from $1.3 million for the same period of the prior year. The decrease was primarily due to better contract management and cash collection efforts.

The provision for doubtful accounts decreased $2.6 million, or 58.6%, to $1.9 million for the six months ended December 31, 2006 from $4.5 million for the same period of the prior year. The prior year period included $2.0 million of charges related to several large projects balances that were deemed uncollectible and no similar large charges were incurred in fiscal 2007.

Depreciation and amortization increased $0.3 million, or 17.7%, to $2.0 million for the three months ended December 31, 2006 from $1.7 million for the same period of the prior year.  The increase in depreciation and amortization expense for the second quarter of fiscal 2007 is primarily due to additional depreciation expense resulting from capital expenditures in fiscal years 2007 and 2006.

Depreciation and amortization increased $0.7 million, or 20.6%, to $4.0 million for the six months ended December 31, 2006 from $3.3 million for the same period of the prior year.  The increase in depreciation and amortization expense for the first six months of fiscal 2007 is primarily due to additional depreciation expense resulting from capital expenditures in fiscal years 2007 and 2006.

As a result of the above factors, operating income increased by $9.9 million, to $3.1 million for the three months ended December 31, 2006 from a $6.8 million loss for the same period of the prior year.

As a result of the above factors, operating income increased by $17.8 million, to $5.1 million for the six months ended December 31, 2006 from a $12.6 million loss for the same period of the prior year.

Interest expense decreased $0.2 million, or 15.4%, to $1.1 million for the three months ended December 31, 2006 from $1.3 million for the same period in the prior year.  The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $57.3 million in the second quarter of fiscal 2006 to $32.5 million in the second quarter of fiscal 2007.  The decreased average line of credit balance is being offset by higher average interest rates being charged on the line in fiscal 2007, 10.0% versus 8.4% in fiscal 2006.  In addition in fiscal 2007 the Company also began incurring interest expense at 9.0% annually on the Federal Partners $5.0 million subordinated note issued in July 2006.

Interest expense remained flat for the six months ended December 31, 2006 versus the same period last year at $2.3 million each period.  The average outstanding line of credit balance decreased significantly from $56.5 million to $34.0 million for the six months ended December 31, 2005 and 2006, respectively, however the average interest rate incurred increased from 7.0% in the six months ended December 31, 2005 to 10.3% in the six months ended December 31, 2006.  In addition in fiscal 2007 the Company also began incurring interest expense at 9.0% annually on the Federal Partners $5.0 million subordinated note issued in July 2006.

The federal and state income tax provision (benefit) represents an effective rate of 50.1% for the first six months of fiscal 2007 and a benefit rate of 33.2% for the same period of fiscal 2006.  The increase was primarily due to losses incurred in the first half of fiscal 2007 by certain entities for which no associated state tax benefit was available.  We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

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

Cash flows provided by operating activities was $3.7 million for the six months ended December 31, 2006, compared to $8.6 million provided for the same period last year. Uses of cash by operating assets and liabilities for the three months ended September 30, 2006 totaled $24.7 million and consisted primarily of the following: (1) a $10.1 million increase in our receivables due primarily to increased business at our E-Pro subsidiary; (2) a $4.4 million decrease in our gross deferred revenue balance, due primarily to new contract awards in our Exit Strategy program; (3) a $4.3 million increase in insurance recoverables due to Exit Strategy contracts which are estimated to incur costs beyond the projected commutation account balance; and (4) a $4.6 million increase in prepaid and other current assets due primarily to insurance recoveries related to legal matters. Cash used was offset by sources of cash from operating assets and liabilities totaling $20.5 million consisting primarily of the following: (1) a $10.0 million decrease in restricted investments due to invoice collections on Exit Strategy projects, (2) a $7.1 million increase in other accrued liabilities primarily attributable accrued earnouts and legal matters, and (3) a $2.2 million increase in environmental liabilities incurred.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress).  The unbilled receivables are primarily related to work performed in the last month of the fiscal period.  The magnitude of accounts receivable for a professional services company is typically evaluated as days sales outstanding (“DSO”), which is calculated by dividing both current and long-term receivables by the most recent four-month average of daily gross revenue after adjusting for acquisitions.  DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 104 days at December 31, 2006 from 110 at June 30, 2006.  Our goal is to reduce DSO to less than 90 days.

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

Investing activities used cash of approximately $6.3 million during the six months ended December 31, 2006, compared to $8.1 million used for the same period last year.  The current period uses were primarily: (1) $5.2 million for property and equipment additions, and (2) $2.0 million for earnout payments, being offset by (1) $0.5 million from restricted investment activity and (2) $0.4 million received as consideration on the sale of Bellatrix.

During the six months ended December 31, 2006, financing activities used cash of $0.1 million, consisting primarily of $6.8 million of net payments on our credit facilities, being offset by $4.7 million of net long term borrowing on the Federal Partners subordinated loan, as well as $2.0 million received for the issuance of 1.1 million additional shares of common stock to Fletcher.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings. Notwithstanding such ineffectiveness, however, we believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

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

In connection with the audit of our financial statements for the year ended June 30, 2006, our management identified a number of material weaknesses in our internal controls. A material weakness as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2 is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financials statements will not be prevented or detected on a timely basis.

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

•                  We are significantly enhancing our corporate infrastructure in order to upgrade and improve all internal accounting procedures and processes supporting our business.

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

Changes in Internal Control over Financial Reporting.

Except as described above, there was no change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) nor any changes in other factors which occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.                          Legal Proceedings

See Note 11 under Part I, Item 1, Financial Information.

Item 1A.                 Risk Factors

No material changes.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2006, the Company issued an aggregate of 8,654 shares of unregistered common stock with a market value of approximately $75,000 as additional consideration earned in the current period on acquisitions completed in prior years.  In addition, the Company issued 13,365 shares of unregistered common stock with a market value of approximately $128,000 in lieu of the quarterly cash dividend on its Convertible Redeemable Preferred Stock.  In conjunction with the redemption of the Company’s outstanding redeemable convertible preferred stock, the Company issued 1,132,075 shares of common stock with a market value of approximately $11,083,000 as well as issued an additional 204,290 shares of common stock with an approximate market value of $2,000,000. All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None

Item 5.                          Other Informationa

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