Form 10-Q
period 2007-03-31
TRC COMPANIES INC /DE/
filed 2007-07-03
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
YES ☐ NO ☒

On May 21, 2007 there were 18,230,428 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2007

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Gross revenue	$111,450	$92,725	$326,656	$296,844
Less subcontractor costs and direct charges	47,395	31,010	134,651	120,423
Net service revenue	64,055	61,715	192,005	176,421

Interest income from contractual arrangements	1,194	1,057	3,645	2,904
Insurance recoverables	127	103	4,943	907

Operating costs and expenses:
Cost of services	57,491	56,266	170,391	166,689
General and administrative expenses	5,742	5,144	17,258	17,341
Provision for doubtful accounts	619	1,298	2,429	5,737
Depreciation and amortization	1,895	1,670	5,917	4,997
	65,747	64,378	195,995	194,764
Operating income (loss)	(371)	(1,503)	4,598	(14,532)
Interest expense	1,005	1,346	3,285	3,616
Income (loss) from continuing operations before taxes, minority interest and equity earnings (losses)	(1,376)	(2,849)	1,313	(18,148)
Federal and state income tax provision (benefit)	(688)	(964)	673	(6,077)
Minority interest	7	—	7	—
Income (loss) from continuing operations before equity earnings (losses)	(681)	(1,885)	647	(12,071)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	16	(8)	53	(10)
Income (loss) from continuing operations	(665)	(1,893)	700	(12,081)
Discontinued operations, net of taxes	(47)	35	(77)	424
Net income (loss)	(712)	(1,858)	623	(11,657)
Dividends, accretion charges, and benefit on redemption of preferred stock	—	199	(3,642)	589
Net income (loss) applicable to common shareholders	$(712)	$(2,057)	$4,265	$(12,246)

Basic earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.14)	$0.25	$(0.86)
Discontinued operations	—	—	—	0.02
	$(0.04)	$(0.14)	$0.25	$(0.84)

Diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.14)	$0.24	$(0.86)
Discontinued operations	—	—	—	0.02
	$(0.04)	$(0.14)	$0.24	$(0.84)

Average shares outstanding:
Basic	18,194	15,131	17,341	14,657
Diluted	18,194	15,131	17,724	14,657

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash	$1,590	$3,093
Accounts receivable, less allowances for doubtful accounts	123,377	120,829
Insurance recoverable - environmental remediation	7,806	3,546
Deferred income tax benefits	15,547	15,261
Income taxes refundable	5,919	5,429
Restricted investment	25,021	33,230
Prepaid expenses and other current assets	12,235	8,049
Total current assets	191,495	189,437

Property and equipment, at cost	55,128	54,063
Less accumulated depreciation and amortization	34,211	35,105
	20,917	18,958
Goodwill	130,753	126,325
Investments in and advances to unconsolidated affiliates and construction joint ventures	6,466	4,315
Long-term restricted investment	73,884	78,856
Long-term prepaid insurance	55,224	56,612
Assets held for sale	—	458
Other assets	13,882	10,442
Total assets	$492,621	$485,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,858	$37,608
Accounts payable	44,445	41,450
Accrued compensation and benefits	19,681	20,930
Deferred revenue	33,521	39,726
Environmental remediation liability	3,796	2,504
Other accrued liabilities	26,286	22,214
Total current liabilities	161,587	164,432
Non-current liabilities:
Long-term debt, net of current portion	11,068	2,845
Deferred income tax liabilities	5,334	4,689
Long-term deferred revenue	138,382	143,979
Long-term environmental remediation liability	10,879	9,302
Minority interest	89	—
Total liabilities	327,339	325,247

Convertible redeemable preferred stock	—	15,000

Commitments and contingencies

Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 0 and 15,000 issued and outstanding as convertible redeemable, liquidation preference of $0 and $15,000 at March 31, 2007 and June 30, 2006, respectively	—	—
Common, $.10 par value; 30,000,000 shares authorized, 18,233,910 and 18,230,428 issued and outstanding, respectively, at March 31, 2007, and 16,720,420 shares issued and outstanding at June 30, 2006	1,823	1,672
Additional paid-in capital	140,669	125,152
Retained earnings	22,585	18,320
Accumulated other comprehensive income	238	12
	165,315	145,156
Less treasury stock, at cost	33	—
Total shareholders’ equity	165,282	145,156
Total liabilities and shareholders’ equity	$492,621	$485,403

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$623	$(11,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	5,942	5,677
Directors deferred compensation	143	105
Stock-based compensation expense	1,188	981
Provision for doubtful accounts	2,477	5,808
Non-cash interest expense	25	156
Deferred income taxes	445	(3,132)
Equity in (earnings) losses from unconsolidated affiliates	(53)	10
Equity earnings from construction joint ventures	(525)	(181)
Minority interest	(7)	—
Impairment of and loss on disposal of assets	218	64
Other non-cash items	50	16
Changes in operating assets and liabilities:
Accounts receivable	(5,220)	14,001
Insurance recoverable - environmental remediation	(4,260)	4,297
Income taxes refundable	(863)	(317)
Restricted investments	13,820	27,208
Prepaid expenses and other current assets	(230)	(919)
Long-term prepaid insurance	1,388	(534)
Other assets	(200)	195
Accounts payable	2,077	(5,603)
Accrued compensation and benefits	(1,130)	(566)
Deferred revenue	(11,802)	(27,318)
Environmental remediation liability	1,558	886
Other accrued liabilities	(360)	(1,510)
Excess tax benefit from option exercises	(102)	(59)
Net cash provided by operating activities	5,202	7,608

Cash flows from investing activities:
Additions to property and equipment	(5,647)	(6,625)
Restricted investment	(438)	1,053
Earnout payments for business acquisitions	(3,634)	(4,330)
Proceeds from sale of Bellatrix	400	—
Proceeds from sale of property and equipment	196	183
Acquisition of land held for sale	(2,618)	—
Advances to unconsolidated affiliates	(1,204)	(17)
Net cash used in investing activities	(12,945)	(9,736)

Cash flows from financing activities:
Net payments under revolving credit facility	(3,894)	(18,000)
Payments of long-term debt	(369)	(1,363)
Borrowings of long-term debt	8,231	834
Proceeds from equity offering, net	2,000	19,920
Proceeds from exercise of stock options and warrants	170	231
Excess tax benefit from option exercises	102	59
Net cash provided by financing activities	6,240	1,681

Decrease in cash	(1,503)	(447)

Cash, beginning of period	3,093	3,325
Cash, end of period	$1,590	$2,878

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007 and 2006

(in thousands, except per share data)

1.                                      Company Background and Basis of Presentation

TRC Companies, Inc., through its subsidiaries (collectively, the “Company”), is an engineering, consulting, and construction management firm that provides integrated services to the environmental, energy, infrastructure, and real estate markets.  Its multidisciplinary project teams provide turnkey services to help its clients implement complex projects from initial concept to delivery and operation.  A broad range of commercial, industrial, and government clients depend on the Company for customized and complete solutions to their business challenges.  The Company provides its services to commercial organizations and governmental agencies almost entirely in the United States of America.

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

The Company incurred significant losses in fiscal 2006 and 2005 and is taking action to return to profitability and generate positive cash flows from operations.  Specifically, the Company has enhanced its controls over project acceptance, which it believes will reduce the level of contract losses; has increased the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; has improved the timeliness of customer invoicing, and enhanced its collection efforts, which it believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce reliance on its revolving credit agreement; and has improved project management, which it believes will result in higher levels of project profitability.  Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the new credit facility are adequate to meet the Company’s requirements.

As discussed in Note 6, in the fourth quarter of fiscal 2006, the Company sold the assets of the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together “PacLand”), as well as committed to sell the assets of its Bellatrix business in Phoenix, Arizona (“Bellatrix”).  Bellatrix was sold in August 2006.  In March 2007 the Company sold the assets of TRC Omni Environmental Corporation (“Omni”). The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations, and the assets of Bellatrix held by the Company at June 30, 2006 have been shown as assets held for sale in the condensed consolidated balance sheet.

The condensed consolidated balance sheet at March 31, 2007 and the condensed consolidated statements of operations for the three and nine months ended March 31, 2007 and 2006 and the condensed consolidated statement of cash flows for the nine months ended March 31, 2007 and 2006 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A as of and for the fiscal year ended June 30, 2006.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS 159”).  This standard permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The Company will adopt SFAS 159 on July 1, 2008 and is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

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

The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) were 3,159 and 1,695 for the three and nine months ended March 31, 2007, and 2,998 and 2,838 for the three and nine months ended March 31, 2006.  For the three and nine months ended March 31, 2006, the Company reported a net loss, and, as a result, the assumed conversion of the preferred stock into 932 shares of common stock was excluded from the calculation of diluted EPS. The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(665)	$(1,893)	$700	$(12,081)
Discontinued operations, net of taxes	(47)	35	(77)	424
Net income (loss)	(712)	(1,858)	623	(11,657)
Dividends, accretion charges and benefit on redemption of preferred stock	—	(199)	3,642	(589)
Net income (loss) applicable to common shareholders	$(712)	$(2,057)	$4,265	$(12,246)
Weighted average common shares outstanding - basic	18,194	15,131	17,341	14,657
Potentially dilutive common shares:
Stock options and warrants	—	—	377	—
Contingently issuable shares	—	—	6	—
Total diluted shares	18,194	15,131	17,724	14,657

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$(0.14)	$0.25	$(0.86)
Discontinued operations	—	—	—	0.02
Basic earnings (loss) per common share	$(0.04)	$(0.14)	$0.25	$(0.84)

Diluted earnings (loss) per share:
Continuing operations	(0.04)	(0.14)	0.24	(0.86)
Discontinued operations	—	—	—	0.02
Diluted earnings (loss) per common share	$(0.04)	$(0.14)	$0.24	$(0.84)

4.                                      Accounts Receivable

The current portion of accounts receivable at March 31, 2007 and June 30, 2006 was comprised of the following:

	March 31,	June 30,
	2007	2006
Billed	$87,462	$72,602
Unbilled	43,410	56,058
Retainage	4,927	5,056
	135,799	133,716
Less allowances for doubtful accounts	12,422	12,887
	$123,377	$120,829

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period.  Management expects that most unbilled amounts will be billed and collected within one year.  Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders or other causes.  Costs attributable to claims are treated as costs of contract performance as incurred.  As of March 31, 2007 and June 30, 2006, the Company had recorded a claim receivable of $1,032 and $989 equal to the contract costs incurred for the claim.  The claim relates to a design build infrastructure project in which the Company was a subcontractor.  The ultimate client for the project is a state government entity.

5.                                      Other Accrued Liabilities

At March 31, 2007 and June 30, 2006, other accrued liabilities were comprised of the following:

	March 31,	June 30,
	2007	2006
Additional purchase price payments	$3,630	$2,774
Contract costs	3,544	3,295
Contract loss reserves	5,357	5,140
Audit and legal costs	9,273	6,105
Lease obligations	1,937	1,869
Other	2,545	3,031
	$26,286	$22,214

6.                                      Acquisitions and Divestitures

(a) Acquisitions

During the nine months ended March 31, 2007 and 2006, the Company made additional purchase price cash payments of $3,634 and $4,330, respectively, related to acquisitions completed in prior years.  In addition during the nine months ended March 31, 2007 and 2006, the Company issued 16 and 74 shares of common stock valued at $161 and $978, respectively, related to acquisitions completed in prior years.  The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets, as well as Company buyouts of future earnout arrangements.

(b) Discontinued Operations

The Company sold the assets of PacLand, as well as committed to sell the assets of its Bellatrix business in the fourth quarter of fiscal 2006.  Bellatrix was sold in August 2006.  On March 30, 2007 the Company sold the assets of Omni. The Omni sale included fixed assets, certain receivables, and accrued liabilities for cash consideration of approximately $235, subject to certain post closing adjustments.  The proceeds will be received in the fourth quarter of fiscal 2007.  The Company recorded a goodwill impairment charge of $85 related to the Omni transaction which is included in the loss from discontinued operations in the condensed consolidated statement of operations for the three and nine months ended March 31, 2007.  The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations, and the assets of Bellatrix held by the Company at June 30, 2006 were shown as assets held for sale in the consolidated balance sheet.

The summarized statements of operations for discontinued operations were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Gross revenue	$645	$5,361	$3,256	$14,802
Net service revenue	$612	$3,739	$2,452	$10,514
Operating income (loss)	(80)	81	(117)	716
Interest expense	—	(2)	—	(6)
	(80)	79	(117)	710
Income tax benefit (expense)	33	(44)	40	(286)
Income (loss) from discontinued operations	$(47)	$35	$(77)	$424

7.                                      Formation of Limited Liability Company

The Company formed a limited liability company, Center Avenue Holdings, LLC (“CAH”), in the third quarter of fiscal 2007.  The Company maintains a 70% ownership position in CAH.  CAH was formed to purchase and remediate certain property in New Jersey.  CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bears interest at 8.5 % annually and matures January 30, 2010.  The loan is secured by the CAH property.  The proceeds from the loan are being used to purchase and remediate the property.  CAH is consolidated.

8.                                      Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2007 are as follows:

Goodwill, July 1, 2006	$126,325
Additional purchase price payments accrued	4,594
Discontinued operations	(166)
Goodwill, March 31, 2007	$130,753

The Company completed its required annual assessment of the recoverability of goodwill as of December 31, 2006 and concluded that no impairment existed.  In performing the goodwill assessment we used current market capitalization and other factors as the best evidence of fair value.  There can be no assurance that future events will not result in an impairment of goodwill or other assets.

During the first quarter of fiscal 2007, the Company amended the earnout agreement with the principals of the Company’s Environomics LLC subsidiary.  The agreement resulted in a change to the earnout payment from a calculated multiple based on operating income to a predetermined amount.  As a result, the Company recorded additional goodwill of $3,015 during the first quarter of fiscal 2007. The earnout is payable in quarterly payments of $503 each, through January 2008.

Identifiable intangible assets as of March 31, 2007 and June 30, 2006 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 31, 2007		June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$284	$215	$616	$399
Customer relationships	7,166	1,603	7,166	1,214
Trade names	—	—	139	—
Other	190	133	190	108
	7,640	1,951	8,111	1,721
Identifiable intangible assets with indefinite lives:
Other	726	300	726	300
	$8,366	$2,251	$8,837	$2,021

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately twelve years.  The weighted average periods of amortization by intangible asset class is approximately three years for contract backlog assets, fourteen years for client relationship assets and six years for other assets.  The amortization of intangible assets during the three months ended March 31, 2007 and 2006 was $162 and $358, respectively.  The amortization of intangible assets during the nine months ended March 31, 2007 and 2006 was $701 and $1,076, respectively.  Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2007 - $162; fiscal 2008 - $587; fiscal 2009 - $537; fiscal 2010 - $520; fiscal 2011 - $494; fiscal 2012 and thereafter - $3,389.

9.                                      Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, together (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable.  Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum EBITDA of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively.  As of March 31, 2007, the Company was in compliance with this covenant. Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24,000 for the fiscal year ended June 30, 2010.  The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.  The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers.  The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.  The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of the Company, pursuant to which the Company borrowed $5,000 from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  The loan is stated to mature on July 19, 2009 upon which the full principal amount of the loan then outstanding shall be due and payable.  In addition, the Company issued a ten-year warrant to purchase up to 66 shares of its common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006.   The estimated fair value of the warrants of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%.  The face amount of the note payable of $5,000 was proportionately allocated to the note payable and the warrant in the amount of $4,418 and $582, respectively.  The amount allocated to the warrants of $582 was recorded as a discount on the note payable and is being amortized over the three year life of the note payable.  For the three and nine months ended March 31, 2007, $49 and $136, respectively, was amortized as interest expense. The warrant was exercised in February 2007, for total consideration of approximately $7, with a market value of approximately $677.

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

On December 29, 2006, the Credit Agreement was amended (the “Third Amendment”) to modify certain terms which changed the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before January 31, 2007.

On January 31, 2007, the Credit Agreement was amended (the “Fourth Amendment”) to modify certain of the terms to change the delivery date for the Company’s Fiscal 2006 Annual Report on Form 10-K to on or before February 28, 2007, to permit an investment by the Company in certain real estate located in New Jersey through a joint venture in Center Avenue Holdings, LLC, via funds received from a Subordinated Loan Agreement with another financial institution, and to permit the Company to receive a loan from the City of Lowell, Massachusetts in connection with the relocation of its Lowell, Massachusetts office ($50 received in the fourth quarter of fiscal 2007) and to permit the divestiture of Omni.

At March 31, 2007, the Company had borrowings outstanding pursuant to its revolving credit facility of $33,206 at an average interest rate of 9.23% compared to $37,100 of borrowings outstanding at an average interest rate of 10.5% (including an additional 2% default rate of interest) at June 30, 2006.

10.                               Convertible Preferred Stock

On December 1, 2006, the Company entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock.  The difference between the carrying value of the preferred stock of $15,000 and the fair value of the common stock issued of $11,083 at the redemption date was recorded as a benefit on redemption of preferred stock and increased net income applicable to common shareholders for the nine months ended March 31, 2007 by $3,917.

As part of the Exchange Agreement, Fletcher also agreed to purchase an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

11.                               Restructuring Costs

The following table summaries accrued restructuring obligations and related activity for the period July 1, 2006 to March 31, 2007:

	Employee Severance	Facility Closures	Total
Liability balance at July 1, 2006	$103	$287	$390
Total charge to operating costs and expenses	2	1	3
Payments	(105)	(152)	(257)
Adjustments	—	49	49
Liability balance at March 31, 2007	$—	$185	$185

As of March 31, 2007, $185 of facility closure costs remain accrued and are expected to be paid by fiscal year 2013.  The Company’s lease abandonment accrual is net of $549 of actual sublease payments due under non-cancelable subleases at March 31, 2007.

12.                               Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at a site.  The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company’s return on these projects.  The Company’s client pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is obtained from leading insurance companies with a minimum A.M. Best rating of A– Excellent (e.g., American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

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

Five Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites.  The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the condensed consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the condensed consolidated balance sheets).  At March 31, 2007, the remediation for one of the projects was complete, and the Company had begun long-term maintenance and monitoring at that site.

The Company’s indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation.  Contracts and other records of the Company have been examined through June 30, 2001.  The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not likely have a material impact on the Company’s operating results, financial position and cash flows.

During fiscal 2006 the Company and another contractor jointly and severally entered into a $3,500 contract to provide demolition and abatement services.  The Company and the contractor entered into a teaming arrangement which stated that the Company would be entitled to 8% of the $3,500 contract proceeds for providing capital, procurement assistance and bonding for the project.  The other contractor was responsible for insurance, supervision, labor, equipment and materials for the project. Initially, the work was proceeding and progress payments were received from the customer, however, as the contract encountered delays and issues arose regarding the scope of work, there was insufficient cash flow to fund the cost overruns on the project.  In the fourth quarter of fiscal 2006, the Company was required to provide funding to project subcontractors.  Through June 30, 2006, the Company received approximately $200 of cash and incurred expenses of approximately $3,600.  As a result, the Company recognized a $3,400 loss on the project in the fourth quarter of fiscal 2006.  The Company is in the process of evaluating a claim for the project.  The Company accounts for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore does not record gain contingencies and recognize revenue until it is earned and realized.  At March 31, 2007, the Company had not recorded any potential recoveries related to this project.

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

In re: Tropicana Garage Collapse Litigation - Superior Court New Jersey, Atlantic County, 2004.  A subsidiary of the Company was named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey.  That subsidiary was also named a defendant in other actions for business claims related to the parking garage.  The subsidiary (along with other contractors) was covered under an insurance program specific to this project (the “wrap-up program”).  In addition, the subsidiary was covered under the Company’s insurance program.  The subsidiary had a limited inspection role in connection with the construction.  A global settlement of all claims between all parties in this case was reached in April 2007.  The subsidiary will have no uninsured exposure.

Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005.  A subsidiary of the Company was engaged by the New York City Department of Transportation (“NYCDOT”) to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York.  A motorist and his wife commenced litigation alleging that, during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured.  The subsidiary (along with other project contractors) was named in the suit. The suit was settled in May 2007.  The subsidiary has no exposure beyond the insurance deductible.  In a separate action, the general contractor on that project sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project.  The subsidiary had no significant on-site role.  Although the ultimate outcome of this matter cannot be predicted with certainty at this time and could have a material adverse effect, management believes the subsidiary has meritorious defenses.  In a separate but related matter, the subsidiary entered into an agreement in September 2005 with NYCDOT under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $300 and NYCDOT $500 and agreed for a limited period of time not to bid on engagements with New York City agencies. These settlement amounts, which were accrued as of June 30, 2005, were paid in fiscal 2006.

McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005.  A subsidiary of the Company was named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash.  It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico, the helicopter collided with the line.  The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the alleged accident.  A settlement was reached in this case in February 2007.  The subsidiary will have no exposure beyond the insurance deductible.

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

City of Rowlett v. Hunter Associates, Inc., et. al. in the 101st District Court of Dallas County, Texas, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by the City of Rowlett, Texas.  The City alleged that the design of a sewer line did not adequately address potential corrosion issues.  The case was settled in May 2007. The subsidiary will have no exposure beyond the insurance deductible.

East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by East Palo Alto Hotel Development, LLC, the developer of a hotel complex in East Palo Alto, California with which the subsidiary contracted to provide geotechnical investigation and related services.  The developer claims costs for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project.  The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

In re: World Trade Center Lower Manhattan Disaster Site Litigation, United States District Court for the Southern District of New York, 2006.  A subsidiary of the Company has been named as a defendant (along with a number of other defendants) in a number of cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption “In Re World Trade Center Lower Manhattan Disaster Site Litigation.”  The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, and that plaintiffs were injured.  There is insufficient information to assess the subsidiary’s involvement in these matters.

Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Petersen, who is alleging she was injured when a tree limb fell on a bus in which she was a passenger.  In a related action, the driver of the bus has also brought claims related to the same incident.  The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the alleged accident site.  The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.  While returning from a jobsite in a Company vehicle, two employees of a subsidiary of the Company were involved in a serious motor vehicle accident.  Although the Company’s employees were not seriously injured, three individuals were killed and another two seriously injured.  Suits have been filed against the Company and the driver of the subsidiary’s vehicle by representatives of the deceased.  There is insufficient information at this time to fully assess this matter.

Worth Construction, Inc. v. TRC Engineers, Inc., TRC Environmental Corporation and TRC Companies, Inc., New York Supreme Court, New York County, 2007.  A subcontractor on an Exist Strategy project in New York City is alleging that the Company did not timely turn over one of the sites involved in the project so that the subcontractor could commence work, and that the subcontractor was damaged by such alleged delay. The Company believes that is has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $6,777 at March 31, 2007 and $3,543 at June 30, 2006. The Company had insurance recovery receivables related to these accruals of $5,632 at March 31, 2007 and $1,819 at June 30, 2006.  The increase in the accrual and recovery is due to the settlements noted above during fiscal 2007.  As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies.  Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

13.                               Subsequent Events

On May 18, 2007, the Company announced that Chief Operating Officer Timothy D. Belton was leaving the Company.  In accordance with Mr. Belton’s employment agreement, he will receive one year’s compensation and other benefits totaling approximately $350, which will be accrued as of May 18, 2007.  The Company will also incur a stock-based compensation charge of approximately $280 due to the accelerated vesting of Mr. Belton’s stock options on May 18, 2007.

On June 11, 2007, the Company received a federal income tax refund of $5,342 related to the carryback of a portion of the fiscal 2006 net operating loss to prior years.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2007 and 2006

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

In the course of providing our services we routinely subcontract services.  Generally, these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and consistent with industry practice, are included in gross revenue.  Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends.  Accordingly, we also report net service revenue (“NSR”), which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

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

Recent Events

Financing Arrangements

On July 17, 2006, we and substantially all of our subsidiaries, together (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants which, among other things, require us to maintain a minimum EBITDA (in thousands) of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively.  Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24.0 million for the fiscal year ended June 30, 2010.  We must maintain average monthly backlog of $190.0 million.  Capital expenditures (in thousands) are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.  The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of our subsidiaries that are not borrowers.  The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness. The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement (the “Subordinated Loan Agreement”) with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  The loan is stated to mature on July 19, 2009 upon which the full principal amount of the loan then outstanding shall be due and payable.  In addition, we issued a ten-year warrant to purchase up to 66,000 shares of our common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between us and Federal Partners.  The warrant was exercised in February 2007, for total consideration of approximately $7 thousand, with a market value of approximately $0.7 million.

On October 31, 2006, the Credit Agreement was amended (the “First Amendment”) to modify certain terms which among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of “Eligible Unbilled Accounts” and changed the schedule for delivery of certain reports.

On November 29, 2006, the Credit Agreement was amended (the “Second Amendment”) to modify certain terms which changed the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5.0 million to $7.5 million.

On December 29, 2006, the Credit Agreement was amended (the “Third Amendment”) to modify certain terms which changed the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before January 31, 2007.

On January 31, 2007, the Credit Agreement was amended (the “Fourth Amendment”) to modify certain terms to change the delivery date for our Fiscal 2006 Annual Report on Form 10-K to on or before February 28, 2007, to permit an investment by us in certain real estate located in New Jersey through a joint venture in Center Avenue Holdings, LLC, to permit us to receive a loan from the City of Lowell, Massachusetts in connection with the relocation of our Lowell, Massachusetts office and to permit the divestiture of Omni Environmental, Inc. (“Omni”).  Omni was sold in March 2007.

On December 1, 2006, we entered into a Purchase and Exchange Agreement (the “Exchange Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132,075 shares of common stock, thereby retiring the Preferred Stock.  The difference between the carrying value of the preferred stock of $15.0 million and the fair value of the common stock issued of $11.1 million at the redemption date was recorded as a benefit on redemption of preferred stock and increased net income applicable to common shareholders for the nine months ended March 31, 2007.  As part of the Exchange Agreement, Fletcher also agreed to purchase an additional 204,290 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006.  The closing of the transactions under the Exchange Agreement occurred on December 7, 2006.

Discontinued Operations

We sold the assets of PacLand, Bellatrix and Omni.  PacLand was sold in the fourth quarter of fiscal 2006, Bellatrix was sold in August 2006, and Omni was sold in March 2007.  The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations, and the assets of Bellatrix held by us at June 30, 2006 have been shown as assets held for sale in the condensed consolidated balance sheet.

Other

On May 18, 2007, we announced that Chief Operating Officer Timothy D. Belton was leaving the Company to pursue other opportunities.  In accordance with Mr. Belton’s employment agreement, he will receive one year’s compensation and other benefits totaling approximately $0.4 million, which will be accrued as of May 18, 2007.  We will also incur a stock-based compensation charge of approximately $0.3 million due to the accelerated vesting of Mr. Belton’s stock options on May 18, 2007.

On June 11, 2007, the Company received a federal income tax refund of $5.3 million related to the carryback of a portion of the fiscal 2006 net operating loss to prior years.

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

Unit price contracts are a subset of fixed-price contracts.  Under unit price contracts, our clients pay a set fee for each service or unit of production.  We recognize revenue under unit price contracts as we complete the related service transaction for our clients.  If our costs per service transaction exceed original estimates, our profit margins will decrease, and we may realize a loss on the project unless we can receive payment for the additional costs.

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

These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews our overhead rates, operating systems and cost proposals.  During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards.  Our last audit was for fiscal 2001 and resulted in a $127 thousand adjustment.  Historically, we have not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

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

Income Taxes:  At March 31, 2007 and June 30, 2006, we had approximately $25.9 million and $25.3 million, respectively, of gross deferred income tax benefits.  The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies.  A valuation allowance of $1.5 million and $1.4 million has been recorded as of March 31, 2007 and June 30, 2006, respectively, in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.  We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits.  However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels.  At March 31, 2007 and June 30, 2006, we had approximately $14.2 million and $13.3 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

Business Acquisitions:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date.  At March 31, 2007 and June 30, 2006, we had approximately $130.8 million and $126.3 million, respectively, of goodwill representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the unit below its carrying value.  The assessment of goodwill involves the estimation of the fair value of our units as defined by SFAS 142.

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

Results of Operations

We incurred significant losses in fiscal 2006 and 2005 and are taking action to return to profitability and generate positive cash flows from operations. Specifically, we enhanced our controls over project acceptance, which we believe will reduce the level of contract losses; increased the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; improved the timeliness of customer invoicing, and enhanced our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce reliance on our revolving credit agreement; and we improved project management, which we believe will result in higher levels of project profitability.

Our results of operations and financial condition for the three months ended March 31, 2007 were adversely affected by approximately $0.9 million of costs associated with the installation of a new enterprise-wide IT platform, $0.4 million of costs associated with the launch of our branding campaign, and costs related to the consolidation of certain facilities.  In addition, we increased accounting personnel at our corporate office while maintaining the accounting personnel at our various locations as we transition from a decentralized accounting organization to a centralized organization which we believe will ultimately reduce headcount.  We also expect to incur significant costs related to the IT platform installation and additional salary costs during the transition period in the three months ended June 30, 2007. While general and administrative expenses have increased primarily due to costs associated with our IT platform installation, this has been offset primarily due to reductions in internal and external costs associated with complying with the requirements of Sarbanes-Oxley.

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

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	1.9	1.7	1.9	1.6
Insurance recoverables	0.2	0.2	2.6	0.5

Operating costs and expenses:
Cost of services	89.8	91.2	88.7	94.5
General and administrative expenses	9.0	8.3	9.0	9.8
Provision for doubtful accounts	1.0	2.1	1.3	3.3
Depreciation and amortization	3.0	2.7	3.1	2.8
	102.8	104.3	102.1	110.4
Operating income (loss)	(0.7)	(2.4)	2.4	(8.3)
Interest expense	1.6	2.2	1.7	2.0
Income (loss) from continuing operations before taxes, minority interest and equity earnings (losses)	(2.3)	(4.6)	0.7	(10.3)
Federal and state income tax provision (benefit)	(1.1)	(1.6)	0.4	(3.4)
Minority interest	—	—	—	—
Income (loss) from continuing operations before equity earnings (losses)	(1.2)	(3.0)	0.3	(6.9)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	—	—	—	—
Income (loss) from continuing operations	(1.2)	(3.0)	0.3	(6.9)
Discontinued operations, net of taxes	(0.1)	0.1	—	0.2
Net income (loss)	(1.3)	(2.9)	0.3	(6.7)
Dividends, accretion charges, and benefit on redemption on preferred stock	—	0.3	(1.9)	0.3
Net income (loss) applicable to common shareholders	(1.3)%	(3.2)%	2.2%	(7.0)%

Gross revenue increased $18.8 million, or 20.2%, to $111.5 million for the three months ended March 31, 2007 from $92.7 million for the same period of the prior year. Approximately $17.1 million of the increase was related to increased demand for engineering services principally related to power generation projects.

Gross revenue increased $29.9 million, or 10.0%, to $326.7 million for the nine months ended March 31, 2007 from $296.8 million for the same period of the prior year.  Approximately $44.4 million of the increase was related to increased demand for our energy related engineering services.  This increase was partially offset by lower subcontractor activity on certain projects.  Gross revenue in fiscal 2006 included approximately $14.8 million related to a project under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm.  The remaining offset to gross revenue primarily relates to lower levels of project activity on a large Exit Strategy contract that had substantial demolition costs in the nine months ended March 31, 2006 when compared to the same period of fiscal 2007.

Net service revenue increased $2.4 million, or 3.8%, to $64.1 million for the three months ended March 31, 2007 compared to $61.7 million for the same period of the prior year. Approximately $2.6 million of the increase relates to increased demand for engineering services principally related to power generation projects.

Net service revenue increased $15.6 million, or 8.8%, to $192.0 million for the nine months ended March 31, 2007 compared to $176.4 million for the same period of the prior year.  Approximately $9.4 million of the increase relates to increased demand for our energy related engineering services.  Increases in demand for our air emission services also resulted in an NSR increase of approximately $2.5 million for the nine months ended March 31, 2007.

Interest income from contractual arrangements increased $0.1 million, or 13.0%, to $1.2 million for the three months ended March 31, 2007 from $1.1 million for the same period of the prior year primarily due to higher one-year constant maturity T-Bill rates in fiscal 2007.

Interest income from contractual arrangements increased $0.7 million, or 25.5%, to $3.6 million for the nine months ended March 31, 2007 from $2.9 million for the same period of the prior year primarily due to higher one-year constant maturity T-Bill rates in fiscal 2007.

Insurance recoverables increased $24 thousand, to $127 thousand for the three months ended March 31, 2007 compared to $103 thousand for the same period of the prior year.

Insurance recoverables increased $4.0 million, or 445.0%, to $4.9 million for the nine months ended March 31, 2007 from $0.9 million for the same period of the prior year primarily due to due to an exit strategy contract where costs were incurred that were covered by insurance in fiscal 2007.

Cost of services increased $1.2 million, or 2.2%, to $57.5 million for the three months ended March 31, 2007 from $56.3 million for the same period of the prior year. Approximately $1.4 million of the increase in costs of services was attributable to increases in billable headcount to support the increased demand for our power generation engineering and air emission services. These increases were partially offset by cost reductions resulting from staff reductions at certain underperforming operations.

Cost of services increased $3.7 million, or 2.2%, to $170.4 million for the nine months ended March 31, 2007 from $166.7 million for the same period of the prior year.  Approximately $5.0 million of the increase in costs of services was attributable to increases in billable headcount to support the increased demand for our power generation engineering and air emission services. These increases were partially offset by cost reductions resulting from staff reductions during fiscal 2006 at certain underperforming operations. Cost of services, as a percentage of net service revenue, decreased from 94.5% in the nine months ended March 31, 2006 to 88.7% in the nine months ended March 31, 2007 as the amount of work without profit on previously recognized loss contracts was substantially less than in the nine months ended March 31, 2007.

General and administrative expenses increased $0.6 million, or 11.6%, to $5.7 million for the three months ended March 31, 2007 compared to $5.1 million for the same period of the prior year.  The increase was primarily attributable to approximately $0.9 million of costs associated with the installation of a new enterprise-wide IT platform and $0.4 million of marketing expenses incurred related to our re-branding efforts in fiscal 2007.  In addition, we increased accounting personnel at our corporate office while maintaining the accounting personnel at our various locations as we transition from a decentralized accounting organization to a centralized organization which we believe will ultimately reduce headcount. These increases were partially offset by $0.4 million of restructuring services incurred in fiscal 2006 that were not incurred in fiscal 2007.

General and administrative expenses decreased $0.1 million, or 0.5%, to $17.2 million for the nine months ended March 31, 2007 compared to $17.3 million for the same period of the prior year.  The decrease was primarily attributable to approximately $1.2 million of restructuring services incurred in fiscal 2006 that were not incurred in fiscal 2007.  The decrease was partially offset by approximately $0.9 million of costs associated with the installation of a new enterprise-wide IT platform as well as $0.4 million associated with our new branding campaign.

The provision for doubtful accounts decreased $0.7 million, or 52.3%, to $0.6 million for the three months ended March 31, 2007 from $1.3 million for the same period of the prior year. The decrease was primarily due to improved controls over project acceptance and enhanced billing and collection efforts.

The provision for doubtful accounts decreased $3.3 million, or 57.7%, to $2.4 million for the nine months ended March 31, 2007 from $5.7 million for the same period of the prior year.  The prior year period included $2.0 million of charges related to several large project balances that were deemed uncollectible. Improved controls over project acceptance and enhanced collection efforts have resulted in less uncollectible receivables in the current year.

Depreciation and amortization increased $0.2 million, or 13.5%, to $1.9 million for the three months ended March 31, 2007 from $1.7 million for the same period of the prior year. The increase is primarily related to a reduction in the useful life of an existing accounting system which will be replaced by our new IT platform.

Depreciation and amortization increased $0.9 million, or 18.4%, to $5.9 million for the nine months ended March 31, 2007 from $5.0 million for the same period of the prior year. The increase is primarily due to additional depreciation expense resulting from capital expenditures in fiscal years 2007 and 2006 and a reduction in the useful life of an existing accounting system which will be replaced by our new IT platform.

Interest expense decreased $0.3 million, or 25.3%, to $1.0 million for the three months ended March 31, 2007 from $1.3 million for the same period in the prior year.  The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $45.4 million in the third quarter of fiscal 2006 to $31.7 million in the third quarter of fiscal 2007, as well as lower average interest rates being charged on the line in fiscal 2007 of 9.0% versus 9.7% in fiscal 2006.  These reductions were partially offset by additional interest expense incurred at 9% annually on the Federal Partners $5.0 million subordinated note issued in July 2006.

Interest expense decreased $0.3 million, or 9.2%, to $3.3 million for the nine months ended March 31, 2007 from $3.6 million for the same period in the prior year.  The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $51.6 million in the nine months ended March 31, 2006 to $33.8 million in the nine months ended March 31, 2007, as well as lower average interest rates being charged on the line in fiscal 2006 of 7.9% versus 9.9% in fiscal 2007.  In addition, in fiscal 2007 the Company also began incurring interest expense at 9.0% annually on the Federal Partners $5.0 million subordinated note issued in July 2006.

The federal and state income tax provision (benefit) represents an effective rate of 51.3% for the first nine months of fiscal 2007 and a benefit rate of 33.5% for the same period of fiscal 2006.  The increase was primarily due to losses incurred in the first nine months of fiscal 2007 by certain entities for which no associated state tax benefit was available.  We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

Impact of Inflation

Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, and borrowings under our revolving credit facility, to fund operations.  Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to reduce debt.

Cash flows provided by operating activities were $5.2 million for the nine months ended March 31, 2007, compared to $7.6 million provided for the same period last year.  Uses of cash by operating assets and liabilities for the nine months ended March 31, 2007 totaled $24.2 million and consisted primarily of the following: (1) a $11.8 million decrease in our gross deferred revenue balance, due primarily to revenue earned on existing Exit Strategy contracts; (2) a $5.2 million increase in our receivables due primarily to increased business at our E-Pro subsidiary; and (3) a $4.3 million increase in insurance recoverables due to Exit Strategy contracts which are estimated to incur costs beyond the projected commutation account balance. Cash used was offset by sources of cash from operating assets and liabilities totaling $18.8 million consisting primarily of the following: (1) a $13.8 million decrease in restricted investments due to collections on Exit Strategy projects, (2) a $2.1 million increase in accounts payable due to cash management, (3) a $1.6 million increase in environmental remediation liability, and (4) a $1.4 million decrease in long-term prepaid insurance.

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

DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 99 days at March 31, 2007 from 110 at June 30, 2006.  Our goal is to reduce DSO to less than 90 days.

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

Investing activities used cash of approximately $12.9 million during the nine months ended March 31, 2007, compared to $9.7 million used for the same period last year.  The current period uses were primarily: (1) $5.6 million for property and equipment additions, (2) $3.6 million for earnout payments, (3) $2.6 million for the acquisition of land held for sale, and (4) $1.2 million in advances to unconsolidated affiliates.

During the nine months ended March 31, 2007, financing activities provided cash of $6.2 million, consisting primarily of $8.2 million of borrowing on long-term debt ($5.0 million on the Federal Partners subordinated loan, and $3.2 million obtained by our newly formed limited liability company to fund its operations), $2.0 million received for the issuance of 1.1 million additional shares of common stock to Fletcher, offset by a $3.9 million reduction on our credit facility.

On July 17, 2006, we and substantially all of our subsidiaries, together, entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent.  The Credit Agreement provides us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable.  Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability.  The Credit Agreement contains covenants which, among other things, require us to maintain a minimum EBITDA (in thousands) of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively.  As of March 31, 2007, we were in compliance with this covenant.  Thereafter, the minimum EBITDA covenant increases in approximately equal annual increments to $24.0 million for the fiscal year ended June 30, 2010.  We must maintain average monthly backlog of $190.0 million.  Capital expenditures (in thousands) are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively.  Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers.  The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.  The proceeds of the credit Agreement were utilized to repay the then existing credit facility in full.

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million from Federal Partners.  The loan bears interest at a fixed rate of 9% per annum.  The loan is stated to mature on July 19, 2009 upon which the full principal amount of the loan then outstanding shall be due and payable.  In addition, we issued a ten-year warrant to purchase up to 66,000 shares of its common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between us and Federal Partners.  The warrant was exercised in full in February 2007.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report on Form 10-Q. Based upon this evaluation, and in light of the previously identified material weakness in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective in alerting them in a timely manner to material information required to be included in our periodic filings. Notwithstanding such ineffectiveness, however, we believe that all necessary steps have been taken at the time of this filing to ensure the accuracy and completeness of the information contained in this report.

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

•      We are improving our organizational structure to help achieve the proper number of, and quality of, our accounting, finance and information technology functions, including the proper segregation of duties among accounting personnel.

•      We are refining our period-end financial reporting processes to improve the quality and timeliness of our financial information.

Changes in Internal Control over Financial Reporting.

Except as described above, there was no change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) nor any changes in other factors which occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 under Part I, Item 1, Financial Information.

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company issued an aggregate of 66,000 shares of unregistered common stock at par value, for total consideration of $6,600, with a market value of approximately $677,000 upon the exercise of a warrant held by Federal Partners, L.P. Federal Partners, L.P. is an accredited investor pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

TRC COMPANIES, INC.

July 2, 2007	by:	/s/ Carl d. Paschetag, Jr.

Carl d. Paschetag, Jr.
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)