Form 10-K
period 2007-06-30
TRC COMPANIES INC /DE/
filed 2007-12-14
CIK 103096

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-9947

TRC COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0853807 (I.R.S. Employer Identification No.)
21 Griffin Road North Windsor, Connecticut (Address of principal executive offices)	06095 (Zip Code)
Registrant's telephone number, including area code: (860) 298-9692

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☐ No ☒.

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒.

        The aggregate market value of the registrant's common stock held by non-affiliates on December 31, 2006 was approximately $86,000,000.

        On December 7, 2007, there were 18,740,338 shares of common stock of the registrant outstanding.

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2007

Part I

Forward-Looking Statements

        Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us), contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," or variations of such wording, and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including growth, trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report and in other reports filed by us from time to time with the SEC as well as in press releases. Such risks, uncertainties and assumptions are difficult to predict and beyond our control, causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Part I

Item 1.    Business

General Description

        TRC Companies, Inc. (hereinafter collectively referred to as "we" "our" or "us"), was incorporated in 1971. We are a national consulting, engineering and construction management firm that provides integrated services to the environmental, energy, infrastructure and real estate markets. Our multidisciplinary project teams provide services to help our clients implement complex projects from initial concept to delivery and operation. A broad range of commercial, industrial and government clients depend on us for customized and complete solutions to their toughest business challenges.

        We are headquartered in Windsor, Connecticut and our corporate website is www.trcsolutions.com (information on our website has not been incorporated by reference into this Form 10-K). Through a link on the investor center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act") as well as reports filed pursuant to Section 16 of the Exchange Act. All such filings are available free of charge.

Current Events

        From fiscal 1997 through fiscal 2005 we had an aggressive strategy which included acquisitions as a focus and which resulted in an increase in net service revenue of $169 million from $51 million in fiscal 1997 to $220 million in fiscal 2005. During this period we significantly increased the breadth and depth of our service offerings within the four core markets in which we participate. While we built an unparalleled talent pool to serve our customers, the organizations acquired were not fully integrated which resulted in duplicate costs, inefficient processes and material weaknesses in internal controls across the Company. In fiscal 2006, with the appointment of Christopher Vincze as Chairman and CEO, a turnaround plan was launched with the ultimate goal of reaching top quintile performance metrics relative to our peer group in a three year period.

        In fiscal 2007, with our capital structure solidified, we focused on creating the right organizational structure, assembling a management team, reducing costs, improving operating margins, integrating systems, increasing working capital, developing a national brand and improving communications. Highlights of our efforts through fiscal year 2007 include:

  •
  Organizational Restructuring:  We created a new matrix management and reporting structure. Our business is now managed on both a regional and sector basis. The regional management structure was designed to improve the management of our operations. The sector management structure was designed to coordinate business opportunities that span regions.

  •
  Senior Management Team:  The movement from decentralized management structure to a centralized management structure required us to identify candidates to fill key positions. We assembled the management team required to implement the turnaround.

  •
  Cost Reductions:  Shared services functions including general accounting, accounts payable, credit and collections, payroll, cash management, human resources, information technology and purchasing are being centralized and streamlined.

  •
  Improvement of Operating Margins:  In fiscal 2007, we focused our attention on improving the performance of operations that were generating significant losses. Going forward, we are focusing our attention on those operations that are profitable but are not achieving acceptable levels of profitability.

  •
  Technology Integration:  In the past two years, we converted from seventeen financial software systems to the adoption of one common enterprise system in the fourth quarter of fiscal 2007. Running the business on one system is a prerequisite to further reducing the overhead structure.

  •
  Working Capital Improvement:  In order to reduce the time in which we are paid for our services by our customers we are improving billing and collection practices. We were successful in decreasing days sales outstanding ("DSO") from 111 days at June 30, 2006 to 101 days at March 31, 2007. Due to the system conversion in the fourth quarter of fiscal year 2007, DSO increased to 105 days at June 30, 2007. A significant reduction of DSO is a continuing goal.

  •
  National Brand Identity:  All business entities were integrated under the TRC brand. We adopted a uniform look and feel for all client communications and marketing collateral.

  •
  Communications:  We have improved internal communications to our employees. A corporate-wide communications plan has been implemented featuring a monthly and quarterly internal news letter and a robust intranet portal. Given our growth and diversity, improved communication will increase our cross selling opportunities to better penetrate the markets for our services.

Financial Highlights

        Our improved fiscal 2007 operating results reflect the continued execution of our turnaround plan and the benefit from the robust markets in which we operate. Net service revenues increased $17.9 million, or 7.5% to $255.9 million entirely through organic growth. The net loss declined from $23.8 million in fiscal 2006 to $3.6 million in fiscal 2007. Our results of operations and financial condition for the year ended June 30, 2007 were significantly impacted by initiatives that are expected to improve future operations including costs for the implementation of and conversion to our new enterprise system by approximately $2.0 million and $0.4 million of costs for the rebranding effort. In addition, we increased accounting personnel at our corporate office while maintaining the accounting personnel at our various locations as we transitioned from a decentralized accounting organization to a centralized organization which we believe will ultimately reduce costs. Fiscal 2007 operating results were also impacted by the disposition of our Bellatrix and Omni subsidiaries, and by departures from our geotechnical practice as they were either considered no longer core to the business or were not aligned with our integration strategy.

Business Strategy

        As discussed above in fiscal 2007, we focused internally on improving our operations. We established a new matrix management organization, assembled a management team, consolidated our numerous legacy systems onto a common software platform, rebranded from the many acquired names to the TRC name and improved our internal communications. Our efforts to reduce our cost structure, improve our operating margins and decrease days sales outstanding will continue into fiscal 2008. However, as we transition from fiscal year 2007 to 2008, we will focus a greater portion of our efforts externally on our market opportunities. Our initiatives for fiscal 2008 and beyond are as follows:

  •
  Organically grow our service lines.  We plan to accelerate our organic growth by implementing a key account program to identify additional services to market to our major customers and prospects with the goal of increasing our market share of these clients; utilizing our sector management to identify business opportunities across markets, solving client needs through bundling a variety of services that we provide in order to better serve those needs; and investing resources in markets where we have leadership positions.

  •
  Improve profitability.  We plan to improve profitability by implementing scorecards and measuring results against industry benchmarks with the expectation of achieving top tier performance; increasing the amount of higher margin engineer, procure and construct ("EPC") projects and high end consulting work performed; investing our capital in the development or redevelopment of real estate, energy and infrastructure projects that can earn higher returns than consulting services where we are paid by the hour; and making use of the considerable talents of our senior management team on projects.

  •
  Build brand awareness.  In fiscal 2007, we concentrated on the TRC brand and phased-out the use of other acquired names. We plan to build the TRC brand by systematically presenting cutting-edge solutions at national conferences, publishing articles in trade journals, delivering a consistent message to clients through a consistent look and feel for all of our marketing collateral and communicating proactively to both internal and external constituencies.

  •
  Attract and retain top tier talent.  We believe that we can attract and retain the most talented people in the field by pursuing challenging and rewarding engagements that are exciting to the professionals that we employ; implementing a uniform performance-based incentive program through each level of the organization in order to better align the interests of our employees with ours; improving the career tracks for professional advancement by instituting formal mentoring programs; and providing competitive benefit programs and fostering a collegial work environment.

  •
  Grow via strategic acquisition or alliance.  At the appropriate point in the future we may utilize acquisitions to broaden our portfolio of services within the markets we serve, especially services that are complimentary to those in which we enjoy a leadership position; expand our existing services in key markets in the United States where we have a limited presence; and obtain a meaningful presence in Europe.

Services

        Our services are focused on four principal market areas, namely: Real Estate, Energy, Environmental and Infrastructure. Each area presents different growth opportunities for us.

Real Estate

        Our Real Estate Sector offers a number of special market-driven programs that increase asset value and help reposition environmentally impaired properties for our clients. A solid backlog of real estate opportunities continues to be sustained as the result of several market trends, including the following:

  •
  Industry Consolidation and Increased Merger & Acquisition Activity that result in the need to transfer risk in environmentally impaired properties and to dispose of excess properties.

  •
  More Robust Accounting Standards such as Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," that require companies to account for the environmental liabilities contained in their operating assets and mothballed real estate, thus prompting these companies to explore ways to remove these liabilities from their books.

  •
  Increased Real Estate Prices in Certain Markets that result in commercial values of former industrial sites with environmental liabilities now exceeding projected environmental cleanup costs.

  •
  Increased Worldwide Demand for Recycled Metal and Lightly Used Industrial Equipment which has fostered a movement to dismantle aging industrial facilities and infrastructure, as the increased scrap value and used equipment resale value provide a significant offset to the demolition cost.

  •
  Urban In-Filling and Brownfield Redevelopment as spurred by state and local government policies with respect to suburban sprawl and the increasing costs of developing "greenfield" sites, which has made previously undesirable contaminated urban sites attractive candidates for redevelopment.

        Exit Strategy® Program:    Our Exit Strategy program is one of the most innovative and valuable services we offer our clients and forms the platform for our overall real estate business. We pioneered this program and created a new market of "risk transfers" for contaminated properties. We remain a market leader with over 95 sites under contract, representing over $260 million in completed remediation work.

        Our Exit Strategy program offers our clients an alternative to the traditional management of contaminated sites and the perpetual retention of financial liability and risk. Under our program, we assume responsibility and liability for remediation of the site, with our client paying a fixed price usually backed by insurance from a highly rated insurance company or other financial assurance mechanism. We manage the risk of our Exit Strategy service in two ways. First, prior to undertaking any project under our Exit Strategy program, we complete a thorough due diligence process to understand and quantify the environmental conditions of the property. We then design a risk management program to address the known and unknown risks. Second, environmental cleanup cost cap and liability insurance policies are typically purchased in an amount that is significantly higher than the estimated cost to remediate the environmental liability.

        Traditionally, our Exit Strategy offering has been especially attractive to clients in the following situations:

  •
  Acquisitions and Divestitures.  We assume responsibility for existing environmental liabilities which neither the buyer wants to assume nor the seller wants to retain.

  •
  Discontinued Operations.  We assume responsibility for the cleanup of contamination at closed or redundant facilities, allowing our clients to focus attention on their core business operations.

  •
  Multi-Party Superfund Sites.  By transferring sole responsibility for the cleanup of Superfund sites from groups of potentially responsible parties to us, the cleanup schedule can be accelerated and the legal and administrative cost burden virtually eliminated.

  •
  Brownfield Real Estate Development.  By assuming full responsibility for site cleanup and defining the related cost with certainty, our Exit Strategy program aids in the settlement of the commercial issues among interested parties such as property owners, developers, and the local municipality that often stall the redevelopment process.

        RE Prime:    RE Prime is a recently developed program that offers our corporate, institutional, and government clients an opportunity to unlock value in environmentally impaired real estate by formulating creative deal structures for individual sites or portfolios of impaired properties. Our direct involvement in the transaction can take many forms:

  •
  We can assume all environmental liabilities for the properties under our Exit Strategy Program. By removing the liability and responsibility for the environmental impairment, we allow the property owner to gain full market value for the property even before the environmental remediation is complete.

  •
  We can assume both the environmental liability for the entire portfolio of sites and direct ownership of those properties with little redevelopment potential. This strategy accommodates the transfer of the entire portfolio of sites from the client even if a third-party developer is only interested in certain high-value sites.

  •
  We can take title to properties in a bridge acquisition arrangement until the properties are remediated and ready for redevelopment. This strategy allows the seller to remove the asset from its books without the buyer having to immediately acquire the property.

  •
  We can assume both the environmental liability for the environmental cleanup and acquire a full or partial equity position in the impaired properties, either through sweat equity or capital contribution. We then share in any profit once the property is remediated and sold.

        Eco-Asset Development:    The purpose of our Eco-Asset Development Program is to unlock the full value of environmentally impaired properties through creative solutions to regulatory-driven third-party needs. These include, for example, the development of excess property as a wetlands mitigation bank, or the perpetual commitment of excess property to conservation protection as an offset to threatened and endangered species impacts or as an integral part of a natural resource damages settlement.

        RE Power:    RE Power is a partnership program with a demolition company through which we provide comprehensive dismantling, cleanup, liability transfer and asset optimization solutions to companies that elect to decommission and reposition their aging power plant assets. The goal of RE Power is to provide energy companies with a one-stop resource to gain maximum value for power plant assets within any constraints imposed by the power grid and the larger community, from safely removing the plant from service, through demolition and environmental cleanup, and potentially into a redevelopment phase.

Energy

        Services provided to the energy markets constitute our most rapidly growing service line. Over the past decade, our engineers and scientists have been in the forefront as the United States responds to changes in world supplies of oil and gas and pursues shifts in public policy to renewable energy development and end user demand management. With energy representing one of the main drivers of our economy, we have been one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to get supplies to market.

        Services we provide to energy companies have evolved over the past decade to include support in the licensing and engineering design of new sources of power generation, electric transmission system upgrades and natural gas and liquid products pipelines and terminals. Energy services are now provided on a national basis by a dedicated staff representing one-third of our total 2,600 employees, including over 400 engineers who formerly worked for electric utilities or pipeline transmission companies. We have become one of the leading outsourcing firms as utilities downsize their engineering and environmental staffs. In the field of energy demand management, we provide program administration support to multiyear statewide programs in New York and New Jersey.

        Key components of our energy business are described in the following sections:

  •
  Generation:  The demand for licensing services for new generation is increasing rapidly due to several strong market drivers. In load congested areas such as the Mid-Atlantic, Northeast, and California, utilities are pursuing development of new sources of electrical supply through issuance of power purchase agreements and implementation of renewable portfolio standards. Recognizing the importance of fuel diversity, fossil fuel plant development is focusing on both natural gas and coal. Coal plant development projects we are supporting include traditional pulverized coal (PC), waste coal (culm) and the evolving Integrated Gas Coal Conversion (IGCC) technology.

    With over half of the states implementing renewable portfolio standards, we are providing licensing and engineering support to a number of wind power projects. Reflecting the breath of our staff capabilities and experience, we are participating in both land-based and offshore wind power developments.

    Services provided to developers of fossil and wind power projects have broadened to include feasibility studies, environmental permitting, site civil engineering, electric transmission interconnect/substation design, construction management and transactional support involving the sale or purchase of existing generation assets. We have provided due diligence and best management practices consulting support with respect to energy assets to a number of the leading financial institutions, equity firms and diversified energy companies.

  •
  Electric Transmission:  Investment in electric transmission and distribution infrastructure represents one of the largest financial commitments facing utilities over the upcoming decade. The age of the transmission and distribution network combined with continuing electric load growth has resulted in heightened concern over the reliability of the nation's grid. Capital programs being planned by utilities for necessary upgrades to the grid system within their specific customer service areas total several billions of dollars.

    We have grown to be one of the leading engineering and environmental licensing service providers supporting the extensive upgrade underway to the nation's electric grid system. Through our nationally based power delivery engineering group we provide engineering design, material procurement, and construction management services. We also provide essential operations and management support to utilities as the trend towards outsourcing engineering functions continues. Our ability to provide integrated engineering and environmental services has proven to be a key factor to our success in obtaining these projects.

  •
  Natural Gas:  As the demand for natural gas continues to grow, investment in development of new supplies, transmission pipelines and storage facilities is increasing. Our services in support of this investment include Federal Energy Regulatory Commission ("FERC") licensing, federal and state media specific environmental permitting, pipeline engineering and construction management oversight. Our senior staff is currently supporting FERC in their national environmental training program for the gas industry.

    With one of the most experienced groups of environmental scientists nationally, we have been responsible for the licensing and construction oversight on several of the largest multi-state gas transmission pipeline projects in development. Our licensing group is currently responsible for permitting both land-based and offshore Liquefied Natural Gas ("LNG") terminals in the Northeast, Gulf and Northwest. These LNG terminals will be essential to accommodate the import of LNG from overseas sources.

  •
  Energy Management:  An integral part of the nation's energy plan will consist of better understanding how we can more effectively manage our use of finite resources through conservation, load management and shift to renewable energy sources.

    Our energy management group is responsible for managing statewide programs in New York and New Jersey that are focused on more effectively understanding how energy is being used and providing support to both reduce use and cost-effectively manage demand. In addition to our statewide programs, we are supporting the development of comprehensive energy management plans for a broad spectrum of end users including commercial office buildings, hospitality chains, educational facilities, residential complexes and military installations.

    Our energy management group is actively focused on the relationship of energy conservation measures to reduction in carbon footprints and global climate change, and we are assisting a number of utilities in greening their operations against quantifiable objectives in response to environmental concerns.

Environmental

        Environmental services have been one of our historic core strengths beginning with air consulting services provided to industrial and utility clients in the 1970s. Over the past decade, our environmental professionals have been the foundation for the growth of our Energy practice and our Exit Strategy program. We believe the environmental market will continue to be an incubator for new growth opportunities. One of our strengths is our flexibility in entering into different business arrangements. We recognize the unique nature of each business situation. As a result we have an inventory of contracts that are based upon diverse services (referred to as master services agreements). We have also taken on projects with defined scopes for a fixed or unit price. This can help align our interests with those of our client. Engagements can range in size from simple tasks to multi-million dollar, multi-year projects.

        Our scientists, engineers and other technical professionals provide services to a wide range of clients including industrial and natural resource companies, railroads, real estate companies, and federal and state agencies. In many instances, our services to these clients are channeled to us by leading law firms or financial institutions. Our practice is organized to focus upon key areas of demand: building sciences, air quality measurements and air quality modeling, environmental assessment and remediation, and natural and cultural resource management. As examples, our natural and cultural resource practice focuses on environmental impact assessment for new development, our air measurements specialists focus on the on-going needs for air emission compliance for operating facilities, and our building science expertise is focused upon the assessment of human health related exposures of various types of commercial properties.

        Demand for environmental services has traditionally been driven by requirements under applicable laws. At the federal level, the most active regulatory programs have been under the Resource Conservation and Recovery Act, the Comprehensive Response, Compensation and Liability Act, the Clean Air Act, and the Clean Water Act. These compliance programs are continuously evolving and therefore create requirements for expanded services. For example, the monitoring of mercury emissions presents new opportunities for air measurements that will evolve rapidly as the technology for compliance stabilizes over the next few years. While we expect that requirements under these programs and their state counterparts will continue to be a moderate driver for our services, other market factors are also creating growth opportunities in the following areas:

  •
  Air Quality Issues.  We believe that demand for air quality consulting services will continue to grow over the next decade for a variety of reasons, including: (1) control technology requirements in the Clean Air Act, e.g., the Best Available Retrofit Technology requirements for certain air emission sources; (2) new emission reduction requirements in response to global climate change concerns such as regional greenhouse gas initiatives and voluntary emission reduction programs by multinational corporations that are preceding any U.S. federal program; (3) continued litigation over a variety of air issues such as compliance enforcement and toxic tort claims; and (4) the need for new energy sources worldwide. We are well positioned to service this growing market for air quality consulting. We believe that our staff includes some of the world's top experts in air modeling, meteorology, and exposure analysis. We also believe that we have the largest air emissions measurements staff in the U.S. We plan to focus these resources on our key client base.

  •
  Building Sciences.  Indoor environmental exposures have captured national attention with recent emphasis on "sick building syndrome" and microbial issues (mold). Physical injury claims have initially driven demand for consulting services in this area; however, the related risks of business interruptions and property devaluations are fueling a more significant and sustained market. Insurance companies, commercial and residential developers, building management companies and hospitality chains are increasingly seeking assistance in proactively managing these risks. We are a leading provider of these services with experts in industrial hygiene, toxicology, epidemiology and building construction. This business is a logical extension from our traditional services of asbestos and lead based paint assessment and monitoring. To meet the demand for this growing business segment, we plan to expand our presence nationally.

  •
  Transaction Support.  Multiple factors have increased the demand for our transaction support services, including: (1) a general increase in the level of merger and acquisition activity; (2) consolidations in many industries; (3) an increase in acquisition activity from foreign companies and private equity funds; and (4) the general trend of continuing redevelopment of environmentally impaired properties We believe that we have a competitive advantage in this market where the transaction involves energy assets or contaminated properties because of our expertise gained through our energy services and our Exit Strategy program. When we consult on a transaction, opportunities arise to provide additional services that grow the client relationship. This is particularly true for foreign and private equity buyers that do not have in-house expertise on environmental issues.

        To keep pace with the evolving market for our environmental services, initiatives have been launched that match our key strengths to emerging needs. Over the next few years, we will expand our presence in two key markets: climate change and energy by aligning our resources with our clients more strategically. The climate change market is being driven domestically from many fronts, most of which are not regulatory. We have seen demand for services emerge in the areas of carbon emission assessment and verification, alternate energy development, and public and private sector programs which are designed around energy conservation and other green initiatives. Our expertise in air modeling and measurement, renewable energy project licensing, project environmental impact assessment and project engineering, as well as our institutional knowledge of program design and management, provide us an advantage in this emerging market. Similarly, we have provided services on several large power station redevelopment projects and we have provided services to convert fuel sources at other sites. This activity is being fueled by the conversion of power delivery from traditional sources as well as the heightened awareness of the need to off-set such supplies with non-traditional sources. Our expertise in overseeing decommissioning, demolition and remediation of power stations is a market where we can provide a specialized role in satisfying client needs.

Infrastructure

        Our services for our infrastructure clients are primarily related to: (1) expansion of infrastructure capacity in geographic areas where population growth and demographic change is occurring; (2) rehabilitation of overburdened and deteriorating infrastructure systems; and (3) management of risks related to security of public and private facilities. Our infrastructure business has evolved into nine distinct service lines:

  •
  Building Systems.  Building automation systems and design, central plant design, integrated systems design, facility commissioning, facility energy management program implementation and structural analysis for building rehabilitation.

  •
  Construction Management.  Program management, project management, construction engineering and inspection, quality assurance and quality control and estimating and scheduling.

  •
  Geographic Information Systems & Mapping.  Data modeling, terrain analysis, shoreline management analysis, total station mapping and GIS services and resource mapping.

  •
  Geotechnical Engineering.  Subsurface exploration, laboratory testing, geotechnical assessments, seismic engineering and quality assurance testing.

  •
  Hydraulics and Hydrological Studies.  Aquifer testing, ground water modeling and yield analysis, scour and erosion studies, storage and distribution systems, FEMA studies, and watershed modeling.

  •
  Land Development.  Planning, design and construction management of development projects for municipal and private sector clients including master planning, land survey, traffic studies, storm water management, utility design and site engineering.

  •
  Municipal Engineering.  Planning, design and construction management of potable water and wastewater treatment systems, master drainage planning, street, roadway and site drainage, dam analysis and design and master drainage planning.

  •
  Transportation.  Planning, design and construction management of road, highway, bridge and aviation facilities, including environmental studies, marine engineering, seismic analysis and traffic engineering.

  •
  Security.  Vulnerability assessments, engineering and structural improvements for public and private infrastructure facilities, design and implementation of security and surveillance systems, blast resistance design, disaster recovery planning and force protection analysis.

        We believe that the overall market for our infrastructure services remains strong due to population and economic growth in certain geographic regions, aging infrastructure, capacity shortfalls and regulatory requirements. Spending by state government clients grew in fiscal 2007, and we expect this trend to continue in fiscal 2008. Given the need to rebuild and modernize aging infrastructure, we expect increased spending on infrastructure programs for which we provide services. We also expect the $286 billion highway and transit funding bill, SAFETEA-LU, to continue to provide stable funding for current and new transportation projects through 2009. In addition, we anticipate increased infrastructure spending as a result of bond issues, totaling approximately $68 billion, which were approved in November 2006 in 19 states to fund highway, public building and school improvement projects. The increased spending on infrastructure programs, while beneficial to our business, is presenting us with some challenges. Rising raw material costs are leading to higher construction bids and depleting funds more quickly than state and municipal funding agencies had anticipated. As a result, we are seeing delays in the start-up of some planning and design assignments, as these agencies secure additional funding. There has been a softening of the housing market that will reduce the growth of land development; however, the tremendous growth in the hospitality and gaming industry has provided an opportunity to focus attention to this market.

Clients

        No single client accounted for more than 10% of our net service revenue during the years ended June 30, 2007, 2006 and 2005.

        The table below provides representative clients during the past five years:

AES Enterprises	General Electric	Unocal
ASARCO	General Motors	Waste Management
BNSF	Hanson PLC	State Departments of
British Petroleum/Amoco	KB Homes	Transportation
Centex	Kinder Morgan	- California
Cisco Systems	Lockheed Martin	- New Jersey
Connecticut Resources	Orange County, CA	- New York
Recovery Authority	Pfizer	- Pennsylvania
Consolidated Edison	PG & E Corporation	- Texas
Conoco Phillips	Sempra Energy	- West Virginia
Constellation Energy	Shea Homes	U.S. Government
Duke Energy	Spectra Energy	- Environmental Protection
El Paso Energy	Sun Oil	Agency
Entergy	The Irvine Company	- Department of Defense
ExxonMobil	The Trump Organization	- Federal Aviation Authority

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

Backlog

        At June 30, 2007, our net contract backlog (excluding the estimated costs of pass-through charges) was approximately $285 million, as compared to approximately $235 million at June 30, 2006. Approximately 60% of backlog is typically completed in one year. In addition to this net contract backlog, we hold open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our net contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

Employees

        As of June 30, 2007, we had approximately 2,600 full- and part-time employees. Approximately 85% of these employees are engaged in performing environmental, energy and infrastructure engineering and consulting, risk management, construction management and information management services for clients. Many of these employees have master's degrees or their equivalent, and a number have Ph.D. degrees. Our professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. Except for limited circumstances within our infrastructure business, none of our employees are represented by a union. We consider our relationships with our employees to be good.

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

Regulatory Matters

        Our businesses are subject to various rules and regulations at the federal, state and local government levels. We believe that we are in substantial compliance with these rules and regulations. We have the appropriate licenses to bid and perform work in the locations in which we operate. We have not experienced any significant limitations on our business as a result of regulatory requirements. We do not believe any currently proposed changes in law or anticipated changes in regulatory practice would limit bidding on future projects.

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

Item 1A.    Risk Factors

        The risk factors listed below, in addition to those described elsewhere in this report could materially and adversely affect our business, financial condition, results of operations or cash flows. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to Our Company

We incurred significant losses in fiscal 2007, 2006, and 2005, and may incur such losses in the future. If we continue to incur significant losses and are unable to access sufficient working capital from our operations or through external financing, we may be unable to fund future operations.

        As reflected in our consolidated financial statements, we have incurred net losses applicable to common shareholders of $5.9 million, $24.6 million and $8.0 million in our fiscal years ended June 30, 2007, 2006 and 2005, respectively. We are taking action to become profitable and generate positive cash flow from operations. Specifically, we are enhancing our controls over project acceptance, which we believe will significantly reduce the level of contract losses; we are increasing the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; we are improving the timeliness of customer invoicing, and enhancing our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense, reducing our reliance on our revolving credit agreement; and we are improving project management, which we believe will result in significantly higher levels of project profitability. If we are unable to improve our operating performance, we may not have sufficient working capital to fund our operations.

Our loan agreement contains restrictive covenants.

        We finance our operations through borrowings under our credit facility and through cash generated by our operating activities. On July 17, 2006, we entered into a $50.0 million revolving credit facility and paid off the amount outstanding under the prior loan agreement. Our new credit facility contains covenants which, among other things, require us to: maintain minimum levels of earnings before interest, taxes, depreciation, and amortization; maintain a minimum level of backlog; and sets a maximum limit on capital expenditures. We did violate several covenants primarily related to maintenance of minimum EBITDA levels and the timing of the delivery of financial information to the lenders in fiscal 2007, all of which violations were waived by the lenders. Any future failure to comply with our covenants under our credit facility could result in events of default which, if not cured or waived, could result in prepayment obligations and also could result in higher fees or other costs. If we were forced to refinance borrowings under our credit facility, we can provide no assurance that we would be successful in obtaining such refinancing. Even if such refinancing were available, the terms could be less favorable, and our results of operations and financial condition could be adversely affected by increased loan fees and interest rates on amounts borrowed.

Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

        We did not timely file with the SEC our Forms 10-K for fiscal 2007, 2006 and 2005, or our interim reports on Forms 10-Q for the first quarter of fiscal 2008 and for fiscal 2007 and 2006. Consequently, we were not compliant with the reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act") or the requirements of the New York Stock Exchange (the "NYSE"). Our inability to timely file our periodic reports with the SEC involves a number of potentially significant risks, including:

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

  •
  A breach could be declared under our revolving credit facility if our lenders cease to grant us extensions to release our financial information, which may result in the lenders declaring our outstanding loans due and payable in whole or in part.

  •
  We may have difficulty retaining our clients and obtaining new clients and in obtaining project bonding.

  •
  We may have difficulty retaining or hiring key employees.

  •
  We are not eligible to use a registration statement to offer and sell publicly tradable securities, which prevents us from accessing the public capital markets and violates private placement stock purchase agreements.

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

        Our strategic objectives include continued expansion of value-added services. We depend on our core businesses to generate profits and cash flow to fund our growth. Although the services that we provide are spread across a variety of industries, disruptions such as a general economic downturn or higher interest rates could negatively affect the demand for our services across a variety of industries which could adversely affect our ability to generate profits and cash flows.

We are dependent on contracts with the federal, state and local governments.

        We estimate that contracts with agencies of the U.S. government and various state and local governments represent approximately 20% of our net service revenue. Therefore, we are materially dependent on various contracts with such governmental agencies. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds, and changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.

We are and will continue to be involved in litigation.

        We have been, and likely will be, named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes, professional liability, or claims for personal injury or property damage. To date, we have been able to obtain liability insurance for the operation of our business. However, if we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity which could impair our operations.

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

        Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $130.9 million as of June 30, 2007. We also have other identifiable intangible assets of $6.0 million, net of accumulated amortization as of June 30, 2007. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If we make additional acquisitions, it is likely that we will record additional goodwill and intangible assets on our financial statements. For the fiscal year ended June 30, 2007, we reported a net loss applicable to common shareholders of $5.9 million. We reported a net loss applicable to common shareholders of $24.6 million for the fiscal year ended June 30, 2006, including impairment charges totaling $2.2 million relating to the write-off of trade names due to our decisions to both concentrate on enhancing our TRC brand and discontinue the use of numerous other brands in our continuing operations, and $0.3 million goodwill impairment related to the disposition of our Bellatrix Environmental Consultants, L.L.C. business unit, as well as a loss of $5.3 million before taxes on disposal related to our divestiture of the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together "PacLand") within our discontinued operations. If we continue to report losses in the future, the likelihood of needing to record additional impairment charges increases. If a determination that a significant impairment in value of our goodwill, unamortized intangible assets or long-lived assets is made, such determination could require us to write off a substantial portion of our assets. Such a write off would materially affect our earnings and shareholders' equity.

If we must provide a valuation allowance against our net deferred tax assets, our earnings will be negatively impacted.

        For the fiscal years ended June 30, 2007, 2006 and 2005, we reported net losses applicable to common shareholders of $5.9 million, $24.6 million and $8.0, respectively. Generally accepted accounting principles in the United States require a valuation allowance to be established against net deferred tax assets when it is more likely than not that those deferred tax assets will not be realized. At June 30, 2007, we had net deferred tax assets of $12.4 million recorded on our consolidated balance sheet because we concluded at that date that it was more likely than not that these net deferred tax assets would be utilized. However, if losses are incurred in future periods, we would likely conclude that it is more likely than not that the deferred tax assets will not be used which would result in our providing a valuation allowance against the net deferred tax assets and recording a charge in the consolidated statement of operations in the same amount.

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems.

        In fiscal 2007, we began implementation of a new company-wide enterprise resource planning (ERP) system, principally for accounting and project management. In May 2007, we converted all of our operating units to our new ERP system. In the event we do not complete the project according to plan, we may experience difficulty in accurately and timely reporting financial information. In addition, unforeseen complications could negatively impact project data flow and billing information which could result in reduced cash flows due to delays in issuing invoices to our clients or other reasons, which could adversely affect the timely collection of cash. Further, it is possible that the cost or schedule of completing this project could exceed our current projections and negatively impact future operating results.

There are risks associated with acquisitions.

        A significant portion of our historic growth strategy has been through the acquisition of other companies. We may continue to acquire companies on a selective basis as an element of our long-term growth objectives. Acquisitions involve risks that include the risk of poor performance by the target company and the risk of not successfully integrating the target company into our operations.

Our services expose us to significant risks of liability and it may be difficult to obtain or maintain adequate insurance coverage or bonding capacity.

        Our services involve significant risks that may substantially exceed the fees we derive from our services. Our business activities expose us to potential liability for professional negligence, personal injury and property damage among other things. We cannot always predict the magnitude of such potential liabilities. In addition, our ability to perform certain services is dependent on our ability to obtain adequate insurance as well as bid, performance and payment bonds.

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

        Various legal proceedings are currently pending against us and certain of our subsidiaries. We cannot predict the outcome of these proceedings with certainty. In some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. In addition, certain of our insurance policies have substantial deductibles. If we sustain damages that exceed our insurance coverage or that are not covered by insurance, there could be a material adverse effect on our business, operating results, financial condition or cash flows.

Our failure to properly manage projects may result in additional costs or claims.

        Our engagements involve a variety of projects, some of which are large-scale and complex. Our performance on projects depends in large part upon our ability to manage the relationship with our clients and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If we miscalculate, or fail to properly manage, the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual obligations, our operating results could be adversely affected. Further, any defects, errors or failures to meet our clients' expectations could result in claims against us.

Our use of the percentage-of-completion method of accounting could result in reduction or reversal of previously recorded revenue and profits.

        We account for a significant portion of our contracts on the percentage-of-completion method of accounting. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred. The effect of revisions to revenue and estimated costs, including the achievement of award and other fees, is recorded when the amounts are known and can be reasonably estimated. The uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates that could result in reductions or reversals of previously recorded revenue and profit. Such differences could be material.

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

        Accounting for a fixed-price contract requires judgments relative to assessing the contract's estimated risks, revenue and estimated costs as well as technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complex and subject to many variables. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. If we are unable to accurately estimate the overall revenue or costs on a contract, we may experience a lower profit or incur a loss on the contract.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results.

        Our net contract backlog as of June 30, 2007 was approximately $285.0 million. We cannot guarantee that the net service revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Risks Related to Our Industry

We are dependent on continued regulatory enforcement.

        While we increasingly pursue economically driven markets, our business is materially dependent on the continued enforcement by federal, state and local governments of various environmental regulations. Changes in environmental standards or enforcement, could adversely impact our business.

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

Changes in existing environmental laws, regulations and programs could reduce demand for our environmental services, which could cause our revenue to decline.

        A significant amount of our business is generated either directly or indirectly as a result of existing federal and state laws, regulations and programs related to pollution and environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that may have a material adverse effect on our revenue.

Other Risks

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

  •
  Changes in investors' and analysts' perceptions of our business or any of our competitors' businesses;

  •
  Investors' and analysts' assessments of reports prepared or conclusions reached by third parties;

  •
  Changes in legislation;

  •
  Broader market fluctuations;

  •
  General economic or political conditions;

  •
  Material internal control weaknesses;

  •
  Continued failure to timely file periodic reports; and

  •
  Stock exchange delisting.

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or attract key employees. Many of these key employees are granted stock options and restricted stock, the value of which is dependent on the performance of our stock price.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.

        Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission ("SEC") regulations, and New York Stock Exchange rules, are creating additional disclosure and other compliance and remediation requirements for us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance and remediation activities.

We have established a new management team.

        During the past three years, we have made substantial changes in our senior management team, including our Chief Executive Officer, Chief Financial Officer and President. In addition, a number of other management positions have recently been filled. Because of the lack of familiarity of the new management team with our company, there is the risk that our new management team will not be able to execute our business plan and that initiatives could be implemented that would adversely affect the business.

We are highly dependent on key personnel.

        The success of our business depends on our ability to attract and retain qualified employees. We need talented and experienced personnel in a number of areas to support our core business activities. An inability to attract and retain sufficient qualified personnel could harm our business. Turnover among certain critical staff could have a material adverse effect on our ability to implement our strategies and on our results of operations. There is currently a shortage of technical and engineering personnel.

We face risks in connection with our ability to successfully centralize the administrative functions for our subsidiaries into our corporate headquarters.

        During 2007, we began to transition most of the administrative functions for our subsidiaries to a centralized shared service center location. We face certain risks in connection with this undertaking, including:

  •
  The risk that we may face unforeseen delays in centralizing the administrative functions of our subsidiaries;

  •
  The risk that the costs and disruptions associated with centralizing our administrative functions may exceed the benefits and savings we expect to receive from creating the shared service center; and

  •
  The risk that we may lose employees who are important to our business as a result of relocating and centralizing these administrative functions.

We face continuing risks in connection with our current project to implement a new enterprise resource system for our business.

        These risks include:

  •
  The risk that we may face further delays in the design and implementation of that system in all of our operations;

  •
  The risk that the cost of that system may exceed our current plans and expectations;

  •
  The risk that such system may continue to impact our ability to process transactions and to fulfill and invoice orders and that such impact will adversely affect our revenue, operating results, cash flow and working capital; and

  •
  The risk that the operation or design of such system may contribute to weaknesses in our internal controls over the financial reporting.

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting.

        Due to the transitional issues associated with a new single enterprise-wide reporting and management software platform and the timing of its implementation, we were unable to complete the documentation and testing of our internal controls as of June 30, 2007. Because of this, as well as material weaknesses identified in prior periods which were not remediated as of June 30, 2007, we have concluded that our internal control over financial reporting was not effective as of June 30, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations by the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the number of material weaknesses identified, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. Moreover, other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

        We are in the process of remediating all of the identified material weaknesses, and this work will continue during 2008 and perhaps beyond. For a detailed description of our remedial efforts, see Item 9A, "Controls and Procedures." There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our consolidated financial statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs.

If our internal control over financial reporting remains ineffective, our business and prospects may suffer.

        If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions, including a delisting from NYSE, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock.

        Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We provide our services through a network of approximately 90 offices located nationwide. We lease approximately 780,000 square feet of office and commercial space to support these operations. In addition, a subsidiary of ours owns a 26,000 square foot office/warehouse building in Austin, Texas. This property is subject to a deed of trust in favor of the lenders under our principal credit facility. All properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy or real estate projects, some of our subsidiaries have taken title to sites on which environmental remediation activities are being performed.

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

        Fagin et. al. v. TRC Companies, Inc. et. al., in the 44th District Court of Dallas County, Texas, 2005.    Sellers of a business acquired by us in 2000 allege that the purchase price was not accurately calculated based on the net worth of the acquired business and allege that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated. The case is in the discovery phase, and the ultimate outcome of this matter cannot be predicted at this time. We believe we have meritorious defenses, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.    A former landlord of a subsidiary of ours has sued alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. We believe that we have meritorious defenses, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        ATC Group Services, Inc. v. Hathaway, TRC Companies, Inc. and TRC Environomics, Arizona Superior Court, Maricopa County, 2006; ATC Group Services, Inc. v. Veldman, TRC Companies, Inc. and TRC Environomics, Colorado Superior Court, Jefferson County, 2006.    ATC originally sued former employees of ATC alleging violation of non-compete and non-solicitation agreements and misuse of proprietary information. We and a subsidiary were recently added as defendants to these actions. We believe that we have meritorious defenses, but an adverse determination in these cases could have a material adverse effect on our business, operating results, financial position and cash flows.

        In re: World Trade Center Lower Manhattan Disaster Site Litigation United States District Court for the Southern District of New York, 2006.    A subsidiary of ours has been named as a defendant (along with a number of other defendants) in a number of cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption "In Re World Trade Center Lower Manhattan Disaster Site Litigation." The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, and that plaintiffs were injured. There is insufficient information to assess the subsidiary's involvement in these matters.

        Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.    A subsidiary of ours was named as a defendant in a lawsuit brought by Ms. Petersen, who is alleging she was injured when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus has also brought claims related to the same incident. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the alleged accident site. We believe the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.    While returning from a jobsite in a Company vehicle, two employees of a subsidiary of ours were involved in a serious motor vehicle accident. Although our employees were not seriously injured, three individuals were killed and another two injured. Suits have been filed against us and the driver of the subsidiary's vehicle by representatives of the deceased.     We believe that we have meritorious defenses and are adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.    A subsidiary of ours was named as a defendant in a lawsuit brought by the developer of a hotel complex in East Palo Alto, California with which the subsidiary contracted to provide geotechnical investigation and related services. The developer claims costs for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project. We believe the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Worth Construction, Inc. v. TRC Engineers, Inc., TRC Environmental Corporation and TRC Companies, Inc., New York Supreme Court, New York County, 2007.    A subcontractor on an Exist Strategy project in New York City is alleging that we did not timely turn over one of the sites involved in the project so that the subcontractor could commence work, and that the subcontractor was damaged by such alleged delay. In October 2007 the court granted our motion to dismiss the subcontractor's suit. The subcontractor is appealing that decision. We believe that we have meritorious defenses and are adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

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

        Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005.    A subsidiary of ours was engaged by the New York City Department of Transportation ("NYCDOT") to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York. A motorist and his wife commenced litigation alleging that, during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured. The subsidiary (along with other project contractors) was named in the suit. A settlement was reached in this case in May 2007. The subsidiary has no exposure beyond the insurance deductible. In a separate action, the general contractor on that project sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project. The subsidiary had no significant on-site role. Although the ultimate outcome of this matter cannot be predicted with certainty at this time and could have a material adverse effect, management believes the subsidiary has meritorious defenses. In a separate but related matter, the subsidiary entered into an agreement in September 2005 with NYCDOT under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $0.3 million and NYCDOT $0.5 million and agreed for a limited period of time not to bid on engagements with New York City agencies.

        In re: Tropicana Garage Collapse Litigation—Superior Court New Jersey, Atlantic County, 2004.    A subsidiary of ours was named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey. That subsidiary was also named a defendant in other actions for business claims related to the parking garage. The subsidiary (along with other contractors) was covered under an insurance program specific to this project (the "wrap-up program"). In addition, the subsidiary was covered under our insurance program. The subsidiary had a limited inspection role in connection with the construction. A global settlement of all claims between all parties in this case was reached in April 2007. The subsidiary will have no uninsured exposure.

        McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005.    A subsidiary of ours was named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash. It was alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico, the helicopter collided with the line. The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the accident. A settlement was reached in this case in February 2007. The subsidiary will have no exposure beyond the insurance deductible.

        City of Rowlett v. Hunter Associates, Inc., et. al. in the 101st District Court of Dallas County, Texas, 2006.    A subsidiary of ours was named as a defendant in a lawsuit brought by the City of Rowlett, Texas. The City alleged that the design of a sewer line did not adequately address potential corrosion issues. The case was settled in May 2007. The subsidiary will have no exposure beyond the insurance deductible.

        Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $6.8 million at June 30, 2007 and $3.5 million at June 30, 2006. We have also recorded insurance recovery receivables related to these accruals of $5.6 million at June 30, 2007 and $1.8 million at June 30, 2006. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on our business, operating results, financial position and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Meeting of Shareholders held on May 10, 2007, our shareholders approved the following:

(1) To elect each of the following directors for a one-year term and until his successor is duly elected and qualified:
Nominee	For	Withheld	Against/Abstain	Broker Non Votes
Christopher P. Vincze	15,457,813	1,683,724	—	—
Sherwood L. Boehlert	15,560,228	1,581,309	—	—
Friedrich K. M. Bohm	15,005,990	2,135,547	—	—
Stephen M. Duff	15,355,487	1,786,050	—	—
Edward G. Jepsen	15,101,946	2,039,591	—	—
Edward W. Large, Esq.	14,887,508	2,254,029	—	—
John M. F. MacDonald	15,325,216	1,816,321	—	—
J. Jeffrey McNealey, Esq.	15,220,558	1,920,979	—	—
(2) The approval of the Company's 2007 Equity Incentive Plan	11,206,009	—	3,537,541	2,397,987
(3) To ratify the selection of Deloitte & Touche LLP as the Company's registered public accountant for the current fiscal year	16,438,778	—	702,759	—

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        During the fiscal year ended June 30, 2007, we issued an aggregate of 15,958 shares of unregistered common stock with a market value of $0.2 million as additional consideration earned in the fiscal year on acquisitions completed in prior years. We issued an aggregate of 67,778 shares of unregistered common stock with a market value of $0.7 million upon the exercise of outstanding common stock warrants. We also issued an aggregate of 30,595 shares of unregistered common stock with a market value of $0.3 million in lieu of the quarterly cash dividends on our convertible redeemable preferred stock. In December 2006, we sold 204,290 shares of common stock in a private placement at a price of $9.79 per share, resulting in net proceeds of $2.0 million. In December 2006 we issued 1,132,075 shares of common stock, with a market value of $11.1 million, upon the conversion of our Series A-1 Cumulative Convertible Preferred Stock. All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

        Our common stock is traded on the New York Stock Exchange under the symbol "TRR." The following table sets forth the high and low per share prices for the common stock for the fiscal years ended June 30, 2007 and 2006 as reported on the New York Stock Exchange:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$10.80	$8.07	$15.60	$11.27
Second Quarter	10.66	7.42	15.68	10.66
Third Quarter	10.52	8.62	13.70	9.07
Fourth Quarter	15.41	9.48	13.50	9.10

        As of September 9, 2007 there were 238 shareholders of record and, as of that date, we estimate there were approximately 2,639 beneficial owners holding our common stock in nominee or "street" name.

        To date we have not paid any cash dividends on our common stock, and the payment of dividends in the future will be subject to financial condition, capital requirements and earnings. Future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated. The terms of our credit agreement also prohibit the payment of cash dividends.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Index and Self-Constructed Index of Peer Companies

        The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested in our Common Stock on June 30, 2002. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested.

Five Year Cumulative Total Return

	Year Ended June 30,
	2002	2003	2004	2005	2006	2007
TRC	$100	$72	$81	$57	$51	$72
S&P 500 Index	100	98	115	120	128	152
Peer Group	100	135	160	220	323	582

        The companies included in the self-constructed peer group are: Ecology & Environment, Inc.; ENGlobal Corp.; Tetra Tech, Inc.; Versar, Inc.; and, VSE Corp.

Item 6.    Selected Financial Data

        The following table provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto.

Statements of Operations Data, for the years ended June 30,	(in thousands, except per share data)
	2007(1)	2006(1)	2005(1)	2004(1)	2003(1)
Gross revenue	$441,643	$396,091	$358,522	$350,159	$295,381
Less subcontractor costs and other direct reimbursable charges	185,735	158,111	138,961	124,589	86,909

Net service revenue	255,908	237,980	219,561	225,570	208,472

Interest income from contractual arrangements	4,747	4,054	2,578	1,877	3,002
Insurance recoverables and other income	4,170	1,053	14,969	(18)	556
Operating costs and expenses:
Cost of services	231,025	228,556	217,298	192,497	181,801
General and administrative expenses	23,969	24,350	14,472	8,420	4,973
Provision for doubtful accounts	1,318	7,971	4,959	3,138	3,036
Goodwill and intangible asset write-offs(2)	—	2,170	3,625	—	—
Depreciation and amortization	8,311	6,925	6,148	5,699	5,122

	264,623	269,972	246,502	209,754	194,932

Operating income (loss)	202	(26,885)	(9,394)	17,675	17,098
Registration penalties(3)	600	—	—	—	—
Interest expense	4,359	4,545	2,438	1,460	1,394

Income (loss) from continuing operations before taxes, minority interest, equity earnings (losses) and accounting change	(4,757)	(31,430)	(11,832)	16,215	15,704
Federal and state income tax provision (benefit)	(1,337)	(10,488)	(3,943)	6,769	6,155
Minority interest	(24)	—	(470)	(217)	—

Income (loss) from continuing operation before equity earnings (losses) and accounting change	(3,396)	(20,942)	(7,419)	9,663	9,549
Equity in earnings (losses) from unconsolidated affiliates, net of taxes(4)	(161)	9	344	(295)	(435)

Income (loss) from continuing operations before accounting change	(3,557)	(20,933)	(7,075)	9,368	9,114
Discontinued operations, net of taxes(5)	(77)	(2,914)	402	369	128
Cumulative effect of accounting change, net of taxes(6)	—	—	(589)	—	—

Net income (loss)	(3,634)	(23,847)	(7,262)	9,737	9,242
Dividends and accretion charges on preferred stock(7)	2,233	751	766	735	766

Net income (loss) applicable to common shareholders	$(5,867)	$(24,598)	$(8,028)	$9,002	$8,476

Basic earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(0.33)	$(1.43)	$(0.56)	$0.63	$0.64
Discontinued operations, net of taxes	—	(0.19)	0.03	0.03	0.01
Cumulative effect of accounting change	—	—	(0.04)	—	—

	$(0.33)	$(1.62)	$(0.57)	$0.66	$0.65

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before accounting change	$(0.33)	$(1.43)	$(0.56)	$0.59	$0.60
Discontinued operations, net of taxes	—	(0.19)	0.03	0.03	0.01
Cumulative effect of accounting change	—	—	(0.04)	—	—

	$(0.33)	$(1.62)	$(0.57)	$0.62	$0.61

Weighted average shares outstanding:
Basic	17,563	15,168	14,109	13,689	13,090
Diluted	17,563	15,168	14,109	14,550	13,917

Cash dividends declared per common share	—	—	—	—	—

Balance Sheet Data at June 30:	(in thousands, except per share data)
	2007(1)	2006(1)	2005(1)	2004(1)	2003(1)
Total assets	$485,982	$485,403	$517,851	$451,036	$447,804

Long-term debt, including current portion	42,670	40,453	59,980	43,787	44,959

Redeemable preferred stock	—	15,000	14,941	14,824	14,711

Shareholders' equity	161,729	145,156	146,646	148,382	132,501

(1)
We completed nine acquisitions in fiscal 2005, one acquisition in fiscal 2004, and seven acquisitions in fiscal 2003 which impacted period to period comparisons. See Note 8 to the accompanying consolidated financial statements for a discussion of acquisitions completed in fiscal 2005.

(2)
During fiscal 2006, we recorded an impairment charge for $2.2 million related to trade-name intangible assets. During fiscal 2005, we recorded impairment charges of $3.6 million related to our CEG joint venture.

(3)
The $600 thousand penalty is the result of a change in management's estimate of the maximum undiscounted liability due to our failure to obtain an effective registration statement related to our March 2006 private placement. See additional discussion in Note 11 to the accompanying consolidated financial statements.

(4)
The fiscal 2007 equity loss in unconsolidated subsidiaries includes an impairment charge of $0.4 million.

(5)
We sold Omni in March 2007, Bellatrix in August 2006 and PacLand in June 2006. See Notes 2 and 8 to the accompanying consolidated financial statements for discussions of our discontinued operations.

(6)
In fiscal 2004, we changed the method of accounting for certain investments. See Note 2 to the accompanying consolidated financial statements for a discussion.

(7)
In December 2006, the preferred stock was exchanged for approximately 1.1 million shares of common stock. We recorded a charge of approximately $2.0 million related to the induced conversion of the preferred stock. See Note 11 to the accompanying consolidated financial statements for a discussion of the conversion and related charge.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors, including those discussed in the section entitled "Forward-Looking Statements" on page 3.

OVERVIEW

        We are an engineering, consulting, and construction management firm that provides integrated services to the environmental, energy, infrastructure, and real estate markets. Our multidisciplinary project teams provide services to help our clients implement complex projects from initial concept to delivery and operation. A broad range of commercial, industrial, and government clients depend on us for customized and complete solutions to their toughest business challenges. We provide our services to commercial organizations and governmental agencies almost entirely in the United States of America.

        We derive our revenue from fees for professional and technical services. As a service company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. Our income (loss) from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our direct costs, subcontractor costs, other contract costs, and general and administrative ("G&A") expenses.

        The types of contracts with our clients and the approximate percentage of net service revenue ("NSR") for the years ended June 30, 2007, 2006 and 2005 from each contract type are as follows:

Years ended June 30,	2007	2006	2005
Time-and-materials	60%	57%	54%
Fixed-price	28%	29%	30%
Cost-plus	12%	14%	16%

        In the course of providing our services, we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report NSR, net of subcontractor costs and other direct reimbursable costs, which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

        For analytical purposes only, we categorize our revenue into two types: acquisition and organic. Acquisition revenue consists of revenue derived from newly acquired companies during the first twelve months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisition revenue.

        Our cost of services ("COS") includes professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our G&A expenses are comprised primarily of our corporate headquarters' costs related to corporate executive management, finance, accounting, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

Discontinued Operations

        We sold the assets of Bellatrix and Omni. Bellatrix was sold in August 2006, and Omni was sold in March 2007. The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations, and the assets of Bellatrix held by us at June 30, 2006 have been shown as assets held for sale in the condensed consolidated balance sheet.

ERP implementation

        During the fourth quarter of 2007, we launched a new single enterprise-wide reporting and management software platform ("ERP") system. The new ERP system replaced several legacy systems in which all of our business transactions were recorded and processed. The purpose of this system is to provide us with improved transactional processing, control and management tools compared to the systems that we historically used. We believe that once fully implemented and operational, our new ERP system will facilitate better transactional reporting and oversight, improve our internal control over financial reporting and function as an important component of our disclosure controls and procedures.

        We currently expect the implementation of our ERP system to involve a total investment in excess of $4.0 million for transactional automation, analysis tools, and technology. As of June 30, 2007, we had incurred approximately $2.0 million in costs related to our ERP system. Additionally, as of June 30, 2007, we had capitalized $1.5 million related to our ERP implementation. Such capitalized costs are included in property and equipment in our consolidated balance sheet at June 30, 2007.

        We launched our new ERP system on May 1, 2007. Although we believe that our ERP system ultimately will facilitate better transactional reporting and oversight and will augment the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, shortly after the initial launch of the system we encountered significant temporary problems in processing transactions in the system that affected our ability to enter and process customer orders, process and manage vendor payments, and invoice customers. We determined that the difficulties that we experienced with our ERP system resulted from planning and execution and various other factors, including:

  •
  Conversion of our legacy systems to our new ERP system;

  •
  Errors in the data files imported or migrated from the legacy systems to our new ERP system;

  •
  Training of personnel with respect to the mechanics of the system conversion and the operation of our new ERP system; and

  •
  Errors in entering necessary data into our new ERP system after the launch of the system.

        As a result of these systems implementation and operation issues, we have postponed the implementation of certain additional functions and capabilities of our ERP system until we have remediated the current problems with our ERP system.

        Our new ERP system includes numerous accounting functions as well as order processing, purchasing and contract management functions. In connection with and following the implementation of our new ERP system and the start-up related disruptions we encountered in the fourth quarter of 2007, as well as the identification of the material weaknesses described in Part II, Item 9A, "Controls and Procedures," we are revising our financial reporting policies and procedures to conform them to the requirements of this system and to remediate the causes of the disruptions we encountered and the material weaknesses that we identified. Although ERP implementations are frequently difficult for an organization, we believe that through June 30, 2007 we had made and that we continue to make significant progress in rectifying the problems we identified with the execution of our procedures for revenue recognition and for reconciling and compiling our financial records. See Part II, Item 9A, "Controls and Procedures."

Other

        On May 18, 2007, we announced that the Chief Operating Officer was leaving the Company. In accordance with his employment agreement, he received one year's compensation and other benefits totaling approximately $0.4 million. We also incurred a stock-based compensation charge of approximately $0.3 million due to the accelerated vesting of his stock options on May 18, 2007. This related to the accelerated vesting of 75 thousand options which remained exercisable until August 18, 2007.

Critical Accounting Policies

        Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Our accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:

        Revenue Recognition:    We recognize contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring. We earn our revenue from fixed-price, time-and-materials and cost-plus contracts as described below.

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

Cost-Plus

        Cost-Plus Fixed Fee. Under cost-plus fixed fee contracts, we charge clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenue based on the actual labor costs, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services as revenue is recognized or in accordance with agreed upon billing schedules.

        Cost-Plus Fixed Rate. Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. We recognize revenue based on the actual total costs we have expended plus the applicable fixed rate. If the actual total costs are lower than the total costs we have estimated, our revenue from that project will be lower than originally estimated.

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

Other Contract Matters

        We have fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. These proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the consolidated statement of operations.

        The net proceeds held by the insurer, and interest growth thereon, are recorded as an asset (current and long-term restricted investment) on our condensed consolidated balance sheet, with a corresponding liability related to the net proceeds (current and long-term deferred revenue). Consistent with our other fixed price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. Under this method for revenue recognition we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We utilize an efforts-expended cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Pursuant to SOP 81-1, certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring.

        In instances where we establish that: (1) costs exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, we record an insurance recovery up to the amount of our insured costs. An insurance gain, that is, an amount to be recovered in excess of our recorded costs, is not recognized until the receipt of insurance proceeds. Insurance recoveries are reported as insurance recoverables and other income on our consolidated statement of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

        Federal Acquisition Regulations ("FAR"), which are applicable to our federal government contracts and may be incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR or with certain state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. Most of our federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

        These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency ("DCAA"), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards. Our last audit was for fiscal 2001 and resulted in a $127 thousand adjustment. Historically, we have not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

        Allowances for Doubtful Accounts:    Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of our clients to make required payments. Allowances for doubtful accounts have been determined through reviews of specific amounts deemed to be uncollectible and estimated write-offs as a result of clients who have filed for bankruptcy protection, plus an allowance for other amounts for which some loss is determined to be probable based on current circumstances. If the financial condition of clients or our assessment as to collectability were to change, adjustments to the allowances may be required.

        Stock-Based Compensation:    On July 1, 2005, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, restricted stock, and other stock-based awards based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. Total non-cash stock-based compensation expense for the years ended June 30, 2007 and 2006 was $1.7 million and $1.3 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock option awards recognized under SFAS 123(R). In addition we recognized $120 thousand in compensation expense for warrants issued to consultants in July 2006.

        Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option's expected term and the price volatility of the underlying stock. We have determined that historical volatility is most reflective of the market conditions and the best indicator of expected volatility.

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

    (A)
    Presumes exercise price is less than fair value

        Income Taxes:    At June 30, 2007 and 2006, we had approximately $28.4 million and $25.3 million, respectively, of gross deferred income tax benefits. The realization of a portion of these benefits is dependent on our estimates of future taxable income and our tax planning strategies. A $1.5 million valuation allowance has been recorded in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized. We believe that sufficient taxable income will be earned in the future to realize the remaining deferred income tax benefits. However, the realization of these deferred income tax benefits can be impacted by changes to tax codes, statutory tax rates and future taxable income levels. At June 30, 2007 and 2006, we had approximately $14.5 million and $13.3 million, respectively, of gross deferred income tax liabilities which related primarily to depreciation and amortization.

        Business Acquisitions:    Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date. At June 30, 2007, we had approximately $130.9 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the unit below its carrying value. The assessment of goodwill involves the estimation of the fair value of our units as defined by SFAS 142.

        We completed our required annual assessment of the recoverability of goodwill for fiscal 2007. In performing our goodwill assessment we used current market capitalization and other factors as the best evidence of fair value. We also considered a number of other factors including the operating results, business plans, economic projections, anticipated future cash flows and a discount rate reflecting the risk inherent in future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Management completed this assessment during the third quarter of fiscal 2007, based on information as of the December 31, 2006 assessment date, and determined that no impairment existed. There can be no assurance that future events will not result in an impairment of goodwill or other assets.

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

        Consolidation:    We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE") under generally accepted accounting principles.

        Voting Interest Entities.    Voting interest entities are entities in which: (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," ("ARB 51") as amended. ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, we consolidate voting interest entities in which we have a majority voting interest.

        Variable Interest Entities.    VIE's are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FASB Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities," we consolidate all VIEs of which we are the primary beneficiary.

        We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, a review of its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

        Equity-Method Investments.    When we do not have a controlling financial interest in an entity but exert significant influence over the entity's operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation or 3%—5% to 50% for a partnership or Limited Liability Company) and have an investment in common stock or in-substance common stock, we account for our investment in accordance with the equity method of accounting prescribed by APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

        Insurance Matters, Litigation and Contingencies:    In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This practice may subject us to some future liability for which we are only partially insured or are completely uninsured. In accordance with SFAS No. 5, "Accounting for Contingencies," we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, we accrue the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Results of Operations

        We incurred significant losses in fiscal 2007, 2006 and 2005 and are taking actions to be profitable and generate positive cash flows from operations. Specifically, we enhanced our controls over project acceptance, which we believe will reduce the level of contract losses; increased the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; improved the timeliness of customer invoicing, and enhanced our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce reliance on our revolving credit agreement; and we are improving project management, which we believe will result in higher levels of project profitability.

        Our results of operations and financial condition for the year ended June 30, 2007 were significantly impacted by initiatives that are expected to improve future operations including costs for the implementation of and conversion to our new enterprise system by approximately $2.0 million and $0.4 million of costs for the rebranding effort. In addition, we increased accounting personnel at our corporate office while maintaining the accounting personnel at our various locations as we transitioned from a decentralized accounting organization to a centralized organization which we believe will ultimately reduce costs. Fiscal 2007 operating results were also impacted by the disposition of our Bellatrix and Omni subsidiaries, and by voluntary personnel departures from our Geotechnical Practice as they were either considered no longer core to the business or were not aligned with our integration strategy.

        Business activity remains strong across all of our markets:

        Real Estate:    Industry activity has remained strong in key markets and we continue to evaluate Exit Strategy and real estate redevelopment and investment projects.

        Energy:    The United States is in the early stages of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided an extraordinary business climate for those serving this market. According to a Department of Energy study, $50 billion to $100 billion of investment is needed to modernize the grid. These needs and financial incentives of increased returns on equity with large investments in energy assets provide excellent opportunities to sell services including: permitting/licensing, engineering and construction for the electric transmission system, and development of renewable energy projects. We are well established in the northeast and actively growing our presence in other geographic regions where demand for services is the highest.

        Environmental:    Market demand for environmental services remains solid, driven by a combination of regulatory requirements, economic factors and renewed focus on green issues. Regulatory focus on emissions of concern (e.g. mercury, small particulates) is increasing short to mid-term demand for air quality consulting and air measurement services. Climate change initiatives will sustain market growth for air and other services. The demand for remediation services is being driven less by regulatory requirements and more by the economics of the real estate market. The remediation of Brownfield sites in certain urban areas now makes financial sense as governments provide incentives to convert these sites into productive use. Real estate developers and owners are also increasing their demand for building science services (e.g. mold, water intrusion, indoor air quality) as insurers demand that they better manage risks associated with issues of construction quality.

        Infrastructure:    With the passage by Congress of the TEA-21 successor highway and transit bill, SAFETEA-LU, we anticipate a gradual ramping up of transportation activity in the states where we operate. With improving conditions in many states and certainty regarding federal funding, we anticipate increased activity in our transportation business.

        The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for the years ended June 30:

	2007	2006	2005
Net service revenue	100.0%	100.0%	100.0%

Interest income from contractual arrangements	1.9	1.7	1.2
Insurance recoverables and other income	1.6	0.4	6.8
Operating costs and expenses:
Cost of services	90.3	96.0	99.0
General and administrative expenses	9.4	10.3	6.6
Provision for doubtful accounts	0.5	3.3	2.3
Goodwill and intangible asset write-offs	—	0.9	1.7
Depreciation and amortization	3.2	2.9	2.8

	103.4	113.4	112.4

Operating income (loss)	0.1	(11.3)	(4.4)
Registration penalties	0.2	—	—
Interest expense	1.7	1.9	1.1

Loss from continuing operations before taxes, minority interest, equity earnings (losses) and accounting change	(1.8)	(13.2)	(5.5)
Federal and state income tax benefit	(0.5)	(4.4)	(1.8)
Minority interest	—	—	(0.2)

Loss from continuing operation before equity earnings (losses) and accounting change	(1.3)	(8.8)	(3.5)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	(0.1)	—	0.2

Loss from continuing operations before accounting change	(1.4)	(8.8)	(3.3)
Discontinued operations, net of taxes	—	(1.2)	0.2
Cumulative effect of accounting change, net of taxes	—	—	(0.3)

Net loss	(1.4)	(10.0)	(3.4)
Dividends and accretion charges on preferred stock	0.9	0.3	0.3

Net loss applicable to common shareholders	(2.3)%	(10.3)%	(3.7)%

Results of Operations

2007 Compared to 2006

	Year Ended June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Gross revenue	$441,643	$396,091	$45,552	11.5%
Subcontractor costs and other direct reimbursable charges	185,735	158,111	27,624	17.5
Net service revenue	255,908	237,980	17,928	7.5
Interest income from contractual arrangements	4,747	4,054	693	17.1
Insurance recoverables and other income	4,170	1,053	3,117	296.0
Cost of services	231,025	228,556	2,469	1.1
General and administrative expenses	23,969	24,350	(381)	(1.6)
Provision for doubtful accounts	1,318	7,971	(6,653)	(83.5)
Goodwill and intangible asset write-offs	—	2,170	(2,170)	(100.0)
Depreciation and amortization	8,311	6,925	1,386	20.0
Operating income (loss)	202	(26,885)	27,087	(100.8)
Registration penalties	600	—	600	100.0
Interest expense	4,359	4,545	(186)	(4.1)
Federal and state income tax benefit	1,337	10,488	(9,151)	(87.3)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	(161)	9	(170)	(1,888.9)
Discontinued operations, net of taxes	(77)	(2,914)	2,837	(97.4)

        Gross revenue increased $45.6 million, or 11.5%, to $441.6 million in fiscal 2007 from $396.0 million for fiscal 2006. Approximately $57.8 million of the increase was related to increased demand for our energy related engineering services. This increase was partially offset by lower subcontractor activity on certain projects. Gross revenue in fiscal 2006 included approximately $15.8 million related to a project under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm.

        NSR increased $17.9 million, or 7.5%, to $255.9 million for fiscal 2007 compared to $238.0 million for fiscal 2006. Approximately $10.7 million of the increase relates to increased demand for our energy related engineering services. Increases in demand for our air emission services also resulted in an NSR increase of approximately $4.0 million for fiscal 2007. The remainder of the increase was primarily related to a general increase in the demand for our services.

        Interest income from contractual arrangements increased $0.7 million, or 17.1%, to $4.7 million for fiscal 2007 from $4.0 million for fiscal 2006 primarily due to higher one-year constant maturity T-Bill rates in fiscal 2007.

        Insurance recoverables and other income increased $3.1 million, or 296.0%, to $4.2 million for fiscal 2007 from $1.1 million for fiscal 2006. Approximately $2.5 million of the increase was due to an exit strategy contract where costs were incurred that were covered by insurance in fiscal 2007. The remainder of the increase was attributable to $0.6 of income related to the extinguishment of an environmental liability.

        COS increased $2.5 million, or 1.1%, to $231.0 million for fiscal 2007 from $228.5 million for fiscal 2006. Approximately $7.0 million of the increase in costs of services was attributable to increases in billable headcount to support the increased demand for our power generation engineering and air emission services. These increases were partially offset by lower project loss expenses resulting from enhanced controls over project acceptance. COS, as a percentage of net service revenue, decreased from 96.0% in fiscal 2006 to 90.3% in the fiscal 2007 as the amount of work without profit on previously recognized loss contracts was substantially less than in fiscal 2006.

        G&A expenses decreased $0.4 million, or 1.6%, to $24.0 million for fiscal 2007 compared to $24.4 million for fiscal 2006. The decrease was primarily attributable to approximately $3.4 million of costs incurred in fiscal 2006 relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services. These costs did not recur to the same level in 2007. The decrease was partially offset by approximately $2.0 million of costs associated with the installation of a new enterprise-wide IT platform as well as $0.4 million associated with our new branding campaign.

        The provision for doubtful accounts decreased $6.7 million, or 83.5%, to $1.3 million for fiscal 2007 from $8.0 million for fiscal 2006. The prior year period included significant charges related to several large balances that were deemed uncollectible. Improved controls over project acceptance and enhanced collection efforts have resulted in less uncollectible receivables in the current year in addition to the recovery of certain large receivables that had been reserved for in prior years.

        Depreciation and amortization increased $1.4 million, or 20.0%, to $8.3 million for fiscal 2007 from $6.9 million for fiscal 2006. The increase is primarily due to additional depreciation expense resulting from capital expenditures in fiscal years 2007 related to our new Lowell, MA and Houston, TX offices, and a reduction in the useful life of the old accounting systems which were replaced by our new IT platform.

        Interest expense decreased $0.2 million, or 4.1%, to $4.3 million for fiscal 2007 from $4.5 million for fiscal 2006. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $48.7 million in fiscal 2006 to $33.3 million in fiscal 2007, which was a result of our issuance of $20.0 million of common stock in the third quarter of fiscal 2006, somewhat offset by lower average interest rates being charged on the line in fiscal 2006 of 8.5% (which is weighted with the additional 2.0% default rate which was in effect for a portion of the year) versus 9.6% in fiscal 2007. In addition, in fiscal 2007 we also began incurring interest expense at 9.0% annually on the Federal Partners $5.0 million subordinated note issued in July 2006, as well as 10.0% annually on the CAH $3.2 million subordinated note issued in January 2007.

        The federal and state income tax benefit represents an effective rate of 28.1% for fiscal 2007 and 33.4% for fiscal 2006. The decrease was primarily due to losses incurred in fiscal 2007 by certain entities for which no associated state tax benefit was available. We believe that there will be sufficient taxable income in future periods to enable utilization of our deferred income tax assets.

        Equity in earnings from unconsolidated affiliates, net of taxes, decreased $0.2 million, to $0.2 million in fiscal 2007 from $9.0 thousand in fiscal 2006. The fiscal 2007 results were negatively impacted by a $0.4 million impairment charge on an investment.

        Discontinued operations, net of taxes, increased $2.8 million, to a $0.1 million loss in fiscal 2007 from a loss of $2.9 million in fiscal 2006. We sold Omni in March 2007. In the fourth quarter of fiscal 2006 we sold PacLand and committed to sell Bellatrix. The Bellatrix sale was finalized in August 2006. The fiscal 2006 results include a $0.3 million (pre-tax) impairment charge on the assets held for sale of Bellatrix and a $5.3 million (pre-tax) loss on disposal related to the PacLand divestiture. The fiscal 2007 results include a $0.1 million (pre-tax) impairment charge on Omni's goodwill.

2006 Compared to 2005

	Year Ended June 30,		Change
(Dollars in thousands)	2006	2005	$	%
Gross revenue	$396,091	$358,522	$37,569	10.5%
Subcontractor costs and other direct reimbursable charges	158,111	138,961	19,150	13.8
Net service revenue	237,980	219,561	18,419	8.4
Interest income from contractual arrangements	4,054	2,578	1,476	57.3
Insurance recoverables and other income	1,053	14,969	(13,916)	(93.0)
Cost of services	228,556	217,298	11,258	5.2
General and administrative expenses	24,350	14,472	9,878	68.3
Provision for doubtful accounts	7,971	4,959	3,012	60.7
Goodwill and intangible asset write-offs	2,170	3,625	(1,455)	(40.1)
Depreciation and amortization	6,925	6,148	777	12.6
Operating loss	(26,885)	(9,394)	(17,491)	186.2
Interest expense	4,545	2,438	2,107	86.4
Federal and state income tax benefit	10,488	3,943	6,545	166.0
Equity in earnings from unconsolidated affiliates, net of taxes	9	344	(335)	(97.4)
Discontinued operations, net of taxes	(2,914)	402	(3,316)	(824.9)

        Gross revenue increased $37.6 million, or 10.5%, to $396.1 million in fiscal 2006 from $358.5 million in fiscal 2005. Acquisitions provided $13.6 million of gross revenue growth in fiscal 2006, while gross revenue from organic activities grew by $20.3 million in that same period. The increase in the organic gross revenue was primarily due to the following: (1) increased demand for our energy-related engineering services, resulting in an $9.6 million increase in our revenues for these services in 2006; (2) a $14.0 million increase resulting from a significant contract entered into in late 2005, under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm; and (3) a $3.8 million increase in our emissions group revenue, due primarily to several large government related contracts that were postponed in 2005, and recommenced in 2006. These increases were offset by a $7.1 million decline in revenue due to a significant infrastructure security contract, which was substantially complete in 2005.

        NSR increased $18.4 million, or 8.4%, to $238.0 million in fiscal 2006 from $219.6 million in fiscal 2005. Acquisitions provided $9.7 million of NSR growth in fiscal 2006, while NSR from organic activities increased by $8.7 million in fiscal 2006 compared to fiscal 2005. The growth in organic NSR was due, in part, to a $4.8 million increase in demand for our energy-related engineering services. In addition, NSR increased $10.1 million in 2006 as a result of an Exit Strategy contract entering into insurance coverage during fiscal 2005. During 2005, NSR was reduced as a result of our recording significant subcontractor costs without a corresponding offset to gross revenue (the offsetting income was recorded to insurance recoverables and other income). On Exit Strategy contracts we record proceeds from the restricted account held by the insurer as revenue up until the restricted account is depleted. Insurance proceeds received after the restricted account is depleted are recorded as insurance recoverables and other income. The contract was substantially complete during 2005. The above increases were partially offset by $4.7 million less NSR from a significant infrastructure security contract, which was substantially complete in 2005.

        Interest income from contractual arrangements increased $1.5 million, or 57.3%, to $4.1 million in fiscal 2006 from $2.6 million in fiscal 2005 primarily due to higher one-year constant maturity T-Bill rates.

        Insurance recoverables and other income decreased $13.9 million, or 93.0%, to $1.1 million in fiscal 2006 from $15.0 million in fiscal 2005 due to the aforementioned Exit Strategy contract where costs were incurred that were covered by insurance. The contract was substantially complete in 2005.

        COS increased $11.3 million, or 5.2%, to $228.6 million in fiscal 2006 from $217.3 million in fiscal 2005. Acquisitions accounted for approximately $7.8 million, or 69.0%, of the increase in fiscal 2006 compared to 2005 while organic cost of services accounted for $3.5 million or 31.0% of the increase. The increase in the organic COS growth was primarily due to a $4.2 million increase in billable headcount to support the increased demand for our energy-related engineering services and a $6.2 million increase in contract losses primarily associated with three large contracts. The increases were partially offset by costs savings realized from various restructuring activities undertaken during the fourth quarter of fiscal 2005 and throughout 2006.

        G&A expenses increased $9.9 million, or 68.3%, to $24.4 million in fiscal 2006 from $14.5 million in fiscal 2005. The 2006 increase is primarily attributable to the following: (1) $3.4 million of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; (2) $2.6 million of accounting and related costs primarily associated with the restatements of our consolidated financial statements; and (3) $2.2 million in employee related costs including $0.9 million in incentive compensation costs primarily related to the amendment of certain existing compensation arrangements and $0.8 million (of the $1.3 million total) of stock-based compensation charges which are included in G&A expenses resulting from our adoption of SFAS 123(R).

        The provision for doubtful accounts increased $3.0 million or 60.7% to $8.0 million in fiscal 2006 from $5.0 million in fiscal 2005. The increase is due to several specific receivables that management determined it would no longer pursue collection of and an increase in our gross revenue.

        Goodwill and intangible asset write-offs decreased $1.4 million, or 40.1%, to $2.2 million in fiscal 2006 from $3.6 million in fiscal 2005. During the fourth quarter of fiscal 2006, in conjunction with management's decisions to unite our various subsidiaries under one trade name, we assigned useful lives to our trade names which were previously classified as indefinite-lived intangible assets. As a result, we determined that the carrying value of trade names exceeded the fair value generated by those assets, and, we recorded an impairment charge of approximately $2.2 million during the fourth quarter of 2006. During the fourth quarter of fiscal 2005, it became clear that a technical error which occurred during the installation phase of a long-term contract would result in a significant reduction of total expected revenue under this contract. The reduction of revenue put the seventeen year contract into a forward loss position. The impact of the loss contract triggered an impairment evaluation of the goodwill within our Co-Energy ("CEG") subsidiary. Based on our 50% co-investor's unwillingness to provide further financial support and a review of the financial condition of the investment, including near-term prospects, we decided not to provide the additional investment necessary to allow for recovery of CEG. Therefore, in June 2005, we recorded an impairment charge of $2.6 million to write-off CEG goodwill and a $1.0 million impairment charge to write-off the intangible assets of CEG.

        Depreciation and amortization increased $0.8 million, or 12.6%, to $6.9 million in fiscal 2006 from $6.1 million in fiscal 2005. The increase in depreciation and amortization expense in fiscal 2006 is primarily due to additional depreciation expense resulting from capital expenditures completed in fiscal 2006 and 2005.

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

        The federal and state income tax provision (benefit) represents an effective rate of 33.4% in fiscal 2006 and 33.3% in fiscal 2005. We believe that there will be sufficient taxable income in future periods to enable utilization of available deferred income tax benefits.

        Equity in earnings from unconsolidated affiliates, net of taxes, decreased $0.3 million, or 97.4%, to $9.0 thousand in fiscal 2006 from $0.3 million in fiscal 2005. In October 2004, we exercised an option to redeem our investment in an environmental liability management company formed by a customer. As a result, we received $0.9 million and recognized a gain of $0.5 million during fiscal 2005 as equity in earnings from unconsolidated affiliates. The amount earned was related to cost savings generated on an environmental remediation program managed by us.

        Discontinued operations, net of taxes, decreased $3.3 million, to a $2.9 million loss in fiscal 2006 from income of $0.4 million in fiscal 2005. We sold Omni in March 2007. In the fourth quarter of fiscal 2006 we sold PacLand and committed to sell Bellatrix. The Bellatrix sale was finalized in August 2006. The fiscal 2006 results include a $0.3 million (pre-tax) impairment charge on the assets held for sale of Bellatrix and a $5.3 million (pre-tax) loss on disposal related to the PacLand divestiture. The fiscal 2005 results include approximately ten months of activity for Bellatrix (a first quarter fiscal 2005 acquisition) and six months of activity for PacLand (a third quarter fiscal 2005 acquisition).

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

        Cash flows provided by operating activities were $8.1 million for fiscal 2007, compared to $9.6 million provided for fiscal 2006. Uses of cash by operating assets and liabilities for fiscal 2007 totaled $37.4 million and consisted primarily of the following: (1) a $17.4 million decrease in our gross deferred revenue balance, due primarily to revenue earned on Exit Strategy contracts; (2) a $13.6 million increase in our receivables due primarily to increases in our power delivery business; and (3) a $2.8 million increase in insurance recoverables due to Exit Strategy contracts which are estimated to incur costs covered by insurance. Cash used was offset by sources of cash from operating assets and liabilities totaling $39.0 million consisting primarily of the following: (1) a $17.9 million decrease in restricted investments due to collections on Exit Strategy projects, (2) a $12.6 million increase in accounts payable due primarily to increased subcontractor costs due to increased demand for energy projects and delayed payments to vendors due to conversion issues encountered with our new ERP system, (3) a $5.0 million decrease in income taxes refundable, due to the receipt of an income tax refund, and (4) a $2.2 million decrease in long-term prepaid insurance associated with our Exit Strategy contracts.

        Accounts receivable include both: (1) billed receivables associated with invoices submitted for work previously completed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the fiscal period. The magnitude of accounts receivable for a professional services company is typically evaluated as days sales outstanding ("DSO"), which is calculated by dividing both current and long-term receivables by the most recent three-month average of daily gross revenue after adjusting for acquisitions. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 105 days at June 30, 2007 from 111 days at June 30, 2006. Our goal is to reduce DSO to less than 90 days.

        Under Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. These proceeds, less any insurance premiums for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for deposited funds to earn interest at the one-year constant maturity T-Bill rate. If the deposited funds do not grow at the rate anticipated when the contract was executed, over time the deposit balance may be less than originally expected. However, there is typically an insurance policy which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

        Investing activities used cash of approximately $14.8 million during fiscal 2007, compared to $11.4 million used for fiscal 2006. The current period uses were primarily: (1) $8.6 million for property and equipment additions, (2) $4.2 million for earnout payments due to the former owners of recent acquisitions, (3) $2.8 million for the acquisition of land acquired as a Brownfield redevelopment project, and (4) $1.3 million in advances to unconsolidated affiliates.

        During fiscal 2007, financing activities provided cash of $4.0 million, consisting primarily of $8.2 million of borrowing on long-term debt ($5.0 million on the Federal Partners subordinated loan, and $3.2 million obtained by CAH), $2.0 million received for the issuance of 0.2 million shares of common stock, offset by a $6.5 million of repayments on our credit facility and other outstanding debt.

        Cash flows provided by operating activities were $9.6 million in fiscal 2006, compared to $21.4 million in fiscal 2005. In fiscal 2006, we reported a net loss of $23.8 million while we generated cash from operating activities of $9.6 million. Sources of cash generated from operating activities during fiscal 2006 consisted primarily of: (1) a $19.1 million reduction in restricted investments due to work performed on Exit Strategy contracts in excess of both increases in restricted investments for new Exit Strategy contracts and interest earned on the restricted investments; (2) $8.1 million of non-cash expense for an increase in the allowance for doubtful accounts; (3) $7.8 million in non-cash expenses for depreciation and amortization; (4) a $4.6 million decrease in insurance recoverable due to insurance proceeds received related to Exit Strategy contracts; (5) a $5.1 million decrease in accounts receivable due to increased collection efforts; (6) a $4.4 million increase in accrued compensation and benefits; (7) $5.3 million in non-cash expenses related to discontinued operations; (8) a $3.1 million increase in accounts payable; and (9) $2.2 million of non-cash expense for intangible asset write-offs. The sources of cash were partially offset by uses of cash and consisted primarily of the (1) $23.8 million net loss; (2) a $20.5 million decrease in deferred revenue that resulted from work performed on Exit Strategy contracts; and (3) an $8.9 million increase in deferred income taxes and incomes taxes payable.

        DSO, decreased to 111 days at June 30, 2006 from 120 days at June 30, 2005.

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

        Debt at June 30, 2007 and 2006 is comprised of the following (in thousands):

	2007	2006
Revolving credit agreement	$30,986	$37,100
Subordinated debt:
Federal Partners note payable, net of unamortized discount of $398	4,602	—
CAH note payable	3,200	—
Other notes payable	1,989	2,327
Lease financing obligations	1,811	906
Capital lease obligations	82	120

	42,670	40,453
Less current portion	31,618	37,608

Long-term debt	$11,052	$2,845

        On July 17, 2006, we and substantially all of our subsidiaries, entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement provides us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined (EBITDA, as defined, commencing November 28, 2007) under the Credit Agreement. The Credit Agreement contained covenants which, among other things, required us to maintain a minimum EBITDA (in thousands) of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. We must maintain average monthly backlog of $190.0 million. Capital expenditures (in thousands) are limited to $9,619, $10,099 and $10,604 for the fiscal years ended June 30, 2007, 2008, and 2009 and thereafter, respectively. We violated the EBITDA and certain other covenants during the year ended June 30, 2007, the violation of which was waived by the lender as described below. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness. The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

        On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. ("Federal Partners"), a stockholder of ours, pursuant to which we borrowed $5.0 million from Federal Partners. The loan bears interest at a fixed rate of 9.0% per annum. The loan matures on July 19, 2009. In addition, we issued a ten-year warrant to purchase up to 66,000 shares of its common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006, between us and Federal Partners. The warrant was exercised in full in February 2007.

        In January 2007 Center Avenue Holdings, LLC ("CAH"), a Company of which we are a 70% owner, entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bears interest at a fixed 10.0% annually and matures January 30, 2010. CAH was formed to purchase and remediate certain property in New Jersey; the proceeds of the loan were utilized to fund these purchases and CAH operating activities. The loan is secured by the CAH property.

        At June 30, 2006, we had borrowings outstanding pursuant to our revolving credit facility of $37.1 million at an interest rate of 10.5% (which included the additional 2.0% per the forbearance agreement as noted below), compared to $55.0 million of borrowings outstanding at an average interest rate of 5.2% at June 30, 2005. Events of default occurred under the credit agreement as a result of our failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and our violation of the coverage and leverage ratio covenants due to lower than expected earnings. As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, we entered into forbearance agreements and global amendments to the credit agreement with our lenders that extended through July 15, 2006. Under the terms of these agreements, the lenders agreed to continue to make loans under the credit agreement and forbear in the exercise of their rights and remedies under the credit agreement. The maximum amount available under the credit agreement was reduced to $49.6 million following our $20.0 million equity financing which closed in March 2006 and further reduced to $48.0 million by June 30, 2006. The forbearance agreement contained a covenant that required the Company to maintain a minimum availability of $4.5 million (increasing to $5.8 million by virtue of the cash received in the PacLand settlement), which effectively reduced the maximum amount available under the credit agreement to $42.2 million at June 30, 2006. We had $5.1 million in unused availability that we could borrow at June 30, 2006.

        Under the forbearance agreement, we were required to pay an additional 2.0% interest on outstanding loans under the credit agreement and to provide the lenders or their consultants full access to our financial records and provide the lenders with certain financial and other deliverables. We also agreed that we would not, without the consent of the lenders, incur additional indebtedness, pledge any of our assets, pay any cash dividends or make any distributions to our shareholders, except with respect to the payment of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of our assets. In addition, borrowings under the credit agreement were collateralized by all our assets.

        We have had several recent financing events as described in this report, the most recent of which occurred in January 2007. Based on our current operating plans, we believe that the existing cash resources, cash forecasted by our plans to be generated by operations, and the availability of our existing line of credit will be sufficient to meet working capital and capital requirements for the next twelve months.

        Future minimum debt payments, exclusive of the unamortized debt discount of $0.4 million in the Federal Partners subordinated note payable, as of June 30, 2007 are as follows:

Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2008	$31,404	$176	$38	$31,618
2009	45	176	29	250
2010	8,248	176	10	8,434
2011	52	176	5	233
2012	54	176	1	231
Thereafter	1,372	931	—	2,303

	$41,175	$1,811	83	43,069

Less interest:			(1)	(1)

			$82	$43,068

Contractual Obligations

        The following table sets forth, as of June 30, 2007, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates of between 7.75% to 10.5% for estimating future interest payment obligations) under contracts, such as debt and lease agreements. The rate used to project the future interest payments on our subordinated notes was between 7.75% and 10.0%. The rate used to project the future interest payments on our revolving credit agreement was a rate of 8.57% for borrowings up to $25.0 million and 10.5% for borrowings exceeding that amount:

	Payments due by period(1)
Contractual Obligations
	Total	Year 1	Years 2-3	Years 4-5	Beyond
Revolving credit agreement	$42,200	$—	$—	$42,200	$—
Subordinated debt:
Federal Partners note payable	6,051	571	5,480	—	—
CAH note payable	4,027	320	3,707	—	—
Other notes payable	2,744	515	150	148	1,931
Operating leases	52,975	11,826	18,976	10,192	11,981
Lease financing obligations	1,810	176	352	352	930
Capital leases obligations	83	38	39	6	—

Total contractual obligations	$109,890	$13,446	$28,704	$52,898	$14,842

(1)
Includes estimated interest

        We have entered into several long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites. See Note 17 to the accompanying consolidated financial statements for additional discussion of the obligations pursuant to Exit Strategy contracts.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements other than operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $13.6 million in fiscal 2007, $13.6 million in fiscal 2006, and $12.9 million in fiscal 2005. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in Contractual Obligations.

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As this interpretation is effective for fiscal years beginning after December 15, 2006, we will adopt FIN 48 on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The cumulative effect of the change on retained earnings in the statement of financial position will be disclosed in the year of adoption only. We have not completed our evaluation of the effect of adoption of FIN 48. However, due to the fact that we have established tax positions in previously filed tax returns, and are expected to take tax positions in future tax returns to be reflected in the financial statements, the adoption of FIN 48 may have a significant impact on our financial position or results of operations.

        In May 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

        In October 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company's assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We will adopt SFAS 157 on July 1, 2008 and are currently evaluating the effect, if any, that the adoption will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. We will adopt SFAS 159 on July 1, 2008 and are currently evaluating the effect, if any, that the adoption will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. We will adopt SFAS 141R on July 1, 2009 and are currently evaluating the effect, if any, that the adoption will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. We will adopt SFAS 160 on July 1, 2009 and are currently evaluating the effect, if any, that the adoption will have on our consolidated financial statements.

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

        Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the facility's maturity date. Under its term, the facility matures on July 17, 2011 or earlier at our discretion, upon payment in full of loans and other obligations.

        At June 30, 2007, we had $31.0 million outstanding on our revolving credit facility at an average interest rate of 8.9%. If both the borrowings outstanding and interest rates in effect at June 30, 2007 were to remain outstanding under the credit facility for fiscal 2008, interest expense would be approximately $2.7 million. Using the same assumptions, interest expense would increase by $274 thousand if interest rates are 10% higher and decrease by $274 thousand if interest rates are 10% lower.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

        We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, effective July 1, 2005 and changed its method of accounting for investments in certain limited liability companies effective July 1, 2004 as a result of adopting EITF 03-16, Investments in Limited Liability Companies.

        We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2007, and our report dated December 14, 2007 disclaimed an opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses and the effect of a scope limitation.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
December 14, 2007

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

Years ended June 30,	2007	2006	2005
Gross revenue	$441,643	$396,091	$358,522
Less subcontractor costs and other direct reimbursable charges	185,735	158,111	138,961

Net service revenue	255,908	237,980	219,561

Interest income from contractual arrangements	4,747	4,054	2,578
Insurance recoverables and other income	4,170	1,053	14,969
Operating costs and expenses:
Cost of services	231,025	228,556	217,298
General and administrative expenses	23,969	24,350	14,472
Provision for doubtful accounts	1,318	7,971	4,959
Goodwill and intangible asset write-offs	—	2,170	3,625
Depreciation and amortization	8,311	6,925	6,148

	264,623	269,972	246,502

Operating income (loss)	202	(26,885)	(9,394)
Registration penalties	600	—	—
Interest expense	4,359	4,545	2,438

Loss from continuing operations before taxes, minority interest, equity earnings (losses) and accounting change	(4,757)	(31,430)	(11,832)
Federal and state income tax benefit	(1,337)	(10,488)	(3,943)
Minority interest	(24)	—	(470)

Loss from continuing operations before equity earnings (losses) and accounting change	(3,396)	(20,942)	(7,419)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	(161)	9	344

Loss from continuing operations before accounting change	(3,557)	(20,933)	(7,075)
Discontinued operations, net of taxes	(77)	(2,914)	402
Cumulative effect of accounting change, net of taxes	—	—	(589)

Net loss	(3,634)	(23,847)	(7,262)
Dividends and accretion charges on preferred stock	2,233	751	766

Net loss applicable to common shareholders	$(5,867)	$(24,598)	$(8,028)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations before accounting change	$(0.33)	$(1.43)	$(0.56)
Discontinued operations, net of taxes	—	(0.19)	0.03
Cumulative effect of accounting change	—	—	(0.04)

	$(0.33)	$(1.62)	$(0.57)

Basic and diluted weighted average common shares outstanding	17,563	15,168	14,109

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except share data

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$430	$3,093
Accounts receivable, less allowances for doubtful accounts	132,879	120,829
Insurance recoverable—environmental remediation	6,381	3,546
Deferred income tax assets	13,894	15,261
Income taxes refundable	587	5,429
Restricted investment	20,830	33,230
Prepaid expenses and other current assets	11,911	8,049

Total current assets	186,912	189,437

Property and equipment:
Land and building	480	614
Equipment, furniture and fixtures	50,208	48,064
Leasehold improvements	6,881	5,385

	57,569	54,063
Less accumulated depreciation and amortization	36,126	35,105

	21,443	18,958
Goodwill	130,935	126,325
Investments in and advances to unconsolidated affiliates and construction joint ventures	5,245	4,315
Long-term restricted investment	72,651	78,856
Long-term prepaid insurance	54,395	56,612
Assets held for sale	—	458
Other assets	14,401	10,442

Total assets	$485,982	$485,403

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$31,618	$37,608
Accounts payable	54,976	41,450
Accrued compensation and benefits	22,134	20,930
Deferred revenue	31,494	39,726
Environmental remediation liabilities	4,629	2,504
Other accrued liabilities	24,007	22,214

Total current liabilities	168,858	164,432

Non-current liabilities:
Long-term debt, net of current portion	11,052	2,845
Deferred income tax liabilities	1,519	4,689
Long-term deferred revenue	134,901	143,979
Long-term environmental remediation liabilities	7,861	9,302
Minority interest in subsidiary	62	—

Total liabilities	324,253	325,247

Convertible redeemable preferred stock	—	15,000

Commitments and contingencies
Shareholders' equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, 0 and 15,000 shares issued and outstanding, respectively, as convertible redeemable, liquidation preference of $15,000 at June 30, 2006	—	—
Common, $.10 par value; 30,000,000 shares authorized, 18,240,509 and 18,237,027 issued and outstanding, respectively, at June 30, 2007, and 16,720,420 shares issued and outstanding at June 30, 2006	1,824	1,672
Additional paid-in capital	147,229	125,152
Retained earnings	12,453	18,320
Accumulated other comprehensive income	256	12
Treasury stock, at cost	(33)	—

Total shareholders' equity	161,729	145,156

Total liabilities and shareholders' equity	$485,982	$485,403

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years ended June 30,	2007	2006	2005
Cash flows from operating activities:
Net loss	$(3,634)	$(23,847)	$(7,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	8,339	7,750	6,611
Directors deferred compensation	165	146	140
Stock-based compensation expense	1,804	1,315	—
Cumulative effect of accounting change	—	—	589
Loss on sale of PacLand	—	5,336	—
Provision for doubtful accounts	1,318	8,066	4,959
Non-cash interest income	(12)	(39)	(170)
Deferred income taxes	(1,803)	(7,126)	(5,497)
Equity in (earnings) losses from unconsolidated affiliates	161	(9)	(344)
Equity (earnings) losses from construction joint ventures	47	(327)	—
Goodwill and intangible asset write-offs	—	2,170	3,625
Impairment on assets	85	268	—
Minority interest	(24)	—	(470)
Loss on disposals of assets	189	375	464
Gain on sale of land	(108)	—	—
Other non-cash items	55	3	987
Excess tax benefit from option exercises	(103)	(59)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(13,563)	5,050	(21,662)
Insurance recoverable—environmental remediation	(2,835)	4,634	(4,325)
Income taxes	5,035	(1,736)	(2,237)
Restricted investments	17,867	19,092	5,796
Prepaid expenses and other current assets	(406)	(1,659)	(1,630)
Long-term prepaid insurance	2,217	267	(9,067)
Other assets	(344)	511	618
Accounts payable	12,552	3,102	17,295
Accrued compensation and benefits	1,323	4,370	2,258
Deferred revenue	(17,411)	(20,484)	15,482
Environmental remediation liabilities	(1,102)	815	8,121
Other accrued liabilities	(1,690)	1,652	7,113

Net cash provided by operating activities	8,122	9,636	21,394

Years ended June 30,	2007	2006	2005
Cash flows from investing activities:
Additions to property and equipment	$(8,581)	$(7,839)	$(6,260)
Restricted investments (current and long-term)	994	1,401	(12,349)
Acquisition of businesses and earnout payments, net of cash acquired	(4,237)	(5,191)	(17,589)
Proceeds from sale of businesses, net of cash sold	400	39	—
Proceeds from sale of fixed assets	235	201	—
Acquisition of land held for sale	(2,826)	—	—
Proceeds from sale of land	489	—	—
(Investments in and advances to) proceeds from unconsolidated affiliates	(1,271)	(1)	749

Net cash used in investing activities	(14,797)	(11,390)	(35,449)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(6,114)	(17,900)	14,500
Proceeds from issuance of common stock, net	2,000	19,920	—
Payments on long-term debt and other	(413)	(1,665)	(2,076)
Borrowings of long-term debt	8,234	877	55
Proceeds from exercise of stock option and warrants	202	231	1,377
Excess tax benefit from options exercises	103	59	—

Net cash provided by financing activities	4,012	1,522	13,856

Decrease in cash and cash equivalents	(2,663)	(232)	(199)
Cash and cash equivalents, beginning of year	3,093	3,325	3,524

Cash and cash equivalents, end of year	$430	$3,093	$3,325

Supplemental cash flow information:
Interest paid	$4,328	$4,153	$2,332
Income taxes paid (refunds)	(4,571)	(3,266)	3,958
Capital expenditures included in accounts payable	1,681	707	232
Liabilities assumed from acquisitions	—	—	3,652
Issuance of common stock and warrants issued in connection with businesses acquired	162	1,054	3,453
Liabilities recorded in conjunction with private placement	—	300	—
Conversion of convertible redeemable preferred stock to common stock	16,958	—	—
Liabilities assumed from contractual arrangements:
Environmental remediation liabilities assumed pursuant to Exit Strategy projects	2,810	4,581	8,216
Assets received to fund environmental remediation liabilities	2,810	3,050	5,491

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

In thousands, except share data

	Common Stock					Treasury Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Number of Shares	Amount	Total Shareholders' Equity
Balance, July 1, 2004	14,850,028	$1,485	$98,848	$50,946	$—	942,980	$(2,897)	$148,382
Issuance of common stock and warrants in connection with businesses acquired	207,918	21	3,432	—	—	—	—	3,453
Exercise of stock options and warrants (including tax benefits)	223,633	22	2,029	—	—	—	—	2,051
Dividends and accretion charges on preferred stock	42,617	4	644	(766)	—	—	—	(118)
Directors' deferred compensation	8,388	1	139	—	—	—	—	140
Net loss	—	—	—	(7,262)	—	—	—	(7,262)

Balance, June 30, 2005	15,332,584	1,533	105,092	42,918	—	942,980	(2,897)	146,646
Issuance of common stock, net of issuance costs	1,219,183	122	16,901	—	—	(942,980)	2,897	19,920
Issuance of common stock and warrants in connection with businesses acquired	74,893	7	1,047	—	—	—	—	1,054
Exercise of stock options and warrants (including tax benefits)	26,875	3	266	—	—	—	—	269
Dividends and accretion charges on preferred stock	55,359	6	686	(751)	—	—	—	(59)
Stock-based compensation	—	—	1,315	—	—	—	—	1,315
Directors' deferred compensation	11,526	1	145	—	—	—	—	146
Registration penalty on private placement	—	—	(300)	—	—	—	—	(300)
Comprehensive loss:
Net loss	—	—	—	(23,847)	—	—	—	(23,847)
Unrealized gains on available for sale securities	—	—	—	—	12	—	—	12

Total comprehensive loss								(23,835)

Balance, June 30, 2006	16,720,420	1,672	125,152	18,320	12	—	—	145,156
Issuance of common stock, net of issuance costs	204,290	20	1,980	—	—	—	—	2,000
Issuance of common stock and warrants in connection with businesses acquired	15,958	2	160	—	—	—	—	162
Common stock warrants issued with debt	—	—	582	—	—	—	—	582
Exercise of stock options and warrants (including tax benefits)	119,778	12	271	—	—	—	—	283
Dividends and accretion charges on preferred stock	30,595	3	272	(2,233)	—	—	—	(1,958)
Conversion of convertible redeemable preferred stock into common stock	1,132,075	113	16,845	—	—	—	—	16,958
Stock-based compensation	—	—	1,804	—	—	—	—	1,804
Directors' deferred compensation	17,393	2	163	—	—	—	—	165
Common stock acquired in connection with sale of Bellatrix	—	—	—	—	—	3,482	(33)	(33)
Comprehensive loss:
Net loss	—	—	—	(3,634)	—	—	—	(3,634)
Unrealized gains on available for sale securities	—	—	—	—	244	—	—	244

Total comprehensive loss								(3,390)

Balance, June 30, 2007	18,240,509	$1,824	$147,229	$12,453	$256	3,482	$(33)	$161,729

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except per share data

Note 1. Company Background and Basis of Presentation

        TRC Companies, Inc., through its subsidiaries (collectively, the "Company"), is an engineering, consulting, and construction management firm that provides integrated services to the environmental, energy, infrastructure, and real estate markets. Its project teams provide services to help its commercial, industrial, and government clients implement projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.

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

        The Company incurred significant losses in fiscal 2007, 2006 and 2005. The Company expects to generate earnings; however, may continue to incur losses in the future. The Company is taking action to be profitable and generate positive cash flows from operations. Specifically, the Company is enhancing its controls over project acceptance, which it believes will reduce the level of contract losses; is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; is improving the timeliness of customer invoicing, and enhancing its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce the Company's reliance on its revolving credit agreement; and improving project management, which it believes will result in higher levels of project profitability. Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the credit facility are adequate to meet the Company's requirements for the foreseeable future.

        As discussed in Note 9, in June 2006, the Company sold the assets of the Pacific Land Design, Inc. and Pacific Land Design Roseville, Inc. entities (together "PacLand"), in August 2006 sold the assets of the Bellatrix business in Phoenix, Arizona ("Bellatrix") and in March 2007 sold the assets of TRC Omni Environmental Corporation ("Omni"). The operations of these entities have been segregated and are shown as discontinued operations in the consolidated statements of operations. At June 30, 2006, the assets of Bellatrix were shown as assets held for sale in the consolidated balance sheet.

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements

        Revenue Recognition:    The Company recognizes contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit components: (1) remediation and (2) operation, maintenance and monitoring. The Company earns revenue from fixed-price, time-and-materials and cost-plus contracts as described below.

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

        Unit price contracts are a subset of fixed-price contracts. Under unit price contracts, the Company's clients pay a set fee for each service or unit of production. The Company recognizes revenue under unit price contracts as it completes the related service transaction for its clients. If the Company's costs per service transaction exceed original estimates, its profit margins will decrease and it may realize a loss on the project unless it can receive payment for the additional costs.

Time-and-Materials

        Under time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for its actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs in connection with its performance under the contract. The Company's profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared to negotiated billing rates. Revenue on time-and-materials contracts is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs on the projects.

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

        Cost-Plus Fixed Rate. Under the Company's cost-plus fixed rate contracts, it charges clients for its costs plus negotiated rates based on its indirect costs. In negotiating a cost-plus fixed rate contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. The

Company recognizes revenue based on the actual total costs it has expended plus the applicable fixed rate. If the actual total costs are lower than the total costs the Company has estimated, its revenue from that project will be lower than originally estimated.

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

Other Contract Matters

        The Company has fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. These proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the consolidated statement of operations.

        The net proceeds held by the insurer, and interest growth thereon, are recorded as an asset (current and long-term restricted investment) on the Company's consolidated balance sheet, with a corresponding liability related to the net proceeds (current and long-term deferred revenue). Consistent with the Company's other fixed price contracts, the Company recognizes revenue on Exit Strategy contracts using the percentage-of-completion method. Under this method for revenue recognition, the Company estimates the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. The Company utilizes an efforts-expended cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Pursuant to SOP 81-1, certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring.

        In instances where the Company establishes that: (1) costs will exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, the Company will record an insurance recovery up to the amount of the Company's insured costs. An insurance gain, that is, an amount to be recovered in excess of the Company's recorded costs, is not recognized until all contingencies relating to the Company's insurance claim have been resolved. The Company defines the resolution of contingencies, with respect to insurance claims, as the receipt of insurance proceeds. Insurance recoveries are reported as insurance recoverables and other income on the Company's consolidated statement of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss first becomes known.

        Federal Acquisition Regulations ("FAR"), which are applicable to the Company's federal government contracts and may be incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR or with certain state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. Most of the Company's federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

        These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency ("DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the Company has improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. The Company's last audit was for fiscal 2001 and resulted in a $127 adjustment. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

        Accounting for Investments—Effective July 1, 2004, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16") issued by the Financial Accounting Standard Board ("FASB"). EITF 03-16 requires that investments in limited liability companies be accounted for similarly to a limited partnership investment. As a result, investors are required to apply the equity method of accounting at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The new accounting guidance in EITF 03-16 required the Company to change its method of accounting for its 19.9% investment in a start-up energy savings company from the cost method to the equity method. Accordingly, the Company recorded an adjustment in the first quarter of fiscal 2005 for the cumulative effect of this change in accounting principle equal to its pro rata share of the energy savings company's losses, up to the carrying amount, since making the investment in fiscal 2001. The cumulative effect of the accounting change increased the net loss for the year ended June 30, 2005 by $0.6 million (net of an income tax benefit of $0.4 million) or $0.04 per basic and diluted share.

        Accounting for FIN 46(R)—On December 24, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, FIN 46(R), which was applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company determined that Co-Energy ("CEG") is a Variable Interest Entity ("VIE") and the Company is the primary beneficiary, which resulted in the need to consolidate CEG into the Company's financial statements beginning in April 2004. On this date, in accordance with the provisions of FIN 46(R), the Company measured the assets, liabilities, and noncontrolling interests of CEG at their fair values. Prior to applying the provisions of FIN 46(R) to investment in entities with variable interests as defined in FIN 46(R), the Company accounted for its investments in these entities using the equity method, as required by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," ("APB 18") and ARB No. 51, "Consolidated Financial Statements," ("ARB 51").

        Goodwill and Other Intangible Assets—The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. The Company's policy is to amortize customer relationships with determinable lives over their estimated useful lives ranging from five to 15 years. Contract backlog and other intangibles with contractual terms are amortized over their estimated useful lives ranging from two to six years. The Company reviews the economic lives of its intangible assets annually. As required by SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") goodwill and indefinite-lived intangibles are not amortized, but are evaluated at least annually for impairment as described in "Long-Lived Assets" below. The Company reviews the economic lives of its intangible assets annually.

        Restricted Investment—The current and long-term restricted investment balance relates to the Company's Exit Strategy contracts. Under the terms of the majority of Exit Strategy contracts, the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The deposited funds are recorded as a restricted investment with a corresponding amount shown as deferred revenue on the Company's consolidated balance sheets. The restricted investment represents cash deposits which are recorded at historical cost that approximates fair value. At inception, the policy periods range from ten to thirty-two years. The current portion of the restricted investment represents the amount the Company estimates it will collect from the insurer over the next year. Beginning in fiscal 2006, a portion of the restricted investment funds are invested in equity securities which are accounted for as available for sale investments pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value with the unrealized appreciation reported as a separate component of comprehensive loss. The specific identification method was used to determine cost in computing the unrealized gain or loss. There were no realized gains or losses in any periods presented. If the Company determines that such losses are other than temporary, they will be charged to earnings.

        The following tables summarize investments:

	Amortized Cost	Gross Unrealized Gains	Fair Value
June 30, 2007
Mutual Funds	$4,380	$256	$4,636

June 30, 2006
Mutual Funds	$4,328	$12	$4,340

        Comprehensive loss—The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that are not the result of transactions with owners. The following table sets forth the components of comprehensive loss for the years ended June 30:

	2007	2006	2005
Net loss	$(3,634)	$(23,847)	$(7,262)
Unrealized gains on available for sale securities arising during year	244	12	—

Total comprehensive loss	$(3,390)	$(23,835)	$(7,262)

        Property and Equipment—Property and equipment are recorded at cost, including costs to bring the equipment into operation. Major improvements to and betterments that extend the useful life of existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the lives of the various leases or the useful lives of the improvements.

        Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. In accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. As of June 30, 2007 capitalized software was amortized over three to five years.

        Long-Lived Assets—The Company periodically assesses the recoverability of the unamortized balance of its long-lived assets including amortizing intangible assets based on expected future profitability and undiscounted expected cash flows. When the review indicates that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the long-lived asset is recognized as an impairment loss.

        Leases and Lease Financing Obligations—The Company accounts for leases under the provisions of SFAS No. 13, "Accounting for Leases," and related accounting guidance. For lease agreements that provide for escalating rent payments and rent holidays, the Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences when the Company becomes obligated under the terms of the lease agreement.

        EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction" ("EITF 97-10") is applied if the Company pays or can be required to pay any portion of construction costs generally associated with tenant improvement costs. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of the tenant improvements. Accordingly, the Company records a construction-in-process asset for the tenant improvements with an offsetting lease finance obligation which is included in current and long-term debt in the Company's consolidated balance sheets. These leases typically do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, "Accounting for Leases: Sale-Leaseback Transactions involving Real Estate; Definition of the Lease term; and Initial Direct Costs of Direct Financing Leases," generally due to the Company's continuing involvement with the property. As a result, the tenant improvements and associated lease financing obligations remain on the Company's consolidated balance sheets when construction is completed. The lease financing obligation is amortized over the lease term based on the payments designated in the lease agreement, and the tenant improvement assets are amortized on a straight line basis over the lesser of their useful lives or lease term.

        Consolidation—The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE under generally accepted accounting principles.

        Voting Interest Entities.    Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. Voting interest entities are consolidated in accordance with ARB No. 51, "Consolidated Financial Statements" ("ARB 51"), as amended. ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has a majority voting interest.

        Variable Interest Entities.    VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FIN 46(R), the Company consolidates all VIEs of which it is the primary beneficiary.

        The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

        Equity-Method Investments.    When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity's operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation, or 3% - 5% to 50% for a partnership or Limited Liability Company) and has an investment in common stock or in-substance common stock, the Company accounts for its investment in accordance with the equity method of accounting prescribed by APB 18.

        In fiscal 2001, the Company made a 50% investment in CEG, a privately held energy services contracting company, that specialized in the installation of ground source heat pump systems. The Company determined that CEG is a VIE and the Company became the primary beneficiary, which resulted in the need to consolidate CEG into the Company's financial statements effective April 1, 2004.

        Metuchen Realty Acquisition, LLC ("Metuchen") is also a VIE, however, Metuchen is not consolidated because the Company is not the primary beneficiary. The Company has a 50% interest in Metuchen which was established in 1999 to acquire, remediate, improve and sell a commercial real estate site located in Metuchen, New Jersey. The Company accounted for the investment using the equity method. The Company's maximum exposure to loss as a result of its involvement with this VIE was equal to the amount invested in the property, approximately $2,000. The Company sold its interest in Metuchen in July 2007 for approximately $3,300. The sale resulted in the recognition of a loss of approximately $17 in the first quarter of fiscal 2008.

        The Company has a 50% interest in Environmental Restoration LLC ("ER LLC"), which was established in 2003 to engage in the business of wetland mitigation banking. The Company accounts for the investment using the equity method of accounting. The Company incurred an impairment loss related to its investment in ER LLC of approximately $400 in the fourth quarter of fiscal 2007 which is included in equity in earnings (losses) from unconsolidated affiliates, net of taxes in the consolidated statements of operations.

        Formation of Limited Liability Company.    In the third quarter of fiscal 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"). The Company maintains a 70% ownership position in CAH. CAH was formed to purchase and remediate certain property in New Jersey. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bears interest at a fixed 10.0% annually and matures January 30, 2010. The loan is secured by the CAH property. The proceeds from the loan are being used to purchase and remediate the property. CAH is consolidated into the Company's consolidated financial statements with the other party's ownership interest recorded as minority interest.

        Earnings per Share—Basic earnings per share ("EPS") is determined as net loss applicable to common shareholders divided by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company's preferred stock (prior to its conversion to common stock). The Company utilizes the treasury stock method of computing diluted EPS. Additionally, when computing dilution related to the preferred stock, the Company included, if dilutive, the greater of: (1) the potential number of common shares issued assuming conversion or (2) the potential number of common shares issued assuming redemption. The conversion of preferred stock was assumed as of the beginning of the period.

        For the fiscal years ended June 30, 2007, 2006 and 2005, the Company reported a net loss; therefore, diluted EPS was equal to basic EPS. Also as a result of the net loss, 404, 932 and 932 shares from the assumed conversion of preferred stock were excluded from the calculation of diluted EPS for fiscal 2007 (prior to conversion), 2006 and 2005, respectively, as it was anti-dilutive. The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) in fiscal 2007, 2006 and 2005 was 1,264, 2,009 and 1,038, respectively.

        The following table sets forth the computations of basic and diluted EPS for the years ended June 30:

	2007	2006	2005
Loss from continuing operations before discontinued operations and accounting change	$(3,557)	$(20,933)	$(7,075)
Discontinued operations, net of taxes	(77)	(2,914)	402
Cumulative effect of accounting change, net of taxes	—	—	(589)

Net loss	(3,634)	(23,847)	(7,262)
Dividends, accretion and conversion charges on preferred stock	2,233	751	766

Net loss applicable to common shareholders	$(5,867)	$(24,598)	$(8,028)

Weighted average common shares outstanding	17,563	15,168	14,109

Loss per share	$(0.33)	$(1.62)	$(0.57)

        Employee Benefit Plans—The Company has 401(k) savings plans covering substantially all employees. The Company contributes up to 3% of an employee's salary to the Plan depending on a participant's election. The Company's contributions to the plans were approximately $2,581, $2,490 and $2,395 in fiscal 2007, 2006 and 2005, respectively. The Company does not provide post-employment or other post-retirement benefits.

        Fair Value of Financial Instruments—Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's revolving credit agreement and subordinated notes payable at June 30, 2007 and 2006, approximate fair value as the interest rates on the instruments change with market interest rates or due to the short nature of their maturities. The carrying amount of the Company's remaining notes payable at June 30, 2007 and 2006, approximate fair value as the fixed interest rates approximate current rates for these obligations. The Company's restricted investments and insurance recoverables approximate fair value as of June 30, 2007 and 2006.

        Properties available for sale—Included in other assets are certain acquired properties that are available for sale in the amounts of $7,336 and $2,870 as of June 30, 2007 and 2006, respectively. The Company has acquired properties in connection with certain Exit Strategy contracts. In addition to completing remediation services pursuant to the contracts, the Company plans to sell the properties. The properties are recorded at fair value upon acquisition.

        Environmental remediation liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125," upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability is included in insurance recoverables and other income. For the year ended June 30, 2007, income was $602.

        If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to SOP 96-1, "Environmental Remediation Liabilities." Environmental remediation liabilities recorded pursuant to SOP 96-1 are discounted when the amount and timing of the clean-up activities can be reliably determined. At June 30, 2007, the environmental liability for one project was discounted as the amount and timing of the remaining monitoring activities could be reliably determined. A discount of $420 was calculated using a risk-free discount rate of 4.9%. Estimated remediation costs for clean-up activities are based on experience, the site assessment and the remedial solution selected. The liability is regularly adjusted as estimates are revised and as clean-up proceeds. The undiscounted environmental liability at June 30, 2007 was $12,910.

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

        Self-Insurance Reserves—The Company is self-insured for certain losses related to workers' compensation and employee medical benefits. Costs for self-insurance claims are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop-loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the amount recorded.

        Income Taxes—The Company uses the asset and liability approach in accounting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established against net deferred tax assets not likely to be realized.

        Stock-Based Compensation—On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company's employees and directors including stock options, restricted stock, and other stock-based awards based on estimated fair values. SFAS 123(R) supersedes previous accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. The consolidated financial statements, as of and for the years ended June 30, 2007 and 2006, reflect the impact of SFAS 123(R). Total non-cash stock-based compensation expense on options for the years ended June 30, 2007 and 2006, was $1,684 and $1,315, respectively, which consisted primarily of stock-based compensation expense related to employee stock option awards. In addition the Company recognized $120 of compensation expense for fully vested warrants issued to consultants in July 2006.

        Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense for employee stock options was recognized in the Company's consolidated statements of operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method used in adopting SFAS 123(R), the Company's results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

        Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the years ended June 30, 2007 and 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of June 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to June 30, 2005 was based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted is recognized using the ratable single-option method. The amount of compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. As stock-based compensation expense recognized in the Company's results of operations for the years ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the notes to the consolidated financial statements for the related periods.

        Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value options granted are as follows:

	Year Ended June 30,
	2007	2006	2005
Risk-free interest rate	4.46% - 5.11%	4.42% - 5.03%	3.33% - 3.88%
Expected life	3.8 - 6.0 years	5.5 - 6.0 years	5.0 years
Expected volatility	36.6% - 50.0%	50.0%	52.9% - 54.5%
Expected dividend yield	None	None	None

        The weighted average grant date fair value of options granted during fiscal 2007, 2006 and 2005 was $4.64, $5.58, and $8.02, respectively.

        Beginning July 1, 2005, the Company estimated the volatility of its stock using historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility. Prior to the adoption of SFAS 123(R), the Company had used historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed below.

        The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's employee stock options. The dividend yield assumption is based on the Company's history and expected dividend payouts.

        The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company has determined the 2007 and 2006 expected term assumptions under the "Simplified Method" as defined in SAB 107 as it is unable to make reasonable expectations regarding future exercise patterns due to the uncertainties surrounding its delinquent annual and quarterly reports. Prior to the adoption of SFAS 123(R), the Company used its historical settlement experience to derive the expected term for the purposes of the pro forma information as disclosed.

        The following table illustrates the effect on net loss and loss per share had compensation cost been determined based on grant date fair values of awards under the provisions of SFAS 123, for the year ended June 30, 2005:

Net loss, as reported	$(7,262)
Less stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes	(1,291)

Net loss, pro forma	(8,553)
Dividends and accretion charges on preferred stock	766

Net loss applicable to common shareholders, pro forma	$(9,319)

Basic and diluted loss per share, as reported	$(0.57)

Basic and diluted loss per share, pro forma	$(0.61)

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimated costs to complete long-term fixed-price and non-fixed price contracts, allowances for doubtful accounts, estimates of future cash flows associated with long-lived assets, fair value of long-lived assets and realization of deferred income tax assets. Actual results could differ from these estimates.

        New Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As this interpretation is effective for fiscal years beginning after December 15, 2006, the Company will adopt FIN 48 on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The cumulative effect of the change on retained earnings in the statement of financial position will be disclosed in the year of adoption only. The Company has not completed our evaluation of the effect of adoption of FIN 48. However, due to the fact that the Company has established tax positions in previously filed tax returns, and is expected to take tax positions in future tax returns to be reflected in the financial statements, the adoption of FIN 48 may have a significant impact on its financial position or results of operations.

        In May 2007, the FASB issued FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

        In October 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company's assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company will adopt SFAS 157 on July 1, 2008 and is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," ("SFAS 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS 159 on July 1, 2008 and is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Company will adopt SFAS 141R on July 1, 2009 and is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The Comapny will adopt SFAS 160 on July 1, 2009 and is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

Note 3. Accounts Receivable

        At June 30, 2007 and 2006, accounts receivable were comprised of the following:

	2007	2006
Billed	$84,895	$72,602
Unbilled	54,113	56,058
Retainage	4,706	5,056

	143,714	133,716
Less allowances for doubtful accounts	10,835	12,887

	$132,879	$120,829

        A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period. Management expects that almost all unbilled amounts will be billed and collected within one year. Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

        As discussed in Note 2, claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of additional costs. Costs attributable to claims are treated as costs of contract performance as incurred. As of June 30, 2007 and 2006, the Company had recorded a claim receivable of $1,032 and $989, respectively, equal to the contract costs incurred for the claim. The claim relates to a design build infrastructure project in which the Company was a subcontractor. The ultimate client for the project is a state government entity. While the amount of ultimate recovery cannot be predicted at this time, there exists the possibility of recovering amounts beyond the claim receivable from the state government entity. The Company accounts for gain contingencies in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," ("SFAS 5") and therefore does not record a gain contingency and recognize revenue until it is earned and realizable. At June 30, 2007, the Company had not recorded a gain contingency in the consolidated financial statements.

Note 4. Restricted Investment

        The current and long-term restricted investment balance relates to the Company's Exit Strategy contracts. Under the terms of most Exit Strategy contracts, the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The deposited funds are recorded as a restricted investment with a corresponding amount included as a component of deferred revenue in the Company's consolidated balance sheets. At inception the policy periods typically range from ten to thirty-two years. The current portion of the restricted investment represents the amount the Company estimates it will collect from the insurer over the next year.

        The deposited funds earn interest at the one-year constant maturity U.S. Treasury Bill rate, reset on the anniversary of each policy. The Company receives funds from the restricted investment as it performs work on Exit Strategy contracts. Upon expiration of the policies, remaining funds in the restricted accounts will be remitted to the Company as provided in the policy. At June 30, 2007 and 2006 the one-year constant maturity U.S. Treasury Bill rate earned by the Company ranged from 4.90% to 5.21% and from 3.81% to 5.21%, respectively.

        Also included in the restricted investment balance are funds held in escrow or in trust in accordance with contractual terms of an Exit Strategy contract entered into in fiscal 2005 and a CAH remediation contract entered into in fiscal 2007. The restricted investments held in escrow and trust accounts earned interest of approximately $240, $140 and $9 during fiscal 2007, 2006 and 2005, respectively, which was recorded as income and reflected as an operating activity in the consolidated statements of cash flows.

Note 5. Long-Term Prepaid Insurance

        Long term prepaid insurance relates to insurance premiums and other fees paid for environmental remediation cost cap and pollution legal liability insurance policies for the Company's Exit Strategy contracts. The insurance premiums and fees are amortized over the life of the policies which have terms typically ranging from ten to thirty-two years. The portion of the premiums and fees paid for the insurance polices that will be amortized over the next year are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.

Note 6. Other Accrued Liabilities

        At June 30, 2007 and 2006, other accrued liabilities were comprised of the following:

	2007	2006
Additional purchase price payments	$2,772	$2,774
Contract costs	2,594	3,295
Contract loss reserves	4,335	5,140
Audit and legal costs	8,841	6,105
Lease obligations	2,223	1,869
Registration penalty	900	300
Other	2,342	2,731

	$24,007	$22,214

Note 7. Deferred Revenue

        Deferred revenue represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue over the next year.

Note 8. Acquisitions and Dispositions

(a) Acquisitions

        The Company did not complete any acquisitions in fiscal 2007 or 2006. However, during fiscal 2007 and 2006, the Company made additional purchase price cash payments of $4,237 and $5,191, respectively, related to acquisitions completed in prior years. In addition during fiscal 2007 and 2006, the Company issued 16 and 75 shares of common stock valued at $162 and $1,054, respectively, related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets, as well as amendments of future earnout arrangements which changed the calculated multiple based on operating income to a predetermined amount.

        In fiscal 2005, the Company completed nine acquisitions with an aggregate initial purchase consideration of $17,894 (net of cash acquired), resulting in additions to goodwill of $4,495 and other intangible assets of $9,405 ($8,278 of intangible assets with determinable lives and $1,127 with indefinite lives). The aggregate initial consideration consisted of cash of $13,069, approximately 101 shares of the Company's common stock valued at $1,775, and $3,275 in promissory notes. The acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"). The two largest acquisitions completed in fiscal 2005 were PacLand and Environomics, Inc. ("Environomics").

        In January 2005, the Company completed the acquisition of PacLand, a civil engineering firm headquartered in Seattle, Washington. PacLand provided site planning, land use and environmental entitlement, civil engineering, and traffic and transportation design consulting for large-scale commercial land owners, private developers, REITs and national retailers. The initial purchase price of $6,525 (net of cash acquired) consisted of cash of $4,498, three-year promissory notes totaling $2,325. As a result of this acquisition, goodwill of $1,616 and other intangible assets of $3,716 ($3,328 of intangible assets with determinable lives and $388 with indefinite lives) were recorded. As discussed below, PacLand was sold to the original owners in June 2006.

        In December 2004, the Company completed the acquisition of Environomics, an environmental consulting and engineering services firm headquartered in Phoenix, Arizona. Environomics provides consulting for indoor air quality and mold issues for existing and new construction. The initial purchase price of $3,718 (net of cash acquired) consisted of cash of $2,953 and approximately 43 shares of the Company's common stock valued at $765. As a result of this acquisition, goodwill of $658 and other intangible assets of $1,670 ($1,441 of intangible assets with determinable lives and $229 with indefinite lives) were recorded.

        In fiscal 2005, the Company made the additional purchase cash payments of $4,520 relating to acquisitions completed in current and prior years. The payments were made due to the achievement of certain financial objectives, primarily operating income targets.

        Operating results for acquired companies are included in the consolidated financial statements from the dates of acquisition. The following table provides unaudited pro forma results of operations for the year ended June 30, 2005 as if the acquisitions had occurred at the beginning of the earliest fiscal year presented. The pro forma results include adjustments for increased interest expense on acquisition borrowings, amortization of intangible assets (excluding goodwill and indefinite-lived intangible assets) and related income tax effects. However, pro forma results do not include any anticipated cost savings or other effects of planned integration. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisitions had closed on the dates indicated or that may result in the future.

Years ended June 30, (unaudited)	2005
Gross revenue	$375,567

Net service revenue	$231,747

Loss from continuing operations before discontinued operations and accounting change	$(6,012)
Discontinued operations, net of taxes	596
Cumulative effect of accounting change	(589)

Net loss	(6,005)
Dividends and accretion charges on preferred stock	766

Net loss applicable to common shareholders	$(6,771)

Basic and dilulted loss per share, as reported	$(0.57)

Basic and dilulted loss per share, pro forma	$(0.48)

(b) Discontinued Operations

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company accounts for the results of operations of a component of an entity that has been disposed of, or that meets all the criteria for held for sale, as discontinued operations if the components' operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The held for sale classification requires having appropriate approval by the Company's management and other criteria. When all of these criteria are met, the component is classified as held for sale, and its operations are reported as discontinued operations.

Omni divestiture

        On March 30, 2007 the Company sold the assets of Omni. The Omni sale included fixed assets, certain receivables, and accrued liabilities for consideration of approximately $235, subject to certain post closing adjustments. The Company recorded a goodwill impairment charge of $85 related to the Omni transaction which is included in the loss from discontinued operations in the consolidated statement of operations for the year ended June 30, 2007. At June 30, 2007 the Company has a receivable related to the sale of Omni for approximately $125.

PacLand divestiture

        The June 2006 sale was part of a settlement between the Company and the original sellers of PacLand, acquired by the Company in 2005. The sellers sued the Company to collect on certain promissory notes issued by the Company in connection with the acquisition. The Company asserted defenses to such promissory notes and counterclaimed for breach of fiduciary duty and securities fraud as well as requested indemnification against losses for breach by the sellers of the stock purchase agreement related to the transaction. Pursuant to the settlement, the Company received $39, net of the cash sold, and transferred all of the assets of PacLand to an entity designated by the original sellers. In addition, the settlement included releases from all claims related to the Stock Purchase Agreement and Employment Agreements related to the Company's purchase of PacLand including further payments under the Stock Purchase Agreement and promissory notes issued in connection with the transaction. As a result of the settlement the Company recorded a loss on disposition of $5,336 before taxes in the fourth quarter of fiscal 2006. This loss is included in the loss from discontinued operations for fiscal 2006.

Bellatrix divestiture

        In the fourth quarter of fiscal 2006, management of the Company committed to a plan to sell Bellatrix to its original owner. The sale was finalized on August 31, 2006, and included all fixed assets of Bellatrix. The Company received a cash payment of $400, a promissory note of $88 due on August 31, 2007 bearing interest at a rate of 6% per year, as well as three thousand shares of TRC common stock, with a fair value of $33 on the date of sale. The Company recorded a goodwill impairment charge of $268 related to the Bellatrix transaction which is included in the loss from discontinued operations in the consolidated statement of operations for the year ended June 30, 2006.

        The summarized, combined statements of operations for discontinued operations were as follows:

	2007	2006	2005
Gross revenue	$3,256	$19,365	$12,336

Net service revenue	$2,452	$14,036	$8,292

Operating income (loss)	$(117)	$976	$676
Interest expense	—	(7)	(4)
Loss on disposition of assets	—	(5,336)	—

Income (loss) from discontinued operations before income taxes	(117)	(4,367)	672
Income tax (benefit) expense	(40)	(1,453)	270

Discontinued operations, net of taxes	$(77)	$(2,914)	$402

Note 9. Goodwill and Intangible Assets

        At June 30, 2007, the Company had $130,935 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually. The assessment of goodwill involves the estimation of the fair value of the Company as defined by SFAS 142.

        The Company completed the required annual assessment of the recoverability of goodwill for fiscal 2007. In performing the goodwill assessment, the Company used current market capitalization and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company completed this assessment as of the December 31, 2006 assessment date, and determined that no impairment existed. There can be no assurance that future events will not result in an impairment of goodwill or other assets.

        During the first quarter of fiscal 2007, the Company amended the earnout agreement with the principals of Environomics. The agreement resulted in a change to the earnout payment from a calculated multiple based on operating income to a predetermined amount. As a result, the Company recorded additional goodwill of $3,015 during the first quarter of fiscal 2007. The earnout is payable in quarterly payments of $503 each, through January 2008.

        The changes in the carrying amount of goodwill for fiscal 2007 and 2006 are as follows:

	2007	2006
Goodwill, beginning of period	$126,325	$123,122
Additional purchase price payments	4,776	5,165
Other purchase price adjustments	—	135
Discontinued operations	(166)	(2,097)

Goodwill, end of period	$130,935	$126,325

        Identifiable intangible assets as of June 30, 2007 and 2006 are included in other assets on the consolidated balance sheets and were comprised of:

	2007		2006
Identifiable intangible assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
With determinable lives:
Contract backlog	$284	$239	$616	$399
Customer relationships	7,166	1,733	7,166	1,214
Trade names	—	—	139	—
Other	190	142	190	108

	7,640	2,114	8,111	1,721
With indefinite lives:
Other	726	300	726	300

	$8,366	$2,414	$8,837	$2,021

        Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately twelve years. The weighted average periods of amortization by intangible asset class is approximately two years for contract backlog assets, fourteen years for client relationship assets and six years for other assets. The amortization of intangible assets for the years ended June 30, 2007, 2006 and 2005 was $863, $818 and $817, respectively. Estimated amortization of intangible assets over the next five fiscal years is as follows: fiscal 2008—$587; fiscal 2009—$537; fiscal 2010—$520; fiscal 2011—$493; fiscal 2012—$493 and thereafter—$2,896.

        During the year ended June 30, 2006, in conjunction with management's decisions to include its various subsidiaries under one trade name, the Company assigned a useful life to its trade name intangible assets which were previously classified as indefinite-lived intangible assets. As required by SFAS 142, prior to beginning to amortize the assets, the Company tested the trade names for impairment, concluding their carrying values exceeded their fair values. Accordingly, the Company recorded an intangible asset write-off of $2,170 during the year ended June 30, 2006. The trade name intangible assets were amortized over their remaining useful lives in fiscal 2007.

Note 10. Debt

        Debt at June 30, 2007 and 2006 is comprised of the following:

	2007	2006
Revolving credit agreement	$30,986	$37,100
Subordinated debt:
Federal Partners note payable, net of unamortized discount of $398	4,602	—
CAH note payable	3,200	—
Other notes payable	1,989	2,327
Lease financing obligations	1,811	906
Capital lease obligations	82	120

	42,670	40,453
Less current portion	31,618	37,608

Long-term debt	$11,052	$2,845

        On July 17, 2006, the Company and substantially all of its subsidiaries, together (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the new credit facility bore interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined (EBITDA, as defined, commencing November 28, 2007) under the Credit Agreement through November 28, 2007. The Credit Agreement contained covenants which, among other things, required the Company to maintain a minimum EBITDA of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively. The Company must maintain average monthly backlog of $190,000. Capital expenditures were or are limited to $9,619, $10,099 and $10,604 for the fiscal years ended or ending June 30, 2007, 2008, and 2009 and thereafter, respectively. The Company violated the EBITDA and certain other covenants during the year ended June 30, 2007, the violation of which was waived by the lender as described below. The Borrower's obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company's subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness. The proceeds of the Credit Agreement were utilized to repay the then existing credit facility in full.

        On October 31, 2006, the Credit Agreement was amended (the "First Amendment") to modify certain terms which, among other things, waived certain schedule requirements related to post-closing deliverables, changed the definition of "Eligible Unbilled Accounts" under the Credit Agreement, and changed the schedule for delivery of certain reports.

        On November 29, 2006, the Credit Agreement was amended (the "Second Amendment") to modify certain terms which changed the delivery date for the Company's Fiscal 2006 Annual Report on Form 10-K to on or before December 31, 2006 and increased the letter of credit usage limit from $5,000 to $7,500.

        On December 29, 2006, the Credit Agreement was amended (the "Third Amendment") to modify certain terms which changed the delivery date for the Company's Fiscal 2006 Annual Report on Form 10-K to on or before January 31, 2007.

        On January 31, 2007, the Credit Agreement was amended (the "Fourth Amendment") to modify certain of the terms to change the delivery date for the Company's Fiscal 2006 Annual Report on Form 10-K to on or before February 28, 2007, to permit an investment by the Company in certain real estate located in New Jersey through a joint venture in Center Avenue Holdings, LLC, via funds received from the $3,200 loan CAH has with another financial institution discussed below, and to permit the Company to receive a loan from the City of Lowell, Massachusetts in connection with the relocation of its Lowell, Massachusetts office ($50 received in the fourth quarter of fiscal 2007) and to permit the divestiture of Omni.

        On July 30, 2007, the Credit Agreement was amended (the "Fifth Amendment") to modify certain terms to change the delivery date for certain required information and documents with respect to the Company's fiscal May and June 2007 periods.

        On September 25, 2007, the Credit Agreement was amended (the "Sixth Amendment") to modify certain terms to change the delivery date for certain required information and documents, with respect to the Company's fiscal June, July and August 2007 periods.

        On November 28, 2007, the Credit Agreement was amended (the "Seventh Amendment") to waive certain events of default relating to the delivery of required information and documents with respect to the Company's fiscal June, July and August 2007 periods and the fiscal year ended June 30, 2007. In addition, the Seventh Amendment waives a default with respect to the required minimum EBITDA, as defined, covenant for the 12 month period ended June 30, 2007, amends that covenant for fiscal 2008 to require the Company to maintain a minimum EBITDA of $2,400, $5,700, $9,000 and $13,300 for the quarter, two quarter, three quarter and four quarter periods ended or ending September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, respectively, amends the covenant in subsequent years to an amount to be determined by the lenders based on Company projections but not less than $16,000 annually and amends certain definitions in the Credit Agreement.

        On December 14, 2007, the Credit Agreement was amended (the "Eighth Amendment") to modify certain terms to change the delivery date for the Company's Fiscal 2007 Annual Report on Form 10-K to on or before December 17, 2007 and also extend the delivery date for certain required information and documents, with respect to the Company's fiscal September, October, November and December 2007 periods.

        At June 30, 2007, the Company had borrowings outstanding pursuant to its revolving credit facility of $30,986 at an average interest rate of 8.85% compared to $37,100 of borrowings outstanding at an average interest rate of 10.5% (including an additional 2% default rate of interest) at June 30, 2006.

        On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. ("Federal Partners"), a stockholder of the Company, pursuant to which the Company borrowed $5,000 from Federal Partners. The loan bears interest at a fixed rate of 9% per annum. The loan matures on July 19, 2009. In addition, the Company issued a ten-year warrant to purchase up to 66 shares of its common stock to Federal Partners at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006. The estimated fair value of the warrants of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5,000 was proportionately allocated to the note payable and the warrant in the amount of $4,418 and $582, respectively. The amount allocated to the warrants of $582 was recorded as a discount on the note payable and is being amortized over the three year life of the note payable. For the year ended June 30, 2007, $185 was amortized as interest expense. The warrant was exercised in February 2007, for approximately $7.

        On January 30, 2007 CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bears interest at a fixed rate of 10.0% annually and matures January 30, 2010. CAH was formed to purchase and remediate certain property in New Jersey; the proceeds were utilized to fund these purchases and operating activities. The loan is secured by the CAH property.

        On July 17, 2006, the Company refinanced its then outstanding credit facility. Events of default had occurred under the credit agreement as a result of the Company's failure to timely deliver audited financial statements for the fiscal year ended June 30, 2005 and the Company's violation of the coverage and leverage ratios. As a result, on November 2, 2005, January 24, 2006, February 15, 2006 and March 15, 2006, the Company entered into forbearance agreements and global amendments to its credit agreement with its lenders which extended through July 15, 2006. Under the terms of these agreements, the lenders continued to make loans under the credit agreement and forbore in the exercise of their rights and remedies under the credit agreement. The maximum amount available under the credit agreement was reduced to $49,600 following the Company's $20,000 equity financing which closed in March 2006 and further reduced to $48,000 as of June 30, 2006. The forbearance agreement contained a covenant that required the Company to maintain a minimum availability of $4,500 (which increased to $5,800 by virtue of the cash received in the PacLand divestiture), effectively reducing the maximum amount available under the credit agreement to $42,200 at June 30, 2006. The Company had an unused availability of $5,100 that was available for borrowing at June 30, 2006.

        Under the forbearance agreement, the Company was required to pay an additional 2.0% interest on outstanding loans under the credit agreement, to provide the lenders or their consultants' full access to the Company's financial records and to provide the lenders with certain financial and other deliverables. The Company also agreed that it would not, without the consent of the lenders, incur additional indebtedness, pledge any of its assets, pay any cash dividends or make any distributions to the Company's shareholders, except with respect to the payment of dividends or the redemption of preferred stock with common stock, become a party to a merger, consolidation, or acquisition or sell or otherwise dispose of its assets. In addition, borrowings under the credit agreement were collateralized by all assets of the Company.

        Future minimum debt payments, exclusive of the unamortized debt discount of $398 in the Federal Partners subordinated note payable, as of June 30, 2007 are as follows:

Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2008	$31,404	$176	$38	$31,618
2009	45	176	29	250
2010	8,248	176	10	8,434
2011	52	176	5	233
2012	54	176	1	231
Thereafter	1,372	931	—	2,303

	$41,175	$1,811	83	43,069

Less interest:			(1)	(1)

			$82	$43,068

Note 11. Convertible Redeemable Preferred Stock

        In December 2001 the Company completed a private placement of $15,000 of a newly designated class of preferred stock with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher") of New York City. The preferred stock issued to Fletcher had a five-year term with a 4% annual dividend payable at the Company's option in either cash or common stock. The preferred stock was recorded net of issuance costs of $453.

        The preferred stock was initially convertible into 408 shares of the Company's common stock at a conversion price of $36.72 per share. The Company had the right to redeem the preferred stock for cash if the price of its common stock exceeded 175% of the conversion price for any fifteen business days in a twenty consecutive business day period. Following December 14, 2005, Fletcher had the right to require the Company to convert the preferred stock to common stock ("Conversion Right"). If Fletcher exercised its Conversion Right the number of common shares to be issued would equal the quotient of the par value of the preferred stock outstanding divided by the greater of: (i) the average market price of the Company's common stock at the conversion date or (ii) $16.09. The average market price was defined as the volume-weighted average price of the Company's common stock over forty business days ending on and including the third business day before the redemption date, but not greater than the average of the common stock for the first five or last five business days of such forty business day period. As of December 14, 2006 any shares of preferred stock still outstanding were to be redeemed, at the Company's option, in either cash or shares of common stock. If the preferred stock was to be redeemed for common shares, the number of shares to be issued would be calculated in the same manner as described above for the December 14, 2005 Conversion Right and would have calculated to 932 common shares.

        On December 7, 2006, the preferred stock was exchanged for 1,132 shares of common stock. The Company accounted for the transaction per EITF Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," ("EITF Topic D-42"), and SFAS No. 84, "Induced Conversions of Convertible Debt," ("SFAS No. 84"), with the difference between the fair value of all securities and other consideration transferred (1,132 shares with a fair value of approximately $11,083) and the fair value of the securities issuable pursuant to the original conversion terms (932 shares with a fair value of approximately $9,125) of $1,958 being recorded as an inducement charge which is included in dividends and accretion charges on preferred stock in the consolidated statements of operations.

        On December 7, 2006 Fletcher purchased an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006, resulting in net proceeds to the Company of approximately $2,000.

Note 12. Federal and State Income Taxes

        The federal and state income tax provision (benefit) for fiscal 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
Current:
Federal	$(293)	$(5,444)	$675
State	573	529	877
Deferred:
Federal	(1,652)	(4,851)	(4,810)
State	35	(722)	(685)

	$(1,337)	$(10,488)	$(3,943)

        Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30:

	2007	2006
Current deferred income tax benefits:
Revenue recognition on long-term contracts	$7,106	$8,411
Doubtful accounts and other accruals	7,689	7,509
Vacation pay accrual	1,326	1,073
Other	1,780	2,022

	17,901	19,015

Long-term deferred income tax benefits:
Loss carryforwards	7,923	4,071
Other	2,577	2,248

	10,500	6,319

Total deferred income tax benefits before valuation allowance	28,401	25,334
Less valuation allowance	(1,477)	(1,444)

Total deferred income tax benefits	26,924	23,890

Current deferred income tax liabilities:
Unearned revenue	(4,007)	(3,754)
Long-term deferred income tax liabilities:
Depreciation and amortization	(10,542)	(9,564)

Total deferred income tax liabilities	(14,549)	(13,318)

Net deferred income tax asset	$12,375	$10,572

        The Company recorded a valuation allowance of $1,477 and $1,444 at June 30, 2007 and 2006, respectively, in relation to certain state loss carryforwards which will more likely than not expire unused and state deferred tax assets from which a benefit is not likely to be realized.

        A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30 is as follows:

	2007	2006	2005
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(8.7)	1.2	0.9
Minority interest for which no tax benefit is available	—	—	(1.3)
Other, net	2.8	(1.8)	(0.3)

Effective income tax rate	28.1%	33.4%	33.3%

        At June 30, 2007, the Company had approximately $18,776 of federal loss carryforwards available to reduce future federal taxable income. These federal loss carryforwards expire in fiscal years 2009 through 2027. Although utilization of these loss carryforwards is subject to certain limitations, the Company believes that all of the loss carryforwards will be utilized prior to their expiration. At June 30, 2007, the Company had approximately $29,116 of state loss carryforwards which expire in fiscal years 2008 through 2027. As discussed above, a valuation allowance has been provided against certain of these assets. The Company has recorded a tax contingency reserve of $377 and $782 at June 30, 2007 and 2006, respectively, in relation to certain exposures the Company has identified. The contingency reserve is included as a reduction in income taxes refundable on the Company's consolidated balance sheets.

Note 13. Lease Commitments

        The Company had commitments at June 30, 2007 under noncancelable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." Such rental expense in excess of the cash paid is recognized as deferred rent at June 30, 2007. Rental expense, net of sublease income, charged to operations in fiscal 2007, 2006 and 2005 was approximately $13,639, $13,623 and $12,866, respectively.

        Minimum operating lease obligations payable in future fiscal years are as follows:

2008	$11,826
2009	10,423
2010	8,553
2011	5,904
2012	4,288
2013 and thereafter	11,981

$52,975

Note 14. Stockholders' Equity

(a) Private Placement of Common Shares

        On December 1, 2006, the Company entered into a Purchase and Exchange Agreement (the "Exchange Agreement") with Fletcher International, Ltd. ("Fletcher") pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock. The Company accounted for the exchange transaction per EITF Topic D-42 and SFAS No. 84 with the difference between the fair value of all securities and other consideration transferred, (1,132 shares with a fair value of approximately $11,083), and the fair value of the securities issuable pursuant to the original conversion terms, (932 shares with a fair value of approximately $9,125,) of $1,958 being recorded as an inducement charge which is included in dividends and accretion charges on preferred stock in the consolidated statements of operations. As part of the Exchange Agreement, Fletcher also agreed to purchase an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006. The closing of the transactions under the Exchange Agreement occurred on December 7, 2006. The private placement resulted in gross proceeds of approximately $2,000 that were used by the Company to reduce debt and for general corporate purposes. The private placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

        On March 6, 2006, the Company sold 2,162 shares (the "Shares") of its common stock, $0.10 par value per share, at a price of $9.25 per share (the "Private Placement") pursuant to a Purchase Agreement (the "Purchase Agreement") by and among the Company and certain investors. Of the shares sold, 943 shares were issued from treasury and 1,219 shares were newly issued. The Private Placement resulted in gross proceeds of approximately $20,000 that were used by the Company to reduce debt and for general corporate purposes. The Private Placement was made pursuant to the exemption from registration provided in Regulation C, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The Private Placement requires the Company to register the shares by December 1, 2007 or pay a penalty equal to 1/2% of the total proceeds received for every month the registration statement is delayed thereafter. The Company accrued $300 related to this provision in fiscal 2006 and an additional $600 in fiscal 2007. The $900 represents managements estimate of the maximum undiscounted penalty the Company can incur before it is able to register the shares; actual penalties could however be limitless if the Company is never able to obtain an effective registration. In accordance with FASB No. 5 "Accounting for Contingencies," and FASB Staff Position EITF 00-19-2, "Accounting for Registration Payment Arrangements," the original $300 was accrued against the proceeds received, however the additional $600 accrued in fiscal 2007 was expensed as it was due to a change in the estimated liability resulting from the Company's delayed fiscal 2007 Annual Report on Form 10-K and interim first quarter fiscal 2008 Form 10-Q filings. The $600 is classified as registration penalties in the consolidated statement of operations.

(b) Stock Options

Stock Option Plans

        The Company has two plans under which stock options can be issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the 2007 Equity Incentive Plan (the "2007 Plan"), collectively, "the Plans." The Company has a policy of issuing new shares or utilizing treasury shares to satisfy awards under the Plans.

        The Restated Plan: This Restated Plan was originally adopted in 1977 and has been amended a number of times, with shareholder approval, to increase the number of shares that may be issued thereunder. Over its history the Company reserved a total of 5,490 shares of common stock for issuance under the Restated Plan. In addition, any shares subject to outstanding options that expire unexercised or any unvested shares that are forfeited are available for reissuance under the Restated Plan. The Restated Plan provides for the grants of non-qualified stock option awards to its employees, officers and directors. As determined by the Board of Directors, options are granted at the fair market value of the common stock at the time of grant. The Plan provides that the exercise price for each stock option shall not be less than the fair market value of the common stock of the Company nor less than the par value of the common stock at the time the stock option is granted. Historically options generally vested ratably over two to three years and expired ten years from the date of grant. As of June 30, 2007, 209 shares remain available for grants under the Restated Plan.

        The 2007 Plan: The 2007 Plan was approved by the Company's shareholders in May 2007. The Company has reserved a total of 1,500 shares of common stock for issuance under the 2007 Plan. In addition, any shares subject to outstanding awards that expire unexercised or any unvested shares that are forfeited will be available for reissuance under the 2007 Plan. The Company may generally grant six types of awards under its 2007 Plan: restricted stock, stock options (including both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code and nonqualified options, phantom stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the Compensation Committee of the Board of Directors may, in its discretion, make other awards. The Plan provides that the exercise price for each stock option shall not be less than the fair market value of the common stock of the Company nor less than the par value of the common stock at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 300. No awards under the 2007 Plan were made in the year ended June 30, 2007.

        A summary of stock option activity for the years ended June 30, 2007, 2006 and 2005 under the Plans is as follows:

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at June 30, 2004 (2,417 exercisable)	2,651	$11.68
Granted	330	15.95
Exercised	(147)	5.47
Forfeited	(161)	24.36

Outstanding options at June 30, 2005 (2,383 exercisable)	2,673	11.68
Granted	448	10.46
Exercised	(27)	8.57
Forfeited	(13)	15.44
Expired	(29)	23.78

Outstanding options at June 30, 2006 (2,510 exercisable)	3,052	11.49
Granted	321	9.60
Exercised	(52)	3.35
Forfeited	(42)	12.48
Expired	(211)	20.49

Outstanding options at June 30, 2007	3,068	$10.81	4.9	$16,638

Options exercisable at June 30, 2007	2,528	$11.00	4.0	$13,982
Options vested and expected to vest at June 30, 2007	3,027	$10.82	4.8	$16,458
Options available for future grants	1,709

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date based on the closing price of the Company's common stock on the New York Stock Exchange of $14.83 as of June 30, 2007. The total intrinsic value of options exercised in the years ended June 30, 2007 and 2006 was $280 and $158, respectively. The total cash received from option exercises was $174 and $231 in the years ended June 30, 2007 and 2006, respectively. In connection with these exercises, the tax benefit realized by the Company was $103 and $59 for the years ended June 30, 2007 and 2006, respectively.

        In addition to the option exercises noted above, 68 shares of common stock were issued pursuant to warrant exercises in fiscal 2007. The total cash received from these warrant exercises was $28.

        The following table summarizes additional information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price
$2.75 - $ 4.13	623	$2.94	1.1	623	$2.94
4.17 - 6.25	211	4.22	2.3	211	4.22
6.92 - 10.38	1,030	9.06	6.3	531	8.46
10.50 - 15.75	424	12.30	6.7	383	12.35
15.77 - 23.66	650	18.65	5.9	650	18.65
24.55 - 36.83	130	28.87	4.3	130	28.87

$2.75 - $36.83	3,068	$10.81	4.9	2,528	$11.00

Stock-Based Compensation

        The Company adopted SFAS 123(R) on July 1, 2005. This statement requires that all stock-based compensation, including grants of employee stock options, be accounted for using the fair value based method. SFAS 123(R) is effective for the Company for our fiscal year beginning July 1, 2005. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company's consolidated statements of operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method used in adopting SFAS 123(R), the Company's results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

        The impact of recording stock-based compensation on the results of operations for the years ended June 30, 2007 and 2006, was as follows:

	2007	2006
Cost of services	$530	$543
General and administrative expenses	1,274	772

Stock-based compensation before income taxes	1,804	1,315
Income tax benefit	(667)	(437)

Total stock-based compensation after income taxes	$1,137	$878

Effect on basic and diluted loss per share	$0.06	$0.06

        Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123(R), excess tax benefits are classified as a financing cash inflow commencing in fiscal 2006.

        As of June 30, 2007, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $2,067, which is expected to be recognized over the remaining weighted average vesting period of 2.01 years. Compensation costs for all stock-based awards granted on or prior to June 30, 2005 and all stock-based awards granted subsequent to June 30, 2005 are recognized using the ratable single-option method. In May 2007 in connection with the resignation of the Company's Chief Operating Officer, certain remaining unvested options were modified to immediately vest. The Company incurred a stock compensation charge of approximately $300 related to this modification, which is included in fiscal 2007 general and administrative expenses.

Directors' Deferred Compensation

        Each non-employee director of the Company receives an annual retainer of $35 payable at each director's election in cash of common stock and subject to deferral under the Directors' Deferred Compensation Plan. The Company issued approximately 17, 12 and 8 shares of common stock in fiscal 2007, 2006 and 2005, respectively, to its non-employee directors under the Directors' Deferred Compensation Plan. The Company recognized approximately $165, $146, and $140 in expense based on the fair value of the shares issued in fiscal 2007, 2006 and 2005, respectively.

Note 15. Restructuring Costs and Other

        The Company recorded charges to operating costs and expenses for restructuring costs of $3, $1,020 and $692 for the years ended June 30, 2007, 2006 and 2005, respectively.

        The following table details accrued restructuring obligations and related activity for the three years ended June 30, 2007:

	Employee Severance	Facility Closures	Other	Total
Liability balance at July 1, 2004	$—	$—	$—	$—
Total charge to operating costs and expenses	471	216	5	692

Liability balance at June 30, 2005	471	216	5	692
Total charge to operating costs and expenses	583	437	—	1,020
Payments	(951)	(290)	(5)	(1,246)
Adjustments	—	(76)	—	(76)

Liability balance at June 30, 2006	103	287	—	390
Total charge to operating costs and expenses	2	1	—	3
Payments	(105)	(164)	—	(269)
Adjustments	—	49	—	49

Liability balance at June 30, 2007	$—	$173	$—	$173

Severance and benefits costs

        Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the years ended June 30, 2007, 2006 and 2005, $2, $583 and $471, respectively, of severance and benefits was recorded due to reductions of the Company's workforce (representing 1 employee in 2007 and approximately 100 and 30 employees in 2006 and 2005, respectively).

Facility closure and asset impairment costs

        Facility closure costs relate to the abandonment of leased facilities, or portions thereof, primarily in Alpharetta, Georgia; Dallas, Texas; and Ft. Worth, Texas. Total facility closure costs include lease liabilities offset by estimated sublease income, and are based on market trend information analyses. As of June 30, 2007, $173 of facility closure costs remain accrued and are expected to be paid by fiscal year 2013. In December 2006, the Company entered into a sub-lease for a portion of its Dallas facility, resulting in a $49 adjustment to the previous estimated accrual amount. During the year ended June 30, 2006, the Company revised its estimates for sublease rental rate projections to reflect a more favorable actual sublease, resulting in an adjustment to the accrual of $76. Additionally, the Company incurred a $183 impairment charge in fiscal 2005 related to fixed assets associated with the closed facilities. These assets were reviewed for impairment in accordance with SFAS 144, and were considered to be impaired because their carrying values were in excess of their fair values.

        The Company's lease abandonment accrual is net of $518 of actual sublease payments due under non-cancelable subleases at June 30, 2007.

Other

        The Company's Chief Operating Officer, left the Company on May 18, 2007, and his termination was treated as a "Without Cause" termination in which he received certain payments as defined in his employment agreement (the "Agreement"). Pursuant to the Agreement the Company recorded charges of approximately $400 related to compensation and other benefits in May 2007, as well as incurred a stock based compensation charge of approximately $300 related to the modification of the unvested options at the date of termination.

Note 16. Reportable Segments

        In fiscal 2005 the Company's business consisted of two operating and reporting segments: Engineering & Consulting and CEG. CEG did not meet the quantitative thresholds to be classified as a reportable segment for fiscal 2007 or 2006. Accordingly, the Company's business consisted of one operating and reportable segment in fiscal 2007 and 2006.

Note 17. Commitments and Contingencies

Exit Strategy Contracts

        The Company has entered into several long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is usually obtained from leading insurance companies with a minimum A.M. Best rating of A—Excellent (e.g., American International Group) which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation.

        The contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company and these amounts are included as deferred revenue under current or long-term liabilities on the Company's consolidated balance sheets. This balance is reduced as the Company performs work under the contract and recognizes revenue. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and used to pay the Company as work is performed. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not likely have a material impact on its operating results, financial position and cash flows.

        Five Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' statutory environmental remediation liability at the sites. The Company's expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the consolidated balance sheets). The remediation for one of the projects was completed in fiscal 2006 and the Company has begun long-term maintenance and monitoring at that site.

        The Company's indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1999. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not likely have a material impact on the Company's operating results, financial position and cash flows.

Legal Matters

        The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies. The Company carries liability insurance, including professional liability insurance, against such claims, subject to certain deductibles and policy limits. Except as described herein, management is of the opinion that the resolution of these claims and lawsuits will not likely have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005.    The Company is a defendant in litigation brought by the seller of a small civil engineering firm which it acquired in September 2004. The seller, an individual, is alleging that the Company breached certain provisions of the stock purchase agreement related to the acquisition. The Company has counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller. Although the ultimate outcome cannot be predicted at this time, an adverse resolution of this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Fagin et. al. v. TRC Companies, Inc. et. al., in the 44th District Court of Dallas County, Texas, 2005.    Sellers of a business acquired by the Company in 2000 allege that the purchase price was not accurately calculated based on the net worth of the acquired business and allege that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated. The case is in the discovery phase, and the ultimate outcome of this matter cannot be predicted at this time. The Company believes it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.    A former landlord of a subsidiary of the Company has sued alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. The Company believes that it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        ATC Group Services, Inc. v. Hathaway, TRC Companies, Inc. and TRC Environomics, Arizona Superior Court, Maricopa County, 2006; ATC Group Services, Inc. v. Veldman, TRC Companies, Inc. and TRC Environomics, Colorado Superior Court, Jefferson County, 2006.    ATC originally sued former employees of ATC alleging violation of non-compete and non-solicitation agreements and misuse of proprietary information. The Company and a subsidiary were recently added as defendants to these actions. The Company believes that it has meritorious defenses, but an adverse determination in these cases could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        In re: World Trade Center Lower Manhattan Disaster Site Litigation United States District Court for the Southern District of New York, 2006.    A subsidiary of the Company has been named as a defendant (along with a number of other defendants) in a number of cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption "In Re World Trade Center Lower Manhattan Disaster Site Litigation." The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, and that plaintiffs were injured. There is insufficient information to assess the subsidiary's involvement in these matters.

        Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.    A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Petersen, who is alleging she was injured when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus has also brought claims related to the same incident. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the alleged accident site. The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.    While returning from a jobsite in a Company vehicle, two employees of a subsidiary of the Company were involved in a serious motor vehicle accident. Although the Company's employees were not seriously injured, three individuals were killed and another two injured. Suits have been filed against the Company and the driver of the subsidiary's vehicle by representatives of the deceased. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.    A subsidiary of the Company was named as a defendant in a lawsuit brought by the developer of a hotel complex in East Palo Alto, California with which the subsidiary contracted to provide geotechnical investigation and related services. The developer claims costs for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project. The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Worth Construction, Inc. v. TRC Engineers, Inc., TRC Environmental Corporation and TRC Companies, Inc., New York Supreme Court, New York County, 2007.    A subcontractor on an Exist Strategy project in New York City is alleging that the Company did not timely turn over one of the sites involved in the project so that the subcontractor could commence work, and that the subcontractor was damaged by such alleged delay. In October 2007 the court granted the Company's motion to dismiss the subcontractor's suit. The subcontractor is appealing that decision. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

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

        Godosis v. Cal-Tran Associates, et al, New York Supreme Court, New York County, 2004, and Cal-Tran Associates v. City of New York, et al, New York Supreme Court, Queens County, 2005.    A subsidiary of the Company was engaged by the New York City Department of Transportation ("NYCDOT") to provide construction support services with respect to the replacement of an overpass bridge in Queens, New York. A motorist and his wife commenced litigation alleging that, during demolition of a portion of the existing bridge, two sections fell onto the roadway beneath and that the motorist was injured. The subsidiary (along with other project contractors) was named in the suit. A settlement was reached in this case in May 2007. The subsidiary has no exposure beyond the insurance deductible. In a separate action, the general contractor on that project sued the City of New York as well as the subsidiary and other contractors on the project alleging, among other things, that it was wrongfully defaulted by the City of New York in connection with the project. The subsidiary had no significant on-site role. Although the ultimate outcome of this matter cannot be predicted with certainty at this time and could have a material adverse effect, management believes the subsidiary has meritorious defenses. In a separate but related matter, the subsidiary entered into an agreement in September 2005 with NYCDOT under which the subsidiary assigned its subcontract for the project to an unrelated entity, paid that entity $300 and NYCDOT $500 and agreed for a limited period of time not to bid on engagements with New York City agencies.

        In re: Tropicana Garage Collapse Litigation—Superior Court New Jersey, Atlantic County, 2004.    A subsidiary of the Company was named as a defendant, along with a number of other companies, in litigation brought on behalf of individuals claiming damages for alleged injuries, including death, related to a collapse of several floors of a parking garage under construction in Atlantic City, New Jersey. That subsidiary was also named a defendant in other actions for business claims related to the parking garage. The subsidiary (along with other contractors) was covered under an insurance program specific to this project (the "wrap-up program"). In addition, the subsidiary was covered under the Company's insurance program. The subsidiary had a limited inspection role in connection with the construction. A global settlement of all claims between all parties in this case was reached in April 2007. The subsidiary will have no uninsured exposure.

        McConnell v. Dominguez, New Mexico First Judicial District Court, Santa Fe County, 2005.    A subsidiary of the Company was named as a defendant, along with a number of other defendants, in litigation brought by the personal representative of a pilot killed in a helicopter crash. It is alleged that in the course of conducting an aerial inspection of a power transmission line in New Mexico, the helicopter collided with the line. The subsidiary had a design role with respect to modifications to a portion of the transmission line several years before the accident. A settlement was reached in this case in February 2007. The subsidiary will have no exposure beyond the insurance deductible.

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

        The Company's accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $6,770 at June 30, 2007 and $3,543 at June 30, 2006. The Company also has insurance recovery receivables related to these accruals of $5,625 at June 30, 2007 and $1,819 at June 30, 2006. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company's business, results of operations, financial position and cash flows.

        The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

Note 18. Subsequent Events

        In July 2007, the Company sold its 50% interest in Metuchen for cash consideration of approximately $3,300. The sale resulted in a loss of approximately $17, which will be reflected in the Company's first quarter fiscal 2008 results.

        In October 2007, the Company vacated certain leased office space in Houston, Texas, on the basis that the landlord was in breach of the lease. The landlord has subsequently sued the Company alleging breach of the lease by the company, see Note 17.

        For the period from July 1, 2007 through November 26, 2007, options were exercised to purchase 490 shares of common stock for proceeds of approximately $2,800. '

        On November 28, 2007 and December 14, 2007 the Company's credit facility was amended to waive the violation of certain financial and other covenants and change the interest rate effective November 28, 2007 (see Note 10).

Note 19. Correction of an Error and Quarterly Financial Information (Unaudited)

        Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the third quarter of fiscal 2007, the Company determined that the initial accounting for the December 2006 exchange of the Company's preferred stock (see Note 14) was incorrectly treated as a redemption, with the Company recording a benefit of approximately $3,917 for the difference between the carrying value of the preferred stock of $15,000 and the fair value of the common stock issued of $11,083. Upon further review, management determined the appropriate accounting for the transaction was EITF Topic D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," and SFAS No. 84 "Induced Conversions of Convertible Debt," whereby the difference between the fair value of all securities transferred in the transaction of $11,083 and the fair value of the securities issuable pursuant to the original conversion terms of $9,125, or $1,958, should be recorded as an inducement and included in dividends and accretion charges on preferred stock. Therefore, the Company reversed the $3,917 benefit and recorded the $1,958 inducement charge resulting in a total adjustment of $5,875 to correct the error. The correction of this error affects the previously reported interim condensed consolidated balance sheets as of December 31, 2006 and March 31, 2007, and the previously reported interim condensed consolidated statements of operations for the three and six months ended December 31, 2006 and the nine months ended

March 31, 2007. The correction had no impact on the previously reported interim condensed consolidated statements of cash flows. The following tables summarize the effects of the error:

Balance Sheet Data

	As Previously Reported	Adjustment	As Restated
As of December 31, 2006:
Additonal paid in capital	$139,950	$5,875	$145,825
Retained earnings	23,297	(5,875)	17,422
Total shareholders' equity	165,210	—	165,210
As of March 31, 2007:
Additonal paid in capital	$140,669	$5,875	$146,544
Retained earnings	22,585	(5,875)	16,710
Total shareholders' equity	165,282	—	165,282

Statement of Operations Data

	As Previously Reported	Adjustment	As Restated
Three months ended December 31, 2006:
Dividends and accretion charges on preferrred stock	$(3,789)	$5,875	$2,086
Net income (loss) applicable to common shareholders	4,780	(5,875)	(1,095)
Basic earnings (loss) per common share	$0.28	$(0.34)	$(0.06)
Diluted earnings (loss) per common share	0.27	(0.33)	(0.06)
Six months ended December 31, 2006:
Dividends and accretion charges on preferrred stock	$(3,642)	$5,875	$2,233
Net income (loss) applicable to common shareholders	4,977	(5,875)	(898)
Basic earnings (loss) per common share	$0.29	$(0.34)	$(0.05)
Diluted earnings (loss) per common share	0.29	(0.34)	(0.05)
Nine months ended March 31, 2007:
Dividends and accretion charges on preferrred stock	$(3,642)	$5,875	$2,233
Net income (loss) applicable to common shareholders	4,265	(5,875)	(1,610)
Basic earnings (loss) per common share	$0.25	$(0.34)	$(0.09)
Diluted earnings (loss) per common share	0.24	(0.33)	(0.09)

        Management believes the following unaudited quarterly financial information for the fiscal years ended June 30, 2007 and 2006, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2007	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter
Gross revenue	$101,794	$113,412	$111,450	$114,987
Net service revenue	63,053	64,897	64,055	63,903
Cost of services	57,274	55,626	57,491	60,032
Operating income (loss)(2)	1,949	3,020	(371)	(4,396)
Income (loss) from continuing operations before taxes, minority interest and equity earnings	816	1,873	(1,376)	(6,070)
Income (loss) from continuing operations before equity earnings	402	926	(681)	(4,043)
Income (loss) from continuing operations	421	944	(665)	(4,257)
Discontinued operations, net of taxes(3)	(77)	47	(47)	—
Net income (loss)	344	991	(712)	(4,257)
Dividends and accretion charges on preferred stock	147	2,086	—	—
Net income (loss) applicable to common shareholders	197	(1,095)	(712)	(4,257)
Basic and diluted earnings (loss) per share:
From continuing operations(2)	$0.02	$(0.07)	$(0.04)	$(0.23)
From discontinued operations, net of taxes(3)	(0.01)	0.01	—	—

	$0.01	$(0.06)	$(0.04)	$(0.23)

(1)
Amounts are restated from those previously reported as discussed above.

(2)
Fiscal 2007 second quarter results were adversely affected by approximately $142 of costs associated with the installation of a new enterprise-wide IT platform.

  Fiscal 2007 third quarter results were adversely affected by approximately $700 of costs associated with the installation of the new enterprise-wide IT platform and $400 of costs associated with of the Company's branding campaign.

  Fiscal 2007 fourth quarter results were unfavorably impacted due to the following pre-tax costs and charges:

  •
  A $1,300 adjustment on an energy project for current period cost overruns for which a signed change order had yet to be received.

  •
  Approximately $700 in severance and stock based compensation charges related to the departure of an executive officer.

  •
  $1,100 of costs associated with the implementation of the new enterprise-wide IT platform.

(3)
The Company sold Omni in March 2007 and finalized its sale of Bellatrix in August 2006. The operations of these entities have been segregated and are shown as discontinued operations in the consolidated statements of operations. The fiscal 2007 results include a goodwill impairment charge of $85 related to the Omni transaction which is included in discontinued operations, net of taxes, for the three months ended March 31, 2007.

Year Ended June 30, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$109,201	$94,918	$92,725	$99,247
Net service revenue	57,305	57,401	61,715	61,559
Cost of services	53,912	56,511	56,266	61,867
Operating loss(1)	(6,129)	(6,899)	(1,503)	(12,354)
Loss from continuing operations before taxes and equity earnings (losses)	(7,059)	(8,239)	(2,849)	(13,283)
Loss from continuing operations before equity earnings (losses)	(4,691)	(5,494)	(1,885)	(8,872)
Loss from continuing operations	(4,680)	(5,507)	(1,893)	(8,853)
Discontinued operations, net of taxes(2)	60	328	35	(3,337)
Net loss	(4,620)	(5,179)	(1,858)	(12,190)
Dividends and accretion charges on preferred stock	214	176	199	162
Net loss applicable to common shareholders	(4,834)	(5,355)	(2,057)	(12,352)
Basic and diluted earnings (loss) per share:
From continuing operations(1)	$(0.34)	$(0.39)	$(0.14)	$(0.54)
From discontinued operations, net of taxes(2)	—	0.02	—	(0.20)

	$(0.34)	$(0.37)	$(0.14)	$(0.74)

(1)
Fiscal 2006 third quarter results were favorably impacted due to increased NSR resulting from reduced usage of subcontractors. Fiscal 2006 fourth quarter results were unfavorably impacted due to the following pre-tax costs and charges:

•
$2,500 of charges for a significant loss contract;

•
$2,300 of charges to our provision for doubtful accounts;

•
$1,000 of costs relating to compliance with our forbearance agreements with our lenders and our engagement of Glass & Associates, Inc. for the provision of restructuring services; and

•
$2,170 of impairment charges to adjust the carrying value of certain trade name intangible assets.

(2)
The Company sold Omni in March 2007, Bellatrix in August 2006 and PacLand in June 2006. The operations of these entities have been segregated and are shown as discontinued operations in the consolidated statements of operations. Fiscal 2006 fourth quarter results of discontinued operations were unfavorably impacted due to the following pre-tax charges:

•
$5,336 loss on disposal for the PacLand sale; and,

•
$268 impairment charge on Bellatrix assets held for sale at June 30, 2006

Schedule II—Valuation and Qualifying Accounts
Years Ended June 30, 2007, 2006 and 2005
(in thousands)

			Additions
Year	Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2007	Allowance for doubtful accounts	$12,887	$1,318	$331	$(3,701)	$10,835

2006	Allowance for doubtful accounts	$9,197	$7,971	$(110)	$(4,171)	$12,887

2005	Allowance for doubtful accounts	$9,732	$4,959	$549	$(6,043)	$9,197

(1)
Allowance for acquired and disposed businesses.

(2)
Uncollectible accounts written off, net of recoveries.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

a. Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

        The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2007, due to material weaknesses that exist within the Company's internal control over financial reporting as described below in "Management's Report on Internal Control over Financial Reporting."

        Notwithstanding the determination that our system of internal control was ineffective as of June 30, 2007 and the material weaknesses identified below, we believe that our consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects in accordance with generally accepted accounting principles in the United States of America ("GAAP"). To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional detailed procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

b. Management's Report on Internal Control over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO"). Due to the transitional issues associated with a new single enterprise-wide reporting and management software platform ("ERP") and the timing of its adoption, the Company's management was unable to complete its documentation and testing of all internal controls as of June 30, 2007. Because of this, as well as material weaknesses identified in prior periods which were not remediated as of June 30, 2007, management has concluded that the Company's internal control over financial reporting was not effective as of June 30, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company's internal control over financial reporting:

  •
  Ineffective controls at the entity level:  As evidenced by the material weaknesses described below as well as management's inability to complete its assessment of internal control over financial reporting, management concluded that the Company's entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities have not been designed adequately. With respect to the control environment, monitoring function, dissemination of information and communication activities material weaknesses, the Company's management determined that these were primarily attributable to changes in and the inexperience of the Company's accounting personnel and issues relating to the implementation of the ERP system. The risk assessment material weakness was primarily attributable to management's inability to complete a formalized entity-level risk assessment. These material weaknesses contributed to the other material weaknesses described below and an environment where there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate segregation of duties:  The Company has not adequately designed controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company's purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries. Due to the potential effect on the Company's consolidated financial statements and disclosures and the absence of other mitigating controls there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the financial reporting and closing process:  As of the end of fiscal 2007, the Company's internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in the following areas: (i) preparation, review and approval of account analyses, summaries and reconciliations; (ii) reconciliation of subsidiary ledgers to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) review and approval of journal entries; (iv) accuracy of information input to and output from the financial reporting and accounting systems; (v) analysis of intercompany activity; and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the Company's account balances and disclosures there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company's previously filed interim condensed consolidated financial statements for the periods ended December 31, 2006 and March 31, 2007.

  •
  Inadequate controls related to estimating, job costing and revenue recognition:  The Company did not design appropriate controls related to the recognition of revenue, including a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. Some customer contracts were not fully integrated and reflected in our new ERP system as of June 30, 2007. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's revenue, interest income from contractual arrangements, insurance recoverables and other income, insurance recoverable—environmental remediation, deferred revenue, and environmental remediation liabilities will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to processing and valuation of accounts receivable:  The Company did not design appropriate controls to ensure proper completeness, accuracy and valuation of accounts receivable. The controls were not adequate to ensure completeness, authorization and accuracy of (i) client billing adjustments, including write-offs; (ii) provision for doubtful accounts; (iii) changes to and maintenance of client master files; and (iv) the approval and processing of client payments, credits and other client account applications. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's revenue or accounts receivable, allowance for doubtful accounts and the provision for doubtful accounts will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the expenditure cycle:  The Company's internal controls were not adequately designed in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operation of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved; and (v) adequate segregation of duties related to check signing, invoice processing and invoice approval. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the payroll cycle:  The Company's internal controls were not adequately designed in a manner to support effectively the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in the following areas: (i) review and approval of changes to the payroll master files; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (viii) payroll is recorded in the appropriate period. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's cost of services, selling, general and administrative expenses and accrued compensation and benefits will not be prevented or detected on a timely basis.

  •
  Inadequate general computer controls:  The Company's internal controls were not adequately designed in a manner to support the information technology environment. This material weakness is the result of aggregate deficiencies in the following areas: (i) access to financial applications is granted to appropriate personnel; (ii) passwords contain sufficient restrictions; and (iii) systems are configured with appropriate security monitoring capabilities. Additionally, controls designed to ensure appropriate change management of financial applications included deficiencies in the following areas: (i) testing the validation of system conversions prior to implementation; (ii) accurate data conversion from legacy systems; and (iii) restriction and monitoring of access to vendor-supported systems. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the income tax cycle:  The Company's internal controls were not adequately designed in a manner to support effectively the requirements of the income tax cycle. This material weakness is the result of aggregate deficiencies in the following areas: (i) the income tax provision is determined using a methodology and related assumptions consistently across the entity and accounting periods; (ii) relevant, sufficient and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured; (iii) disclosures are prepared in accordance with GAAP, (iv) application of the Company's accounting policies to the tax provision and related accounts is performed timely, appropriately documented and independently reviewed for appropriateness; (v) the provision and related account balances have been recorded in the general ledger at the approved amounts and in the appropriate accounting period; and (vi) significant estimates and judgments are based on the latest available information and management's understanding of the Company's operations. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of June 30, 2007. Additionally, due to management's inability to complete its assessment, other material weaknesses may exist as of June 30, 2007 in significant areas of controls, including the following: (i) internal controls related to fixed assets; (ii) internal controls related to equity; (iii) internal controls related to financial reporting of variable interest entities; and (iv) other areas, if any, in which a material weakness may have been identified if management had completed its assessment.

        As a result of management's incomplete documentation and testing of the Company's internal control over financial reporting the Company's independent registered public accounting firm was unable to perform auditing procedures necessary to form an opinion on management's assessment of internal controls and did not express an opinion on management's assessment of internal controls and expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the material weaknesses identified.

c. Remediation Status

        The Company has made progress in improving its financial reporting and control processes, moving from 17 separate accounting platforms at the end of fiscal 2005 to three at the end of fiscal 2006, to the ultimate adoption of a single new enterprise-wide reporting and management software system (the "ERP system") in May of 2007. The new system was implemented by the Company to improve the quality, timeliness and accuracy of information available to management to make decisions, and operate the business and to improve the information available to facilitate financial reporting and internal control. The new system will be a critical step in improving internal control and eliminating material weaknesses. The uniform system chosen by the Company, while in wide use throughout the industry, had not previously been in use at the Company, and there are a number of transitional issues associated with its adoption and implementation which impacted internal control processes in fiscal 2007. The primary transitional issues included (i) inexperience and lack of training of personnel with respect to the closing procedures required under our new ERP system; (ii) unfamiliarity of employees with the reports generated by our new ERP system in connection with our period-end closing process; (iii) the combination of starting up our new ERP system, addressing previously disclosed material weaknesses, and conflicting demands on our employees' time; (iv) human errors in entering, completing and correcting contract and vendor data in our new ERP system; and (v) difficulties in consolidating financial information in the consolidation process.

        Since the Company identified the material weaknesses identified above, management has been working to identify and remedy the causes of those material weaknesses, and we believe that we have identified the primary causes of and appropriate remedial actions to resolve these issues. While the Company believes that it has remedied a number of the causes of these material weaknesses and is continuing to implement appropriate corrective measures, the Company is not able to determine that they had been fully remedied as of June 30, 2007. The Company has devoted substantial resources to the implementation of the new ERP system and believes that when fully implemented, along with appropriate control procedures, the system and control procedures will substantially remedy identified material weaknesses. Notwithstanding the efforts of management, there is a risk that the Company may be unable to fully remedy these material weaknesses. The corrective actions that the Company has implemented and is implementing may not fully remedy the material weaknesses that they have identified to date or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on the business and results of operations or the Company's ability to timely make required SEC filings in the future.

        As part of the Company's remediation program, management has adopted procedures to conduct additional detailed transaction reviews and control activities to confirm that the consolidated financial statements for each period that management has identified as being affected by the material weaknesses discussed above, including the year ended June 30, 2007 included in this Annual Report, present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

        These reviews and control activities include performing detailed account reconciliations of all material line-item accounts reflected on the Company's consolidated balance sheet and consolidated statement of operations in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of the Company's consolidated financial statements.

        These changes in the internal control over financial reporting during the period covered by this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

d. Changes in Internal Control Over Financial Reporting

        Management has reported to the Audit Committee the identification of the material weaknesses identified in its assessment. Addressing those weaknesses is a top priority of management, and the Company is in the process of remediating the cited material weaknesses. Key elements of the remediation effort include, but are not limited to, the following initiatives: adopting and implementing common policies, procedures and controls; communicating roles and responsibilities to all personnel involved in the financial reporting function; recruiting suitably qualified accounting personnel and instituting training sessions for existing financial reporting and accounting personnel. This initiative will require time to hire and train personnel and build institutional knowledge; eliminate conflicts with respect to the segregation of duties and responsibilities; restrict user-access rights to the Company's accounting systems; develop and formalize a robust risk assessment process; enhance an internal audit function reporting directly to the Audit Committee; and enhance the Company's information systems and lines of communication.

        Due to the pervasiveness of material weaknesses in internal control over financial reporting and the conversion of its existing management information systems to a single common platform in May 2007, management has determined that the Company will report material weaknesses in internal control over financial reporting for the fiscal year ended June 30, 2008. Management has established a goal of remediating all material weaknesses in internal control over financial reporting by June 30, 2009, although no assurance can be given that this goal will be attained.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

        We were engaged to audit management's assessment regarding the effectiveness of internal control over financial reporting of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2007. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

        As described in Management's Report on Internal Control over Financial Reporting, the Company was unable to complete its assessment of the effectiveness of the Company's internal control over financial reporting. Accordingly, we are unable to perform auditing procedures necessary to form an opinion on management's assessment.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

  •
  Ineffective controls at the entity level:  As evidenced by the material weaknesses described below as well as management's inability to complete its assessment of internal control over financial reporting, the Company's entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities have not been designed adequately. With respect to the control environment, monitoring function, dissemination of information and communication activities material weaknesses, these were primarily attributable to changes in and the inexperience of the Company's accounting personnel and problems relating to the implementation of the enterprise-wide reporting and management software platform ("ERP"). The risk assessment material weakness was primarily attributable to management's inability to complete a formalized entity-level risk assessment. These material weaknesses contributed to the other material weaknesses described below and an environment where there is a reasonable possibility that a material misstatement of the

    Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate segregation of duties:  The Company has not adequately designed controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company's purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries. Due to the potential effect on the Company's consolidated financial statements and disclosures and the absence of other mitigating controls there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the financial reporting and closing process:  As of the end of fiscal 2007, the Company's internal controls were not adequately designed in a manner to support effectively the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in the following areas: (i) account analyses, summaries and reconciliations are prepared, reviewed and approved; (ii) subsidiary ledgers are reconciled to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) journal entries are reviewed and approved; (iv) accuracy of information input to and output from the financial reporting and accounting systems; (v) analysis of intercompany activity; and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the Company's account balances and disclosures there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company's previously filed interim condensed consolidated financial statements for the periods ended December 31, 2006 and March 31, 2007.

  •
  Inadequate controls related to estimating, job costing and revenue recognition:  The Company did not design appropriate controls related to the recognition of revenue, including the failure to implement a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. Some customer contracts were not fully integrated and reflected in the Company's new ERP system as of June 30, 2007. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's revenue, interest income from contractual arrangements, insurance recoverables, insurance recoverable—environmental remediation, deferred revenue, and environmental remediation liability will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to processing and valuation of accounts receivable:  The Company did not design appropriate controls to ensure proper completeness, accuracy and valuation of accounts receivable. The controls were not adequate to ensure completeness, authorization and accuracy of (i) client billing adjustments, including write-offs; (ii) provision for doubtful accounts; (iii) changes to and maintenance of client master files; and (iv) the approval and processing of client payments, credits and other client account applications. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's revenue or accounts receivable, allowance for doubtful accounts and the provision for doubtful accounts will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the expenditure cycle:  The Company's internal controls were not adequately designed in a manner to support effectively the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operation of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved; and (v) adequate segregation of duties related to check signing, invoice processing and invoice approval. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the payroll cycle:  The Company's internal controls were not adequately designed in a manner to support effectively the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in the following areas (i) review and approval of changes to the payroll master files; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (viii) payroll is recorded in the appropriate period. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's cost of services, selling, general and administrative expenses and accrued compensation and benefits will not be prevented or detected on a timely basis.

  •
  Inadequate general computer controls:  The Company's internal controls were not adequately designed in a manner to support the information technology environment. This material weakness is the result of aggregate deficiencies in the following areas: (i) access to financial applications is granted to appropriate personnel; (ii) passwords contain sufficient restrictions; and (iii) systems are configured with appropriate security monitoring capabilities. Additionally, controls designed to ensure appropriate change management of financial applications included deficiencies in the following areas: (i) system conversions were tested and validated prior to implementation; (ii) data was converted accurately from legacy systems; and (iii) access to vendor-supported systems was restricted and monitored. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the income tax cycle:  The Company's internal controls were not adequately designed in a manner to support effectively the requirements of the income tax cycle. This material weakness is the result of aggregate deficiencies which resulted in the following control objectives not being met: (i) the income tax provision is determined using a methodology and related assumptions consistently across the entity and accounting periods; (ii) relevant, sufficient and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured; (iii) disclosures are prepared in accordance with GAAP, (iv) application of the Company's accounting policies to the tax provision and related accounts is performed timely, appropriately documented and independently reviewed for appropriateness; (v) the provision and related account balances have been recorded in the general ledger at the approved amounts and in the appropriate accounting period; and (vi) significant estimates and judgments are based on the latest available information and management's understanding of the

    Company's operations. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        Because of the limitation on the scope of our audit described in the fourth preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management's assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, and the effects of any other material weaknesses, if any, that we might have identified if we had been able to perform sufficient auditing procedures relating to management's assessment regarding the effectiveness of internal control over financial reporting, the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007, of the Company and have issued our report dated December 14, 2007 that expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
December 14, 2007

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Board of Directors

        The following table provides the name, age and the principal occupation during the past five years of the Company's Board of Directors.

Name, Principal Occupation During Past Five Years and Other Corporate Directorships	Age	Served as Director Since
Christopher P. Vincze Chairman of the Board of Directors, President and Chief Executive Officer of the Company, formerly Managing Director of Marsh Inc. and former President and Chief Operating Officer of ATC Group Services, Inc.	45	2005
Sherwood L. Boehlert(2) Former United States Congressman from the State of New York	71	2007
Friedrich K. M. Bohm(2) Former Chairman of the architectural firm of NBBJ and Director of M/I Homes, Inc.	65	2004
F. Thomas Casey(2) Former partner at Ernst & Young, LLP	66	2007
Stephen M. Duff(1)(2) Chief Investment Officer of Clark Estates Inc.	44	2006
Robert W. Harvey (2) Former Vice Chairman and Executive Vice President at Reliant Energy, Inc.	52	2007
Edward G. Jepsen(2)(3) Director and former Executive Vice President and Chief Financial Officer of Amphenol Corporation; also a Director of Gerber Scientific, Inc. and ITC Holdings Corporation	64	1989
Edward W. Large, Esq.(2) Formerly Executive Vice President and Director of United Technologies Corporation	77	1990
John M. F. MacDonald(2)(3) Formerly Member of the Executive Committee and Director of Parker/Hunter Incorporated	80	2001
J. Jeffrey McNealey, Esq.(2) Partner in the law firm of Porter, Wright, Morris & Arthur	63	1985

(1)
Mr. Duff was elected to the Board pursuant to the provisions of a Stock Purchase Agreement dated March 6, 2006 which provides that so long as Federal Partners, LP holds at least five percent of the outstanding capital stock of the Company, the Company will take steps reasonably necessary to ensure Mr. Duff's election to the Board.

(2)
The Board has determined that each of these Directors is "independent" as defined under Section 303A.02 of the New York Stock Exchange Listed Company Manual (the "Manual") and

  the Board has determined that no material relationships exist between any independent Director and the Company.

(3)
Not standing for re-election at the 2007 Shareholders Meeting.

BOARD MEETINGS AND COMMITTEES

        The standing committees of the Board are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We also have a Strategic Development Committee. In addition to regular Board meetings, the independent directors of the Company meet periodically as a group. Mr. McNealey serves as Lead Director and presides over these independent meetings.

        The Audit Committee of the Board of Directors is currently composed of Messrs. Jepsen (Chairman), Casey, Harvey, Large, MacDonald and McNealey. Upon Mr. Jepsen's retirement from the Board, Mr. Casey will be chairman of the Audit Committee. The Audit Committee discusses with the Company's independent auditors the audit plan, the Company's consolidated financial statements and matters described in Statement on Auditing Standards No. 61, Communications with Audit Committees. The Audit Committee reports to the Board of Directors. It also recommends to the Board the selection and compensation of the independent auditors for the Company. The Board has determined that each member of the Audit Committee is "independent" as defined in Section 303A.02 of the Manual. The Board of Directors has also determined that Messrs. Jepsen and Casey are "audit committee financial experts" as that term is used in Item 401(h) of Regulation S-K. The Audit Committee is governed by a Charter which has been adopted by the Board of Directors and is available in hard copy from the Company or on the Company's website at www.trcsolutions.com.

        The Compensation Committee of the Board of Directors is currently composed of Messrs. Large (Chairman), Boehlert, Bohm, Casey, Duff, Harvey, MacDonald and McNealey. The Board has determined that each member of the Compensation Committee is independent as defined in Section 303A.02 of the Manual. The Committee approves the general salary scale, annual bonus and long-term incentive awards for executive management of the Company and its subsidiaries and specifically establishes the compensation package for the chief executive officer. The Committee's actions are discussed more fully in the Compensation Discussion and Analysis included in this Proxy Statement. The Compensation Committee is governed by a Charter which has been adopted by the Board of Directors and is available in hard copy from the Company or on the Company's website at www.trcsolutions.com.

        The Nominating and Corporate Governance Committee of the Board of Directors is currently composed of Messrs. McNealey (Chairman), Bohm, Harvey, MacDonald and Large. The Committee reviews the organization, structure, size and composition of the Board and recommends to the Board corporate governance principles applicable to the Company and nominees to serve as directors. The Nominating and Corporate Governance Committee is governed by a Charter which has been adopted by the Board of Directors and is available in hard copy from the Company or on the Company's website at www.trcsolutions.com. The Board has determined that each member of the Nominating and Corporate Governance Committee is "independent" as defined in Section 303A.02 of the Manual. The Committee has developed, and the Board of Directors has approved, Corporate Governance Guidelines which assist the Committee in evaluating qualified candidates for the Board of Directors among individuals recommended to or identified by it. The guidelines and the Charter are available in hard copy from the Company or on the Company's website at www.trcsolutions.com.

        The Strategic Development Committee of the Board of Directors is currently composed of Messrs. Boehlert (Chairman), Bohm, Harvey and Vincze. In addition, Mr. Salmon, the Company's President and two other rotating Company executives participate as non-Director members of the Committee. The Committee provides review, insight and guidance into longer-term strategic initiatives of the Company and the larger societal, commercial and governmental trends and issues which influence our markets.

        Directors are expected to possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the shareholders. We endeavor to have a Board representing a diverse experience at policy-making levels and in areas that are relevant to the Company's activities in general. Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively and committed to serve on the Board for an extended period of time. Directors shall not hold any directorships that could interfere with their ability to perform the duties of Directors of the Company. In accordance with the Corporate Governance Guidelines, the Chair of the Nominating and Corporate Governance Committee serves as Lead Director and presides at all meetings of independent directors, or, in such person's absence, an independent director designated by those directors present shall preside. Accordingly, Mr. McNealey presides at executive sessions of non-management directors without management present. Interested parties can communicate with the presiding director by contacting the Company's Corporate Secretary. Shareholders who wish to suggest nominees for election to the Board should contact the Secretary of the Company at 21 Griffin Road North, Windsor, Connecticut 06095, stating in detail the qualifications of such person for consideration by the Nominating and Corporate Governance Committee.

Code of Conduct

        The Company has adopted a Corporate Code of Business Conduct and Ethics applicable to all employees including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). It also has adopted a code of ethics for the Chief Executive Officer and Senior Financial Officials. Copies of the Codes of Ethics are available on the Company's website at www.trcsolutions.com. The Company intends to disclose any amendments to, or waivers from, the Codes of Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE by posting such amendment or waiver on the Company's website.

NYSE Certification

        The Chief Executive Officer of the Company, Christopher P. Vincze certified to the NYSE in the Annual CEO Certification to the 2006 Annual Written Affirmation filing on December 29, 2006 that he is not aware of any violation of the NYSE corporate governance listing standards by the Company. He also certified that the previous year's certification was submitted to the NYSE and no qualifications were necessary to that certification.

Executive Officers

        The following table presents the name and age of each of the Company's executive officers during fiscal 2007, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age	Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze 45	Chairman of the Board (November 2006), President and Chief Executive Officer (January 2006)	Senior Vice President and Chief Operating Officer (May 2005); Managing Director, Marsh Inc. (April 2003); President and Chief Operating Officer, ATC Group Services, Inc. (1998)
Martin H. Dodd 54	Senior Vice President, General Counsel and Secretary (February 1997)
Glenn E. Harkness 59	Senior Vice President (September 1997)
Carl d. Paschetag, Jr. 48	Senior Vice President and Chief Financial Officer (April 2006)	Senior Vice President (February 2006); Vice President and Controller, Clean Harbors, Inc. (June 1997)
Michael C. Salmon 52	President (May 2007)	Senior Vice President (June 2000)
Timothy D. Belton(1) 41	Senior Vice President and Chief Operating Officer (March 2006)	Director, Glass & Associates (May 2004); Managing Member, Braeburn Capital Partners (May 2001)
John H. Claussen(2) 59	Senior Vice President (August 1992)

(1)
Mr. Belton left the Company in May 2007.

(2)
Mr. Claussen retired from his position as Senior Vice President of the Company as of March 30, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("10% Stockholders"), to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the New York Stock Exchange. Officers, directors and 10% Stockholders are required to furnish the Company with copies of all Forms 3, 4, and 5 they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes all applicable transactions during the fiscal year ended June 30, 2007 of officers, directors and 10% stockholders have been disclosed. Stock acquisitions through option exercises by Mr. Large were reported in January 2007. Option grants to directors were reported in May and June 2007 and option grants to Messrs. Paschetag, Salmon, Harkness and Dodd were reported in August 2007.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview

        This Compensation Discussion and Analysis ("CD&A") outlines TRC's executive compensation philosophy, objectives and process. It explains the decision-making process used by our Compensation Committee (the "Committee"), the reasoning behind our executive compensation programs and actions the Committee takes related to the compensation of the executives listed in the Summary Compensation Table on Page 121 (our "Named Executive Officers").

        Starting with the appointment of Christopher P. Vincze as CEO in January 2006, we have assembled a new senior management team. Many compensation-related activities have been focused on attracting, retaining and motivating executive talent. The objective of our executive compensation programs has been to reward performance that enhances shareholder value. The primary focus of management has been to address the following goals and objectives:

  •
  Build a senior management team

  •
  Emphasize integration

  •
  Focus on accountability

  •
  Improve working capital

  •
  Rationalize our cost structure

  •
  Improve internal controls

  •
  Emphasize organic growth

  •
  Motivate our employees

Compensation Philosophy

        Our executive compensation philosophy is based on the following principles:

  •
  Our compensation programs should fairly reward management for its contributions to attaining business objectives and maximizing shareholder value;

  •
  Pay should be competitive to allow us to attract and retain executive officers with skills critical to our long-term success; and

  •
  Pay should be based in significant part on performance to reward individual and team performance.

        In addition, the Committee considers the following factors when making individual compensation decisions:

  •
  Qualifications, experience and knowledge of the executive;

  •
  Performance of the executive;

  •
  The executive's current compensation level as compared to compensation levels of comparable executives in similar organizations; and

  •
  Financial performance of TRC.

        We compensate executives through a mix of base salary, annual incentives, long-term equity incentives, benefits and perquisites (i.e., "total compensation"). Currently, the Committee targets the combined value of these compensation components near the median of total compensation paid to executives in comparable organizations performing similar duties as the executive (i.e., "market median"). Recent changes in the executive management team, including the sourcing of these team members from both internal and external sources, have resulted in the current compensation for target performance to be above or below the market median for some executives. Over time, the Committee expects adjustments to the executives' compensation will take into account the relationship of their total compensation to the market median.

Compensation Administration

Role of the Committee

        The Committee is responsible for the review and approval of all aspects of our executive compensation program. The Committee is responsible for the following actions related to the Chief Executive Officer:

  •
  Review and approval of corporate incentive goals and objectives relevant to compensation;

  •
  Evaluation of individual performance results in light of these goals and objectives;

  •
  Evaluation of the competitiveness of the total compensation package; and

  •
  Approval of any changes to the total compensation package, including but not limited to salary, annual and long-term incentive award opportunities and payouts and retention programs.

        Further information regarding the Committee's responsibilities is set forth in the Committee's charter which is posted on our website at www.trcsolutions.com.

Role of the Chief Executive Officer

        Our CEO, Mr. Vincze, makes recommendations regarding the compensation of other executives. Within the framework of the compensation programs approved by the Committee, Mr. Vincze recommends salary adjustments, proposes incentive opportunities and performance measures used in the annual incentive plan and recommends equity grants for other executives. Mr. Vincze's recommendations are based upon an assessment of each executive's performance, performance of the executive's respective business or function, retention considerations, and market factors. The Committee reviews these recommendations before making their decision. Mr. Vincze does not participate directly in the Committee's deliberation of matters impacting his own compensation.

Compensation Consultants

        The Compensation Committee's charter grants the Committee the authority to retain experts in the field of executive compensation to assist the Committee in fulfilling its duties. For fiscal 2007, the Compensation Committee engaged Pearl Meyer & Partners to provide information and advice regarding competitive executive compensation levels and practices. Pearl Meyer & Partners provided the following consulting services to the Committee in fiscal year 2007:

  •
  Comparative assessment and related advice concerning executive compensation. The assessment was based on published survey data and information for a group of publicly held companies with comparable revenues and service offerings (i.e., "peer group");

  •
  Advice concerning the 2007 Equity Incentive Plan, including an analysis of overhang and dilution levels compared to the peer group; and

  •
  Comparative assessment and related advice concerning the Company's directors' compensation program.

        As part of its engagement, Pearl Meyers & Partners conducted various meetings with both the Committee and management to learn more about our business, the metrics used in assessing performance and the market from which we recruit executive talent.

Tax Considerations

        The Internal Revenue Code contains a provision that limits the tax deductibility of certain compensation paid to our Named Executive Officers. This provision disallows the deductibility of certain compensation in excess of $1,000,000 per year unless it is considered performance-based compensation under the tax code. The compensation paid or granted to our Named Executive Officers for fiscal year 2007 is expected to be fully tax deductible to the Company. While we do not foresee any future compensation becoming non-deductible under Section 162(m), the Committee reserves the right to forgo any or all of the tax deduction if they believe it to be in the best long-term interests of our stockholders.

Accounting Considerations

        We account for our equity incentive grants under SFAS 123R and use the Black-Scholes option pricing formula for determining the "fair value" of our stock options. The fair market value of a restricted share is the closing price of the Company's common stock on the day of grant.

        We consider the accounting cost of long-term incentive awards when making a determination of what type of equity to grant, if any. In fiscal year 2007, the Committee decided that stock options were an appropriate long-term incentive when both the value of the incentive to the executives and the accounting cost of options were considered. The Committee also reviewed the cost of incentive payments pursuant to the Executive Management Bonus Program and decided to provide a portion of any earned incentive in the form of restricted stock.

Total Compensation

        The total compensation for our executives is comprised of base salaries, annual incentives, long-term equity incentives, benefits and perquisites.

        Consistent with our philosophy of setting executive compensation for target performance at the market median, in 2007, the Committee reviewed the compensation of each executive by compensation component and in total. Our compensation consultants prepared a competitive assessment of base salary, annual incentives and equity award opportunities ("Compensation Review"). Information was collected from the following sources:

  •
  Public Companies—Data was collected from the SEC filings for public companies based on comparable revenues and service offerings. Fifteen companies were included in the peer group:

Companies Included In Peer Group
Clean Harbors, Inc.	InfraSource Services, Inc.	Synagro Technologies, Inc.
CRA International, Inc.	Layne Christensen Co.	Team, Inc.
Ecology and Environment, Inc.	Michael Baker Corp.	TetraTech, Inc.
Exponent, Inc.	Navigant Consulting, Inc.	Versar, Inc.
ENGlobal Corp.	Stantec, Inc.	VSE Corp.
  •
  Published Surveys—Several national compensation surveys were used. TRC's revenues and industry were factored into the selection or computation of compensation values.

Elements of Compensation

        Our executive compensation programs are intended to represent a reasonable balance between fixed compensation, which the executives earn for doing their jobs, and variable compensation which is at risk and may never be earned. We consider base salaries fixed compensation. Our annual Executive Management Bonus Program is considered variable compensation and, in fact, no compensation was earned in fiscal 2007 under that plan. Our long-term incentive awards contain elements of both guaranteed and variable compensation. We can grant restricted stock which vests over time and fluctuates in value based on our stock price, as well as stock options which, while vesting over time, only have value if our stock price increases.

        We target levels of compensation at the market median. The mix of compensation is intended to provide a median level of compensation at target performance. The Committee determines the balance between fixed and variable compensation for each executive based on the responsibilities of the position and its impact on Company performance. Executives with greater responsibilities generally have a larger percentage of their total compensation at risk.

        We consider the executive's performance when making base salary adjustments. Incentive opportunities are established at threshold, target and maximum performance levels based on market data, the executives' responsibilities and the executives' contributions to the Company. However, once we set these levels, actual incentive plan payouts do not influence the Committee's decision with respect to other elements of compensation, including salary adjustments, incentive opportunities in future years or equity grants.

Base Salaries

        Base salaries earned by our executives are designed to provide a reasonable level of compensation relative to each executive's duties and responsibilities. Pursuant to our compensation philosophy, we set our executives' salaries considering their skills, expertise, responsibilities and the salaries of comparable positions in similar organizations. The committee considers these factors as well as the pay relationship between the executives to ensure that pay is reasonable from both an internal and external perspective. Base salaries of our executives differ from one another due to these factors. For example, our CEO's responsibilities are greater than that of our other executives; therefore, his base salary is higher than theirs. The Committee reviews salaries annually for possible adjustment. In fiscal 2007, the Compensation Committee reviewed base salaries and approved the following adjustments for the Named Executive Officers effective September 1, 2006:

Name	Title	Approved Base Salary ($)	Percentage Increase (%)
Christopher P. Vincze	Chairman of the Board and Chief Executive Officers	400,005	0
Michael C. Salmon	President	309,403	4
Glenn E. Harkness	Senior Vice President	294,251	7
Carl d. Paschetag, Jr.	Senior Vice President and Chief Financial Officer	260,000	4
Martin H. Dodd	Senior Vice President, General Counsel and Secretary	244,400	4

        Mr. Vincze's salary was increased when he was promoted to CEO on January 1, 2006. The Committee did not adjust Mr. Vincze's salary in fiscal 2007.

Annual Incentive Plan

        In fiscal year 2007, the Committee adopted the Executive Management Bonus Program which was designed to reward the Named Executive Officers and certain other senior executives for achievement of Company and individual goals.

        The Committee established the use of earnings before interest, taxes and depreciation ("EBITDA") as the Company performance measure. Consistent with our focus on rewarding performance that enhances shareholder value, the Committee determined that EBITDA was the most appropriate measure for fiscal year 2007 since it provided a reasonable measure of the Company's profitability and cash flow. The Committee approved a target EBITDA level of $20.5 million for fiscal 2007. The Executive Management Bonus Program also provided a performance ramp which would adjust bonus payments in the event EBITDA performance fell below or exceeded the target. Accordingly, a participant would receive approximately 20% of their target opportunity if EBITDA was $16 million and up to 175% of their target opportunity if EBITDA was $25 million or greater. If the Company achieved EBITDA performance of $16 million or greater, participants would have received a payout based on Company performance and the executive's accomplishment of his or her individual objectives. Bonuses would be pro-rated on a straight-line basis between the threshold and maximum levels, and no bonus would be paid if annual EBITDA was below $16 million.

        Individual performance measures were consistent with our near-term goals and objectives. The Named Executive Officers were to have had 70% of their incentive opportunity based on achieving EBITDA objectives and 30% based on achieving individual objectives. Non-financial objectives used in determining individual performance measures included building the senior management team, systems integration and improving internal controls. Individual financial performance measures were based on improving working capital, improving our cost structure and organic revenue growth.

        The Committee set the target opportunity at market median target incentive levels based on the peer group and survey data. The opportunity at threshold was designed to reward management with a material reward but below the market median. The maximum incentive was designed to reward management for continued performance above target performance. The Committee assessed the marginal financial impact of performance above target levels when establishing the incentive opportunities between target and maximum.

        Incentive payments would have been paid in the form of cash and restricted stock. Between threshold and target, a participant's bonus opportunity would have been half cash and half restricted stock. For example, an executive who earned a target bonus of $100,000 would receive a payout in the form of $50,000 of cash and $50,000 of restricted stock. Above threshold, executives with the exception of Messrs. Vincze, Paschetag and Belton, would have received any annual incentive earned 25% in cash and 75% in restricted stock. Messrs. Vincze, Paschetag and Belton would have received 100% of their annual incentive earned above target in the form of restricted stock. Any restricted shares earned through the Executive Management Bonus Program would have vested equally over a three-year period starting on June 30, 2008.

        In fiscal year 2007, the EBITDA goals were not achieved and no payments were made to the Named Executive Officers and other executives covered by the Executive Management Bonus Program. The Company maintains a number of bonus programs that cover other employees which are based on various financial performance targets, notably net bookings as well as office performance, and bonuses were paid in fiscal 2007 to employees covered by those programs.

Bonus Payments

        In fiscal year 2007, the Committee assessed the performance of the Named Executive Officers for fiscal year 2006 performance and made discretionary bonus payments to Messrs. Salmon ($75,000),

Paschetag ($25,000), Harkness ($25,000) and Dodd ($15,000) based on a subjective evaluation of the executives' performance during a period of substantial change and Company transition. These payments were made in fiscal year 2007.

        During fiscal year 2007, two executives received bonus payments which were guaranteed pursuant to their employment agreements. Mr. Belton received a bonus of $200,000, and Mr. Vincze received a bonus of $37,500. These guaranteed bonuses were negotiated with the executives at the time they joined the Company.

Long-Term Incentive Awards

        The purpose of long-term equity based incentive awards is to align our executives with the long-term interests of stockholders. The Committee uses equity-based incentives to balance the short-term nature of the annual incentive plan with awards which earn their value based on stock price appreciation. These awards are typically granted to the executives on an annual basis.

        The Company has two equity incentive plans—the Restated Stock Option Plan and the 2007 Equity Incentive Plan ("2007 Plan"), which was approved at the May 10, 2007 stockholders' meeting.

        Simultaneous with the 2007 bonus payments noted above, stock options for 10,000 shares were made in fiscal 2007 to each of Messrs. Salmon, Paschetag, Harkness and Dodd under the Restated Stock Option Plan. Option awards are granted at an exercise price equal to the closing price of TRC common stock on the date of grant. Up until January of 2006, stock options generally had ten-year terms and vested in equal one-third increments upon grant and the next two anniversaries of grant. As of January 2006, vesting was extended to three years with equal one-third vesting on the first, second and third anniversaries of grant.

Benefits

        Named Executive Officers are eligible to receive standard benefits such as medical, dental, disability and life insurance, and participation in our 401(k) plan. These benefits are provided on the same basis and at the same cost as all other full-time salaried employees.

Perquisites

        We offer certain Named Executive Officers limited perquisites that are designed to enhance business productivity and keep us competitive within the market. During fiscal year 2007, Messrs. Vincze, Paschetag, Harkness, Dodd and Belton received a monthly car allowance. Messrs. Salmon and Claussen were provided use of Company leased automobiles. The monthly allowance was $700 for Messrs. Vincze, Paschetag and Belton and $650 for Messrs. Harkness and Dodd. We also provided these executives with the use of a Company gas card.

        In fiscal year 2007, Messrs. Vincze and Belton were provided with a private club allowance of $10,000. This benefit was discontinued at the end of fiscal year 2007. The private club allowance was provided to assist Messrs. Vincze and Belton with their involvement in business and community matters, and, in particular, in social activities with other business and community leaders. The private club memberships also provided Messrs. Vincze and Belton with an opportunity to entertain customers and other persons with whom we have business relationships.

Employment Agreements

Christopher P. Vincze

        We entered into an employment agreement with Mr. Vincze on March 18, 2005 which was amended and restated on January 25, 2006 (the "Original Agreement") and on August 9, 2007 (the

"Amended Agreement"). The Original Agreement governed Mr. Vincze's employment in fiscal year 2007 and is described in this CD&A and in the table under "Post Termination and Change of Control Payments". The Amended Agreement is also described in this section to identify where the current terms of Mr. Vincze's employment contract may differ from the Original Agreement.

Original Agreement

        On March 18, 2005, we entered into an Employment Agreement with Christopher P. Vincze, pursuant to which we employed him as Chief Operating Officer commencing on May 2, 2005 (the "Start Date"). On October 12, 2005, Mr. Vincze was elected to the Company's Board of Directors and appointed Chief Executive Officer and President effective January 1, 2006. Mr. Vincze's Employment Agreement was amended and restated to reflect his change in duties as of January 25, 2006. The Initial Term, as defined in the Original Agreement, would have expired on December 31, 2008.

        Mr. Vincze's starting base salary was set at $400,000 upon his appointment to Chief Executive Officer and President. Pursuant to the Original Agreement, he was eligible to receive annual bonuses and receive grants from the Company's Restated Stock Option Plan. Mr. Vincze had the right to participate in all present and future benefit programs generally made available to our executives. He was provided with an automobile allowance of no less than $700 per month, and reimbursement of business expenses including up to $10,000 per year to cover the cost of country club expenses.

        Under the Original Agreement, Mr. Vincze was paid an initial bonus of $50,000 on July 1, 2005 and received a bonus of $37,500 in February 2007. He was granted options with a ten-year term to purchase 60,000 shares of the Company's common stock at $13.82 per share, the closing price of the stock on the trading day immediately preceding his Start Date. Pursuant to the agreement, he was awarded 40,000 options on January 25, 2006 and 10,500 options on May 16, 2006 with the exercise price being the closing price of TRC common stock on the New York Stock Exchange on the date of grant. One-third of the options vested immediately and the remainder vested equally on the first and second anniversaries of the grant date. Under the January 25, 2006 amendment, Mr. Vincze was also entitled to the award of 15,000 shares of restricted stock, which could not be awarded until adoption of the 2007 Equity Incentive Plan which occurred in May 2007. Mr. Vincze was granted 20,000 shares of restricted stock in July of 2007 in connection with the amendment of his employment agreement at that time. That amount included the 15,000 shares which had not yet been issued.

        If we terminated Mr. Vincze's employment for any reason other than death, disability, or Cause (as defined in the Original Agreement), we would have paid Mr. Vincze a lump sum payment equal to the greater of (i) the compensation due to Mr. Vincze under the Original Agreement for the remainder of the Initial Term, but not exceeding 24 months or (ii) one year of base salary. In addition, we would have paid Mr. Vincze his accrued base salary, accrued but unused vacation, and pro-rated bonus (if any) through the date of such termination. During the period for which severance was paid, we would have also paid for all of the benefits Mr. Vincze is entitled to under the Agreement.

        If Mr. Vincze terminated the Agreement for Good Reason, we would have paid Mr. Vincze a lump sum payment equal to one times his base salary. In addition, we would have paid Mr. Vincze his accrued base salary, accrued but unused vacation, and prorated bonuses (if any) through the date of such termination. We would also have paid for all benefits Mr. Vincze is entitled to for a period of one year.

        If Mr. Vincze died or became permanently disabled, Mr. Vincze, his beneficiaries or estate would receive amounts paid under applicable insurance policies. If the amount was less than Mr. Vincze's Annual Base Salary (as defined in the Original Agreement), a payment to compensate for the difference would have been paid. In addition, Mr. Vincze, his beneficiaries or estate, as applicable, would have received a prorated bonus (if any) and any accrued but unused vacation.

        If Mr. Vincze was terminated for Cause (as defined in the Original Agreement) we would have paid Mr. Vincze his accrued base salary, accrued but unused vacation, all business expenses and his car allowance through the date of the termination.

        Under the Original Agreement, Mr. Vincze would be subject to non-solicitation provisions during any period in which he is receiving severance benefits.

Amended Agreement

        The Initial Term of the Amended Agreement is from July 1, 2007 to July 1, 2010. If Mr. Vincze remains employed by the Company after the expiration of the Initial Term, it is anticipated that he will continue his employment at-will upon terms and conditions generally available to executive management. Mr. Vincze retains the right to receive severance if he resigns for Good Reason (as defined in the Amended Agreement) or we terminate his employment without Cause (as defined in the Amended Agreement).

        The Amended Agreement adjusted Mr. Vincze's base salary from $400,000 to $465,000, effective July 1, 2007. He is eligible to receive annual bonuses and equity grants from the Company's 2007 Equity Incentive Plan. Mr. Vincze has the right to participate in all present and future benefit programs generally made available to our executives and will receive an automobile allowance of no less than $700 per month.

        Under the Amended Agreement, Mr. Vincze was granted 20,000 restricted shares. The shares vest in equal one-third increments, one-third vest immediately and the remainder vest equally on the first and second anniversaries of grant. The restricted shares vest upon Mr. Vincze's death or disability, upon a Change of Control (as defined in the Amended Agreement), or upon termination of employment by Mr. Vincze for Good Reason or by the Company without Cause.

        If we terminate Mr. Vincze's employment for any reason other than death, disability, or Cause (as defined in the Agreement) or if Mr. Vincze terminates employment for Good Reason, we will pay Mr. Vincze a lump sum payment equal to the greater of (i) the annual base salary for the remainder of the Initial Term or (ii) two times annual base salary. In addition, we will pay Mr. Vincze his accrued base salary, accrued but unused vacation, and pro-rated bonus (if any) through the date of such termination. During the period for which severance is paid, we will also pay for all of the benefits Mr. Vincze is entitled to under the Agreement. If continued coverage cannot be provided to Mr. Vincze (or in the case of his automobile allowance, at Mr. Vincze's election), a lump sum payment equal to the cost of such coverage will be made six months after termination.

        If Mr. Vincze dies, his beneficiaries or estate will receive from us an amount, if any, by which amounts paid under the applicable insurance policies, are less than Mr. Vincze's annual base salary under the Amended Agreement. In addition, Mr. Vincze, his beneficiaries or estate, as applicable, will receive a prorated portion of the bonuses described above and any accrued but unused vacation.

        If Mr. Vincze becomes Permanently Disabled, he will receive from us an amount, if any, by which amounts paid under the disability policy are less than the greater of i) the annual base salary for the remainder of the Initial Term or (ii) two times annual base salary. In addition, Mr. Vincze will receive a prorated portion of the bonuses described above and any accrued but unused vacation.

        If Mr. Vincze is terminated for Cause (as defined in the Amended Agreement), we will pay Mr. Vincze his accrued base salary, accrued but unused vacation, all business expenses and his car allowance through the date of the termination.

        Under the Amended Employment Agreement, Mr. Vincze is prohibited from competing with the Company during a one-year period following any termination of employment.

Timothy D. Belton

        On March 6, 2006, we entered into an Employment Agreement with Timothy D. Belton (the "Belton Agreement"). Pursuant to the Belton Agreement, Mr. Belton served as Chief Operating Officer and began his employment with the Company on March 27, 2006. Mr. Belton left the Company on May 18, 2007, and his termination was treated as a "without Cause" termination in which he received certain payments as defined in the Belton Agreement.

        Under the Belton Agreement, Mr. Belton's initial base salary was $300,000 per year. Mr. Belton was paid an initial bonus of $75,000, in three installments of $25,000 each, one on the date he commenced full-time employment, and one each on the 91st and 181st days thereafter. Mr. Belton was also paid a bonus of $150,000 on the anniversary of the date upon which he commenced full-time employment.

        Pursuant to the Belton Agreement, Mr. Belton received a lump sum payment equal to the following upon termination: one year of base salary; 12 months of automobile allowance; and an annual allowance for private club expenses. Mr. Belton also received a single payment for the cost of continued coverage under our benefit plans for a period of one year following the date of termination. Mr. Belton was entitled to earned but unpaid amounts including: base salary for services rendered prior to termination; automobile allowance through the month of termination; accrued but unused vacation and unreimbursed business expenses. Amounts paid to Mr. Belton are summarized in the subsection, "Post Termination and Change of Control Payments."

        The Belton Agreement contains confidentiality and non-solicitation provisions which are in effect for one year following a termination of employment.

John H. Claussen

        On March 30, 2007, Mr. Claussen retired from his position as Senior Vice President and became an on-call employee. He will serve in this capacity until September 30, 2008 and will be available to assist the Company in matters pertaining to his responsibilities prior to retirement. Per his on-call employee agreement with the Company, Mr. Claussen is paid an annual base salary of $250,000 and he remains eligible to participate in the Company's medical insurance and 401(k) plan during this period. Mr. Claussen's stock options continue to vest and his options will expire at the sooner of their original term or September 30, 2009. Upon Mr. Claussen's retirement, any accrued but unused vacation was paid to him and ownership of his leased vehicle was transferred to him.

Other Named Executive Officers

        In fiscal 1999, the Company adopted a Termination Policy for Key Persons which provides for certain termination benefits. In the event of a termination of employment within one year of a change of control (as defined), Mr. Salmon is entitled to receive a payment equal to one year's salary, other Named Executive Officers are entitled to a payment equal to six months' salary. Vesting of stock options for all Named Executive Officers accelerate in full upon a change of control as defined in the Company's equity incentive plans.

        Terminations of Named Executive Officers other than one pursuant to a change of control are handled on a case-by-case basis.

Summary of Compensation

        The narrative, table and footnotes below describe the total compensation paid for fiscal year 2007 to the "Named Executive Officers," who are Christopher P. Vincze (the Company's principal executive officer), Carl D. Paschetag, Jr. (the Company's principal financial officer), and the other three individuals who were serving as executive officers of the Company on June 30, 2007, the last day of the fiscal year. In addition, we are required to disclose the compensation of Mr. Timothy D. Belton and Mr. John H. Claussen who served in an executive officer role for a portion of fiscal year 2007 and would have otherwise been included in the tabular disclosure. The components of the total compensation reported in the Fiscal 2007 Summary Compensation Table are described below.

SUMMARY COMPENSATION TABLE

Name and Position	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Christopher P. Vincze Chairman of the Board and Chief Executive Officer	400,005	37,500	198,986	0	23,252	659,743
Michael C. Salmon President	309,402	75,000	47,983	0	15,185	447,570
Glenn E. Harkness Senior Vice President	290,253	25,000	49,687	0	28,230	393,170
Carl d. Paschetag, Jr. Senior Vice President and Chief Financial Officer	257,923	25,000	50,846	0	19,160	352,929
Martin H. Dodd Senior Vice President, General Counsel and Secretary	242,448	15,000	41,355	0	34,222	333,025
Timothy D. Belton(3) Former Senior Vice President and Chief Operating Officer	276,924	200,000	415,953	0	331,581	1,286,796
John H. Claussen(4) Former Senior Vice President	285,878	0	47,983	0	47,275	381,136

(1
This column represents the dollar amounts recognized for financial reporting purposes with respect to the fiscal year in accordance with SFAS No. 123(R), "Share-Based Payment," and include awards granted in prior periods.

(2)
No amounts were paid under the Executive Management Bonus Program.

(3)
Mr. Belton left the Company May 18, 2007. Option awards include a $279,362 charge the Company was required to take in connection with the accelerated vesting of stock options. Mr. Belton's Employment Agreement provided for the accelerated vesting of unvested options upon a termination with the options expiring 90 days after termination. Of the 75,000 options granted to Mr. Belton, 15,700 were exercised in the 90-day period for a gross gain of approximately $20,000 with 59,300 expiring unexercised.

(4)
Mr. Claussen retired from his position as Senior Vice President on March 30, 2007. Per his agreement with the Company, Mr. Claussen became an on-call employee on March 30, 2007 and will serve in this capacity until September 30, 2008. As an on-call employee, Mr. Claussen is no longer an officer of the Company.

        Amounts under All Other Compensation are comprised of the following:

OTHER COMPENSATION

Name	401(k) Employer Match ($)	Insurance Premiums ($)	Vacation Payout ($)(1)	Automobile ($)(2)	Private Club ($)(3)	Taxable Fringe ($)	Severance ($)		Total ($)
Christopher P. Vincze	3,231	687	0	8,400	10,000	934	0		23,252
Michael C. Salmon	7,649	873	0	6,663	0	0	0		15,185
Glenn E. Harkness	8,539	873	8,461	7,800	0	2,557	0		28,230
Carl d. Paschetag, Jr.	8,488	873	0	8,400	0	1,399	0		19,160
Martin H. Dodd	7,723	873	13,558	7,800	0	4,268	0		34,222
Timothy D. Belton(4)	11,208	803	11,937	7,700	10,000	52	610,943	(4)	652,643
John H. Claussen(5)	6,855	873	27,978	8,400	0	3,169	0	(5)	47,275

(1)
In accordance with a Company policy applicable to all full-time employees, Executive Officers receive an annual payment of unused vacation if more than six weeks have been accrued.

(2)
During fiscal year 2007, Messrs. Vincze, Paschetag, Harkness, Dodd and Belton received a monthly car allowance. Messrs. Salmon and Claussen were provided use of a Company leased vehicle.

(3)
Private club reimbursements were discontinued in fiscal 2007.

(4)
Severance amounts paid to Mr. Belton are described in more detail under the "Employment Agreements" section of the CD&A and under "Post Termination and Change of Control Payments."

(5)
Amounts paid to Mr. Claussen resulting from his retirement as Senior Vice President and pursuant to his on-call employee agreement with the Company are described in more detail under the "Employment Agreements" section of the CD&A and under "Post Termination and Change of Control Payments."

Grants of Plan Based Awards

        The following table presents non-equity and equity awards granted to the Named Executive Officers in fiscal year 2007 as well as the opportunities for each Executive Officer under the Company's Executive Management Bonus Program. As noted above to the extent there would have been payments under the Executive Management Bonus Program, they would have been made 50% in cash and 50% in restricted stock up to the target and 25% in cash and 75% in restricted stock above the target, except in the cases of Messrs. Vincze, Paschetag and Belton where payments above the target would have been made 100% in restricted stock. However, the Company did not meet threshold EBITDA performance in fiscal 2007, and no payments were made to the Named Executive Officers. Hence, none of the Estimated Possible Payouts were made.

GRANTS OF PLAN BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
					Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
										Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christopher P. Vincze	7/1/2006	28,000	140,000	140,000	28,000	140,000	350,000
Michael C. Salmon	7/1/2006	15,000	74,500	102,200	15,000	74,500	158,000	10,000	9.34	48,800
Glenn E. Harkness	1/12/2007							10,000	9.34	48,800
	7/1/2006	14,000	69,000	95,000	14,000	69,000	147,000
Carl d. Paschetag, Jr.	1/12/2007							10,000	9.34	48,800
	7/1/2006	11,000	56,000	56,000	11,000	56,000	140,000
Martin H. Dodd	1/12/2007							10,000	9.34	48,800
	7/1/2006	9,000	47,000	65,000	9,000	47,000	100,000
Timothy D. Belton	7/1/2006	15,000	75,000	75,000	15,000	75,000	188,000

Outstanding Equity Awards at Fiscal Year-End

        The following table presents information regarding outstanding equity awards held by our Named Executive Officers at fiscal year end, June 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Christopher P. Vincze	40,000 13,333 3,500	20,000 26,667 7,000	13.82 9.92 10.50	5/2/2015 1/25/2016 5/16/2016
Michael C. Salmon	22,500 10,500 18,000 8,000 18,000 18,750 15,000 13,000 13,000 5,000	10,000	3.00 2.75 4.17 7.25 8.79 21.19 11.92 18.62 16.03 9.92	6/12/2008 10/22/2008 10/21/2009 6/16/2010 8/15/2010 9/19/2011 11/22/2012 11/7/2013 2/22/2015 1/25/2016
Glenn E. Harkness	7,500 15,000 15,000 2,000 15,000 11,250 7,500 10,000 5,000	10,000 10,000	3.00 2.75 4.17 7.25 8.79 21.19 11.92 16.03 9.92 9.34	6/12/2008 10/22/2008 1/21/2009 6/16/2010 8/15/2010 9/19/2011 11/22/2012 2/22/2015 1/25/2016 1/12/2017
Carl d. Paschetag, Jr.	8,333	16,667 10,000	9.95 9.34	2/6/2016 1/12/2017
Martin H. Dodd	1,000 4,000 4,500 3,000 5,000 5,000 5,000 5,000	10,000 10,000	7.25 9.92 21.19 11.92 21.19 18.62 16.03 9.92 9.34	6/16/2010 8/15/2010 9/19/2011 11/22/2012 9/19/2011 11/7/2013 2/22/2015 1/25/2016 1/12/2007
Timothy D. Belton	75,000		11.42	8/16/2007	(1)
John H. Claussen	4,225 22,500 2,250 10,000 22,500 18,750 15,000 13,000 13,000 5,000	10,000	3.00 2.75 4.17 7.25 8.79 21.19 11.92 18.62 16.03 9.92	6/12/2008 10/22/2008 9/30/2009 9/30/2009 9/30/2009 9/30/2009 9/30/2009 9/30/2009 9/30/2009 9/30/2009	(2) (2) (2) (2) (2) (2) (2) (2)

(1)
Per Mr. Belton's employment agreement, the option shares vested in full upon Mr. Belton's termination of employment on May 18, 2007 and were exercisable for 90 days thereafter. 15,700 of these were exercised during the 90-day period for gross proceeds of approximately $20,000 with 59,300 expiring unexercised.
(2)
Per Mr. Claussen's separation agreement with the Company, all options expire the sooner of the original expiration date or September 30, 2009.

Post-Termination and Change of Control Payments

        The following presents potential payments upon termination of employment pursuant to different termination events. The tables indicates what payments theoretically would have been made if a termination occurred on June 30, 2007. The closing price of TRC common stock on June 30, 2007 of $14.83 was used to calculate any equity-based payments. This section also provides values that were paid to Mr. Belton and Mr. Claussen upon their termination of employment with the Company.

Christopher P. Vincze

        The following presents payments that would have been made to Mr. Vincze upon certain termination events.

Potential Payments Upon Certain Termination Events

Payment Type	Not for Cause Termination	Good Reason	Voluntary or for Cause(1)	Death(2)	Disability(2)	Change-of- Control
Severance	600,000	400,000	0			400,000
Prorated Bonus(3)	0	0	0	0	0	0
Benefit Continuation	27,600	18,400	0	18,400	18,400	18,400
Accrued Vacation(4)
Restricted Stock Vesting(5)	0	0	0	0	0	0
Stock Option Vesting(6)	151,200	151,200	0	0	0	151,200
Total	778,800	569,600	0	18,400	18,400	569,600

(1)
While voluntary terminations are not specifically addressed in Mr. Vincze's employment contract, it is assumed that a resignation would be handled in the same manner as a for Cause termination.

(2)
Upon a termination by virtue of Mr. Vincze's death or disability, his estate would receive a payment equal to the difference between amounts received under applicable insurance benefits and one year's base salary.

(3)
In fiscal 2007, no payments were made under the 2007 Executive Management Bonus Program.

(4)
Amounts would depend on accrued vacation balance at time of termination.

(5)
No restricted stock was issued to Mr. Vincze in fiscal 2007.

(6)
Pursuant to Mr. Vincze's Employment Agreement, certain options vest in their entirety upon identified terminations, and pursuant to the Company's award agreements, all equity awards vest upon a change-of-control.

Other Named Executive Officers

        The following presents payments that would be made to our current Named Executive Officers other than Mr. Vincze for a termination following a change of control. Upon any other termination, Messrs. Salmon, Harkness, Paschetag and Dodd are entitled only to earned but unpaid compensation and accrued benefits such as base salary and vacation. Not-for-cause terminations by the Company after a change in control were determined using the Company's Termination Policy for Key Persons, however, amounts may be reduced or increased based on the Committee's discretion. Terminations of Named Executive Officers other than one pursuant to a change of control are handled on a case-by-case basis.

Potential Payments Upon a Change-of-Control

Name	Severance		Acceleration of Equity Awards(1)	Total
Michael C. Salmon	309,403	(2)	42,643	352,046
Glenn E. Harkness	147,126	(3)	84,749	231,875
Carl d. Paschetag, Jr.	130,000	(3)	114,910	244,910
Martin H. Dodd	122,200	(3)	84,749	206,949

(1)
All equity awards automatically accelerate in full upon a change-of-control as defined in the Company's equity incentive plans.

(2)
Mr. Salmon is entitled to receive a payment equal to one year's base salary.

(3)
Messrs. Harkness, Paschetag and Dodd are entitled to receive a payment equal to six months' base salary.

Timothy D. Belton

        Mr. Belton left the Company on May 18, 2007, and received certain payments as defined in the Belton Agreement. The following presents the payments made to Mr. Belton upon termination. A description of the Belton agreement and these payments are detailed under the "Employment Agreements" section of the Compensation Discussion and Analysis. See also footnote 3 on page 106 for a discussion of option acceleration.

Name	Base Salary	Car Allowance	Private Club	COBRA	Option Acceleration	Total
Timothy D. Belton	$300,000	$8,400	$10,000	$13,181	$279,362	$610,943

John H. Claussen

        On March 30, 2007, Mr. Claussen retired from his position as Senior Vice President and became an on-call employee. He will serve in this capacity until September 30, 2008. Upon his retirement, ownership of his leased automobile was transferred by the Company to Mr. Claussen which was valued at $8,255 at the time of the transfer. A description of Mr. Claussen's on-call employee agreement with the Company is detailed in the "Employment Agreements" section of the CD&A.

Director Compensation

        Each non-employee director receives an annual retainer of $35,000 payable at each director's election in cash or at their election in deferred common shares under the Directors' Deferred Compensation Plan. Directors may be granted stock options and restricted stock units from our equity incentive plans. Options granted to directors on May 10, 2007, have a seven-year term and vest in their entirety upon the next shareholders' meeting. The cash retainer and equity awards are prorated if a director is appointed to the Board during the fiscal year.

        Chairs of the Audit and Compensation Committees and Lead Director receive an additional retainer of $15,000, $8,000 and $10,000, respectively.

        Directors who are also employees of the Company or any of the Company's subsidiaries do not receive remuneration for serving as directors.

        The following table summarizes the compensation paid to each non-employee director for his Board and committee services during fiscal year 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Edward G. Jepsen	50,000	34,000	84,000
J. Jeffrey McNealey	45,000	34,000	79,000
John M. F. MacDonald	35,000	34,000	69,000
Friedrich K. M. Bohm	35,000	34,000	69,000
Stephen M. Duff	35,000	34,000	69,000
Edward W. Large	43,000	34,000	77,000
Sherwood L. Boehlert(3)	17,500	25,500	43,000
F. Thomas Casey(4)	1,923	1,923
Robert W. Harvey(5)

(1)
At the director's election, the $35,000 annual retainer may be received currently in cash or deferred in cash or common stock under the Director's Deferred Compensation Plan.

(2)
In May of 2007, all directors then on the Board (except Mr. Boehlert) were granted options to purchase 10,000 shares of common stock. Because he joined the Board during fiscal 2007, Mr. Boehlert was granted options to purchase 7,500 shares. Options were valued at $3.40 per share under the Black-Sholes formula.

(3)
Mr. Boehlert joined the Board in January 2007.

(4)
Mr. Casey joined the Board in June 2007.

(5)
Mr. Harvey joined the Board in July 2007.

        The following table presents the stock option, restricted stock unit and deferred stock units held by our non-employee directors at fiscal year end, June 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Sherwood L. Boehlert	—	7,500	9.89	5/11/2014
Friedrich K. M. Bohm	10,000 4,000 —	— 8,000 10,000	16.03 9.92 9.89	2/22/2015 1/25/2016 5/11/2014
F. Thomas Casey
Stephen M. Duff	4,000 —	8,000 10,000	11.07 9.89	2/28/2016 5/11/2014
Edward G. Jepsen	30,000 10,500 10,500 8,000 10,500 9,000 7,500 10,000 10,000 4,000 —	— — — — — — — — — 8,000 10,000	3.00 2.75 4.17 7.25 8.79 21.19 11.92 18.62 16.03 9.92 9.89	6/12/2008 10/22/2008 10/21/2009 6/16/2010 8/15/2010 9/19/2011 11/22/2012 11/07/2013 2/22/2015 1/25/2016 5/11/2014
Edward W. Large	8,000 10,500 9,000 7,500 10,000 10,000 4,000 —	— — — — — — 8,000 10,000	7.25 8.79 21.19 11.92 18.62 16.03 9.92 9.89	6/16/2010 8/15/2010 9/19/2011 11/22/2012 11/07/2013 2/22/2015 1/25/2016 5/11/2014
John M. F. MacDonald	5,625 7,500 10,000 10,000 4,000 —	— — — — 8,000 10,000	33.94 11.92 18.62 16.03 8.92 9.89	11/14/2011 11/22/2012 11/07/2013 2/22/2015 1/25/2016 5/11/2014
J. Jeffrey McNealey	10,500 10,500 8,000 10,500 9,000 7,500 10,000 10,000 6,666 —	— — — — — — — — 13,334 10,000	2.75 4.17 7.25 8.79 21.19 11.92 18.62 16.03 9.92 9.89	10/22/2008 10/21/2009 6/16/2010 8/15/2010 9/19/2011 11/22/2012 11/07/2013 2/22/2015 1/25/2016 5/11/2014

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 14, 2007 by (i) each person who has reported to the Securities and Exchange Commission beneficial ownership of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our chief executive officer, our chief financial officer and our three other most highly compensated executive officers who were serving as executive officers during fiscal 2007 (the "Named Executive Officers"), and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

        Except as set forth herein, the business address of the named beneficial owner is c/o TRC Companies, Inc. 21 Griffin Road North, Windsor, CT 06095.

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Common Stock(2)
Peter R. Kellogg(3) 48 Wall Street, c/o IAT Reinsurance Co. Ltd. New York, NY 10005	3,279,295	17.48
The Clark Estates, Inc.(4) One Rockefellar Plaza, 31st Floor New York, NY 10020	1,988,031	10.60
Royce & Associates, LLC.(5) 1414 Avenue of the Americas New York, NY 10019	1,628,500	8.68
Fletcher International, Ltd.(6) c/o A.S.&K. Services Ltd. 41 Cedar Avenue Hamilton HM EX Bermuda	1,314,483	7.01
Tocqueville Asset Management L.P.(7) 40 West 57th Street New York, NY 10019	1,205,872	6.43
Dimensional Fund Advisors LP(8) 1299 Ocean Avenue Santa Monica, CA 90401	1,175,742	6.27
Jeffrey L. Gendell(9) 55 Railroad Avenue Greenwich, CT 06830	1,124,797	6.00
Executive officers:
Christopher P. Vinzce(10)	76,833	*
Michael C. Salmon(11)	163,850	*
Glenn E. Harkness(12)	114,510	*
Carl d. Paschetag(13)	19,999	*
Martin H. Dodd(14)	40,953	*
Timothy D. Belton(15)	—	*
John H. Claussen(16)	82,550	*

Directors:
Edward G. Jepsen(17)	409,923	2.14
J. Jeffrey McNealey(18)	151,049	*
John M. F. MacDonald(19)	84,586	*
Friedrich K. M. Bohm(20)	26,889	*
Stephen M. Duff(21)	8,471	*
Edward W. Large(22)	166,924	*
Sherwood L. Boehlert(23)	—	*
F. Thomas Casey(24)	—	*
Robert W. Harvey(25)	—	*
All directors and excutive officers as a group (16 individuals)(26)	1,346,547	6.70

*
Less than 1%

(1)
The number of shares beneficially owned by each director, executive officer and stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after December 14, 2007 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)
Based on 18,760,388 shares of common stock outstanding at December 14, 2007.

(3)
Based on information set forth on a Form 4 Statement of Changes in Beneficial Ownership filed with the Securities and Exchange Commission ("SEC") on March 9, 2007. Of these shares, 1,729,800 are held by IAT Reinsurance Co. Ltd. (of which Mr. Kellogg is the sole holder of voting stock).

(4)
Based solely on information set forth on a Form 13F filed with the SEC on November 7, 2007.

(5)
Based solely on information set forth on a Form 13F filed with the SEC on November 6, 2007.

(6)
Based solely on information set forth on a Form 13G filed with the SEC on February 14, 2007.

(7)
Based solely on information set forth on a Form 13F filed with the SEC on November 14, 2007.

(8)
Based solely on information set forth on a Form 13F filed with the SEC on October 25, 2007.

(9)
Based solely on information set forth on a Form 13F filed with the SEC on November 13, 2007.

(10)
Includes 70,166 options exercisable within 60 days after December 14, 2007.

(11)
Includes 146,750 options exercisable within 60 days after December 14, 2007.

(12)
Includes 106,583 options exercisable within 60 days after December 14, 2007.

(13)
Includes 19,999 options exercisable within 60 days after December 14, 2007.

(14)
Includes 35,833 options exercisable within 60 days after December 14, 2007.

(15)
Resigned effective May 18, 2007.

(16)
Includes 82,550 options exercisable within 60 days after December 14, 2007.

(17)
Includes 114,000 options exercisable within 60 days after December 14, 2007, and 13,773 shares earned pursuant to the Directors' Deferred Compensation Plan.

(18)
Includes 89,333 options exercisable within 60 days after December 14, 2007, and 13,356 shares earned pursuant to the Directors' Deferred Compensation Plan.

(19)
Includes 41,125 options exercisable within 60 days after December 14, 2007, and 13,461 shares earned pursuant to the Directors' Deferred Compensation Plan.

(20)
Includes 18,000 options exercisable within 60 days after December 14, 2007, and 8,899 shares earned pursuant to the Directors' Deferred Compensation Plan.

(21)
Includes 4,000 options exercisable within 60 days after December 14, 2007, and 4,071 shares earned pursuant to the Directors' Deferred Compensation Plan.

(22)
Includes 63,000 options exercisable within 60 days after December 14, 2007, and 4,874 shares earned pursuant to the Directors' Deferred Compensation Plan.

(23)
7,500 options exercisable February 21, 2008.

(24)
3,500 options exercisable February 21, 2008.

(25)
3,500 options exercisable February 21, 2008.

(26)
See notes 10 through 25 above.

Equity Compensation Plan Information

        The following table provides information as of June 30, 2007 for compensation plans under which our equity securities are authorized for issuance:

	a	b	c
Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
TRC Companies, Inc. Restated Stock Option Plan	3,068,417	$10.81	209,490
2007 Equity Incentive Plan	1,500,000	—	1,500,000
Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	4,568,417	$10.81	1,709,490

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        On March 6, 2006 the Company sold 2,162,162 shares of its common stock in a private placement. The sale resulted in $20,000,000 in gross proceeds to the Company which was primarily used to reduce debt and for general corporate purposes. 1,081,081 of those shares were purchased by Federal Partners, L.P. an affiliate of the Clark Estates. In addition, in that transaction Peter R. Kellogg purchased 381,081 shares with his wife and son purchasing 350,000 shares each. In conjunction with the transaction, the Company entered into a Registration Rights Agreement which provides for the payment of a penalty of $100,000 per month if the stock issued in the transaction was not registered by

December 1, 2007. The Company was unable to register the stock by that date. Also, on July 19, 2006, the Company borrowed $5 million from Federal Partners pursuant to a three-year subordinated loan agreement. The loan bears interest at a fixed rate of 9% per annum. In addition, the Company issued to Federal Partners a ten-year warrant to purchase up to 66,000 shares of its common stock at an exercise price equal to $0.10 per share pursuant to a Warrant Agreement dated July 19, 2006.

Board Determination of Independence

        The Board has determined that each of its Directors is "independent" as defined under Section 303A.02 of the New York Stock Exchange Listed Company Manual (the "Manual") and the Board has determined that no material relationships exist between any independent Director and the Company. In determining the independence of the directors listed above, our Board considered each of the transactions discussed in the certain Transactions and Compensation of Directors sections.

Compensation Committee Interlocks and Insider Participation

        All members of the Compensation Committee during the fiscal year ended June 30, 2007 were independent directors, and none of them were our employees or former employees. During the fiscal year ended June 30, 2007, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Item 14.    Principal Accountant Fees and Services

        The Company retained Deloitte & Touche LLP to audit the Company's consolidated financial statements for the fiscal years ended June 30, 2007 and 2006. Following is a summary of the fees billed to us by Deloitte & Touche LLP for professional services rendered in connection with those fiscal years:

	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit fees	$2,398,000	$2,087,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

	$2,398,000	$2,087,000

        Audit Fees.    Fiscal 2007 and 2006 fees consist of fees billed for professional services rendered for the integrated audit of the Company's consolidated financial statements and internal controls over financial reporting, and the review of the interim consolidated financial statements included in quarterly reports. The fiscal 2007 and 2006 amount includes fees relating to the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which became effective for the Company in fiscal 2005.

        Audit related fees.    Consist of fees billed for assurance and related services rendered that are reasonably related to the performance of the audit or review of the consolidated financial statements and are not reported under "Audit fees." These services primarily include consultation concerning financial accounting and reporting related to acquisitions and complex accounting issues.

        Tax fees.    Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

        All other fees.    Consists of fees for products or services other than the services reported above.

Policy of Audit Committee Pre-Approval of Audit and Permitted Services

        The Audit Committee has adopted a Policy for Approval of Audit and Non-Audit Services Provided by the Independent Auditor which prohibits the independent auditor from performing services listed in Section 201(a) of the Sarbanes-Oxley Act of 2002 and provides a process for approval of permitted services (as defined). Under the Policy, the independent auditors may perform Permitted Services that are in the ordinary course with respect to the Company's annual and quarterly financials and that otherwise such Permitted Services shall be subject to pre-approval by the Audit Committee chairman (or Chief Financial Officer if in an amount less than $25,000) subject, in both cases, to ratification by the Audit Committee at its next regularly scheduled meeting. All services provided by the independent auditor were approved by the Audit Committee pursuant to this policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)(1) Financial Statements of the Registrant

        See Consolidated Financial Statements under Item 8 of this Report.

(a)(2) Financial Statement Schedule

        See Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2007, 2006 and 2005 under Item 8 of this Report. All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(c) Exhibits

3.1	Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.
3.2	Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 filed on April 16, 1986, Registration No. 33-4896.
3.3	Certificate of Rights and Preferences of Series A-1 Cumulative Convertible Preferred Stock filed with the Secretary of the State of Delaware, incorporated by reference to the Company's Form 8-K filed on December 26, 2001.
*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 2003.
*10.2.1	Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1999.
10.3	Amended and Restated Revolving Credit Agreement, dated March 31, 2004, by and among the Company and the financial institutions named therein, incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2004.
10.3.1	Amendment No. 1, dated March 29, 2005, to the Amended and Restated Revolving Credit Agreement, by and among the Company and the financial institutions named therein, incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2005.
10.3.2	Forbearance Agreement and Global Amendment to Credit Documents, dated November 2, 2005, by and among the Company and the financial institutions named therein, incorporated by reference to the Company's Form 8-K filed on November 8, 2005.

10.3.3	Second Forbearance Agreement and Global Amendment to Credit Documents, dated January 24, 2006, by and among the Company and the financial institutions named therein, incorporated by reference to the Company's Form 8-K filed on January 30, 2006.
10.3.4	Amendment Letter, dated February 15, 2006, amending the Second Forbearance Agreement and Global Amendment to Credit Documents, dated January 24, 2006, by and among the Company and the financial institutions named therein, incorporated by reference to the Company's Form 8-K filed on February 23, 2006.
10.3.5	Amendment Letter, dated May 15, 2006, amending the Second Forbearance Agreement and Global Amendment to Credit Documents, dated as of January 24, 2006, by and among the Company and the financial institutions named therein, incorporated by reference to the Company's Form 8-K filed on May 19, 2006.
10.6	Agreement, dated December 14, 2001, by and between TRC Companies, Inc. and Fletcher International, Ltd., related to the sale of the Company's Series A-1 Cumulative Convertible Preferred Stock, incorporated by reference to the Company's Form 8-K filed on December 26, 2001.
10.6.1	Stock Purchase Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and purchasers named therein, incorporated by reference to the Company's Form 8-K filed on March 9, 2006.
10.6.2	Registration Rights Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and the stockholders named therein, incorporated by reference to the Company's Form 8-K filed on March 9, 2006.
*10.7	Amended and Restated Employment Agreement, dated January 25, 2006, by and between TRC Companies, Inc. and Christopher P. Vincze, incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2006.
*10.7.1	Employment Agreement, dated March 6, 2006, by and among TRC Companies, Inc. and Timothy D. Belton, incorporated by reference to the Company's Form 8-K filed on March 30, 2006.
*10.8	Retirement Agreement, dated as of October 12, 2005, by and between TRC Companies, Inc. ("TRC"), the independent members of TRC's Board of Directors and Richard D. Ellison, incorporated by reference to the Company's Form 8-K filed on October 18, 2005.
*10.9	Retirement Agreement, dated as of December 16, 2005, by and between TRC Companies, Inc. and Miro Knezevic, incorporated by reference to the Company's Form 8-K filed on December 30, 2005.
*10.10	Retirement Agreement, dated as of February 9, 2006, by and between TRC Companies, Inc. and Harold C. Elston, Jr.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.
Dated: December 14, 2007	By:	/s/ CHRISTOPHER P. VINCZE Christopher P. Vincze Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Christopher P. Vincze Christopher P. Vincze	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 14, 2007
/s/ Sherwood L. Boehlert Sherwood L. Boehlert	Director	December 14, 2007
/s/ Friedrich K.M. Bohm Friedrich K.M. Bohm	Director	December 14, 2007
/s/ F. Thomas Casey F. Thomas Casey	Director	December 14, 2007
/s/ Stephen M. Duff Stephen M. Duff	Director	December 14, 2007
/s/ Robert W. Harvey Robert W. Harvey	Director	December 14, 2007
/s/ Edward G. Jepsen Edward G. Jepsen	Director	December 14, 2007
/s/ Edward W. Large Edward W. Large	Director	December 14, 2007

/s/ John M.F. MacDonald John M.F. MacDonald	Director	December 14, 2007
/s/ J. Jeffrey McNealey J. Jeffrey McNealey	Director	December 14, 2007
/s/ Carl d. Paschetag, Jr. Carl d. Paschetag, Jr.	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	December 14, 2007

TRC Companies, Inc.

Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2007

Exhibit Number	Description
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.