Form 10-Q
period 2007-09-28
TRC COMPANIES INC /DE/
filed 2008-05-01
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2007

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” or a “smaller reporting company”. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

On March 31, 2008 there were 18,774,996 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 28, 2007

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 28,	September 30,
	2007	2006
Gross revenue	$123,654	$101,794
Less subcontractor costs and other direct reimbursable charges	52,331	38,741
Net service revenue	71,323	63,053

Interest income from contractual arrangements	1,071	1,201
Insurance recoverables and other income	1,528	4,745

Operating costs and expenses:
Cost of services	59,921	57,274
General and administrative expenses	8,821	6,892
Provision for doubtful accounts	810	885
Goodwill impairment charge	76,678	—
Depreciation and amortization	2,102	1,999
	148,332	67,050
Operating (loss) income	(74,410)	1,949
Interest expense	1,023	1,133
(Loss) income from continuing operations before taxes, minority interest and equity (losses) earnings	(75,433)	816
Federal and state income tax provision	12,237	414
Minority interest	27	—
(Loss) income from continuing operations before equity (losses) earnings	(87,643)	402
Equity in (losses) earnings from unconsolidated affiliates	(12)	19
(Loss) income from continuing operations	(87,655)	421
Discontinued operations, net of taxes	—	(77)
Net (loss) income	(87,655)	344
Dividends and accretion charges on preferred stock	—	147
Net (loss) income applicable to common shareholders	$(87,655)	$197

Basic and diluted (loss) earnings per common share:
Continuing operations	$(4.75)	$0.02
Discontinued operations, net of taxes	—	(0.01)
	$(4.75)	$0.01

Average shares outstanding:
Basic	18,447	16,729
Diluted	18,447	17,194

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 28,	June 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$239	$430
Accounts receivable, less allowances for doubtful accounts	149,149	132,879
Insurance recoverable - environmental remediation	7,843	6,381
Deferred income tax assets	—	13,894
Income taxes refundable	548	587
Restricted investment	19,706	20,830
Prepaid expenses and other current assets	8,687	11,911
Total current assets	186,172	186,912

Property and equipment, at cost	57,672	57,569
Less accumulated depreciation and amortization	36,918	36,126
	20,754	21,443
Goodwill	54,265	130,935
Investments in and advances to unconsolidated affiliates and construction joint ventures	1,423	5,245
Long-term restricted investment	67,762	72,651
Long-term prepaid insurance	53,567	54,395
Other assets	14,601	14,401
Total assets	$398,544	$485,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,669	$31,618
Accounts payable	65,821	54,976
Accrued compensation and benefits	24,174	22,134
Deferred revenue	26,585	31,494
Environmental remediation liabilities	3,402	4,629
Other accrued liabilities	22,075	24,007
Total current liabilities	172,726	168,858
Non-current liabilities:
Long-term debt, net of current portion	11,450	11,052
Long-term income taxes payable	698	—
Deferred income tax liabilities	—	1,519
Long-term deferred revenue	129,016	134,901
Long-term environmental remediation liabilities	8,186	7,861
Total liabilities	322,076	324,191

Minority interest in subsidiary	35	62
Commitments and contingencies
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common, $.10 par value; 30,000,000 shares authorized, 18,676,535 and 18,673,053 shares issued and outstanding, respectively, at September 28, 2007, and 18,240,509 and 18,237,027 shares issued and outstanding, respectively, at June 30, 2007	1,868	1,824
Additional paid-in capital	150,402	147,229
(Accumulated deficit) retained earnings	(76,032)	12,453
Accumulated other comprehensive income	228	256
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity	76,433	161,729
Total liabilities and shareholders’ equity	$398,544	$485,982

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	September 28,	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(87,655)	$344
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	2,102	2,008
Directors deferred compensation	42	41
Stock-based compensation expense	568	406
Provision for doubtful accounts	810	908
Non-cash interest income	(11)	(135)
Deferred income taxes	12,137	79
Equity in losses (earnings) from unconsolidated affiliates	12	(19)
Equity losses (earnings) from construction joint ventures	2,547	(38)
Goodwill impairment charge	76,678	—
Minority interest	(27)	—
Loss on disposals of assets	74	15
Other non-cash items	(50)	181
Changes in operating assets and liabilities:
Accounts receivable	(17,080)	(9,495)
Insurance recoverable - environmental remediation	(1,462)	(4,350)
Income taxes	145	55
Restricted investments	5,698	4,347
Prepaid expenses and other current assets	(1,271)	(970)
Long-term prepaid insurance	828	(140)
Other assets	(104)	15
Accounts payable	12,081	(3,369)
Accrued compensation and benefits	2,040	(340)
Deferred revenue	(10,787)	3,155
Environmental remediation liabilities	(902)	2,490
Other accrued liabilities	1,175	2,443
Net cash used in operating activities	(2,412)	(2,369)

Cash flows from investing activities:
Additions to property and equipment	(2,142)	(1,879)
Restricted investments (current and long-term)	338	463
Earnout payments on acquisitions	(603)	(1,295)
Proceeds from sale of fixed assets	22	41
Acquisition of land held for sale	(258)	—
Proceeds from sale of businesses, net of cash sold	3,246	400
Net cash provided by (used in) investing activities	603	(2,270)

Cash flows from financing activities:
Net repayments under revolving credit facility	(1,019)	(2,405)
Payments on long-term debt and other	(20)	(146)
Borrowings of long-term debt	50	5,027
Proceeds from exercise of stock options	2,607	—
Net cash provided by financing activities	1,618	2,476

Decrease in cash and cash equivalents	(191)	(2,163)
Cash and cash equivalents, beginning of period	430	3,093
Cash and cash equivalents, end of period	$239	$930

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2007 and September 30, 2006

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

The condensed consolidated financial statements include the Company and its wholly owned-subsidiaries after elimination of intercompany accounts and transactions. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties. The Company executes certain engineering and construction projects through joint venture arrangements with unrelated third parties. The project specific joint ventures are formed in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. In fiscal 2006, the Company, E.S. Boulos Company and O’Connell Electric Company, Inc. formed the Rochester Power Delivery Joint Venture (“RPD JV”) to design and construct an electrical transmission and distribution system for Rochester Gas and Electric. The construction of the electrical transmission and distribution system is the single business purpose of the RPD joint venture arrangement. Each joint venture member has a 33.33% membership interest in RPD JV.  The RPD JV is accounted for using the proportionate consolidation method.

As of June 30, 2007 the Company had goodwill of $130,935. The Company evaluates the recovery of goodwill annually and more frequently if events or circumstances indicate that the carrying value of the goodwill might be impaired. Given the significant decline in the Company’s stock price and the resulting decrease in market capitalization coupled with a slower than anticipated operational turnaround, the Company assessed the recovery of goodwill through an analysis based on market capitalization and discounted cash flows and concluded that there was an impairment. Accordingly, the Company recorded a non-cash goodwill impairment charge of $76,678 in the quarter ended September 28, 2007. In addition, based on losses over the past three fiscal years and current fiscal year performance, the Company determined that under applicable accounting guidance, a valuation allowance was necessary to reduce the deferred tax asset on its balance sheet and the Company recorded a $12,137 non-cash charge in the quarter ended September 28, 2007. Therefore, the results of operations for the three months ended September 28, 2007 include the effect of both non-cash charges which aggregate $88,815.

The Company incurred significant losses in the three months ended September 28, 2007 and in the fiscal years 2007, 2006 and 2005 and may continue to incur losses in the future. The Company is taking action to be profitable and generate positive cash flows from operations. Specifically, the Company is enhancing its controls over project acceptance, which it believes will reduce the level of contract losses; is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; is improving the timeliness of customer invoicing, and enhancing its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce the Company’s reliance on its revolving credit agreement; and is improving project management, which it believes will improve project profitability. Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the credit facility are adequate to meet the Company’s requirements for the foreseeable future.

As discussed in Note 8, in August 2006, the Company sold the assets of the Bellatrix business in Phoenix, Arizona (“Bellatrix”) and in March 2007 sold the assets of TRC Omni Environmental Corporation (“Omni”).  The operations of these entities are shown as discontinued operations in the condensed consolidated statements of operations.

The condensed consolidated balance sheet at September 28, 2007 and the condensed consolidated statements of operations and cash flows for the three months ended September 28, 2007 and September 30, 2006 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2007.

Beginning with the quarter ended September 28, 2007, the Company changed its quarter end to the last Friday of the quarter from the last day of the calendar quarter. With the centralization of its businesses, the Company believes the last Friday of the quarter period reporting is more consistent with its operating cycle, as well as the reporting periods of the Company’s industry peers. This quarter is comparable to other quarters reported herein as those quarters contained the same number of business days.

2.                                      Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As this interpretation is effective for fiscal years beginning after December 15, 2006, the Company adopted FIN 48 as of July 1, 2007. The cumulative effect of applying the provisions of FIN 48 was reported as a reduction in retained earnings as of July 1, 2007 (see Note 11).

In October 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company will adopt SFAS 157 on July 1, 2008 and is currently evaluating the effect, if any, that the adoption will have on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company will adopt SFAS 159 on July 1, 2008 and is currently evaluating the effect, if any, that the adoption will have on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Company will adopt SFAS 141R on July 1, 2009 and is currently evaluating the effect, if any, that the adoption will have on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the condensed consolidated balance sheets. The Company will adopt SFAS 160 on July 1, 2009 and is currently evaluating the effect that the adoption will have on its condensed consolidated financial statements.

In December 2007, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the provisions of SAB 110 for stock option awards granted after December 31, 2007.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) – an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on January 1, 2009 and is currently evaluating the effect that the adoption will have on its condensed consolidated financial statements.

3.                                      General and Administrative Expenses

The Company has been transitioning from a decentralized to a centralized management model. As part of this transition, the Company implemented an enterprise planning resource system in the fourth quarter of fiscal 2007. Concurrent with the implementation of the new system, the Company’s processes and costs relating to almost all financial, information technology and administrative functions were realigned under centralized management control and are now incurred and controlled by corporate functions and classified as general and administrative expenses. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services. For the quarter ended September 28, 2007, the Company estimates that $1,869 of expenses included in general and administrative expenses would have been included in cost of services under the previous model.

4.             Stock Options

On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to its employees and directors including employee stock options, restricted stock, and other stock-based awards based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. Total non-cash stock-based compensation expense for the quarters ended September 28, 2007 and September 30, 2006 was $568 and $406, respectively, which consisted primarily of stock-based compensation expense related to employee stock option awards recognized under SFAS 123(R). For the three months ended September 28, 2007, 433 shares of the Company’s stock options were exercised for proceeds of $2,607.

5.                                      Earnings per Share

Basic earnings per share (“EPS”) is determined as net (loss) income applicable to common shareholders divided by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company’s preferred stock (prior to its exchange for common stock in December 2006). The Company utilizes the treasury stock method of computing diluted EPS. Additionally, when computing dilution related to the preferred stock, the Company included, if dilutive, the greater of: (1) the potential number of common shares issued assuming conversion or (2) the potential number of common shares issued assuming redemption. The conversion of preferred stock was assumed as of the beginning of the period.

For the three months ended September 28, 2007, the Company reported a net loss; therefore, diluted EPS was equal to basic EPS. For the three months ended September 30, 2006, the assumed conversion of the preferred stock would have slightly increased rather than decreased EPS. The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) were 1,460 and 1,711 for the three months ended September 28, 2007 and September 30, 2006. The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended
	September 28,	September 30,
	2007	2006
(Loss) income from continuing operations	$(87,655)	$421
Discontinued operations, net of taxes	—	(77)
Net (loss) income	(87,655)	344
Dividends and accretion charges on preferred stock	—	(147)
Net (loss) income applicable to common shareholders	$(87,655)	$197

Weighted average common shares outstanding - basic	18,447	16,729
Potentially dilutive common shares:
Stock options and warrants	—	459
Contingently issuable shares	—	6
Total diluted shares	18,447	17,194

Basic and diluted (loss) earnings per common share:
Continuing operations	$(4.75)	$0.02
Discontinued operations, net of taxes	—	(0.01)
Basic and diluted (loss) earnings per common share	$(4.75)	$0.01

6.                                      Accounts Receivable

The current portion of accounts receivable at September 28, 2007 and June 30, 2007 was comprised of the following:

	September 28,	June 30,
	2007	2007
Billed	$95,200	$84,895
Unbilled	59,980	54,113
Retainage	4,687	4,706
	159,867	143,714
Less allowances for doubtful accounts	10,718	10,835
	$149,149	$132,879

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period. Management expects that almost all unbilled amounts will be billed and collected within one year. Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of additional costs. Costs attributable to claims are treated as costs of contract performance as incurred. As of September 28, 2007 and June 30, 2007, the Company had recorded a claim receivable of $0 and $1,032, respectively, equal to the contract costs incurred for the claim. The claim at June 30, 2007 related to a design build infrastructure project on which the Company was a subcontractor. The ultimate client for the project was a state government entity. A change order for $6,190 was received in final resolution of the claim.  Accordingly, during the three months ended September 28, 2007, revenue of $5,108 was recorded with the remaining amount being applied against a claim receivable.

7.                                      Other Accrued Liabilities

At September 28, 2007 and June 30, 2007, other accrued liabilities were comprised of the following:

	September 28,	June 30,
	2007	2007
Additional purchase price payments	$2,177	$2,772
Contract costs and loss reserves	9,500	6,929
Audit and legal costs	4,515	8,841
Lease obligations	2,447	2,223
Registration penalty	900	900
Other	2,536	2,342
	$22,075	$24,007

The Company recorded $12 of payments related to facility closure costs for the three months ended September 28, 2007. As of September 28, 2007, $161 of facility closure costs remain accrued and are expected to be paid by fiscal 2013. The Company’s lease abandonment accrual of $161 is comprised of total lease obligations of $647 offset by $486 of actual sublease payments due under non-cancelable subleases at September 28, 2007.

8.                                      Acquisitions and Divestitures

                                                (a) Acquisitions

The Company did not complete any acquisitions during the three months ended September 28, 2007 or in fiscal 2007. However, during the three months ended September 28, 2007 and September 30, 2006, the

Company made additional purchase price cash payments of $603 and $1,295, respectively, related to acquisitions completed in prior years. During the three months ended September 30, 2006, the Company also issued 7 shares of common stock valued at $87 related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets, as well as amendments of future earnout arrangements which changed the calculated multiple based on operating income to a predetermined amount.

(b) Divestitures

In July 2007 the Company sold its 50% ownership position in Metuchen Realty Acquisition, LLC (“MRA”), an unconsolidated affiliate.  The Company received cash payments of $3,246 and the transaction resulted in a $17 loss for the three months ended September 28, 2007.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company accounts for the results of operations of a component of an entity that has been disposed of, or that meets all the criteria for held for sale, as discontinued operations if the components’ operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The held for sale classification requires having appropriate approval by the Company’s management and other criteria. When all of these criteria are met, the component is classified as held for sale, and its operations are reported as discontinued operations. The following investments are reported as discontinued operations in the accompanying condensed consolidated statements of operations.

Omni

On March 30, 2007 the Company sold the assets of Omni. The Omni sale included fixed assets, certain receivables, and accrued liabilities for consideration of approximately $235, subject to certain post closing adjustments. At September 28, 2007 the Company has a receivable related to the sale of Omni for approximately $29.

Bellatrix

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

The summarized, combined statements of operations for discontinued operations for the three months ended September 30, 2006 were as follows:

Gross revenue	$1,535
Net service revenue	$919
Operating loss	(117)
Income tax benefit	40
Loss from discontinued operations	$(77)

9.                                      Goodwill and Intangible Assets

At September 28, 2007, the Company had $54,265 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually. The assessment of goodwill involves the estimation of the fair value of the Company as defined by SFAS 142.

Given the significant decline in the Company’s stock price coupled with the slower than anticipated operational turnaround, the Company assessed the recoverability of goodwill as of September 28, 2007. In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company concluded based on the assessment as of the September 28, 2007 that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $76,678 during the quarter ended September 28, 2007. The impairment of goodwill represents a non-cash charge. There can be no assurance that future events will not result in an additional impairment of goodwill or other assets.

The changes in the carrying amount of goodwill for the three months ended September 28, 2007 are as follows:

Goodwill, July 1, 2007	$130,935
Additional purchase price payments accrued	8
Goodwill impairment charge	(76,678)
Goodwill, September 28, 2007	$54,265

Identifiable intangible assets as of September 28, 2007 and June 30, 2007 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 28, 2007		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Identifiable intangible assets	Amount	Amortization	Amount	Amortization
With determinable lives:
Contract backlog	$270	$248	$284	$239
Customer relationships	7,166	1,863	7,166	1,733
Other	90	51	190	142
	7,526	2,162	7,640	2,114
With indefinite lives:
Engineering licenses	726	300	726	300
	$8,252	$2,462	$8,366	$2,414

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately thirteen years. The weighted average periods of amortization by intangible asset class is approximately three years for contract backlog assets, fourteen years for client relationship assets and five years for other assets. The amortization of intangible assets during the three months ended September 28, 2007 and September 30, 2006 was $162 and $273, respectively. Estimated amortization of intangible assets for future periods is as follows: fiscal 2008 - $425; fiscal 2009 - $537; fiscal 2010 - $520; fiscal 2011 - $493; fiscal 2012 and thereafter - $3,389.

10.                               Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo

Foothill, Inc., as lender and administrative agent. The Credit Agreement, as amended, provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month EBITDA commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required the Company to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $3,112, $5,783, $8,644 and $12,278 for the quarter, two quarter, three quarter and four quarter periods ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively, and $2,446 and $5,654 for the quarter and two quarter periods ended September 28, 2007 and December 28, 2007, respectively. The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended or ending June 30, 2007, 2008, and 2009 and thereafter, respectively. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

The Credit Agreement has been amended several times since July 17, 2006.  In general the amendments have been to revise dates for delivery of financial statements, change definitions, and/or amend covenant requirements.  The Credit Agreement was also amended as of March 3, 2008 to modify certain terms with respect to the location of office space in Houston, Texas and to permit us to issue subordinated promissory notes in an aggregate amount not-to-exceed $600,000 which were issued in connection with the extension of the deadline for registering common stock issued in a March 6, 2006 private placement.

At September 28, 2007, the Company had borrowings outstanding pursuant to its revolving credit facility of $29,967 at an average interest rate of 8.98% compared to $30,986 of borrowings outstanding at an average interest rate of 8.85% at June 30, 2007. Letters of credit outstanding were $6,372 and $6,998 on September 28, 2007 and June 30, 2007, respectively. Funds available to borrow under the Credit Agreement were $8,661 and $7,016 on September 28, 2007 and June 30, 2007, respectively.

11.                               Income Taxes

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, the Company recorded a reduction in retained earnings as of July 1, 2007 in the amount of $830. As of July 1, 2007, the total amount of gross unrecognized tax benefits was $1,321, of which $967, if recognized, would impact the Company’s effective tax rate. The Company estimates that the total unrecognized tax benefits will decrease by approximately $269 within the next 12 months attributable to the statute of limitation closing on certain transactions. There were no significant changes to these amounts during the fiscal quarter ended September 28, 2007.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense. As of July 1, 2007, $388 for the payment of interest and penalties was included in the unrecognized tax benefits recorded associated with those positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for years before June 30, 2004. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years before June 30, 2003.

During the three months ended September 28, 2007, the Company determined that it was more likely than not that its deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences.  Accordingly, a valuation allowance was recorded in the quarter to offset the deferred tax assets as of June 30, 2007 and the deferred tax assets generated during the three months ended September 28, 2007. The valuation allowance increased from $1,477 as of June 30, 2007 to $29,712 as of September 28, 2007 of which $12,137 of the increase was related to the write-off of substantially all of the deferred tax assets as of the beginning of the period.

12.                               Commitments and Contingencies

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

Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005.  The Company is a defendant in litigation brought by the seller of a small civil engineering firm which it acquired in September 2004. The seller, an individual, is alleging that the Company breached certain provisions of the stock purchase agreement related to the acquisition and is seeking rescission of the transaction and unspecified damages.

The Company has counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller. Although the ultimate outcome cannot be predicted at this time, an adverse resolution of this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Fagin et. al. v. TRC Companies, Inc. et. al., in the 44th District Court of Dallas County, Texas, 2005.  Sellers of a business acquired by the Company in 2000 allege that the purchase price was not accurately calculated based on the net worth of the acquired business and allege that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated and are seeking damages to be proved at trial. The case is in the discovery phase, and the ultimate outcome of this matter cannot be predicted at this time. The Company believes it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.  A former landlord of a subsidiary of the Company has sued for unspecified damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. The Company believes that it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

ATC Group Services, Inc. v. Hathaway, TRC Companies, Inc. and TRC Environomics, Arizona Superior Court, Maricopa County, 2006; ATC Group Services, Inc. v. Veldman, TRC Companies, Inc. and TRC Environomics, Colorado Superior Court, Jefferson County, 2006.  ATC originally sued former employees of ATC alleging violation of non-compete and non-solicitation agreements and misuse of proprietary information. The Company and a subsidiary were subsequently added as defendants to these actions. The plaintiff is seeking an injunction and unspecified damages. The Company believes that it has meritorious defenses, but an adverse determination in these cases could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

In re: World Trade Center Lower Manhattan Disaster Site Litigation United States District Court for the Southern District of New York, 2006.  A subsidiary of the Company has been named as a defendant (along with a number of other defendants) in a number of cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption “In Re World Trade Center Lower Manhattan Disaster Site Litigation.” The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, that plaintiffs were injured and seek unspecified damages for those injuries. There is insufficient information to assess the subsidiary’s involvement in these matters.

Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Petersen, who is seeking damages for personal injury allegedly caused when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus has also brought claims related to the same incident. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the alleged accident site. The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez  and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.  While returning from a jobsite in a Company vehicle, two employees of a subsidiary of the Company were involved in a serious motor vehicle accident. Although the Company’s employees were not seriously injured, three individuals were killed and another two injured.  Suits have been filed against the Company and the driver of the subsidiary’s vehicle by representatives of the deceased seeking damages for wrongful death and personal injury. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.  A subsidiary of the Company was named as a defendant along with a number of other defendants in a lawsuit brought by the developer of a hotel complex in East Palo Alto, California with which the subsidiary contracted to provide geotechnical investigation and related services. The developer is seeking $14,000 in costs against all defendants for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of settlement to be encountered in construction of the project. The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Worth Construction, Inc. v. TRC Engineers, Inc., TRC Environmental Corporation and TRC Companies, Inc., New York Supreme Court, New York County, 2007.  A subcontractor on an Exist Strategy project in New York City is alleging that the Company did not timely turn over one of the sites involved in the project so that the subcontractor could commence work, and that the delay resulted in approximately $10,000 of additional costs which the subcontractor is seeking in the lawsuit. In October 2007 the court granted the Company’s motion to dismiss the subcontractor’s suit. The subcontractor is appealing that decision. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

EFI Global v. Peszek et. Al, Cook County Circuit Court, 2007.  The plaintiff originally sued several former employees alleging improper solicitation of employees, misuse of confidential information and related claims. The suit seeks injunctive and other equitable relief, an accounting and unspecified damages. The Company was subsequently added as a defendant. The Company believes that it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $1,527 and $6,770 at September 28, 2007 and June 30, 2007, respectively. The Company also has insurance recovery receivables related to these accruals of $503 and $5,625 at September 28, 2007 and June 30, 2007, respectively. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 28, 2007 and September 30, 2006

Beginning with the quarter ended September 28, 2007, we changed our quarter end to the last Friday of the quarter from the last day of the calendar quarter. With the centralization of our businesses, we believe the last Friday of the quarter period reporting is more consistent with our operating cycle, as well as the reporting periods of our industry peers. This quarter is comparable to other quarters reported herein as those quarters contained the same number of business days.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2007. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. By their nature, such forward-looking statements involve risks and uncertainties. We have attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors in the sections captioned “Critical Accounting Policies” and “Risk Factors” in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2007 and below in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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

We derive our revenue from fees for professional and technical services. As a service company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding service to our clients and execute projects successfully. Our income (loss) from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our direct costs, subcontractor costs, other contract costs, and general and administrative (“G&A”) expenses.

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

We have been transitioning from a decentralized to a centralized management model. As part of this transition, we implemented an enterprise planning resource system in the fourth quarter of fiscal 2007. Concurrent with the implementation of the new system, our processes and costs relating to almost all financial, information technology and administrative functions were realigned under centralized management control and are now incurred and controlled by corporate functions and classified as G&A expenses. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services (“COS”).

Our COS includes professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs.  Our G&A expenses are comprised primarily of our corporate headquarters’ costs related to corporate executive management, finance, accounting, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

•                  Competition;

•                  Litigation;

•                  Changes in accounting rules;

•                  Recent tightening of the credit markets and its effect on our customers; and

•                  General economic or political conditions.

Divestitures

We sold the assets of Bellatrix and Omni. Bellatrix was sold in August 2006, and Omni was sold in March 2007. The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations.

In July 2007 we sold our 50% ownership position in Metuchen Realty Acquisition, LLC (“MRA”), an unconsolidated affiliate.  We received cash payments of $3.2 million and the transaction resulted in a $17 thousand loss for the three months ended September 28, 2007.

ERP implementation

During the fourth quarter of 2007, we launched a new single enterprise-wide reporting and management software platform (“ERP”) system. The new ERP system replaced several legacy systems in which all of our business transactions were recorded and processed. The purpose of this system is to provide us with improved transactional processing, control and management tools compared to the systems that we historically used. We believe that once fully implemented and operational, our new ERP system will facilitate better transactional reporting and oversight, improve our internal control over financial reporting and function as an important component of our disclosure controls and procedures.

We currently expect the implementation of our ERP system to involve a total investment in excess of $4.0 million for transactional automation, analysis tools, and technology. As of September 28, 2007, we had incurred approximately $2.5 million in costs related to our ERP system. Additionally, as of September 28, 2007, we had capitalized $1.5 million related to our ERP implementation. Such capitalized costs are included in property and equipment in our condensed consolidated balance sheet at September 28, 2007.

We launched our new ERP system on May 1, 2007. Although we believe that our ERP system ultimately will facilitate better transactional reporting and oversight and will augment the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, shortly after the initial launch of the system we encountered significant problems in processing transactions in the system that affected our ability to enter and process customer orders, process and manage vendor payments, and invoice customers.  We determined that the difficulties that we experienced with our ERP system resulted from planning and execution and various other factors, including:

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

Our new ERP system includes numerous accounting functions as well as order processing, purchasing and contract management functions. In connection with and following the implementation of our new ERP system and the start-up related disruptions we encountered in the fourth quarter of 2007, as well as the identification of the material weaknesses described in Item 4 (b), “Controls and Procedures,” we are revising our financial reporting policies and procedures to conform them to the requirements of this system and to remediate the causes of the disruptions we encountered and the material weaknesses that we identified.  Although ERP implementations are frequently difficult for an organization, we believe that through September 28, 2007 we had made and that we continue to make significant progress in rectifying the problems we identified with the execution of our procedures for revenue recognition and for reconciling and compiling our financial records. See Item 4 (b), “Controls and Procedures.”

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  Our accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of the Annual Report on Form 10-K as of and for the year ended June 30, 2007. We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:

Revenue Recognition:  We recognize contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Specifically, we follow the guidance in paragraphs 23 through 26 of SOP 81-1 which establishes five criteria for using the percentage of completion method.  The five criteria are (1) work is performed based on written contracts executed by the parties that clearly specify the goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and the terms of settlement, (2) buyers have the ability to satisfy their obligations under the contracts, (3) the contractor has the ability to perform its contractual obligations, (4) the contractor has an adequate estimating process and the ability to estimate reliably both the costs to complete the project and the percentages of contract performance completed and (5) the contractor has a cost accounting system that adequately accumulates and allocates costs in a manner consistent with the estimates produced by the estimating process. Pursuant to SOP 81-1, certain Exit Strategy contracts are segmented into two profit centers: (1) remediation and (2) operation, maintenance and monitoring. We earn our revenue from fixed-price, time-and-materials and cost-plus contracts as described below.

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

The net proceeds held by the insurer, and interest growth thereon, are recorded as an asset (current and long-term restricted investment) on our condensed consolidated balance sheet, with a corresponding liability related to the net proceeds (current and long-term deferred revenue). Consistent with our other fixed price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. Under this method for revenue recognition we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We utilize an efforts-expended cost-to-cost approach in applying the percentage-of-

completion method under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Pursuant to SOP 81-1, certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring.

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

These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards. Our last audit was for fiscal 2004 and resulted in a $14 thousand adjustment. Historically, we have not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. Total non-cash stock-based compensation expense for the quarters ended September 28, 2007 and September 30, 2006 was $0.6 million and $0.4 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock option awards recognized under SFAS 123(R). For the three months ended September 28, 2007, 433,191 shares of our stock options were exercised for proceeds of $2.6 million.

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

(A) Presumes exercise price is less than fair value

Provision for Income Taxes:  We are required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the balance sheet. An assessment must then be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense. During the three months ended September 28, 2007, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences.  Accordingly, a valuation allowance was recorded in the quarter to offset the deferred tax assets as of June 30, 2007 and the deferred tax assets generated during the three months ended September 28, 2007.  The valuation allowance increased from $1.5 million as of June 30, 2007 to $29.7 million as of September 28, 2007 of which $12.1 million of the increase was related to the write-off of substantially all of the deferred tax assets as of the beginning of the period.

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction in retained earnings as of July 1, 2007 in the amount of $0.8 million.

Goodwill:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date. At September 28, 2007, we had approximately $54.3 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing.  Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the unit below its carrying value. The assessment of goodwill involves the estimation of the fair value of our units as defined by SFAS 142.

Given the significant decline in our stock price coupled with the slower than anticipated operational turnaround, we assessed the recoverability of goodwill as of September 28, 2007. In performing the goodwill assessment, we used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. We concluded based on the assessment as of the September 28, 2007 that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $76.7 million during the quarter ended September 28, 2007. The impairment of goodwill represents a non-cash charge. There can be no assurance that future events will not result in an additional impairment of goodwill or other assets.

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

Variable Interest Entities.  VIE’s are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FIN No. 46(R), “Consolidation of Variable Interest Entities,” we consolidate all VIEs of which we are the primary beneficiary.

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

We execute certain engineering and construction projects through joint venture arrangements with unrelated third parties. The project specific joint ventures are formed in the ordinary course of business to share risks and/or to secure specialty skills required for project execution.  In fiscal 2006, we, E.S. Boulos Company and O’Connell Electric Company, Inc. formed the Rochester Power Delivery Joint Venture (“RPD JV”) to design and construct an electrical transmission and distribution system for Rochester Gas and Electric. The construction of the electrical transmission and distribution system is the single business purpose of the RPD joint venture arrangement. Each joint venture member has a 33.33% membership interest in RPD JV.  The RPD JV is accounted for using the proportionate consolidation method.

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

Results of Operations

We incurred significant losses in the three months ended September 28, 2007 and in fiscal 2007, 2006 and 2005 and may continue to incur losses in the future. We are taking action to be profitable and generate positive cash flows from operations. Specifically, we are enhancing our controls over project acceptance, which we believe will reduce the level of contract losses; is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; is improving the timeliness of customer invoicing, and enhancing its collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce our reliance on our revolving credit agreement; and is improving project management, which we believe will improve project profitability. We believe that existing cash resources, cash forecasted to be generated from operations and availability on the credit facility are adequate to meet our requirements for the foreseeable future.

As of June 30, 2007 we had goodwill of $130.9 million. We evaluate the recovery of goodwill annually and more frequently if events or circumstances indicate that the carrying value of the goodwill might be impaired. Given the significant decline in our stock price and the resulting decrease in market capitalization coupled with a slower than anticipated operational turnaround, we assessed the recovery of goodwill through an analysis based on market capitalization and discounted cash flows and concluded that there was an impairment. Accordingly, we recorded a non-cash goodwill impairment charge of $76.7 million in the quarter ended September 28, 2007. In addition, based on losses over the past three fiscal years and current fiscal year performance, we determined that under applicable accounting guidance, a valuation allowance was necessary to reduce the deferred tax asset on our balance sheet and we recorded a $12.1 million non-cash charge in the quarter ended September 28, 2007. Therefore, the results of operations for the three months ended September 28, 2007 include the effect of both non-cash charges which aggregate $88.8 million.

The markets for our services remain strong:

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

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended
	September 28,	September 30,
	2007	2006
Net service revenue	100.0%	100.0%

Interest income from contractual arrangements	1.5	1.9
Insurance recoverables and other income	2.1	7.5

Operating costs and expenses:
Cost of services	84.0	90.8
General and administrative expenses	12.4	10.9
Provision for doubtful accounts	1.1	1.4
Goodwill impairment charge	107.5	—
Depreciation and amortization	2.9	3.2
	207.9	106.3
Operating (loss) income	(104.3)	3.1
Interest expense	1.4	1.8
(Loss) income from continuing operations before taxes, minority interest and equity (losses) earnings	(105.7)	1.3
Federal and state income tax provision	17.2	0.7
Minority interest	—	—
(Loss) income from continuing operations before equity (losses) earnings	(122.9)	0.6
Equity in (losses) earnings from unconsolidated affiliates	—	—
(Loss) income from continuing operations	(122.9)	0.6
Discontinued operations, net of taxes	—	(0.1)
Net (loss) income	(122.9)	0.5
Dividends and accretion charges on preferred stock	—	0.2
Net (loss) income applicable to common shareholders	(122.9)%	0.3%

The following table presents the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three months ended September 28, 2007:

	Three Months Ended
	September 28,	September 30,	Change
(Dollars in thousands)	2007	2006	$	%
Gross revenue	$123,654	$101,794	$21,860	21.5%
Less subcontractor costs and other direct reimbursable charges	52,331	38,741	13,590	35.1
Net service revenue	71,323	63,053	8,270	13.1
Interest income from contractual arrangements	1,071	1,201	(130)	(10.8)
Insurance recoverables and other income	1,528	4,745	(3,217)	(67.8)
Cost of services	59,921	57,274	2,647	4.6
General and administrative expenses	8,821	6,892	1,929	28.0
Provision for doubtful accounts	810	885	(75)	(8.5)
Goodwill impairment charge	76,678	—	76,678	100.0
Depreciation and amortization	2,102	1,999	103	5.2
Operating (loss) income	(74,410)	1,949	(76,359)	(3,917.9)
Interest expense	1,023	1,133	(110)	(9.7)
Federal and state income tax provision	12,237	414	11,823	2,855.8
Minority interest	27	—	27	100.0
Equity in (losses) earnings from unconsolidated affiliates	(12)	19	(31)	(163.2)
Discontinued operations, net of taxes	—	(77)	77	(100.0)
Dividends and accretion charges on preferred stock	—	147	(147)	(100.0)
Net (loss) income applicable to common shareholders	(87,655)	197	(87,852)	(44,594.9)

Gross revenue increased $21.9 million, or 21.5%, to $123.7 million for the three months ended September 28, 2007 from $101.8 million for the same period of the prior year. Approximately $7.5 million of the increase was related to increased demand for our energy related engineering services. Approximately $5.1 million was related to revenue recorded from the receipt of a change order. We were awarded a change order for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor. The change order amount was in excess of amounts previously recorded resulting in $5.1 million of additional revenue recorded in the quarter. The remainder of the increase was related to higher subcontractor activity on certain projects which resulted in both increased gross revenue and subcontractor costs; principally on Exit Strategy projects.

NSR increased $8.3 million, or 13.1%, to $71.3 million for the three months ended September 28, 2007 compared to $63.0 million for the same period of the prior year.  The $8.3 million increase was primarily attributable to: (1) $3.7 million increase for our energy related engineering services; and (2) $5.1 million increase from the receipt of the aforementioned design-build change order. The increases were partially offset by a $2.2 million decrease in NSR related to our investment in the Rochester Power Delivery Joint Venture (“RPD JV”). In fiscal 2006, we formed the RPD JV with two other partners to design and construct a $100.0 million electrical transmission and distribution system for Rochester Gas Electric. In February 2008, the joint venture substantially increased the estimated contract costs to an amount in excess of the contract value.  Our proportionate share of the changes in estimate resulted in a $2.2 million reduction in NSR and a $0.4 million charge to COS for a provision for future losses.

Interest income from contractual arrangements decreased $0.1 million, or 10.8%, to $1.1 million for the three months ended September 28, 2007 from $1.2 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates in the three months ended September 28, 2007.

Insurance recoverables and other income decreased $3.2 million, or 67.8%, to $1.5 million for the three months ended September 28, 2007 from $4.7 million for the same period of the prior year. The decrease was due to a higher rate of exit strategy contracts where costs were incurred that were covered by insurance in fiscal 2007 compared to fiscal 2008.

COS increased $2.6 million, or 4.6%, to $59.9 million for the three months ended September 28, 2007 from $57.3 million for the same period of the prior year. The increase was primarily attributable to: (1) a $1.6 million increase in billable headcount and associated indirect costs to support the increased demand for our power generation engineering services; (2) $1.0 million of costs directly related to the successful receipt of the design build change order; (3) $0.6 million of increased claims costs associated with our self insured workers’ compensation and employee medical benefits plans; and (4) a $0.4 million contract costs provision for future losses related to the RPD JV. These increases were partially offset by the impact of our corporate realignment initiative. We have been transitioning from a decentralized to a centralized management model. As part of this transition, our processes and costs relating to almost all financial, information technology and administrative functions were realigned under centralized management control and are now incurred and controlled by corporate functions and classified as G&A expenses. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in COS. For the quarter ended September 28, 2007, we estimate that $1.9 million of expenses were included in G&A expenses that in the same period of the previous year were included in COS.

G&A expenses increased $1.9 million, or 28.0%, to $8.8 million for the three months ended September 28, 2007 compared to $6.9 million for the same period of the prior year. The increase was primarily attributable to: (1) $1.9 million of costs associated with the centralization of our financial, information technology and administrative functions that were previously included in COS; (2) approximately $0.5 million of costs associated with the installation of our new enterprise-wide IT platform; and (3) approximately $0.3 million of costs incurred to eliminate excess facilities and duplicative corporate administration costs. These increases were partially offset by the decreases in finance and accounting consultant costs incurred for the fiscal 2007 financial close and our 2007 debt refinancing efforts.

The provision for doubtful accounts decreased $0.1 million, or 8.5%, to $0.8 million for the three months ended September 28, 2007 from $0.9 million for the same period of the prior year. Improved controls over project acceptance and enhanced collection efforts have resulted in less uncollectible receivables in the current year.

A goodwill impairment charge of $76.7 million was recorded for the three months ended September 28, 2007 while no charge was recorded for the same period of the prior year. As previously discussed, we assessed the carrying value of goodwill for impairment as of September 28, 2007 and determined that an impairment of goodwill existed.

Depreciation and amortization increased $0.1 million, or 5.2%, to $2.1 million for the three months ended September 28, 2007 from $2.0 million for the same period of the prior year. The increase is primarily attributable to additional depreciation expense resulting from capital expenditures in fiscal 2007 related to our office consolidation initiative.

Interest expense decreased $0.1 million, or 9.7%, to $1.0 million for the three months ended September 28, 2007 from $1.1 million for the same period of the prior year. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $35.9 million in the first quarter of 2007 to $30.5 million in fiscal 2008 along with lower average quarterly interest rates being charged on the line in fiscal 2008 of 8.9% versus 10.5% in fiscal 2007.

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction in retained earnings as of July 1, 2007 in the amount of $0.8 million. As of July 1, 2007, the total amount of gross unrecognized tax benefits was $1.3 million, of which $1.0 million, if recognized, would impact our effective tax rate. We estimate that the total unrecognized tax benefits will decrease by approximately $0.3 million within the next 12 months attributable to the statute of limitation closing on certain transactions. There were no significant changes to these amounts during the fiscal quarter ended September 28, 2007.

During the three months ended September 28, 2007, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences.  Accordingly, a valuation allowance was recorded in the quarter to offset the deferred tax assets as of June 30, 2007 and the deferred tax assets generated during the three months ended September 28, 2007.  The valuation allowance increased from $1.5 million as of June 30, 2007 to $29.7 million as of September 28, 2007 of which $12.1 million of the increase was related to the write-off of substantially all of the deferred tax assets as of the beginning of the period.

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

Cash flows used in operating activities were $2.4 million for the three months ended September 28, 2007. Uses of cash for the three months ended September 28, 2007 totaled $31.6 million and consisted primarily of the following: (1) a $17.1 million increase in our receivables due primarily to increased business in our power delivery business; (2) a $10.8 million decrease in our deferred revenues, due primarily to work performed on existing Exit Strategy contracts; and (3) a $1.5 million increase in insurance recoverables due to Exit Strategy contracts which are estimated to incur costs beyond the projected commutation account balance. Cash used during the three months ended September 28, 2007 was offset by sources of cash totaling $22.0 million consisting primarily of the following: (1) a $12.1 million increase in accounts payable due to increased levels of business activity in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007, (2) a $5.7 million decrease in restricted investments due to work performed on Exit Strategy projects, (3) a $2.0 million increase in accrued compensation and benefits, (4) a $1.2 million decrease in other accrued liabilities and (5) a $0.8 million decrease in long-term prepaid insurance.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. A common measure of the efficiency of the billing and collection process is typically evaluated as days sales outstanding (“DSO”), which we calculate by dividing both current and long-term receivables by the most recent three-month average of daily gross revenue after adjusting for acquisitions.  DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 109 days at September 28, 2007 from 104 days at June 30, 2007 due to the system conversion. Our goal is to reduce DSO to less than 90 days.

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

Investing activities provided cash of approximately $0.6 million during the three months ended September 28, 2007. Cash provided consisted primarily of: $3.2 million in distributions received form the sale of our 50% ownership position in Metuchen Realty Acquisition, LLC which was offset by (1) $2.1 million for property and equipment additions, (2) $0.6 million for earnout payments, and (3) $0.3 million for the acquisition of land held for sale.

During the three months ended September 28, 2007, financing activities provided cash of $1.6 million consisting primarily of $2.6 million of proceeds from the exercise of stock options which was offset by a $1.0 million reduction in the balance outstanding on our credit facility.

On July 17, 2006, we and substantially all of our subsidiaries entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement, as amended, provides us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month EBITDA commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required us to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $3.1 million, $5.8 million, $8.6 million and $12.3 million for the quarter, two quarter, three quarter and four quarter periods ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 and $2.4 million for the three month period ended September 28, 2007, respectively. We must maintain average monthly backlog of $190.0 million. Capital expenditures are limited to $9.6 million, $10.1 million and $10.6 million for the fiscal years ended or ending June 30, 2007, 2008, and 2009 and thereafter, respectively. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

The Credit Agreement has been amended several times since July 17, 2006.  In general the amendments have been to revise dates for delivery of financial statements, change definitions, and/or amend covenant requirements.  The Credit Agreement was also amended as of March 3, 2008 to modify certain terms with respect to the location of office space in Houston, Texas and to permit us to issue subordinated promissory notes in an aggregate amount not-to-exceed $0.6 million which were issued in connection with the extension of the deadline for registering common stock issued in a March 6, 2006 private placement.

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

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 28, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 28, 2007, due to material weaknesses that exist within the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.”

Notwithstanding the determination that the Company’s system of internal control was ineffective as of September 28, 2007 and the material weaknesses identified below, the Company believes that its consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal period covered thereby in all material respects in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional detailed procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q.

b. Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of September 28, 2007 using the criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”). Due to the transitional issues associated with a new single enterprise-wide reporting and management software platform (“ERP”) and the timing of its adoption, the Company’s management was unable to complete its documentation and testing of all internal controls as of September 28, 2007. Because of this, as well as material weaknesses identified in prior periods which were not remediated as of September 28, 2007, management has concluded that the Company’s internal control over financial reporting was not effective as of September 28, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company’s internal control over financial reporting:

•                 Ineffective controls at the entity level:  As evidenced by the material weaknesses described below as well as management’s inability to complete its assessment of internal control over financial reporting, management concluded that the Company’s entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities have not been designed adequately. With respect to the control environment, monitoring function, dissemination of information and communication activities material weaknesses, the Company’s management determined that these were primarily attributable to changes in and the inexperience of the Company’s accounting personnel and issues relating to the implementation of the ERP system.  The risk assessment material weakness was primarily attributable to management’s inability to complete a formalized entity-level risk assessment.  These material weaknesses contributed to the other material weaknesses described below and an environment where there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

•                 Inadequate segregation of duties:  The Company has not adequately designed controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries. Due to the potential effect on the Company’s consolidated financial statements and disclosures and the absence of other mitigating controls there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

•                 Inadequate controls related to the financial reporting and closing process:  As of the end of fiscal 2007 and through September 28, 2007, the Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in the following areas: (i) preparation, review and approval of account analyses, summaries and reconciliations; (ii) reconciliation of subsidiary ledgers to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) review and approval of journal entries; (iv) accuracy of information input to and output from the financial reporting and accounting systems; (v) analysis of intercompany activity; and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the Company’s account balances and disclosures there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  This material weakness resulted in the restatement of the Company’s previously filed interim condensed consolidated financial statements for the periods ended December 31, 2006 and March 31, 2007.

•                 Inadequate controls related to estimating, job costing and revenue recognition:  The Company did not design appropriate controls related to the recognition of revenue, including a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. Some customer contracts were not fully integrated and reflected in our new ERP system as of September 28, 2007. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s revenue, interest income from contractual arrangements, insurance recoverables and other income, insurance recoverable - environmental remediation, deferred revenue, and environmental remediation liabilities will not be prevented or detected on a timely basis.

•                 Inadequate controls related to processing and valuation of accounts receivable:  The Company did not design appropriate controls to ensure proper completeness, accuracy and valuation of accounts receivable. The controls were not adequate to ensure completeness, authorization and accuracy of (i) client billing adjustments, including write-offs; (ii) provision for doubtful accounts; (iii) changes to and maintenance of client master files; and (iv) the approval and processing of client payments, credits and other client account applications. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s revenue or accounts receivable, allowance for doubtful accounts and the provision for doubtful accounts will not be prevented or detected on a timely basis.

•                 Inadequate controls related to the expenditure cycle:  The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operation of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved; and (v) adequate segregation of duties related to check signing, invoice processing and invoice approval. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s cost of services, general and administrative expenses, accounts payable and other accrued liabilities will not be prevented or detected on a timely basis.

•                 Inadequate controls related to the payroll cycle:  The Company’s internal controls were not adequately designed in a manner to support effectively the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in the following areas: (i) review and approval of changes to the payroll master files; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (viii) payroll is recorded in the appropriate period. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s cost of services, general and administrative expenses and accrued compensation and benefits will not be prevented or detected on a timely basis.

•                 Inadequate general computer controls:  The Company’s internal controls were not adequately designed in a manner to support the information technology environment. This material weakness is the result of aggregate deficiencies in the following areas: (i) access to financial applications is granted to appropriate personnel; (ii) passwords contain sufficient restrictions; and (iii) systems are configured with appropriate security monitoring capabilities. Additionally, controls designed to ensure appropriate change management of financial applications included deficiencies in the following areas: (i) testing the validation of system conversions prior to implementation; (ii) accurate data conversion from legacy systems; and (iii) restriction and monitoring of access to vendor-supported systems. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

•                 Inadequate controls related to the income tax cycle:  The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the income tax cycle. This material weakness is the result of aggregate deficiencies in the following areas: (i) the income tax provision is determined using a methodology and related assumptions consistently across the entity and accounting periods; (ii) relevant, sufficient and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured; (iii) disclosures are prepared in accordance with GAAP, (iv) application of the Company’s accounting policies to the tax provision and related accounts is performed timely, appropriately documented and independently reviewed for appropriateness; (v) the provision and related account balances have been recorded in the general ledger at the approved amounts and in the appropriate accounting period; and (vi) significant estimates and judgments are based on the latest available information and management’s understanding of the Company’s operations. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of September 28, 2007. Additionally, due to management’s inability to complete its assessment, other material weaknesses may exist as of September 28, 2007 in significant areas of controls, including the following:  (i) internal controls related to fixed assets; (ii) internal controls related to equity; (iii) internal controls related to financial reporting of variable interest entities; and (iv) other areas, if any, in which a material weakness may have been identified if management had completed its assessment.

As a result of management’s incomplete documentation and testing of the Company’s internal control over financial reporting the Company’s independent registered public accounting firm was unable to perform auditing procedures necessary to form an opinion on management’s assessment of internal controls and did not express an opinion on management’s assessment of internal controls and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weaknesses identified as of June 30, 2007.

c. Remediation Status

The Company has made progress in improving its financial reporting and control processes, moving from 17 separate accounting platforms at the end of fiscal 2005 to three at the end of fiscal 2006, to the ultimate adoption of a single new enterprise-wide reporting and management software system (the “ERP system”) in May of 2007. The new system was implemented by the Company to improve the quality, timeliness and accuracy of information available to management to make decisions, and operate the business and to improve the information available to facilitate financial reporting and internal control. The new system is a critical step in improving internal control and eliminating material weaknesses. The uniform system chosen by the Company, while in wide use throughout the industry, had not previously been in use at the Company, and there have been a number of transitional issues associated with its adoption and implementation which impacted internal control processes in fiscal 2007 and into fiscal 2008.  The primary transitional issues included (i) inexperience and lack of training of personnel with respect to the closing procedures required under the new ERP system; (ii) unfamiliarity of employees with the reports generated by the new ERP system in connection with our period-end closing process; (iii) the combination of starting up the new ERP system, addressing previously disclosed material weaknesses, and conflicting demands on the employees’ time; (iv) human errors in entering, completing and correcting contract and vendor data in the new ERP system; and (v) difficulties in consolidating financial information in the consolidation process.

Since the Company identified the material weaknesses identified above, management has been working to identify and remedy the causes of those material weaknesses, and the Company believes that it has identified the primary causes of, and appropriate remedial actions to, resolve these issues. While the Company believes that it has remedied a number of the causes of these material weaknesses and is continuing to implement appropriate corrective measures, the Company was not able to determine that they had been fully remedied as of December 31, 2007. The Company has devoted substantial resources to the implementation of the new ERP system and believes that when fully implemented, along with appropriate control procedures, the system and control procedures will substantially remedy identified material weaknesses.  Notwithstanding the efforts of management, there is a risk that the Company may be unable to fully remedy these material weaknesses. The corrective actions that the Company has implemented and is implementing may not fully remedy the material weaknesses that have been identified to date or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on the business and results of operations or the Company’s ability to timely make required SEC filings in the future.

As part of the Company’s remediation program, management has adopted procedures to conduct additional detailed transaction reviews and control activities to confirm that the consolidated financial statements for each period that management has identified as being affected by the material weaknesses discussed above, including the quarter ended September 28, 2007 included in this Quarterly Report, present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

These reviews and control activities include performing detailed account reconciliations of all material line-item accounts reflected on the Company’s consolidated balance sheet and consolidated statement of operations in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of the Company’s consolidated financial statements.

These changes in the internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 2003.

*10.1.1	2007 Equity Incentive Plan, dated May 10, 2007, incorporated by reference to the Company’s Proxy Statement filed on April 18, 2007.

*10.2.1	Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998, incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 1999.

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

10.6

Agreement, dated December 14, 2001, by and among the Company and Fletcher International, Ltd., related to the sale of the Company’s Series A-1 Cumulative Convertible Preferred Stock, incorporated by reference to the Company’s Form 8-K filed on December 26, 2001.

10.6.1	Stock Purchase Agreement, dated March 6, 2006, by and among the Company and purchasers named therein, incorporated by reference to the Company’s Form 8-K filed on March 9, 2006.

10.6.2	Registration Rights Agreement, dated March 6, 2006, by and among the Company and the stockholders named therein, incorporated by reference to the Company’s Form 8-K filed on March 9, 2006.

*10.7

Amended and Restated Employment Agreement, dated January 25, 2006, by and among the Company and Christopher P. Vincze, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2006.

*10.7.1	Employment Agreement, dated March 6, 2006, by and among the Company and Timothy D. Belton, incorporated by reference to the Company’s Form 8-K filed on March 30, 2006.

*10.7.2	Amended and Restated Employment Agreement, dated August 9, 2007, by and among the Company and Christopher P. Vincze.

10.11	Credit Agreement, dated July 17, 2006, by and among the Company, certain of its subsidiaries and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on July 20, 2006.

10.11.1

First Amendment to Credit Agreement, dated October 31, 2006, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on November 1, 2006.

10.11.2

Second Amendment to Credit Agreement, dated November 29, 2006, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on December 6, 2006.

10.11.3

Third Amendment to Credit Agreement, dated December 29, 2006, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on January 8, 2007.

10.11.4

Fourth Amendment to Credit Agreement, dated January 31, 2007, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on February 6, 2007.

10.11.5

Fifth Amendment to Credit Agreement, dated July 30, 2007, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on August 2, 2007.

10.11.6

Sixth Amendment to Credit Agreement, dated September 25, 2007, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on September 27, 2007.

10.11.7

Seventh Amendment to Credit Agreement, dated November 28, 2007, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on December 3, 2007.

10.11.8

Eighth Amendment to Credit Agreement, dated December 14, 2007, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on December 19, 2007.

10.11.9

Ninth Amendment to Credit Agreement, dated March 3, 2008, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on March 28, 2008.

10.11.10

Tenth Amendment to Credit Agreement, dated April 4, 2008, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on April 10, 2008.

10.12

Subordinated Loan Agreement, dated July 19, 2006, by and among the Company, certain of its subsidiaries and Federal Partners, L.P., incorporated by reference to the Company’s Form 8-K filed on July 20, 2006.

10.12.1	Warrant Agreement, dated July 19, 2006 by and among TRC Companies, Inc. and Federal Partners, L.P., incorporated by reference to the Company’s Form 8-K filed on July 20, 2006.

10.13

Purchase and Exchange Agreement, dated December 1, 2006, by and among the Company, certain of its subsidiaries and Fletcher International, Ltd., incorporated by reference to the Company’s Form 8-K filed on December 6, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*	This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-Q pursuant to Item 14(c).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

May 1, 2008	by:	/s/ Carl d. Paschetag, Jr.

Carl d. Paschetag, Jr.
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)