Form 10-Q
period 2008-03-28
TRC COMPANIES INC /DE/
filed 2008-05-23
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2008

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

YES  ☐    NO  ☒

On May 8, 2008 there were 18,820,131 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 28, 2008

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 31,	March 28,	March 31,
	2008	2007	2008	2007
				(As restated
				see Note 4)
Gross revenue	$107,994	$111,450	$342,580	$326,656
Less subcontractor costs and other direct reimbursable charges	42,522	47,395	139,528	134,651
Net service revenue	65,472	64,055	203,052	192,005
Interest income from contractual arrangements	962	1,194	3,040	3,645
Insurance recoverables and other income	651	127	2,196	4,943
Operating costs and expenses:
Cost of services	58,638	57,491	174,696	170,391
General and administrative expenses	9,734	5,742	26,385	17,258
Provision for doubtful accounts	658	619	2,163	2,429
Goodwill impairment charge	—	—	76,678	—
Depreciation and amortization	1,895	1,895	6,021	5,917
	70,925	65,747	285,943	195,995
Operating (loss) income	(3,840)	(371)	(77,655)	4,598
Interest expense	968	1,005	2,962	3,285
(Loss) income from continuing operations before taxes, minority interest and equity earnings (losses)	(4,808)	(1,376)	(80,617)	1,313
Federal and state income tax provision (benefit)	101	(688)	12,439	673
Minority interest	5	7	62	7
(Loss) income from continuing operations before equity earnings (losses)	(4,904)	(681)	(92,994)	647
Equity in earnings (losses) from unconsolidated affiliates	—	16	(12)	53
(Loss) income from continuing operations	(4,904)	(665)	(93,006)	700
Discontinued operations, net of taxes	—	(47)	—	(77)
Net (loss) income	(4,904)	(712)	(93,006)	623
Dividends and accretion charges on preferred stock	—	—	—	2,233
Net loss applicable to common shareholders	$(4,904)	$(712)	$(93,006)	$(1,610)

Basic and diluted loss per common share:
Continuing operations	$(0.26)	$(0.04)	$(4.99)	$(0.09)
Discontinued operations, net of taxes	—	—	—	—
	$(0.26)	$(0.04)	$(4.99)	$(0.09)

Average shares outstanding:
Basic	18,775	18,194	18,642	17,341
Diluted	18,775	18,194	18,642	17,341

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 28,	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$694	$430
Accounts receivable, less allowances for doubtful accounts	131,425	132,879
Insurance recoverable - environmental remediation	8,125	6,381
Deferred income tax assets	—	13,894
Income taxes refundable	286	587
Restricted investment	41,446	20,830
Prepaid expenses and other current assets	13,642	11,911
Total current assets	195,618	186,912
Property and equipment, at cost	59,289	57,569
Less accumulated depreciation and amortization	39,105	36,126
	20,184	21,443
Goodwill	54,452	130,935
Investments in and advances to unconsolidated affiliates and construction joint ventures	1,519	5,245
Long-term restricted investment	69,053	72,651
Long-term prepaid insurance	51,909	54,395
Other assets	14,898	14,401
Total assets	$407,633	$485,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,855	$31,618
Accounts payable	54,385	54,976
Accrued compensation and benefits	18,491	22,134
Deferred revenue	49,551	31,494
Environmental remediation liabilities	1,894	4,629
Other accrued liabilities	28,857	24,007
Total current liabilities	186,033	168,858
Non-current liabilities:
Long-term debt, net of current portion	11,979	11,052
Long-term income taxes payable	698	—
Deferred income tax liabilities	—	1,519
Long-term deferred revenue	128,585	134,901
Long-term environmental remediation liabilities	7,850	7,861
Total liabilities	335,145	324,191

Minority interest in subsidiary	—	62
Commitments and contingencies
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common, $.10 par value; 30,000,000 shares authorized, 18,778,478 and 18,774,996 shares issued and outstanding, respectively, at March 28, 2008, and 18,240,509 and 18,237,027 shares issued and outstanding, respectively, at June 30, 2007	1,878	1,824
Additional paid-in capital	151,891	147,229
(Accumulated deficit) retained earnings	(81,383)	12,453
Accumulated other comprehensive income	135	256
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity	72,488	161,729
Total liabilities and shareholders’ equity	$407,633	$485,982

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	March 28,	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(93,006)	$623
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash items:
Depreciation and amortization	6,021	5,942
Directors deferred compensation	127	143
Stock-based compensation expense	1,637	1,188
Provision for doubtful accounts	2,163	2,477
Non-cash interest income	(202)	25
Deferred income taxes	12,137	445
Equity in losses (earnings) from unconsolidated affiliates	12	(53)
Equity losses (earnings) from construction joint ventures	3,647	(525)
Goodwill impairment charge	76,678	—
Minority interest	(62)	(7)
Loss on disposals of assets	134	218
Other non-cash items	(102)	50
Excess tax benefit from option exercises	—	(102)
Changes in operating assets and liabilities:
Accounts receivable	(835)	(5,220)
Insurance recoverable - environmental remediation	(1,744)	(4,260)
Income taxes	407	(863)
Restricted investments	(18,270)	13,820
Prepaid expenses and other current assets	(691)	(230)
Long-term prepaid insurance	2,486	1,388
Other assets	(69)	(200)
Accounts payable	559	2,077
Accrued compensation and benefits	(3,643)	(1,130)
Environmental remediation liabilities	(2,746)	1,558
Deferred revenue	11,752	(11,802)
Other accrued liabilities	3,034	(360)
Net cash (used in) provided by operating activities	(576)	5,202
Cash flows from investing activities:
Additions to property and equipment	(5,128)	(5,647)
Restricted investments (current and long-term)	1,390	(438)
Earnout payments on acquisitions	(1,799)	(3,634)
Proceeds from sale of fixed assets	51	196
Acquisition of land held for sale	(881)	(2,618)
Investments in and advances to unconsolidated affiliates	—	(1,204)
Proceeds from sale of businesses, net of cash sold	3,246	400
Net cash used in investing activities	(3,121)	(12,945)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	1,469	(3,894)
Proceeds from issuance of common stock, net	—	2,000
Payments on long-term debt and other	(437)	(369)
Borrowings of long-term debt	50	8,231
Proceeds from exercise of stock options	2,879	170
Excess tax benefit from options exercises	—	102
Net cash provided by financing activities	3,961	6,240

Increase (decrease) in cash and cash equivalents	264	(1,503)
Cash and cash equivalents, beginning of period	430	3,093
Cash and cash equivalents, end of period	$694	$1,590

See accompanying notes to condensed consolidated financial statements.

TRC Companies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 28, 2008 and March 31, 2007

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

The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Certain contracts are executed jointly through alliances and joint ventures with unrelated third parties. The Company executes certain engineering and construction projects through joint venture arrangements with unrelated third parties. The project specific joint ventures are formed in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. In fiscal 2006, the Company, E.S. Boulos Company and O’Connell Electric Company, Inc. formed the Rochester Power Delivery Joint Venture (“RPD JV”) to design and construct an electrical transmission and distribution system for Rochester Gas and Electric. The construction of the electrical transmission and distribution system is the single business purpose of the RPD joint venture arrangement. Each joint venture member has a 33.33% membership interest in RPD JV.  The RPD JV is accounted for using the proportionate consolidation method.

As of June 30, 2007 the Company had goodwill of $130,935. The Company evaluates the recovery of goodwill annually and more frequently if events or circumstances indicate that the carrying value of the goodwill might be impaired. Given the significant decline in the Company’s stock price and the resulting decrease in market capitalization coupled with a slower than anticipated operational turnaround, the Company assessed the recovery of goodwill through an analysis based on market capitalization and discounted cash flows and concluded that there was an impairment. Accordingly, the Company recorded a non-cash goodwill impairment charge of $76,678 in the first quarter of fiscal 2008. During the nine months ended March 28, 2008, the Company determined that it was more likely than not that its deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a valuation allowance was recorded in the first quarter of fiscal 2008 to offset the deferred tax assets as of June 30, 2007 and the deferred tax assets generated during the nine months ended March 28, 2008. The valuation allowance increased from $1,477 as of June 30, 2007 to $30,322 as of March 28, 2008 of which $12,137 of the increase was related to the write-off of substantially all of the deferred tax assets as of the beginning of the period.

The Company incurred significant losses in the nine months ended March 28, 2008 and in the fiscal years 2007, 2006 and 2005 and may continue to incur losses in the future. The Company is taking action to be profitable and generate positive cash flows from operations. Specifically, the Company is enhancing its controls over project acceptance, which it believes will reduce the level of contract losses; is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; is improving the timeliness of customer invoicing, and enhancing its collection efforts, which the Company believes will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce the Company’s reliance on its revolving credit agreement; and is improving project management, which it  believes will improve project profitability. Management believes that existing cash resources, cash forecasted to be generated from operations and availability on the credit facility are adequate to meet the Company’s requirements for the foreseeable future.

As discussed in Note 9, in August 2006, the Company sold the assets of the Bellatrix business in Phoenix, Arizona (“Bellatrix”) and in March 2007 sold the assets of TRC Omni Environmental Corporation (“Omni”). The operations of these entities are shown as discontinued operations in the condensed consolidated statements of operations.

The condensed consolidated balance sheet at March 28, 2008 and the condensed consolidated statements of operations for the three and nine months ended March 28, 2008 and March 31, 2007 and the condensed consolidated statement of cash flows for the nine months ended March 28, 2008 and March 31, 2007 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2007.

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

In December 2007, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company adopted SAB 110 as of January 1, 2008 and is continuing the use of the “simplified method” for stock option awards granted after December 31, 2007.

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

On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. The Company will adopt SFAS 162 once it is effective and is currently evaluating the effect that the adoption will have on its condensed consolidated financial statements.

3.                                      General and Administrative Expenses

The Company has been transitioning from a decentralized to a centralized management model. As part of this transition, the Company implemented an enterprise planning resource system in the fourth quarter of fiscal 2007. Concurrent with the implementation of the new system, the Company’s processes and costs relating to almost all financial, information technology and administrative functions were realigned under centralized management control and are now incurred and controlled by corporate functions and classified as general and administrative expenses. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services. For the three and nine months ended March 28, 2008, the Company estimates that $1,556 and $4,941 of expenses, respectively, included in general and administrative expenses would have been included in cost of services under the previous model.

4.                                      Correction of an Error

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the third quarter of fiscal 2007, the Company determined that the initial accounting for the December 2006 exchange of the Company’s preferred stock was incorrectly treated as a redemption, with the Company recording a benefit of approximately $3,917 for the difference between the carrying value of the preferred stock of $15,000 and the fair value of the common stock issued of $11,083. Upon further review, management determined the appropriate accounting for the transaction was Emerging Issues Task Force (“EITF”) Topic D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” (“EITF Topic D-42”), and SFAS No. 84 “Induced Conversions of Convertible Debt,” (“SFAS 84”), whereby the difference between the fair value of all securities transferred in the transaction of $11,083 and the fair value of the securities issuable pursuant to the original conversion terms of $9,125, or $1,958, should be recorded as an inducement and included in dividends and accretion charges on preferred stock. Therefore, the Company reversed the $3,917 benefit and recorded the $1,958 inducement charge resulting in a total adjustment of $5,875 to correct the error. The correction of this error affects the previously reported interim condensed consolidated statements of operations for the nine months ended March 31, 2007. The correction had no impact on the previously reported condensed consolidated statements of cash flows for the nine months ended March 31, 2007.

The effects of the restatement on the previously reported condensed consolidated statement of operations are as follows:

	Nine Months Ended March 31, 2007
	As previously reported	Adjustment	As restated

Net income	$623	$—	$623
Dividends and accretion charges on preferred stock	(3,642)	5,875	2,233
Net income (loss) applicable to common shareholders	$4,265	$(5,875)	$(1,610)

Basic earnings (losses) per common share:
Continuing operations	$0.25	$(0.34)	$(0.09)
Discontinued operations	—	—	—
	$0.25	$(0.34)	$(0.09)

Diluted earnings (losses) per common share:
Continuing operations	$0.24	$(0.33)	$(0.09)
Discontinued operations	—	—	—
	$0.24	$(0.33)	$(0.09)

Average shares outstanding:
Basic	17,341	—	17,341
Diluted	17,724	(383)	17,341

5.                                      Stock Options

On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.  Total non-cash stock-based compensation expense for the nine months ended March 28, 2008 and March 31, 2007 was $1,637 and $1,188, respectively, which consisted primarily of stock-based compensation expense related to employee stock option awards recognized under SFAS 123(R). For the three and nine months ended March 28, 2008, 0 and 517 shares of the Company’s stock options were exercised for proceeds of $0 and $2,879, respectively.

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

For the three and nine months ended March 28, 2008 and March 31, 2007, the Company reported a net loss applicable to common shareholders; therefore, diluted EPS was equal to basic EPS. The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) were 2,676 and 2,149 for the three and nine months ended March 28, 2008, and 3,159 and 1,695 for the three and nine months ended March 31, 2007, respectively.  The following table sets forth the computations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 28,	March 31,	March 28,	March 31,
	2008	2007	2008	2007
(Loss) income from continuing operations	$(4,904)	$(665)	$(93,006)	$700
Discontinued operations, net of taxes	—	(47)	—	(77)
Net (loss) income	(4,904)	(712)	(93,006)	623
Dividends and accretion charges on preferred stock	—	—	—	2,233
Net loss applicable to common shareholders	$(4,904)	$(712)	$(93,006)	$(1,610)

Weighted average basic and diluted common shares outstanding	18,775	18,194	18,642	17,341

Basic and diluted loss per common share:
Continuing operations	$(0.26)	$(0.04)	$(4.99)	$(0.09)
Discontinued operations, net of taxes	—	—	—	—
Basic and diluted loss per common share	$(0.26)	$(0.04)	$(4.99)	$(0.09)

7.                                      Accounts Receivable

The current portion of accounts receivable at March 28, 2008 and June 30, 2007 was comprised of the following:

	March 28,	June 30,
	2008	2007
Billed	$83,060	$84,895
Unbilled	50,493	54,113
Retainage	6,951	4,706
	140,504	143,714
Less allowances for doubtful accounts	9,079	10,835
	$131,425	$132,879

A substantial portion of unbilled receivables represents billable amounts recognized as revenue, primarily in the last month of the fiscal period. Management expects that almost all unbilled amounts will be billed and collected within one year. Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of additional costs. Costs attributable to claims are treated as costs of contract performance as incurred. As of March 28, 2008 and June 30, 2007, the Company had recorded a claim receivable of $0 and $1,032, respectively, equal to the contract costs incurred for the claim. The claim at June 30, 2007 related to a design build infrastructure project on which the Company was a subcontractor. The ultimate client for the project was a state government entity. A change order for $6,190 was received in final resolution of the claim.  Accordingly, during the nine months ended March 28, 2008, revenue of $5,108 was recorded with the remaining amount being applied against a claim receivable.

8.                                      Other Accrued Liabilities

                At March 28, 2008 and June 30, 2007, other accrued liabilities were comprised of the following:

	March 28,	June 30,
	2008	2007
Additional purchase price payments	$984	$2,772
Contract costs and loss reserves	10,111	6,929
Audit and legal costs	12,319	8,841
Lease obligations	2,529	2,223
Registration penalty	300	900
Other	2,614	2,342
	$28,857	$24,007

The Company recorded $34 of payments related to facility closure costs for the nine months ended March 28, 2008.  As of March 28, 2008, $139 of facility closure costs remain accrued and are expected to be paid by fiscal 2013. The Company’s lease abandonment accrual of $139 is comprised of total lease obligations of $562 offset by $423 of actual sublease payments due under non-cancelable subleases at March 28, 2008.

9.                                      Acquisitions and Divestitures

                        (a) Acquisitions

The Company did not complete any acquisitions during the nine months ended March 28, 2008 or in fiscal 2007. However, during the nine months ended March 28, 2008 and March 31, 2007, the Company made additional purchase price cash payments of $1,799 and $3,634, respectively, related to acquisitions completed in prior years. During the nine months ended March 28, 2008 and March 31, 2007, the Company also issued 9 and 16 shares of common stock valued at $73 and $161, respectively, related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets, as well as amendments of future earnout arrangements which changed the calculated multiple based on operating income to a predetermined amount.

(b) Divestitures

In July 2007 the Company sold its 50% ownership position in Metuchen Realty Acquisition, LLC (“MRA”), an unconsolidated affiliate.  The Company received cash payments of $3,246 and the transaction resulted in a $17 loss for the nine months ended March 28, 2008.

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

Omni

On March 30, 2007 the Company sold the assets of Omni. The Omni sale included fixed assets, certain receivables, and accrued liabilities for consideration of approximately $235, subject to certain post closing adjustments. The Company recorded a goodwill impairment charge of $85 related to the Omni transaction which is included in the loss from discontinued operations in the condensed consolidated statement of operations for the nine months ended March 31, 2007.

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

The summarized, combined statements of operations for discontinued operations were as follows:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2007	2007
Gross revenue	$645	$3,256

Net service revenue	$612	$2,452

Operating loss	(80)	(117)
Income tax benefit	33	40
Loss from discontinued operations	$(47)	$(77)

10.                               Goodwill and Intangible Assets

At March 28, 2008, the Company had $54,452 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually. The assessment of goodwill involves the estimation of the fair value of the Company as defined by SFAS 142.

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

The changes in the carrying amount of goodwill for the nine months ended March 28, 2008 are as follows:

Goodwill, July 1, 2007	$130,935
Additional purchase price payments accrued	195
Goodwill impairment charge	(76,678)
Goodwill, March 28, 2008	$54,452

Identifiable intangible assets as of March 28, 2008 and June 30, 2007 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 28, 2008		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Identifiable intangible assets with determinable lives:
Contract backlog	$—	$—	$284	$239
Customer relationships	7,166	2,122	7,166	1,733
Other	90	60	190	142
	7,256	2,182	7,640	2,114
Identifiable intangible assets with indefinite lives:
Engineering licenses	726	300	726	300
	$7,982	$2,482	$8,366	$2,414

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately thirteen years. The weighted average periods of amortization by intangible asset class is approximately fourteen years for client relationship assets and five years for other assets. The amortization of intangible assets during the three months ended March 28, 2008 and March 31, 2007 was $134 and $162, respectively. The amortization of intangible assets during the nine months ended March 28, 2008 and March 31, 2007 was $452 and $701, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2008 - $135; fiscal 2009 - $537; fiscal 2010 - $520; fiscal 2011 - $493; fiscal 2012 and thereafter - $3,389.

11.                               Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement, as amended, provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month EBITDA commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required the Company to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $2,446, $5,654 and $9,018 for the quarter, two quarter and three quarter periods ended September 28, 2007, December 28, 2007 and March 28, 2008, respectively. The Company failed to achieve the required level of EBITDA for the nine month period ended March 28, 2008, however this covenant has been waived by the lenders. The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $9,619, $10,099 and $10,604 for the fiscal years ended or ending June 30, 2007, 2008, and 2009 and thereafter, respectively. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

The Credit Agreement has been amended several times since July 17, 2006.  In general the amendments have been to revise dates for delivery of financial statements, change definitions, and/or amend covenant requirements.  The Credit Agreement was amended as of March 3, 2008 to modify certain terms with respect to the location of office space in Houston, Texas and to permit us to issue subordinated promissory notes in an aggregate amount not-to-exceed $600,000 which were issued in connection with the extension of the deadline for registering common stock issued in a March 6, 2006 private placement. The Credit Agreement was amended as of May 20, 2008 to change the EBITDA covenant for the year ending June 30, 2008 to a minimum of $7,945 and establish minimum levels of EBITDA required for the three months ending September 2009, the year ending June 30, 2009 and the year ending June 30, 2010 of $2,400, $13,000 and $16,000, respectively.

At March 28, 2008, the Company had borrowings outstanding pursuant to its revolving credit facility of $32,455 at an average interest rate of 8.59% compared to $30,986 of borrowings outstanding at an average interest rate of 8.85% at June 30, 2007. Letters of credit outstanding were $6,572 and $6,998 on March 28, 2008 and June 30, 2007, respectively. Funds available to borrow under the Credit Agreement were $8,473 and $7,016 on March 28, 2008 and June 30, 2007, respectively.

12.                               Income Taxes

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, the Company recorded a reduction in retained earnings as of July 1, 2007 in the amount of $830. As of July 1, 2007, the total amount of gross unrecognized tax benefits was $1,321, of which $967, if recognized, would impact the Company’s effective tax rate. The Company estimates that the total unrecognized tax benefits will decrease by approximately $269 within the next 12 months attributable to the statute of limitation closing on certain transactions. There were no significant changes to these amounts during the nine months ended March 28, 2008.

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

During the nine months ended March 28, 2008, the Company determined that it was more likely than not that its deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a valuation allowance was recorded in the first quarter of fiscal 2008 to offset the deferred tax assets as of June 30, 2007 and the deferred tax assets generated during the nine months ended March 28, 2008. The valuation allowance increased from

$1,477 as of June 30, 2007 to $30,322 as of March 28, 2008 of which $12,137 of the increase was related to the write-off of substantially all of the deferred tax assets as of the beginning of the period.

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

Five Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties’ statutory environmental remediation liability at the sites. The Company’s expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue items in the consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investment items in the condensed consolidated balance sheets).  The remediation for one of the projects was complete in fiscal 2006 and the Company has begun long-term maintenance and monitoring at that site.

The Company’s indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 2004. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not likely have a material impact on the Company’s operating results, financial position and cash flows.

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

ATC Group Services, Inc. v. Hathaway, TRC Companies, Inc. and TRC Environomics, Arizona Superior Court, Maricopa County, 2006; ATC Group Services, Inc. v. Veldman, TRC Companies, Inc. and TRC Environomics, Colorado Superior Court, Jefferson County, 2006.  ATC originally sued former employees of ATC alleging violation of non-compete and non-solicitation agreements and misappropriation of proprietary information. The Company and a subsidiary were subsequently added as defendants to these actions. The plaintiff is seeking an injunction and unspecified damages. The parties are actively engaged in mediation of this matter and attempting to reach a resolution. The Company believes that it has meritorious defenses to plaintiff’s claims for relief, but an adverse determination in these cases could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

In re: World Trade Center Lower Manhattan Disaster Site Litigation United States District Court for the Southern District of New York, 2006.  A subsidiary of the Company has been named as a defendant (along with a number of other defendants) in a number of cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption “In Re World Trade Center Lower Manhattan Disaster Site Litigation.” The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, allege that plaintiffs were injured and seek unspecified damages for those injuries. There is insufficient information to assess the subsidiary’s involvement in these matters.

Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Petersen, who is seeking damages for personal injury allegedly caused when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus has also brought claims related to the same incident. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the alleged accident site. The parties have agreed to mediate this case in the next several months. The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $9,225 at March 28, 2008 and $6,770 at June 30, 2007, respectively. The Company also has insurance recovery receivables related to these accruals of $6,129 and $5,625 at March 28, 2008 and June 30, 2007, respectively. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended March 28, 2008 and March 31, 2007

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

We derive our revenue from fees for professional and technical services. As a service company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding service to our clients and execute projects successfully. Our (loss) income from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our direct costs, subcontractor costs, other contract costs, and general and administrative (“G&A”) expenses.

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

•                  Competition;

•                  Litigation;

•                  Changes in accounting rules;

•                  The credit markets and their effects on our customers; and

•                  General economic or political conditions.

Divestitures

We sold the assets of Bellatrix and Omni. Bellatrix was sold in August 2006, and Omni was sold in March 2007. The operations of these entities have been segregated and are shown as discontinued operations in the condensed consolidated statements of operations.

In July 2007 we sold our 50% ownership position in Metuchen Realty Acquisition, LLC (“MRA”), an unconsolidated affiliate.  We received cash payments of $3.2 million and the transaction resulted in a $17 thousand loss for the nine months ended March 28, 2008.

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

We currently expect the implementation of our ERP system to involve a total investment in excess of $5.0 million for transactional automation, analysis tools, and technology. As of March 28, 2008, we had incurred approximately $3.1 million in costs related to our ERP system. Additionally, as of March 28, 2008, we had capitalized $1.5 million related to our ERP implementation. Such capitalized costs are included in property and equipment in our condensed consolidated balance sheet at March 28, 2008.

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

Our new ERP system includes numerous accounting functions as well as order processing, purchasing and contract management functions. In connection with and following the implementation of our new ERP system and the start-up related disruptions we encountered in the fourth quarter of 2007, as well as the identification of the material weaknesses described in Item 4 (b), “Controls and Procedures,” we are revising our financial reporting policies and procedures to conform them to the requirements of this system and to remediate the causes of the disruptions we encountered and the material weaknesses that we identified.  Although ERP implementations are frequently difficult for an organization, we believe that through March 28, 2008 we had made and that we continue to make significant progress in rectifying the problems we identified with the execution of our procedures for revenue recognition and for reconciling and compiling our financial records. See Item 4 (b), “Controls and Procedures.”

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

Stock-Based Compensation: On July 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.  Total non-cash stock-based compensation expense for the nine months ended March 28, 2008 and March 31, 2007 was $1.6 million and $1.2 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock option awards recognized under SFAS 123(R). For the three and nine months ended March 28, 2008, 0 and 516,941 shares of our stock options were exercised for proceeds of $0 million and $2.9 million, respectively.

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

Provision for Income Taxes:    We are required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the balance sheet. An assessment must then be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense. During the nine months ended March 28, 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a valuation allowance was recorded in the first quarter of fiscal 2008 to offset the deferred tax assets as of June 30, 2007 and the deferred tax assets generated during the nine months ended March 28, 2008. The valuation allowance increased from $1.5 million as of June 30, 2007 to $30.3 million as of March 28, 2008 of which $12.1 million of the increase was related to the write-off of substantially all of the deferred tax assets as of the beginning of the period.

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction in retained earnings as of July 1, 2007 in the amount of $0.8 million.

Goodwill:  Assets and liabilities acquired in business combinations are recorded at their estimated fair values on the acquisition date. At March 28, 2008, we had approximately $54.5 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment testing. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the unit below its carrying value. The assessment of goodwill involves the estimation of the fair value of our units as defined by SFAS 142.

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

Results of Operations

During the three months ended March 28, 2008, we continued to face challenges that negatively affected our performance. As a result, operating results were not favorable and were significantly impacted by certain charges. Specifically, operating performance was not favorable due to the following pre-tax costs:

•      Approximately $1.8 million of legal defense costs, which was a $1.1 million increase compared to the same period in the prior year; and

•      Approximately $2.0 million of legal settlement reserves.

We also incurred significant losses in the nine months ended March 28, 2008 and in fiscal 2007, 2006 and 2005 and may continue to incur losses in the future. We are taking action to be profitable and generate positive cash flows from operations. Specifically, we are enhancing our controls over project acceptance, which we believe will reduce the level of contract losses; are increasing the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; are improving the timeliness of customer invoicing, and enhancing our collection efforts, which we believe will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce our reliance on our revolving credit agreement; and are improving project management, which we believe will improve project profitability. We believe that existing cash resources, cash forecasted to be generated from operations and availability on the credit facility are adequate to meet our requirements for the foreseeable future.

As of June 30, 2007 we had goodwill of $130.9 million. We evaluate the recovery of goodwill annually and more frequently if events or circumstances indicate that the carrying value of the goodwill might be impaired. Given the significant decline in our stock price and the resulting decrease in market capitalization coupled with a slower than anticipated operational turnaround, we assessed the recovery of goodwill through an analysis based on market capitalization and discounted cash flows and concluded that there was an impairment. Accordingly, we recorded a non-cash goodwill impairment charge of $76.7 million in the first quarter of fiscal 2008. In addition, based on losses over the past three fiscal years and current fiscal year performance, we determined that under applicable accounting guidance, a valuation allowance was necessary to reduce the deferred tax asset on our balance sheet and we recorded a $12.1 million non-cash charge in the first quarter of fiscal 2008. Therefore, the results of operations for the nine months ended March 28, 2008 include the effect of both non-cash charges which aggregate $88.8 million.

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

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended		Nine Months Ended
	March 28,	March 31,	March 28,	March 31,
	2008	2007	2008	2007
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	1.5	1.9	1.5	1.9
Insurance recoverables and other income	1.0	0.2	1.1	2.6

Operating costs and expenses:
Cost of services	89.5	89.8	86.0	88.7
General and administrative expenses	14.9	9.0	13.0	9.0
Provision for doubtful accounts	1.0	1.0	1.1	1.3
Goodwill impairment charge	—	—	37.8	—
Depreciation and amortization	2.9	2.9	2.9	3.1
	108.3	102.7	140.8	102.1
Operating (loss) income	(5.8)	(0.6)	(38.2)	2.4
Interest expense	1.5	1.5	1.5	1.7
(Loss) income from continuing operations before taxes, minority interest and equity (losses) earnings	(7.3)	(2.1)	(39.7)	0.7
Federal and state income tax provision (benefit)	0.2	(1.1)	6.1	0.3
Minority interest	—	—	—	—
(Loss) income from continuing operations before equity (losses) earnings	(7.5)	(1.0)	(45.8)	0.4
Equity in (losses) earnings from unconsolidated affiliates	—	—	—	—
(Loss) income from continuing operations	(7.5)	(1.0)	(45.8)	0.4
Discontinued operations, net of taxes	—	(0.1)	—	—
Net (loss) income	(7.5)	(1.1)	(45.8)	0.4
Dividends and accretion charges on preferred stock	—	—	—	1.2
Net loss applicable to common shareholders	(7.5)%	(1.1)%	(45.8)%	(0.8)%

The following tables present the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three and nine months ended March 28, 2008:

	Three Months Ended				Nine Months Ended
	March 28,	March 31,	Change		March 28,	March 31,	Change
(Dollars in thousands)	2008	2007	$	%	2008	2007	$	%
Gross revenue	$107,994	$111,450	$(3,456)	(3.1)%	$342,580	$326,656	$15,924	4.9%
Less subcontractor costs and other direct reimbursable charges	42,522	47,395	(4,873)	(10.3)	139,528	134,651	4,877	3.6
Net service revenue	65,472	64,055	1,417	2.2	203,052	192,005	11,047	5.8
Interest income from contractual arrangements	962	1,194	(232)	(19.4)	3,040	3,645	(605)	(16.6)
Insurance recoverables and other income	651	127	524	412.6	2,196	4,943	(2,747)	(55.6)
Cost of services	58,638	57,491	1,147	2.0	174,696	170,391	4,305	2.5
General and administrative expenses	9,734	5,742	3,992	69.5	26,385	17,258	9,127	52.9
Provision for doubtful accounts	658	619	39	6.3	2,163	2,429	(266)	(11.0)
Goodwill impairment charge					76,678	—	76,678	100.0
Depreciation and amortization	1,895	1,895	—	—	6,021	5,917	104	1.8
Operating (loss) income	(3,840)	(371)	(3,469)	935.0	(77,655)	4,598	(82,253)	(1,788.9)
Interest expense	968	1,005	(37)	(3.7)	2,962	3,285	(323)	(9.8)
Federal and state income tax provision (benefit)	101	(688)	789	(114.7)	12,439	673	11,766	1,748.3
Minority interest	5	7	(2)	(28.6)	62	7	55	785.7
Equity in earnings (losses) from unconsolidated affiliates	—	16	(16)	(100.0)	(12)	53	(65)	(122.6)
Discontinued operations, net of taxes	—	(47)	47	(100.0)	—	(77)	77	(100.0)
Dividends and accretion charges on preferred stock	—	—	—	—	—	2,233	(2,233)	(100.0)
Net loss appplicable to common shareholders	(4,904)	(712)	(4,192)	(588.8)	(93,006)	(1,610)	(91,396)	(5,676.8)

Gross revenue decreased $3.5 million, or 3.1%, to $108.0 million for the three months ended March 28, 2008 from $111.5 million for the same period of the prior year. Approximately $5.3 million of the decrease was related to our investment in the RPD JV. In fiscal 2006, we formed the RPD JV with two other partners to design and construct a $100.0 million electrical transmission and distribution system for Rochester Gas Electric. During fiscal 2008, the joint venture substantially increased the estimated contract costs to an amount in excess of the contract value by approximately $9.4 million of which our proportionate share is 33.3%, or $3.1 million. In addition, the project was nearing completion during the quarter and therefore generated less revenue when compared to the same quarter last year. The decreases were partially offset by increased demand for engineering services principally related to power generation projects.

Gross revenue increased $15.9 million, or 4.9%, to $342.6 million for the nine months ended March 28, 2008 from $326.7 million for the same period of the prior year. The $15.9 million increase was primarily attributable to: (1) a $22.7 million increase for our energy related engineering services; and (2) a $5.1 million increase from the receipt of a design-build change order. We were awarded a change order for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor. The change order amount was in excess of amounts previously recorded resulting in $5.1 million of additional revenue recorded in the nine months ended March 28, 2008. The increases were partially offset by a $10.9 million decrease in revenue related to our investment in the RPD JV.

NSR increased $1.4 million, or 2.2%, to $65.5 million for the three months ended March 28, 2008 compared to $64.1 million for the same period of the prior year. The increase was primarily attributable to a $2.8 million increase for our energy related engineering services principally related to power generation projects offset by a $1.4 million decrease related to our investment in the RPD JV.

NSR increased $11.1 million, or 5.8%, to $203.1 million for the nine months ended March 28, 2008 compared to $192.0 million for the same period of the prior year. The increase was primarily attributable to: (1) a $9.5 million increase for our energy related engineering services principally related to power generation projects; and (2) a $5.1 million increase from the receipt of a design-build change order. The increase was partially offset by a $3.8 million decrease in revenue related to our investment in the RPD JV.

Interest income from contractual arrangements decreased $0.2 million, or 19.4%, to $1.0 million for the three months ended March 28, 2008 from $1.2 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates in fiscal 2008 compared to fiscal 2007.

Interest income from contractual arrangements decreased $0.6 million, or 16.6%, to $3.0 million for the nine months ended March 28, 2008 from $3.6 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates in fiscal 2008 compared to fiscal 2007.

Insurance recoverables and other income increased $0.5 million, or 412.6%, to $0.6 million for the three months ended March 28, 2008 compared to $0.1 million for the same period of the prior year.  The increase was due to a higher rate of exit strategy contracts where costs were incurred that were covered by insurance during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Insurance recoverables and other income decreased $2.7 million, or 55.6%, to $2.2 million for the nine months ended March 28, 2008 compared to $4.9 million for the same period of the prior year.  The decrease was due to a lower rate of exit strategy contracts where costs were incurred that were covered by insurance in fiscal 2008 compared to fiscal 2007.

COS increased $1.1 million, or 2.0%, to $58.6 million for the three months ended March 28, 2008 from $57.5 million for the same period of the prior year. The increase was primarily attributable to a $2.7 million increase in billable headcount and associated indirect costs to support the increased demand for our power generation engineering services.  The increase was partially offset by the impact of our corporate realignment initiative. We have been transitioning from a decentralized to a centralized management model. As part of this transition, our processes and costs relating to almost all financial, information technology and administrative functions were realigned under centralized management control and are now incurred and controlled by corporate functions and classified as G&A expenses. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services. For the quarter ended March 28, 2008, we estimate that $1.6 million of expenses were included in G&A expenses that in the same period of the previous year were included in COS.

COS increased $4.3 million, or 2.5%, to $174.7 million for the nine months ended March 28, 2008 from $170.4 million for the same period of the prior year. The increase was primarily attributable to: (1) a $6.6 million increase in billable headcount and associated indirect costs to support the increased demand for our power generation engineering services; and (2) a $1.5 million of increased claims costs associated with our self insured workers’ compensation and employee medical benefits plans. These increases were partially offset by the impact of our corporate realignment initiative. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services. For the nine months ended March 28, 2008, we estimate that $4.9 million of expenses were included in G&A expenses that in the same period of the previous year were included in COS.

G&A expenses increased $4.0 million, or 69.5%, to $9.7 million for the three months ended March 28, 2008 compared to $5.7 million for the same period of the prior year. The increase was primarily attributable to: (1) a $1.6 million of costs associated with the centralization of our financial, information technology and administrative functions that were previously included in COS; and (2) approximately $3.1 million of costs related to litigation.  These increases were partially offset by lower bonus expense of approximately $1.0 million.

G&A expenses increased $9.1 million, or 52.9%, to $26.4 million for the nine months ended March 28, 2008 compared to $17.3 million for the same period of the prior year. The increase was primarily attributable to: (1) a $4.9 million of costs associated with the centralization of our financial, information technology and administrative functions that were previously included in COS; (2) approximately $1.0 million of costs associated with the installation of our new enterprise-wide IT platform; and (3) approximately $4.2 million of costs related to litigation.

The provision for doubtful accounts increased $0.1 million, or 6.3%, to $0.7 million for the three months ended March 28, 2008 from $0.6 million for the same period of the prior year.

The provision for doubtful accounts decreased $0.3 million, or 11.0%, to $2.1 million for the nine months ended March 28, 2008 from $2.4 million for the same period of the prior year. Improved controls over project acceptance and enhanced collection efforts have resulted in less uncollectible receivables in the current year.

A goodwill impairment charge of $76.7 million was recorded for the nine months ended March 28, 2008 while no charge was recorded for the same period of the prior year. As previously discussed, we assessed the carrying value of goodwill for impairment as of September 28, 2007 and determined that an impairment of goodwill existed.

Depreciation and amortization remained constant at $1.9 million for the three months ended March 28, 2008 compared to the same period of the prior year.

Depreciation and amortization increased $0.1 million, or 1.8%, to $6.0 million for the nine months ended March 28, 2008 from $5.9 million for the same period of the prior year. The increase in depreciation and amortization expense for the first nine months of fiscal 2008 is primarily due to additional depreciation expense resulting from capital expenditures in fiscal years 2008 and 2007.

Interest expense remained constant at $1.0 million for the three months ended March 28, 2008 compared to the same period of the prior year.

Interest expense decreased $0.3 million, or 9.8%, to $3.0 million for the nine months ended March 28, 2008 from $3.3 million for the same period in the prior year. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $33.8 million for the nine months ended March 31, 2007 to $29.9 million in the same period in fiscal 2008 along with lower average year-to-date interest rates being charged on our credit facility in fiscal 2008 of 8.7% versus 9.9% for the same period in the prior year.

We adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction in retained earnings as of July 1, 2007 in the amount of $0.8 million. As of July 1, 2007, the total amount of gross unrecognized tax benefits was $1.3 million, of which $1.0 million, if recognized, would impact our effective tax rate. We estimate that the total unrecognized tax benefits will decrease by approximately $0.3 million within the next 12 months attributable to the statute of limitation closing on certain transactions. There were no significant changes to these amounts during the nine months ended March 28, 2008.

During the nine months ended March 28, 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a valuation allowance was recorded in the first quarter of fiscal 2008 to offset the deferred tax assets as of June 30, 2007 and the deferred tax assets generated during the nine months ended March 28, 2008. The valuation allowance increased from $1.5 million as of June 30, 2007 to $30.3 million as of March 28, 2008 of which $12.1 million of the increase was related to the write-off of substantially all of the deferred tax assets as of the beginning of the period.

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

Cash flows used in operating activities were $0.6 million for the nine months ended March 28, 2008. Uses of cash for the nine months ended March 28, 2008 totaled $28.0 million and consisted primarily of the following: (1) an $18.3 million increase in restricted investments due to a new Exit Strategy project; (2) a $3.6 million decrease in accrued compensation and benefits; (3) a $2.7 million decrease in environmental remediation liabilities due to remedial work performed; and (4) a $1.7 million increase in insurance recoverables due to Exit Strategy contracts which are estimated to incur costs beyond the projected commutation account balance. Cash used during the nine months ended March 28, 2008 was offset by sources of cash totaling $18.2 million consisting primarily of the following: (1) an $11.8 million increase in our deferred revenues due to new Exit Strategy projects; (2) a $2.5 million decrease in long-term prepaid insurance, and (3) a $3.0 million increase in other accrued liabilities.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing both current and long-term receivables by the most recent three-month average of daily gross revenue after adjusting for acquisitions.  DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 110 days at March 28, 2008 from 104 days at June 30, 2007 primarily due to a Bay Bridge accounts receivable of approximately $5.0 million outstanding as of March 28, 2008, which was collected subsequent to quarter end. Our goal is to reduce DSO to less than 90 days.

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

Investing activities used cash of approximately $3.1 million during the nine months ended March 28, 2008. The current period uses were primarily: (1) $5.1 million for property and equipment additions, (2) $1.8 million for earnout payments, (3) $0.9 million for the acquisition of land held for sale which were primarily offset by $3.2 million in distributions received from the sale of our 50% ownership position in Metuchen Realty Acquisition, LLC.

During the nine months ended March 28, 2008, financing activities provided cash of $4.0 million consisting primarily of $1.5 million increase in the balance outstanding on our credit facility and $2.9 million of proceeds from the exercise of stock options which was partially offset by $0.4 million for payments on long-term debt.

On July 17, 2006, we and substantially all of our subsidiaries entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement, as amended, provides us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the credit facility bear interest at the greater of 7.75% and prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month EBITDA commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required us to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $2.4 million, $5.7 million and $9.0 million for the quarter, two quarter and three quarter periods ended September 28, 2007, December 28, 2007 and March 28, 2008, respectively. We failed to achieve the required level of EBITDA for the nine month period ended March 28, 2008, however this covenant has been waived by the lenders. We must maintain average monthly backlog of $190.0 million. Capital expenditures are limited to $9.6 million, $10.1 million and $10.6 million for the fiscal years ended or ending June 30, 2007, 2008, and 2009 and thereafter, respectively. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

The Credit Agreement has been amended several times since July 17, 2006. In general the amendments have been to revise dates for delivery of financial statements, change definitions, and/or amend covenant requirements.  The Credit Agreement was amended as of March 3, 2008 to modify certain terms with respect to the location of office space in Houston, Texas and to permit us to issue subordinated promissory notes in an aggregate amount not-to-exceed $0.6 million which were issued to in connection with the extension of the deadline for registering common stock issued in a March 6, 2006 private placement. The Credit Agreement was amended as of May 20, 2008 to change the EBITDA covenant for the year ending June 30, 2008 to a minimum of $7.9 million and establish minimum levels of EBITDA required for the three months ending September 2009, the year ending June 30, 2009 and the year ending June 30, 2010 of $2.4 million, $13.0 million and $16.0 million, respectively.

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

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 28, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 28, 2008, due to material weaknesses that exist within the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.”

Notwithstanding the determination that the Company’s system of internal control was ineffective as of March 28, 2008  and the material weaknesses identified below, the Company believes that its consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal period covered thereby in all material respects in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To address the material weaknesses in our internal control over financial reporting described below, the Company performed additional detailed procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 28, 2008 using the criteria established in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”). Due to the transitional issues associated with a new single enterprise-wide reporting and management software platform (“ERP”) and the timing of its adoption, the Company’s management was unable to complete its documentation and testing of all internal controls as of March 28, 2008. Because of this, as well as material weaknesses identified in prior periods which were not remediated as of March 28, 2008 , management has concluded that the Company’s internal control over financial reporting was not effective as of March 28, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company’s internal control over financial reporting:

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

•                  Inadequate controls related to the financial reporting and closing process:  As of the end of fiscal 2007 and through March 28, 2008, the Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in the following areas: (i) preparation, review and approval of account analyses, summaries and reconciliations; (ii) reconciliation of subsidiary ledgers to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) review and approval of journal entries; (iv) accuracy of information input to and output from the financial reporting and accounting systems; (v) analysis of intercompany activity; and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the Company’s account balances and disclosures there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s previously filed interim condensed consolidated financial statements for the periods ended December 31, 2006 and March 31, 2007.

•                  Inadequate controls related to estimating, job costing and revenue recognition:  The Company did not design appropriate controls related to the recognition of revenue, including a comprehensive contract administration function to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes and reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. Some customer contracts were not fully integrated and reflected in our new ERP system as of March 28, 2008. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s revenue, interest income from contractual arrangements, insurance recoverables and other income, insurance recoverable - environmental remediation, deferred revenue, and environmental remediation liabilities will not be prevented or detected on a timely basis.

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

The material weaknesses described above have been determined by management to exist not only because certain remedial actions have not been made by management to address past design and operating failures, but also because the areas in which remedial actions have occurred were not able to be assessed by management as of March 28, 2008 . Additionally, due to management’s inability to complete its assessment, other material weaknesses may exist as of March 28, 2008 in significant areas of controls, including the following:  (i) internal controls related to fixed assets; (ii) internal controls related to equity; (iii) internal controls related to financial reporting of variable interest entities; and (iv) other areas, if any, in which a material weakness may have been identified if management had completed its assessment.

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

Since the Company identified the material weaknesses identified above, management has been working to identify and remedy the causes of those material weaknesses, and the Company believes that it has identified the primary causes of, and appropriate remedial actions to, resolve these issues. While the Company believes that it has remedied a number of the causes of these material weaknesses and is continuing to implement appropriate corrective measures, the Company was not able to determine that they had been fully remedied as of March 28, 2008. The Company has devoted substantial resources to the implementation of the new ERP system and believes that when fully implemented, along with appropriate control procedures, the system and control procedures will substantially remedy identified material weaknesses.  Notwithstanding the efforts of management, there is a risk that the Company may be unable to fully remedy these material weaknesses. The corrective actions that the Company has implemented and is implementing may not fully remedy the material weaknesses that have been identified to date or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on the business and results of operations or the Company’s ability to timely make required SEC filings in the future.

As part of the Company’s remediation program, management has adopted procedures to conduct additional detailed transaction reviews and control activities to confirm that the consolidated financial statements for each period that management has identified as being affected by the material weaknesses discussed above, including the quarter ended March 28, 2008 included in this Quarterly Report, present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13 under Part I, Item 1, Financial Information.

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Meeting of Shareholders held on February 21, 2008, our shareholders approved the following:

(1) The election of the following directors for a one-year term and until his successor is duly elected and qualified:

Nominee	For	Withheld	Against/Abstain
Christopher P. Vincze	15,949,469	1,136,940	—

Sherwood L. Boehlert	16,029,691	1,056,718	—

Friedrich K. M. Bohm	16,019,557	1,066,852	—

F. Thomas Casey	16,030,516	1,055,893	—

Stephen M. Duff	16,033,331	1,053,078	—

Robert W. Harvey	16,032,481	1,053,928	—

Edward W. Large, Esq.	14,515,024	2,571,385	—

J. Jeffrey McNealey, Esq.	14,516,990	2,569,419	—

(2) The ratification of Deloitte & Touche LLP as the Company’s registered public accountant for the current fiscal year	16,994,553	—	58,140

Item 5.	Other Information

None.

Item 6.	Exhibits

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

10.11.11

Eleventh Amendment to Credit Agreement, dated April 22, 2008, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on May 5, 2008.

10.11.12

Twelfth Amendment to Credit Agreement, dated May 20, 2008, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., filed herewith.

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

TRC COMPANIES, INC.

May 22, 2008	by:	/s/ Carl d. Paschetag, Jr.

Carl d. Paschetag, Jr.
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)