Form 10-K
period 2008-06-30
TRC COMPANIES INC /DE/
filed 2008-09-29
CIK 103096

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-9947

TRC COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0853807 (I.R.S. Employer Identification No.)
21 Griffin Road North Windsor, Connecticut (Address of principal executive offices)	06095 (Zip Code)

Registrant's telephone number, including area code: (860) 298-9692

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the registrant's common stock held by non-affiliates on December 31, 2007 was approximately $97,900,000.

         On June 30, 2008, there were 19,090,073 shares of common stock of the registrant outstanding.

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2008

Part I

Forward-Looking Statements

        Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us), contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," or variations of such wording, and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including growth, trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report and in other reports filed by us from time to time with the SEC as well as in press releases. Such risks, uncertainties and assumptions are difficult to predict and beyond our control, and may cause actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

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

Financial Highlights

        We are in the second year of our three-year turnaround plan. In fiscal 2008 we incurred a net loss of $109.1 million compared to a net loss of $3.6 million in fiscal 2007. Our results of operations for the year ended June 30, 2008 were impacted by two significant charges totaling $88.8 million taken in the first quarter of the fiscal year. These charges included a $76.7 million goodwill impairment charge and a $12.1 million charge to establish a valuation allowance against our deferred income tax assets. Fiscal 2008 operating results were also unfavorably impacted by the restructuring and elimination of certain components of our business that were not meeting performance expectations or were otherwise not aligned with our integration and turnaround strategy. A restructuring charge of $3.2 million was recorded in fiscal 2008 related to the elimination of 71 positions and 14 offices. The net loss was also impacted by $9.8 million of legal expenses related to defense and settlement expenses as well as $7.4 million in losses on certain joint ventures and contracts. Total debt decreased by $3.4 million from $42.7 million to $39.3 million due to positive operating cash flow, improvement in accounts receivable turnover and $3.8 million of proceeds from the exercise of stock options. We are improving billing and collection practices in order to reduce the time in which we are paid for our services by our customers. Days sales outstanding ("DSO") decreased from 104 days at June 30, 2007 to 91 days at June 30, 2008. Reducing and maintaining our DSO below 90 days is a continuing goal.

Business Strategy

        In fiscal 2008 we continued to focus on improving our operations and project execution. We also benefited from our integrated marketing strategy to increase sales as reflected in our 5% growth in both gross revenue and net service revenue. For fiscal 2009 our efforts to reduce our cost structure and improve our operating margins will continue, and we intend to build on market opportunities developed in fiscal 2008. Our primary initiatives for fiscal 2009 and beyond are as follows:

  •
  Improve profitability.  We plan to improve profitability by focusing on increasing our project margins and reducing costs. We plan on implementing selective price increases to reflect better market conditions or to align ourselves with existing market price structures. We are focused on improving project performance through higher productivity and more favorable contract terms and conditions. We are working to add a purchasing system within our enterprise resource and planning ("ERP") system that will allow us to monitor purchase commitments and provide more timely and detailed project management information. Administrative costs will be reduced by consolidating back office functions such as billing and project accounting into regional centers. A reduction in legal costs is anticipated as we have not recently completed any acquisitions and do not expect such acquisition related legal costs to continue at 2008 levels in fiscal 2009. A reduction in facilities cost is anticipated as we benefit from the restructuring actions taken in the last quarter of fiscal 2008 which resulted in the closure of 14 facilities and the elimination of 71 positions.

  •
  Maintain Positive Operating Cash Flow.  Our plan for fiscal 2009 is based on a return to profitability. That will allow us to increase the cash flow from operations that we generated in fiscal 2008.

  •
  Organically grow our service lines.  We plan to continue our organic growth by increasing our share of services to existing clients; utilizing our operational management to identify business opportunities across markets; solving client needs through bundling services; and investing resources in markets where we have leadership positions. We also intend to implement new market initiatives to capture new clients and projects, primarily in the energy sector.

  •
  Attract and retain top tier talent.  We believe that we can attract and retain the most talented people in the field by offering the opportunity to work on challenging and rewarding engagements; establishing a uniform performance-based incentive program through each level of the organization; and improving the career tracks for professional advancement.

Services

        Our services are focused on four principal market areas: Energy, Environmental, Real Estate and Infrastructure. For fiscal 2009 we have established a financial plan that reflects our planned revenue and operating results for those four markets. When fully implemented, we believe our new ERP system will provide reporting by these four market areas.

  Energy

        Services provided to the energy market continue to be our most rapidly growing service line as the United States responds to changes in world supplies of oil and gas and pursues shifts in public policy to renewable energy development and end user demand management. With energy representing one of the main drivers of the domestic economy, we have been one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to get supplies to market.

        Services we provide to energy companies have evolved over the past decade to include support in the licensing and engineering design of new sources of power generation, electrical transmission system upgrades and natural gas and liquid products pipelines and terminals. Energy services are now provided on a national basis by a dedicated staff representing one-third of our total employees, including over 400 engineers who formerly worked for electric utilities or pipeline transmission companies. We have become one of the leading outsourcing firms as utilities downsize their engineering and environmental staffs. In the field of energy demand management we provide ongoing multiyear administration support to statewide programs in New York and New Jersey.

        Key components of our energy business are:

  •
  Generation.  The demand for licensing services for new generation continues to increase due to several strong market drivers. In load congested areas such as the Mid-Atlantic, Northeast, and California, utilities are pursuing development of new sources of electrical supply. Recognizing the importance of fuel diversity, fossil fuel plant development is focusing on both natural gas and coal. Coal plant development projects we are supporting include traditional pulverized coal, waste coal and the evolving Integrated Gas Coal Conversion technology.

    With over half of the states implementing renewable portfolio standards, we are providing licensing and engineering support to a number of wind power projects. Reflecting the breadth of our staff capabilities and experience, we are participating in both land-based and offshore wind power developments.

    Services provided to developers of fossil and wind power projects have broadened to include feasibility studies, environmental permitting, site civil engineering, electric transmission interconnect/substation design, construction management and transactional support involving the sale or purchase of existing generation assets. We have provided due diligence and best management practices consulting support with respect to energy assets to a number of leading financial institutions, equity firms and diversified energy companies.

  •
  Electric Transmission.  Investment in electric transmission and distribution infrastructure represents one of the largest financial commitments facing utilities over the upcoming decade. The age of the transmission and distribution network combined with continuing electric load growth has resulted in heightened concern over the reliability of the nation's transmission grid. Capital programs being planned by utilities for necessary upgrades to the grid system total several billions of dollars.

    We have grown to be one of the leading engineering and environmental licensing service providers supporting the extensive upgrade underway to the nation's electric transmission grid. Through our nationally based power delivery engineering group we provide engineering design, material procurement, and construction management services. We also provide essential operations and management support to utilities as the trend towards outsourcing engineering functions continues. Our ability to provide integrated engineering and environmental services has proven to be a key factor to our success in obtaining these projects.

  •
  Natural Gas.  As the demand for natural gas continues to grow, investment in development of new supplies, transmission pipelines and storage facilities is increasing. Our services in support of this investment include Federal Energy Regulatory Commission ("FERC") licensing, federal and state media specific environmental permitting, pipeline engineering and construction management and oversight. In addition, our senior staff is currently supporting FERC in their national environmental training program for the gas industry.

    With one of the most experienced groups of environmental scientists nationally, we have been responsible for the licensing and construction oversight of several of the largest multi-state gas transmission pipeline projects in development. Our licensing group is currently responsible for permitting both land-based and offshore Liquefied Natural Gas ("LNG") terminals in the Northeast, Gulf and Northwest. These LNG terminals will be essential to the import of LNG from overseas sources.

  •
  Energy Management.  An integral part of the nation's energy plan will consist of better understanding how we can more effectively manage our use of finite resources through conservation, load management and shifting to renewable energy sources.

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

    Our energy management group is also actively focused on the relationship of energy conservation measures to reduction in carbon footprints and global climate change, and we are assisting a number of utilities in greening their operations against quantifiable objectives.

  Environmental

        Environmental services have been one of our historic core strengths beginning with air consulting services provided to industrial and utility clients in the 1970s. Over the past decade, our environmental professionals have been the foundation for the growth of our Energy business and our Exit Strategy program. We believe the environmental market will continue to be an incubator for new growth opportunities.

        Our scientists, engineers and other technical professionals provide services to a wide range of clients including industrial and natural resource companies, railroads, energy companies, and federal and state agencies. In many instances, our services to these clients are channeled to us by leading law firms or financial institutions. Our practice is organized to focus upon key areas of demand: building sciences, air quality measurements and modeling, environmental assessment and remediation, and natural and cultural resource management. As examples, our natural and cultural resource practice focuses on environmental impact assessment for new development, our air measurements specialists focus on the on-going needs for air emission compliance for operating facilities, and our building science expertise is focused upon the assessment of human health related exposures of various types of commercial properties.

        Demand for environmental services has traditionally been driven by requirements under applicable laws. At the federal level, the most active regulatory programs have been under the Resource Conservation and Recovery Act, the Comprehensive Response, Compensation and Liability Act, the Clean Air Act, and the Clean Water Act. These compliance programs are continuously evolving and therefore create requirements for expanded services. The National Environmental Policy Act creates an on-going demand for our services to analyze the environmental impacts of new projects in fast growing segments of our economy. While we expect that requirements under these programs and their state counterparts will continue to be a moderate driver for our services, other market factors are also creating opportunities in the following areas:

  •
  Air Quality Issues.  We believe that demand for air quality consulting services will continue to grow over the next decade for a variety of reasons, including: (1) control technology requirements in the Clean Air Act, e.g., the Best Available Retrofit Technology requirements for certain air emission sources; (2) new emission reduction requirements in response to global climate change concerns such as regional greenhouse gas initiatives and voluntary emission reduction programs by multinational corporations that are preceding any U.S. federal program; (3) continued litigation over a variety of air issues such as compliance enforcement and toxic tort claims; and (4) the need for new energy sources worldwide. We are well positioned to service this growing market for air quality consulting. We believe that our staff includes some of the world's top experts in air modeling, meteorology, and exposure analysis. We also believe that we have one of the largest air emissions measurements staff's in the U.S.

  •
  Building Sciences.  Indoor environmental exposures captured national attention with emphasis on "sick building syndrome" and microbial issues (mold). Physical injury claims have initially driven demand for consulting services in this area, however, the related risks of business interruptions and property devaluations are fueling a more significant and sustained market. Insurance companies, commercial and residential developers, building management companies and hospitality chains are increasingly seeking assistance in proactively managing these risks. We are a leading provider of these services with experts in industrial hygiene, toxicology and epidemiology. This business is a logical extension of our traditional services of asbestos and lead based paint assessment and monitoring. Most importantly, building science work often becomes the precursor of other environmental activities on a property.

  •
  Transaction Support.  Multiple factors have increased the demand for our transaction support services, including: (1) the level of merger and acquisition activity; (2) consolidations in many industries; (3) an increase in acquisition activity from foreign companies and private equity funds; and (4) the general trend of continuing redevelopment of environmentally impaired properties. We believe that we have a competitive advantage in this market where the transaction involves energy assets or contaminated properties because of our expertise gained through our energy services and our Exit Strategy program. When we consult on a potential transaction, opportunities arise to provide additional services that grow the client relationship.

  •
  Environmental Remediation.  While many of our environmental assessment and remediation projects are driven by regulatory compliance obligations of our clients, the market for these services has grown due to voluntary cleanup of affected sites motivated by both economic redevelopment opportunity and changing corporate strategies related to better environmental stewardship. We expect the current economic conditions in the real estate market will lower demand for assessment and remediation related to improving property conditions for redevelopment, but we believe that market will grow once economic conditions improve. As discussed below in the Real Estate services description, we expect our assessment and remediation services market to continue grow in the power generation industry as older facilities are retired or re-powered. This market is unaffected by the economic conditions affecting the real estate development market. We also expect our assessment and remediation services market to grow as more of our clients adopt newer, more aggressive environmental management strategies as part of evolving corporate philosophies embracing sustainability. These strategies require voluntary, accelerated assessment and remediation to lower future operations, maintenance, and monitoring costs and result in improvements in environmental conditions that meet increased societal and shareholder demands for better stewardship of contaminated property.

        To keep pace with the evolving market for our environmental services, initiatives have been launched that match our key strengths to emerging needs. Over the next few years, we will expand our presence in the climate change and energy markets by aligning our resources with our clients more strategically. The climate change market is being driven domestically from many fronts, most of which are not regulatory. We have seen demand for services emerge in the areas of carbon emission assessment and verification, alternate energy development, and public and private sector programs which are designed around energy conservation and other green initiatives. Our expertise in air modeling and measurement, renewable energy project licensing, project environmental impact assessment and project engineering, as well as our institutional knowledge of program design and management, provide us an advantage in this emerging market. Similarly, we continue to provide services on several large power station redevelopment and re-powering projects. With our expertise in overseeing decommissioning, demolition and remediation of power stations we can provide a specialized role in satisfying client needs.

  Real Estate

        Our Real Estate Sector offers a number of special market-driven programs that increase asset value and help reposition environmentally impaired properties for our clients. A backlog of real estate opportunities continues to exist as the result of several trends, including the following:

  •
  Industry Consolidation and Merger & Acquisition Activity that result in the need to transfer risk in environmentally impaired properties and dispose of excess properties.

  •
  Accounting Standards such as Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, that require companies to account for the environmental liabilities contained in their operating assets and mothballed real estate, thus prompting these companies to explore ways to remove these liabilities from their books.

  •
  Increased Worldwide Demand for Recycled Metal and Lightly Used Industrial Equipment which has fostered a movement to dismantle aging industrial facilities and infrastructure, as the increased scrap value and used equipment resale value provide a significant offset to the demolition cost.

  •
  Urban In-Filling and Brownfield Redevelopment as spurred by state and local government policies in response to suburban sprawl and the increasing costs of developing "greenfield" sites, which have made previously undesirable contaminated urban sites attractive candidates for redevelopment.

         Exit Strategy® Program:    Our Exit Strategy program is one of the most innovative and valuable services we offer our clients and forms the platform for our overall real estate business. We pioneered this program and created a new market of "risk transfers" for contaminated properties. We remain a market leader with over 100 sites under contract, and over $285 million in cumulative remediation services performed during the life of those projects.

        Our Exit Strategy program offers our clients an alternative to the traditional management of contaminated sites and the perpetual retention of financial liability and risk. Under our program, we assume responsibility and liability for remediation of the site, with our client paying a fixed price usually backed by insurance or other financial assurance mechanisms. We manage the risk of our Exit Strategy service in two ways. First, prior to undertaking any project under our Exit Strategy program, we complete a thorough process to understand and quantify the environmental conditions of the property. We then design a risk management program to address the known and unknown risks. Second, environmental cleanup cost cap and liability insurance policies are typically purchased in an amount that is significantly higher than the estimated cost to remediate the environmental conditions.

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

  •
  Multi-Party Superfund Sites.  By transferring sole responsibility for the cleanup of Superfund sites from groups of potentially responsible parties to us, the cleanup schedule can be accelerated and the legal and administrative cost burden substantially reduced.

  •
  Brownfield Real Estate Development.  By assuming full responsibility for site cleanup and defining the related cost with certainty, our Exit Strategy program aids in the settlement of the commercial issues among interested parties such as property owners, developers, and municipalities that often stall the redevelopment process.

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

         RE Power:    RE Power is a program where we, in conjunction with a decommissioning and demolition company, provide comprehensive dismantling, cleanup, liability transfer and asset optimization solutions to power companies that elect to decommission and reposition their aging power plant assets. The goal of RE Power is to provide energy companies with a one-stop resource to gain maximum value for power plant assets within any constraints imposed by the power grid and the larger community. This can include safely removing the plant from service through demolition and environmental cleanup and potentially into a redevelopment phase or preparing the existing power plant for re-powering with more economical fuel sources or more efficient generating equipment.

  Infrastructure

        Our services for our infrastructure clients are primarily related to: (1) expansion of infrastructure capacity in geographic areas where population growth and demographic change is occurring; (2) rehabilitation of overburdened and deteriorating infrastructure systems; and (3) management of risks related to security of public and private facilities. Our infrastructure business has evolved in nine basic areas:

  •
  Building Systems.  Building automation systems and design, central plant design, integrated systems design, facility commissioning, facility energy management program implementation, structural analysis for building rehabilitation.

  •
  Construction Management.  Program management, project management, construction engineering and inspection, estimating and scheduling.

  •
  Geographic Information Systems & Mapping.  Data modeling, terrain analysis, shoreline management analysis, total station mapping GIS services, resource mapping.

  •
  Geotechnical Engineering.  Subsurface exploration, laboratory testing, geotechnical assessments, seismic engineering, quality assurance testing.

  •
  Hydraulics and Hydrological Studies.  Aquifer testing, ground water modeling and yield analysis, scour and erosion studies, storage and distribution systems, FEMA studies, watershed modeling.

  •
  Land Development.  Planning, design and construction management of development projects for municipal and private sector clients including master planning, land survey, traffic studies, storm water management, utility design, site engineering.

  •
  Municipal Engineering.  Planning, design and construction management of potable water and wastewater treatment systems, master drainage planning, street, roadway and site drainage, dam analysis and design, master drainage planning.

  •
  Transportation.  Planning, design and construction management of road, highway, bridge and aviation facilities, including environmental studies, marine engineering, seismic analysis, traffic engineering.

  •
  Security.  Vulnerability assessments, engineering and structural improvements for public and private infrastructure facilities, design and implementation of security and surveillance systems, blast resistance design, disaster recovery planning, force protection analysis.

        We believe that the long-term market for our infrastructure services will be strong due to population and economic growth in certain geographic regions, aging infrastructure, capacity shortfalls and regulatory requirements. Spending by state government clients grew in fiscal 2008, although the growth rate experienced in prior years appears to be slowing reflecting adverse economic conditions. We expect this slowing trend to continue in fiscal 2009. Given the need to rebuild and modernize aging infrastructure, however, we do expect increased spending on infrastructure programs for which we provide services over the long term.

        The expected long-term increased spending on infrastructure programs is subject to challenges in the near term. Rising raw material and fuel costs are leading to higher construction bids and depleting funds more quickly than state and municipal funding agencies had anticipated, and flat or declining tax revenues put pressure on these agencies to curtail spending. As a result, we are seeing delays in the start-up of some assignments. However, because the critical need remains, we also believe the current trend of private funding for public infrastructure projects will grow in the long term.

Clients

        No single client accounted for more than 10% of our net service revenue during the fiscal years ended June 30, 2008, 2007 and 2006.

        The table below provides representative clients during the past five years:

AES Enterprises	General Electric	Unocal
ASARCO	General Motors	Waste Management
BNSF	Hanson PLC	State Departments of
British Petroleum/Amoco	KB Homes	Transportation:
Centex	Kinder Morgan	- California
Cisco Systems	Lockheed Martin	- New Jersey
Connecticut Resources	Orange County, CA	- New York
Recovery Authority	Pfizer	- Pennsylvania
Consolidated Edison	PG&E Corporation	- Texas
Conoco Phillips	Sempra Energy	- West Virginia
Constellation Energy	Shea Homes	U.S. Government:
Duke Energy	Spectra Energy	- Environmental Protection
El Paso Energy	Sun Oil	Agency
Entergy	The Irvine Company	- Department of Defense
ExxonMobil	The Trump Organization	- Federal Aviation Authority

Competition

        The markets for many of our services are highly competitive. There are numerous engineering and consulting firms and other organizations that offer many of the same services offered by us. These firms range in size from small local firms to large national firms that have substantially greater financial, management and marketing resources than we do. Competitive factors include reputation, performance, price, geographic location and availability of skilled technical personnel.

        Despite the competitive nature of our markets, the majority of our work comes from repeat orders from long-term clients especially where we are one of the leading service providers in the markets we address. For example, we believe that we are one of the top providers of licensing services for large energy projects. Further, we believe we are the market leader in the complete outsourcing of site remediation services through our Exit Strategy program.

Backlog

        At June 30, 2008, our contract backlog based on gross revenue was approximately $498 million, as compared to approximately $490 million at June 30, 2007. Our contract backlog based on net service revenue was approximately $287 million at June 30, 2008, as compared to approximately $284 million at June 30, 2007. Approximately 60% of backlog is typically completed in one year. In addition to this net contract backlog, we hold open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our net contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

Employees

        As of June 30, 2008, we had approximately 2,500 full- and part-time employees. Approximately 85% of these employees are engaged in performing environmental, energy and infrastructure engineering and consulting, risk management, construction management and information management services for clients. Many of these employees have master's degrees or their equivalent, and a number have Ph.D. degrees. Our professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. Except for limited circumstances within our infrastructure business, none of our employees are represented by a union. We consider our relationships with our employees to be good.

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

Patents, Trademarks and Licenses

        We have a number of trademarks, copyrights and licenses. None of these are considered material to our business as a whole.

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

Risks Related to Our Company

We incurred significant losses in fiscal 2008, 2007, and 2006, and may incur such losses in the future. If we continue to incur significant losses and are unable to generate sufficient working capital from our operations or through external financing, we may be unable to fund our operations.

        As reflected in our consolidated financial statements, we have incurred net losses applicable to common shareholders of $109.1 million, $5.9 million and $24.6 million in our fiscal years ended June 30, 2008, 2007 and 2006, respectively. While we are taking action to become profitable, if we are unable to improve our operating performance, we may incur additional losses and may not have sufficient working capital to fund our operations. We depend on our core businesses to generate profits and cash flow to fund our working capital growth. Although the services that we provide are spread across a variety of industries, disruptions such as a general economic downturn or higher interest rates could negatively affect the demand for our services across a variety of industries which could adversely affect our ability to generate profits and cash flows.

We have violated certain financial and other covenants under our revolving credit facility throughout the life of the agreement, the violations of which has been waived by the lenders through June 30, 2008. If we violate covenants in the future, the lenders have the right to demand repayment of the amount outstanding on the credit facility.

        We finance our operations primarily through borrowings under our credit facility. On July 17, 2006, we entered into a new $50.0 million revolving credit facility. That credit facility contains covenants which, among other things, are measured on a quarterly basis and require us to: maintain minimum levels of earnings before interest, taxes, depreciation, and amortization ("EBITDA"); maintain a minimum level of backlog; and set a maximum limit on annual capital expenditures. We violated several covenants primarily related to maintenance of minimum EBITDA levels and the timing of the delivery of financial information to the lenders in fiscal 2008 and 2007, all of which were waived by the lenders. Any future violations of our covenants would result in events of default which could (1) deny us any additional access to funds under the credit facility; and (2) give the lenders the right to demand repayment of the amount outstanding which we would be unable to repay without refinancing. Any such refinancing, in turn, would be difficult given that the recent disruption in the credit markets exacerbates the risk since there are fewer financial institutions that have capacity to lend, particularly to companies that have experienced recent or ongoing negative financial results. Even if such refinancing were available, the terms could be less favorable, and our results of operations and financial condition could be adversely affected by increased loan fees and interest rates on amounts borrowed.

Failure to timely file certain periodic reports with the SEC could pose risks to our business.

        We did not timely file with the SEC our Forms 10-K for fiscal 2007, 2006 and 2005, or our interim reports on Forms 10-Q for the first, second and third quarters of fiscal 2008 and for fiscal 2007 and 2006. Consequently, we were not compliant with the reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act") or the requirements of the New York Stock Exchange (the "NYSE"). Failure to timely file our periodic reports with the SEC involves a number of potentially significant risks, including:

  •
  A breach could be declared under our revolving credit facility if our lenders cease to grant us extensions to release our financial information, which may result in the lenders declaring our outstanding loans due and payable.

  •
  We may have difficulty retaining our clients and obtaining new clients and be unable to obtain project bonding.

  •
  We may have difficulty retaining or hiring key employees.

  •
  During a period where we are not current in our SEC filings, we are not able to effectively register publicly tradable securities which may violate private placement stock purchase agreements.

  •
  During a period where we are not current in our SEC filings, there will not be adequate current public information available to permit certain resales of restricted securities pursuant to Rule 144 under the Securities Act, which could have a detrimental effect on our relations with individuals or entities who hold restricted securities.

  •
  We are ineligible to utilize a Form S-3 registration statement until such time as we have timely filed all required reports (including annual Form 10-K's, quarterly Form 10-Q's and certain current report Form 8-K's) under the Exchange Act during the twelve calendar months and any portion of a month immediately before the filing of the registration statement. Until filings with the SEC have been timely made for a full year, we would be required to use Form S-1 for any potential registration statement.

We are materially dependent on contracts with federal, state and local governments.

        We estimate that contracts with agencies of the U.S. government and various state and local governments represent approximately 20% of our net service revenue. Therefore, we are materially dependent on various contracts with such governmental agencies. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds, as well as changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.

We are and will continue to be involved in litigation. Legal defense and settlement expenses can have a material adverse impact on our operating results.

        We have been, and likely will be, named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes, professional liability, or claims for personal injury or property damage. We have substantial deductibles on several of our insurance policies and not all claims are insured. In addition, we have also incurred legal defense and settlement expenses related to prior acquisitions. Accordingly, defense costs, settlements and potential damage awards have been material in the past and may have a material adverse effect on our liquidity in future periods.

Subcontractor performance and pricing could expose us to loss of reputation and additional financial or performance obligations that could result in reduced profits or losses.

        We often hire subcontractors for our projects. The success of these projects depends, in varying degrees, on the satisfactory performance of our subcontractors and our ability to successfully manage subcontractor costs and pass them through to our customers. If our subcontractors do not meet their obligations or we are unable to manage or pass-through costs, we may be unable to profitably perform and deliver our contracted services. Under these circumstances, we may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services. These additional obligations have resulted in reduced profits or, in some cases, significant losses for us with respect to certain projects. In addition, the inability of our subcontractors to adequately perform or our inability to manage subcontractor costs on certain projects could hurt our competitive reputation and ability to obtain future projects.

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to recover the expenditures.

        Circumstances or events which could create large cash outflows include losses resulting from fixed-price contracts, remediation of environmental liabilities, legal expenses, project completion delays, failure of clients to pay, and professional liability or claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

        Goodwill was approximately $54.5 million as of June 30, 2008. We also had other identifiable intangible assets of $4.8 million, net of accumulated amortization as of June 30, 2008. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For the fiscal year ended June 30, 2008, we recorded a goodwill impairment charge of $76.7 million and an intangible asset impairment charge of $0.6 million. Changes in the fair value of our common stock and other factors may result in additional impairments of goodwill or other assets which would negatively impact our earnings.

Our common stock could be delisted from the NYSE.

        On August 14, 2008, we were notified by the NYSE that we were not in compliance with the NYSE's continued listing standards as our market capitalization was less than $75.0 million over a 30 trading-day period, and our shareholders' equity was less than $75.0 million. As of August 8, 2008, our 30 trading-day average market capitalization was $74.5 million, and in our Quarterly report on Form 10-Q for the quarter ended March 28, 2008, we reported shareholders' equity of $72.4 million. Under applicable NYSE procedures, we have 45 days from the receipt of the notice to submit a plan to the NYSE to demonstrate our ability to achieve compliance with the continuing listing standards within 18 months. We intend to submit such a plan on September 29, 2008, but, to the extent we cannot meet the applicable standards during the required period, our stock could become delisted. A delisting of our common stock could have a material adverse effect on us by, among other things:

  •
  Reducing the liquidity and market price of our common stock;

  •
  Reducing the number of investors willing to hold or acquire our common stock; and

  •
  Violating private placement stock purchase agreements; and

  •
  Further limiting our access to the equity market.

Our services expose us to significant risks of liability and it may be difficult or more costly to obtain or maintain adequate insurance coverage.

        Our services involve significant risks that may substantially exceed the fees we derive from our services. Our business activities expose us to potential liability for professional negligence, personal injury and property damage among other things. We cannot always predict the magnitude of such potential liabilities. In addition, our ability to perform certain services is dependent on our ability to obtain adequate insurance.

        We obtain insurance from insurance companies to cover a portion of our potential risks and liabilities subject to specified policy limits, deductibles or coinsurance. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks. As a result of the recent events in the financial markets, we face additional risks due to the continuing uncertainty and disruption in those markets. Much of our commercial insurance is underwritten by subsidiaries of American International Group ("AIG"). AIG also underwrites the cost cap and related insurance provided for our Exit Strategy insurance placements which share some specific characteristics that present additional risk. The Exit Strategy related policies all tend to be long term; many are ten years or more. Finally, some policies also serve to satisfy state and federal financial assurance requirements for certain projects. If we were to lose coverage or seek replacement coverage, we would need to find alternative financial assurance arrangements for these projects. Additionally, most of our Exit Strategy projects require us to perform the work regardless of the availability of insurance, directly exposing us to all financial risks without the benefit of insurance.

Our recent financial losses may preclude us from attaining adequate bonding capacity.

        Our ability to obtain bonding is dependent on financial performance and has been significantly curtailed and become more costly. The lack of bonding capacity imposes significant limitations on our ability to secure certain types of work.

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

        Our contract backlog based on net service revenue as of June 30, 2008 was approximately $287 million. We cannot guarantee that the net service revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

        Our common stock has experienced substantial price decline. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price characteristics of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

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

  •
  Failure to timely file periodic reports; and

  •
  Stock exchange delisting.

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or attract key employees. Many of these key employees are granted stock options and restricted stock, the value of which is dependent on our stock price.

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations.

        Our adoption of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results.

We have established a new management team.

        During the past four years, we have made substantial changes in our senior management team, including our Chief Executive Officer, Chief Financial Officer and President. In addition, a number of other management positions have recently been filled. Because of the lack of familiarity of the new management team with our company, there is the risk that our new management team will not be able to execute our business plan and that initiatives could be implemented that would adversely affect the business.

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

We have identified material weaknesses in our internal control over financial reporting which could continue to negatively impact our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting.

        We have concluded that our internal control over financial reporting was not effective as of June 30, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations by the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Management's Report on Internal Controls over Financial Reporting." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the number of material weaknesses identified, there is a risk of additional errors not being prevented or detected. Moreover, other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

        As noted in Item 9A, "Management's Report on Internal Controls over Financial Reporting" we have significant work remaining to remediate the material weaknesses in our internal control over financial reporting. There can be no assurance as to when all of the material weaknesses will be remediated. Until our remediation efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our consolidated financial statements. Certain of our remediation activities, such as training of our personnel to implement our reconciliation and review procedures, will result in additional costs.

If our internal control over financial reporting remains ineffective, our business and prospects may suffer.

        If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions, including a delisting from the NYSE, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We provide our services through a network of approximately 85 offices located nationwide. We lease approximately 700,000 square feet of office and commercial space to support these operations. In addition, a subsidiary of ours owns a 26,000 square foot office/warehouse building in Austin, Texas. This property is subject to a deed of trust in favor of the lenders under our principal credit facility. All properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy or real estate projects, some of our subsidiaries have taken title to sites on which environmental remediation activities are being performed.

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

         Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005.    We were sued by the seller of a small civil engineering firm which we acquired in September 2004. The seller, an individual, alleged that we breached certain provisions of the stock purchase agreement related to the acquisition and sought rescission of the transaction and unspecified damages. We counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller. A settlement has been reached in this case. This case was uninsured and the settlement amount was accrued as of the end of fiscal 2008.

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

         The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.    A former landlord of a subsidiary of ours has sued for unspecified damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. We believe that we have meritorious defenses, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

         ATC Group Services, Inc. v. Hathaway, TRC Companies, Inc. and TRC Environomics, Arizona Superior Court, Maricopa County, 2006; ATC Group Services, Inc. v. Veldman, TRC Companies, Inc. and TRC Environomics, Colorado Superior Court, Jefferson County, 2006.    ATC originally sued former employees of ATC alleging violation of non-compete and non-solicitation agreements and misappropriation of proprietary information. We and a subsidiary were subsequently added as defendants to these actions. The plaintiff was seeking an injunction and unspecified damages. These cases have been settled. The cases were uninsured and the settlement was accrued and paid in the fourth quarter of fiscal 2008.

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

         Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.    A subsidiary of ours was named as a defendant in a lawsuit brought by Ms. Petersen, who is seeking damages for personal injury caused when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus has also brought claims related to the same incident. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the accident site. We believe the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

         Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.    While returning from a jobsite in a Company vehicle, two employees of a subsidiary of ours were involved in a serious motor vehicle accident. Although our employees were not seriously injured, three individuals were killed and another two injured. Suits have been filed against us and the driver of the subsidiary's vehicle by representatives of the deceased seeking damages for wrongful death and personal injury. We believe that we have meritorious defenses and are adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

         East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.    A subsidiary of ours was named as a defendant along with a number of other defendants in a lawsuit brought by the developer of a hotel complex in East Palo Alto, California with which the subsidiary contracted to provide geotechnical investigation and related services. The developer sought $14.0 million in costs against all defendants for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of foundation settlement to be encountered in construction of the project. This case has been settled. This case was insured and the settlement amount, which was recorded as an insurance recoverable and an accrued liability as of June 30, 2008, will be paid by the applicable insurance carrier in fiscal 2009.

         Worth Construction, Inc. v. TRC Engineers, Inc., TRC Environmental Corporation and TRC Companies, Inc., New York Supreme Court, New York County, 2007.    A subcontractor on an Exit Strategy project in New York City is alleging that we did not timely turn over one of the sites involved in the project so that the subcontractor could commence work, and that the delay resulted in approximately $10.0 million of additional costs which the subcontractor is seeking in the lawsuit. In October 2007 the court granted our motion to dismiss the subcontractor's suit. The subcontractor is appealing that decision. We believe that we have meritorious defenses and are adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

         EFI Global v. Peszek et. al, Cook County Circuit Court, 2007.    The plaintiff originally sued several of its former employees alleging improper solicitation of employees, misuse of confidential information and related claims. The suit seeks injunctive and other equitable relief, an accounting and unspecified damages. We were subsequently added as a defendant. We believe that we have meritorious defenses, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

         Arthur Katz v. Shalom Gabay d/b/a Avis Unocal et. al., California Superior Court, Los Angeles County, 2008.    We and a subsidiary are named as defendants in a lawsuit brought by Mr. Katz who is seeking damages for personal injuries allegedly sustained when he fell in a hole located at a gasoline service station. The subsidiary performed environmental testing and monitoring work at the service station prior to plaintiff's alleged incident. We believe that we have meritorious defenses and are adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

         SPPI—Somersville, Inc. v. TRC Companies, Inc. et. al.; West Coast Home Builders v. Ashland et. al., U.S. District Court, Northern District of California, 2004.    Neighboring landowners allege property damage from a landfill site where we performed remediation work pursuant to an Exit Strategy contract. We believe that we have meritorious defenses and are adequately insured, but an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Our accrual for all litigation-related losses that were probable and estimable, primarily those discussed above, was $12.9 million and $6.8 million at June 30, 2008 and 2007, respectively. We also have insurance recovery receivables related to these accruals of $9.7 million and $5.6 million at June 30, 2008 and 2007, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on our business, results of operations, financial position and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        During the fiscal year ended June 30, 2008, we issued an aggregate of 9.8 thousand shares of unregistered common stock with a market value of $0.1 million as additional consideration earned in the fiscal year on acquisitions completed in prior years. All such shares were issued to accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

        Our common stock is traded on the New York Stock Exchange under the symbol "TRR." The following table sets forth the high and low per share prices for the common stock for the fiscal years ended June 30, 2008 and 2007 as reported on the New York Stock Exchange:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$14.94	$8.33	$10.80	$8.07
Second Quarter	12.71	7.00	10.66	7.42
Third Quarter	8.80	3.30	10.52	8.62
Fourth Quarter	6.58	3.91	15.41	9.48

        As of July 22, 2008 there were 233 shareholders of record and, as of that date, we estimate there were approximately 2,210 beneficial owners holding our common stock in nominee or "street" name.

        To date we have not paid any cash dividends on our common stock, and the payment of dividends in the future will be subject to financial condition, capital requirements and earnings. Future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated. The terms of our credit agreement also prohibit the payment of cash dividends.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Total Return Index and of Peer Companies

        The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested in our Common Stock on June 30, 2003. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2008

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Year Ended June 30,
	2003	2004	2005	2006	2007	2008
TRC	$100	$113	$80	$71	$100	$27
S&P 500 Index	100	119	127	138	166	144
Peer Group	100	97	88	119	161	165

        The companies included in the peer group are: Ecology & Environment, Inc.; ENGlobal Corp.; Tetra Tech, Inc.; Versar, Inc.; and, VSE Corp.

Item 6.    Selected Financial Data

        The following table provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto.

Statements of Operations Data, for the years ended June 30,	2008	2007	2006	2005(1)	2004(1)
	(in thousands, except per share data)
Gross revenue	$465,079	$441,643	$396,091	$358,522	$350,159
Less subcontractor costs and other direct reimbursable charges	196,870	185,735	158,111	138,961	124,589

Net service revenue	268,209	255,908	237,980	219,561	225,570

Interest income from contractual arrangements	3,944	4,747	4,054	2,578	1,877
Insurance recoverables and other income	6,123	4,170	1,053	14,969	(18)
Operating costs and expenses:
Cost of services(2)	241,647	231,025	228,556	217,298	192,497
General and administrative expenses(2)	40,077	23,969	24,350	14,472	8,420
Provision for doubtful accounts	3,708	1,318	7,971	4,959	3,138
Goodwill and intangible asset write-offs(3)	77,267	—	2,170	3,625	—
Depreciation and amortization	8,051	8,311	6,925	6,148	5,699

	370,750	264,623	269,972	246,502	209,754

Operating (loss) income	(92,474)	202	(26,885)	(9,394)	17,675
Registration penalties(4)	—	600	—	—	—
Interest expense	3,936	4,359	4,545	2,438	1,460

(Loss) income from continuing operations before taxes, minority interest, equity in (losses) earnings and accounting change	(96,410)	(4,757)	(31,430)	(11,832)	16,215
Federal and state income tax provision (benefit)(5)	12,296	(1,337)	(10,488)	(3,943)	6,769
Minority interest	(62)	(24)	—	(470)	(217)

(Loss) income from continuing operations before equity in (losses) earnings and accounting change	(108,644)	(3,396)	(20,942)	(7,419)	9,663
Equity in (losses) earnings from unconsolidated affiliates, net of taxes(6)	(505)	(161)	9	344	(295)

(Loss) income from continuing operations before accounting change	(109,149)	(3,557)	(20,933)	(7,075)	9,368
Discontinued operations, net of taxes(7)	—	(77)	(2,914)	402	369
Cumulative effect of accounting change, net of taxes(8)	—	—	—	(589)	—

Net (loss) income	(109,149)	(3,634)	(23,847)	(7,262)	9,737
Dividends and accretion charges on preferred stock(9)	—	2,233	751	766	735

Net (loss) income applicable to common shareholders	$(109,149)	$(5,867)	$(24,598)	$(8,028)	$9,002

Basic (loss) earnings per common share:
(Loss) income from continuing operations before accounting change	$(5.84)	$(0.33)	$(1.43)	$(0.56)	$0.63
Discontinued operations, net of taxes	—	—	(0.19)	0.03	0.03
Cumulative effect of accounting change	—	—	—	(0.04)	—

	$(5.84)	$(0.33)	$(1.62)	$(0.57)	$0.66

Diluted (loss) earnings per common share:
(Loss) income from continuing operations before accounting change	$(5.84)	$(0.33)	$(1.43)	$(0.56)	$0.59
Discontinued operations, net of taxes	—	—	(0.19)	0.03	0.03
Cumulative effect of accounting change	—	—	—	(0.04)	—

	$(5.84)	$(0.33)	$(1.62)	$(0.57)	$0.62

Weighted average shares outstanding:
Basic	18,700	17,563	15,168	14,109	13,689
Diluted	18,700	17,563	15,168	14,109	14,550

Cash dividends declared per common share	—	—	—	—	—

Balance Sheet Data at June 30:
Total assets	$397,319	$485,982	$485,403	$517,851	$451,036

Long-term debt, including current portion	39,310	42,670	40,453	59,980	43,787

Redeemable preferred stock	—	—	15,000	14,941	14,824

Shareholders' equity	57,671	161,729	145,156	146,646	148,382

(1)
We completed nine acquisitions in fiscal 2005 and one acquisition in fiscal 2004 which impacted period to period comparisons.

(2)
We implemented our new ERP system in fiscal 2007. Concurrent with the implementation of the new system, our processes and costs relating to financial, information technology and administrative functions were realigned and are now incurred by corporate functions. Beginning in fiscal 2008, the related costs are classified as general and administrative expenses. Previously, these processes and related expenses were performed by individuals in field locations and were included in cost of services. Management estimates that $5.6 million of expenses were included in general and administrative expenses in fiscal 2008 that in the previous year were included in costs of services.

(3)
During fiscal 2008, we recorded impairment charges of $76.7 million related to goodwill and $0.6 million related to customer relationships intangible assets. During fiscal 2006, we recorded an impairment charge of $2.2 million related to trade-name intangible assets. During fiscal 2005, we recorded impairment charges of $3.6 million related to a joint venture.

(4)
The $0.6 million penalty relates to our failure to obtain an effective registration statement related to our March 2006 private placement. See additional discussion in Note 12 to the accompanying consolidated financial statements.

(5)
During fiscal 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences and recorded a charge of $12.1 million to fully reserve for all of our deferred tax assets as of such date. See Note 13 to the accompanying consolidated financial statements for a discussion.

(6)
The fiscal 2008 equity in losses from unconsolidated affiliates includes an impairment charge of $0.5 million. The fiscal 2007 equity in losses from unconsolidated affiliates includes an impairment charge of $0.4 million.

(7)
We sold Omni in March 2007, Bellatrix in August 2006 and PacLand in June 2006. See Note 9 to the accompanying consolidated financial statements for discussions of our discontinued operations.

(8)
In fiscal 2005, we changed the method of accounting for our 19.9% investment in a start-up energy savings company from the cost method to the equity method.

(9)
In December 2006, the preferred stock was exchanged for approximately 1.1 million shares of common stock. We recorded a charge of approximately $2.0 million related to the induced conversion of the preferred stock. See Note 12 to the accompanying consolidated financial statements for a discussion of the conversion and related charge.

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

        We derive our revenue from fees for professional and technical services. As a service company, we are more labor-intensive than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding service to our clients and execute projects successfully. Our income or loss from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our direct costs, subcontractor costs, other contract costs, and general and administrative ("G&A") expenses.

        The types of contracts with our clients and the approximate percentage of net service revenue ("NSR") for the years ended June 30, 2008, 2007 and 2006 from each contract type are as follows:

Years ended June 30,	2008	2007	2006
Time-and-materials	59%	60%	57%
Fixed-price	37%	28%	29%
Cost-plus	4%	12%	14%

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

        We have transitioned from a decentralized to a centralized management model. As part of this transition, we implemented our ERP system in the fourth quarter of fiscal 2007. Concurrent with the implementation of the new system, our processes and costs relating to almost all financial, information technology and administrative functions were realigned under centralized management control and are now incurred and controlled by corporate functions and classified as G&A expenses. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services ("COS").

        Our COS includes professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our G&A expenses are comprised primarily of our corporate headquarters costs related to corporate executive management, finance, accounting, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

Divestitures

        We sold the assets of Bellatrix in August 2006, and Omni in March 2007. The operations of these entities have been segregated and are shown as discontinued operations in the consolidated statements of operations.

        In July 2007 we sold our 50% ownership position in Metuchen Realty Acquisition, LLC, an unconsolidated affiliate. We received cash payments of $3.2 million, and the transaction resulted in a $17 thousand loss during the fiscal year ended June 30, 2008.

Critical Accounting Policies

        Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to compile these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Our accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of this report. We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:

         Revenue Recognition:    We recognize contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). Specifically, we follow the guidance in paragraphs 23 through 26 of SOP 81-1 which establishes five criteria for using the percentage of completion method. The five criteria are (1) work is performed based on written contracts executed by the parties that clearly specify the goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement, (2) buyers have the ability to satisfy their obligations under the contracts, (3) the contractor has the ability to perform its contractual obligations, (4) the contractor has an adequate estimating process and the ability to estimate reliably both the costs to complete the project and the percentages of contract performance completed and (5) the contractor has a cost accounting system that adequately accumulates and allocates costs in a manner consistent with the estimates produced by the estimating process. We earn our revenue from fixed-price, time-and-materials and cost-plus contracts.

Fixed-Price Contracts

        We recognize revenue on fixed-price contracts using the percentage-of-completion method. Under this method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We generally utilize an efforts-expended, cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred.

        Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and can be difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation process, actual completion costs often vary from estimates. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known. If actual costs exceed the original fixed contract price, recognition of any additional revenue will be pursuant to a change order, contract modification, or claim.

        We have fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. The funds in the restricted account, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the consolidated statements of operations.

        The Exit Strategy funds held by the insurer, including any interest growth thereon, are recorded as an asset (current and long-term restricted investment) on our consolidated balance sheets, with a corresponding liability (current and long-term deferred revenue) related to the funds. Consistent with our other fixed price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Pursuant to SOP 81-1, certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring, and, in addition, certain Exit Strategy contracts are segmented, and remediation and operation, maintenance and monitoring are separately accounted for.

        For Exit Strategy contracts where we establish that: (1) costs exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, we record an insurance recovery up to the amount of insured costs. An insurance gain, that is, an amount to be recovered in excess of our recorded costs, is not recognized until the receipt of insurance proceeds. Insurance recoveries are reported as insurance recoverables and other income on our consolidated statements of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

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

Time-and-Materials Contracts

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

Cost-Plus Contracts

         Cost-Plus Fixed Fee Contracts.    Under cost-plus fixed fee contracts, we charge clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenue based on the actual labor costs, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services as revenue is recognized or in accordance with agreed upon billing schedules.

         Cost-Plus Fixed Rate Contracts.    Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. We recognize revenue based on the actual total costs we have expended plus the applicable fixed rate. If the actual total costs are lower than the total costs we have estimated, our revenue from that project will be lower than originally estimated.

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

        Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards. Our last audit was for fiscal 2004 and resulted in a $14 thousand adjustment. Historically we have not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

        Allowance for Doubtful Accounts—An allowance for doubtful accounts is maintained for estimated losses resulting from the failure of our clients to make required payments. The allowance for doubtful accounts has been determined through reviews of specific amounts deemed to be uncollectible and estimated write-offs as a result of clients who have filed for bankruptcy protection plus an allowance for other amounts for which some loss is determined to be probable based on current circumstances. If the financial condition of clients or our assessment as to collectability were to change, adjustments to the allowances may be required.

        Stock-Based Compensation—On July 1, 2005, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. Total stock-based compensation expense for the fiscal year ended June 30, 2008, 2007 and 2006 was $2.1 million, $1.8 million and $1.3 million, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123(R). In fiscal 2007, we recognized $0.1 million of compensation expense for fully vested warrants issued to consultants in July 2006. For the years ended June 30, 2008, 2007 and 2006, stock options and warrants of 825,241, 119,778 and 26,875 shares of our common stock were exercised for proceeds of $3.8 million, $0.2 million and $0.2 million, respectively.

        Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option's expected term and the price volatility of the underlying stock. We have determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility.

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

    (A)
    Presumes exercise price is less than fair value

        Income Taxes—We are required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences between the financial statement and tax bases of assets and liabilities, together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the consolidated balance sheets. An assessment is required to be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense. During fiscal 2008, we recorded a charge of $12.1 million to fully reserve for our deferred tax assets.

        Goodwill and Other Intangible Assets—In accordance with SFAS No. 141, Business Combinations ("SFAS 141"), the total purchase price in a business combination is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and indefinite-lived assets are not amortized, but are evaluated at least annually for impairment.

        We evaluate the recovery of goodwill annually or more frequently if events or circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired. We operate as one reporting unit. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. The market capitalization of our stock, discounted cash flows and other factors are considered in determining the fair value of goodwill. We assessed the recoverability of goodwill during the first quarter of fiscal 2008 and concluded that an impairment of goodwill existed and recorded a goodwill impairment charge of $76.7 million during the year ended June 30, 2008. There can be no assurance that future events will not result in an additional impairment of goodwill or other assets.

        Other intangible assets consist primarily of purchased customer relationships, contract backlog and other intangible assets acquired in acquisitions. The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. Our policy is to amortize customer relationships with determinable lives over their estimated useful lives ranging from 11.5 to 15 years. Other intangibles with contractual terms are amortized over their estimated useful lives generally of five years. We review the economic lives of our intangible assets annually. We recorded an impairment charge of $0.6 million related to customer relationships intangible assets during fiscal 2008.

        Property and Equipment—Property and equipment are recorded at cost, including costs to bring the equipment into operation. Major improvements to and betterments that extend the useful life of existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred. We provide for depreciation of property and equipment using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the lives of the various leases or the useful lives of the improvements.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically evaluate whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.

        Consolidation—We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE") under generally accepted accounting principles.

         Voting Interest Entities.    Voting interest entities are entities in which: (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, ("ARB 51") as amended. ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, we consolidate voting interest entities in which we have a majority voting interest.

         Variable Interest Entities.    VIE's are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FIN No. 46(R), Consolidation of Variable Interest Entities, we consolidated all VIEs of which we are the primary beneficiary.

        In determining whether we are the primary beneficiary of a VIE we would first perform a qualitative analysis of the VIE that would include, among other factors, a review of its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

         Equity-Method Investments.    When we do not have a controlling financial interest in an entity but exert significant influence over the entity's operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation or 3% - 5% to 50% for a partnership or Limited Liability Company) and have an investment in common stock or in-substance common stock, we account for our investment in accordance with the equity method of accounting prescribed by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

         Joint Venture Arrangements.    We execute certain engineering and construction projects through joint venture arrangements with unrelated third parties. The project specific joint ventures are formed in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. In fiscal 2006, we, E.S. Boulos Company and O'Connell Electric Company, Inc. formed the Rochester Power Delivery Joint Venture ("RPD JV") to design and construct an electrical transmission and distribution system for Rochester Gas and Electric. The construction of the electrical transmission and distribution system is the single business purpose of the RPD joint venture arrangement. Each joint venture member has a 33.33% membership interest in RPD JV. The RPD JV is accounted for using the proportionate consolidation method.

        Metuchen Realty Acquisition, LLC ("Metuchen") was a VIE, however, Metuchen was not consolidated because we were not the primary beneficiary. We had a 50% interest in Metuchen which was established to acquire, remediate, improve and sell a commercial real estate site located in Metuchen, New Jersey. We accounted for the investment using the equity method. We sold our interest in Metuchen in July 2007 for approximately $3.2 million. The sale resulted in the recognition of a loss of approximately $17 thousand in the first quarter of fiscal 2008.

        We have a 50% interest in Environmental Restoration LLC ("ER LLC"), which was established to engage in the business of wetland mitigation banking. We account for the investment using the equity method of accounting. We recorded an impairment loss related to our investment in ER LLC of $0.5 million in the fourth quarter of fiscal 2008 which is included in equity in (losses) earnings from unconsolidated affiliates, net of taxes in the consolidated statement of operations.

        In the third quarter of fiscal 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"). We maintain a 70% ownership position in CAH. CAH was formed to purchase and remediate certain property in New Jersey. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bears interest at a fixed rate of 10.0% annually and matures January 30, 2010. The loan is secured by the CAH property. The proceeds from the loan are being used for the purchase and remediation of the property. CAH is consolidated into our consolidated financial statements with the other party's ownership interest recorded as minority interest.

        Insurance Matters, Litigation and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of substantial deductibles, limits and retentions under our insurance programs. This practice may subject us to some future liability for which we are only partially insured or are completely uninsured. In accordance with SFAS No. 5, Accounting for Contingencies, we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, we accrue the lower limit of the range in accordance with applicable accounting rules. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Results of Operations

        We incurred significant losses during the fiscal years ended June 30, 2008, 2007, 2006 and 2005 and may continue to incur losses in the future. The net loss of $109.1 million for fiscal 2008 was impacted by:

  •
  $77.3 million impairment charge for goodwill and intangible assets;

  •
  $12.1 million charge to reserve for our deferred tax assets;

  •
  $3.2 million charge for restructuring actions initiated in the fourth quarter of fiscal 2008;

  •
  $9.8 million of legal expenses, including defense and settlement expenses; and

  •
  $7.4 million of losses on certain joint ventures and contracts.

         Goodwill and Intangible Assets:    Given the significant decline in our stock price coupled with the slower than anticipated operational turnaround, we assessed the recoverability of goodwill as of September 28, 2007. In performing the goodwill assessment, we used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. We concluded, based on the assessment as of September 28, 2007, that an impairment of goodwill existed and recorded a goodwill impairment charge of $76.7 million during the year ended June 30, 2008. There can be no assurance that future events will not result in an additional impairment of goodwill or other assets.

         Deferred Tax Assets:    During the year ended June 30, 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a tax provision of $12.1 million was recorded in the first quarter of fiscal 2008 to provide a valuation allowance against the Company's deferred tax assets.

         Restructuring:    As part our recovery plan to reduce operating costs and improve our operating efficiency, we implemented a restructuring plan in the fourth quarter of fiscal 2008. Under the restructuring plan, we reduced our workforce by 71 employees and consolidated or closed 14 office facilities. A charge of $3.2 million was recorded in the fourth quarter of fiscal 2008 related to those actions.

         Legal Costs:    Legal and related costs were substantially higher in fiscal 2008 compared to fiscal 2007 and included expenses of approximately $4.8 million for legal defense costs and $5.0 million for uninsured settlements.

         Certain Joint Ventures and Project Losses:    Approximately $3.8 million of the loss was related to our investment in the RPD JV. In fiscal 2006, we formed the RPD JV with two other partners to design and construct a $114.8 million electrical transmission and distribution system for Rochester Gas Electric. During fiscal 2008, the joint venture substantially increased the estimated contract costs to an amount in excess of the contract value by approximately $10.0 million of which our proportionate share was 33.3%, or $3.3 million. Approximately $3.6 million of the loss for fiscal 2008 was related to a significant loss incurred on another project.

        A summary assessment of the four primary markets for our services follows:

         Energy:    The utilities in the United States are in the process of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided a good business opportunity for those serving this market. According to a Department of Energy study, $50 billion to $100 billion of investment is needed to modernize the grid. These needs and increased returns on large investments in energy assets provide opportunities to sell services including: permitting/licensing, engineering and construction for the electric transmission system, and development of renewable energy projects. We are well established in the Northeast and are actively growing our presence in other geographic regions where demand for services is the highest.

         Environmental:    Market demand for environmental services remains active, driven by a combination of regulatory requirements, economic factors and renewed focus on sustainability and climate change. Regulatory focus on emissions of concern (e.g. mercury, small particulates) is increasing demand for air quality consulting and air measurement services. Climate change initiatives should sustain market growth for air and other services. Remediation services remain strong in spite of much lower demand in the real estate market, but regulatory requirements and previously funded multi-year capital projects will sustain the market in the next several years. Real estate developers and owners are also increasing their demand for building science services (e.g. mold, water intrusion, indoor air quality) as insurers demand that they better manage risks associated with issues of construction quality.

         Real Estate:    Real estate redevelopment and investment project opportunities have fallen off due to economic conditions, and we have adjusted our marketing and service offerings accordingly.

         Infrastructure:    Demand for services is expected to be flat in fiscal 2009 due to general economic conditions and the lack of increased public funding. The long-term outlook should be stronger due to alternative funding mechanisms (e.g., private/public partnerships) and the continued need to upgrade, replace or repair aging transportation infrastructure.

Results of Operations

2008 Compared to 2007

	Year Ended June 30,		Change
(Dollars in thousands)	2008	2007	$	%
Gross revenue	$465,079	$441,643	$23,436	5.3%
Less subcontractor costs and other direct reimbursable charges	196,870	185,735	11,135	6.0
Net service revenue	268,209	255,908	12,301	4.8
Interest income from contractual arrangements	3,944	4,747	(803)	(16.9)
Insurance recoverables and other income	6,123	4,170	1,953	46.8
Cost of services	241,647	231,025	10,622	4.6
General and administrative expenses	40,077	23,969	16,108	67.2
Provision for doubtful accounts	3,708	1,318	2,390	181.3
Goodwill and intangible asset write-offs	77,267	—	77,267	100.0
Depreciation and amortization	8,051	8,311	(260)	(3.1)
Operating (loss) income	(92,474)	202	(92,676)	(45,879.2)
Registration penalties	—	600	(600)	(100.0)
Interest expense	3,936	4,359	(423)	(9.7)
Federal and state income tax provision (benefit)	12,296	(1,337)	13,633	1,019.7
Minority interest	(62)	(24)	(38)	(158.3)
Equity in losses from unconsolidated affiliates, net of taxes	(505)	(161)	(344)	(213.7)
Discontinued operations, net of taxes	—	(77)	77	100.0
Dividends and accretion charges on preferred stock	—	2,233	(2,233)	(100.0)
Net loss applicable to common shareholders	(109,149)	(5,867)	(103,282)	(1,760.4)

        Gross revenue increased $23.5 million, or 5.3%, to $465.1 million for fiscal 2008 from $441.6 million for fiscal 2007. The increase was primarily attributable to: a $13.5 million increase in revenue for our energy related engineering services and a $5.1 million increase in revenue from the receipt of a design-build change order for a contract completed prior to fiscal 2008. We were awarded that change order for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor. The change order amount was in excess of amounts previously recorded resulting in $5.1 million of additional revenue recorded in fiscal 2008.

        NSR increased $12.3 million, or 4.8%, to $268.2 million for fiscal 2008 from $255.9 million for fiscal 2007. The increase was primarily attributable to: a $3.5 million increase for our energy related engineering services and a $5.1 million increase from the receipt of the design-build change order.

        Interest income from contractual arrangements decreased $0.8 million, or 16.9%, to $3.9 million for fiscal 2008 from $4.7 million for fiscal 2007 primarily due to lower one-year constant maturity T-Bill rates in fiscal 2008.

        Insurance recoverables and other income increased $1.9 million, or 46.8%, to $6.1 million for fiscal 2008 from $4.2 million for fiscal 2007. The increase was due to certain Exit Strategy contracts incurring costs that were covered by insurance.

        COS increased $10.6 million, or 4.6%, to $241.6 million for fiscal 2008 from $231.0 million for fiscal 2007. The increase was primarily attributable to: (1) $9.6 million of additional costs incurred to support revenue growth, principally for our energy related engineering services; (2) $1.5 million of increased claims costs associated with our self insured workers' compensation and employee medical benefits plans; and (3) $4.9 million increase in contract losses, as previously discussed. These increases were partially offset by the impact of our transition from a decentralized management model to a centralized model in connection with our ERP implementation in fiscal 2007. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in COS. For the year ended June 30, 2008, we estimate that $5.6 million of expenses were included in G&A expenses that in the previous year were included in COS.

        G&A expenses increased $16.1 million, or 67.2%, to $40.1 million for fiscal 2008 from $24.0 million for fiscal 2007. The increase was primarily attributable to: (1) an estimated $5.6 million of costs associated with the centralization of our financial, information technology and administrative functions that were previously included in COS as discussed above; (2) approximately $5.6 million of costs related to litigation; and (3) approximately $3.2 million of restructuring costs incurred in the fourth quarter of fiscal 2008.

        The provision for doubtful accounts increased $2.4 million, or 181.3%, to $3.7 million for fiscal 2008 from $1.3 million for fiscal 2007. The increase was primarily due to several specific receivables that management determined were uncollectible coupled with an increase in gross revenue.

        An impairment charge of $76.7 million was recorded in fiscal 2008 to write down the carrying value of goodwill and $0.6 million was recorded to impair certain customer relationships intangible assets. Given the significant decline in our stock price coupled with a slower than anticipated operational turnaround, we assessed the recovery of goodwill as of September 28, 2007 through an analysis based on market capitalization, discounted cash flows and other factors and concluded that there was an impairment. As a result of the decision to eliminate certain components of our business and close certain offices, we also determined that certain customer relationships assets were impaired.

        Depreciation and amortization decreased $0.2 million, or 3.1%, to $8.1 million for fiscal 2008 from $8.3 million for fiscal 2007. The decrease in depreciation and amortization expense was due to the additional depreciation expense recorded in fiscal 2007 related to a reduction in the useful life of the old accounting systems which were replaced by our new ERP system.

        Interest expense decreased $0.4 million, or 9.7%, to $3.9 million for fiscal 2008 from $4.3 million for fiscal 2007. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $33.3 million for fiscal 2007 to $29.3 million for fiscal 2008 along with lower average interest rates being charged on our credit facility in fiscal 2008 of 8.6% versus 9.6% for the same period in the prior year.

        During fiscal 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, we recorded a charge of $12.1 million in fiscal 2008 to fully reserve for all of our deferred tax assets.

        Equity in losses from unconsolidated affiliates, net of taxes, increased $0.3 million, to $0.5 million in fiscal 2008 from $0.2 million in fiscal 2007. The fiscal 2008 results were negatively impacted by a $0.5 million impairment charge on an investment in Environmental Restoration, LLC.

2007 Compared to 2006

	Year Ended June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Gross revenue	$441,643	$396,091	$45,552	11.5%
Less subcontractor costs and other direct reimbursable charges	185,735	158,111	27,624	17.5
Net service revenue	255,908	237,980	17,928	7.5
Interest income from contractual arrangements	4,747	4,054	693	17.1
Insurance recoverables and other income	4,170	1,053	3,117	296.0
Cost of services	231,025	228,556	2,469	1.1
General and administrative expenses	23,969	24,350	(381)	(1.6)
Provision for doubtful accounts	1,318	7,971	(6,653)	(83.5)
Goodwill and intangible asset write-offs	—	2,170	(2,170)	(100.0)
Depreciation and amortization	8,311	6,925	1,386	20.0
Operating income (loss)	202	(26,885)	27,087	100.8
Registration penalties	600	—	600	100.0
Interest expense	4,359	4,545	(186)	(4.1)
Federal and state income tax benefit	(1,337)	(10,488)	9,151	87.3
Minority interest	(24)	—	(24)	(100.0)
Equity in (losses) earnings from unconsolidated affiliates, net of taxes	(161)	9	(170)	(1,888.9)
Discontinued operations, net of taxes	(77)	(2,914)	2,837	97.4
Dividends and accretion charges on preferred stock	2,233	751	1,482	197.3
Net loss applicable to common shareholders	(5,867)	(24,598)	18,731	76.1

        Gross revenue increased $45.6 million, or 11.5%, to $441.6 million in fiscal 2007 from $396.0 million for fiscal 2006. Gross revenue related to increased demand for our energy related engineering services increased by approximately $57.8 million. This increase was partially offset by lower subcontractor activity on certain projects. Gross revenue in fiscal 2006 included approximately $15.8 million related to a project under which we were engaged to engineer, procure and construct a collection system and electrical substation for a wind farm.

        NSR increased $17.9 million, or 7.5%, to $255.9 million for fiscal 2007 compared to $238.0 million for fiscal 2006. Approximately $10.7 million of the increase related to increased demand for our energy related engineering services. Increases in demand for our air emission services also resulted in an NSR increase of approximately $4.0 million for fiscal 2007. The remainder of the increase was primarily related to a general increase in the demand for our services.

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

        COS increased $2.5 million, or 1.1%, to $231.0 million for fiscal 2007 from $228.5 million for fiscal 2006. Approximately $7.0 million of the increase in costs of services was attributable to increases in billable headcount to support the increased demand for our power generation engineering and air emission services. These increases were offset by lower project loss expenses resulting from enhanced controls over project acceptance. COS, as a percentage of net service revenue, decreased from 96.0%

in fiscal 2006 to 90.3% in the fiscal 2007 as the amount of work without profit on previously recognized loss contracts was substantially less than in fiscal 2006.

        G&A expenses decreased $0.4 million, or 1.6%, to $24.0 million for fiscal 2007 compared to $24.4 million for fiscal 2006. The decrease was primarily attributable to approximately $3.4 million of costs incurred in fiscal 2006 relating to compliance with our forbearance agreements with our lenders and restructuring services. These costs did not recur at the same level in 2007. The decrease was partially offset by approximately $2.0 million of costs associated with the installation of our new ERP system as well as $0.4 million associated with our new branding campaign.

        The provision for doubtful accounts decreased $6.7 million, or 83.5%, to $1.3 million for fiscal 2007 from $8.0 million for fiscal 2006. The prior year period included significant charges related to several large balances that were deemed uncollectible. Improved controls over project acceptance and enhanced collection efforts in addition to the recovery of certain large receivables that had been reserved for in prior years resulted in less uncollectible receivables in fiscal 2007.

        Depreciation and amortization increased $1.4 million, or 20.0%, to $8.3 million for fiscal 2007 from $6.9 million for fiscal 2006. The increase was primarily due to additional depreciation expense resulting from capital expenditures in fiscal years 2007 related to our new Lowell, MA and Houston, TX offices, and a reduction in the useful life of the old accounting systems which were replaced by our new IT platform.

        Interest expense decreased $0.2 million, or 4.1%, to $4.3 million for fiscal 2007 from $4.5 million for fiscal 2006. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $48.7 million in fiscal 2006 to $33.3 million in fiscal 2007, which was a result of our issuance of $20.0 million of common stock in the third quarter of fiscal 2006, somewhat offset by lower average interest rates being charged on the line in fiscal 2006 of 8.5% (which is weighted with the additional 2.0% default rate which was in effect for a portion of the year) versus 9.6% in fiscal 2007. In addition, in fiscal 2007 we also began incurring interest expense at 9.0% annually on a $5.0 million subordinated note issued in July 2006, as well as 10.0% annually on a $3.2 million subordinated note issued in January 2007.

        The federal and state income tax benefit represents an effective rate of 28.1% for fiscal 2007 and 33.4% for fiscal 2006. The decrease was primarily due to losses incurred in fiscal 2007 by certain entities for which no associated state tax benefit was available.

        Equity in (losses) earnings from unconsolidated affiliates, net of taxes, increased $0.2 million, to $0.2 million of losses in fiscal 2007 from earnings of $9.0 thousand in fiscal 2006. The fiscal 2007 results were negatively impacted by a $0.4 million impairment charge on an investment.

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

        The following table presents the percentage relationships of items in the consolidated statements of operations to NSR:

	2008	2007	2006
Net service revenue	100.0%	100.0%	100.0%

Interest income from contractual arrangements	1.5	1.9	1.7
Insurance recoverables and other income	2.3	1.6	0.4
Operating costs and expenses:
Cost of services	90.1	90.3	96.0
General and administrative expenses	14.9	9.4	10.3
Provision for doubtful accounts	1.4	0.5	3.3
Goodwill and intangible asset write-offs	28.8	—	0.9
Depreciation and amortization	3.0	3.2	2.9

	138.2	103.4	113.4

Operating (loss) income	(34.4)	0.1	(11.3)
Registration penalties	—	0.2	—
Interest expense	1.5	1.7	1.9

Loss from continuing operations before taxes, minority interest and equity in (losses) earnings	(35.9)	(1.8)	(13.2)
Federal and state income tax provision (benefit)	4.6	(0.5)	(4.4)
Minority interest	—	—	—

Loss from continuing operation before equity in (losses) earnings	(40.5)	(1.3)	(8.8)
Equity in (losses) earnings from unconsolidated affiliates, net of taxes	(0.2)	(0.1)	—

Loss from continuing operations	(40.7)	(1.4)	(8.8)
Discontinued operations, net of taxes	—	—	(1.2)

Net loss	(40.7)	(1.4)	(10.0)
Dividends and accretion charges on preferred stock	—	0.9	0.3

Net loss applicable to common shareholders	(40.7)%	(2.3)%	(10.3)%

Impact of Inflation

        Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.

Liquidity and Capital Resources

        We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund our operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to reduce debt.

        Cash flows provided by operating activities were $3.8 million for fiscal 2008, compared to $8.1 million provided for fiscal 2007. Uses of cash by operating assets and liabilities for fiscal 2008 totaled $22.3 million and consisted of the following: (1) a $16.6 million increase in restricted investments due to a new Exit Strategy project; (2) a $3.0 million decrease in environmental remediation liabilities due to remedial work performed; and (3) a $2.6 million increase in insurance recoverables due to Exit Strategy contracts which are estimated to incur costs beyond the projected commutation account balance. Cash used during fiscal 2008 was offset by sources of cash totaling $27.3 million consisting primarily of the following: (1) a $12.0 million increase in other accrued liabilities primarily related to increased contract cost and loss reserves and legal reserves; (2) a $5.0 million decrease in accounts receivable; (3) a $3.3 million decrease in long-term prepaid insurance; (4) a $2.8 million increase in accrued compensation; and (5) a $1.6 million increase in our deferred revenues due to a new Exit Strategy project. In addition, non-cash expenses during this period were $107.9 million. These non-cash expenses consisted primarily of the following: (1) $77.3 million for impairment charges of $76.7 million related to goodwill and $0.6 million related to customer relationships intangible assets; (2) $12.1 million charge to establish a full valuation allowance against our deferred income tax assets; (3) $8.1 million for depreciation and amortization; (4) $4.8 million for equity in losses from unconsolidated affiliates and construction joint ventures; (5) $3.7 million for the provision for doubtful accounts; and (6) $2.1 million for stock-based compensation expense.

        Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing both current and long-term receivables by the most recent three-month average of daily gross revenue after adjusting for acquisitions. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 91 days at June 30, 2008 from 104 days at June 30, 2007. Our goal is to reduce DSO to less than 90 days.

        Under Exit Strategy contracts, the majority of the contract price is typically deposited into a restricted account with an insurer. The funds in the restricted account, less any premiums remitted for an insurance policy to cover potential cost overruns and other factors, are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for deposited funds to earn interest at the one-year constant maturity T-Bill rate. If the actual interest rate earned on the deposited funds is less than the rate anticipated when the contract was executed, over time the balance in the restricted account may be less than originally expected. However, there is typically an insurance policy which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount which is typically significantly in excess of the estimated cost of remediation.

        Investing activities used cash of approximately $2.3 million during fiscal 2008, compared to $14.8 million used in fiscal 2007. The current period uses were primarily: (1) $6.3 million for property and equipment additions; (2) $1.9 million for earnout payments; and (3) $0.9 million for land improvements. Cash used during fiscal 2008 was offset by proceeds of (1) $3.2 million received from the sale of our 50% ownership position in Metuchen Realty Acquisition, LLC and (2) $1.8 million from proceeds on the sale of land.

        During fiscal 2008, financing activities used cash of $0.6 million consisting primarily of a $4.0 million decrease in the balance outstanding on our credit facility and $0.5 million for payments on long-term debt which were partially offset by $3.8 million of proceeds from the exercise of stock options.

        Cash flows provided by operating activities were $8.1 million for fiscal 2007, compared to $9.6 million provided for fiscal 2006. Uses of cash by operating assets and liabilities for fiscal 2007 totaled $37.4 million and consisted primarily of the following: (1) a $17.4 million decrease in our gross deferred revenue balance, due primarily to revenue earned on Exit Strategy contracts; (2) a $13.6 million increase in our receivables due primarily to increases in our power delivery business; and (3) a $2.8 million increase in insurance recoverables due to Exit Strategy contracts which are estimated to incur costs covered by insurance. Cash used was offset by sources of cash from operating assets and liabilities totaling $39.0 million consisting primarily of the following: (1) a $17.9 million decrease in restricted investments due to collections on Exit Strategy projects; (2) a $12.6 million increase in accounts payable related primarily to increased subcontractor costs due to increased demand for energy projects and delayed payments to vendors because of conversion issues encountered with our new ERP system; (3) a $5.0 million decrease in income taxes refundable, due to the receipt of an income tax refund; and (4) a $2.2 million decrease in long-term prepaid insurance associated with our Exit Strategy contracts.

        Investing activities used cash of approximately $14.8 million during fiscal 2007, compared to $11.4 million used for fiscal 2006. Fiscal 2007 uses were primarily: (1) $8.6 million for property and equipment additions; (2) $4.2 million for earnout payments due to the former owners of recent acquisitions; (3) $2.8 million for the acquisition of a Brownfield redevelopment project; and (4) $1.3 million in advances to unconsolidated affiliates.

        During fiscal 2007, financing activities provided cash of $4.0 million, consisting primarily of $8.2 million of borrowing on long-term debt ($5.0 million on the Federal Partners subordinated loan, and $3.2 million obtained by an affiliate in connection with a Brownfield redevelopment project), $2.0 million received for the issuance of 0.2 million shares of common stock, offset by a $6.5 million of repayments on our credit facility and other outstanding debt.

        Long-term debt at June 30, 2008 and 2007 is comprised of the following (in thousands):

	2008	2007
Revolving credit facility	$26,996	$30,986
Subordinated debt:
Federal Partners note payable, net of unamortized discount of $203 and $398 as of June 30, 2008 and 2007, respectively	4,797	4,602
CAH note payable	3,200	3,200
Registration rights notes payable	600	—
Other notes payable	1,662	1,989
Lease financing obligations	2,007	1,811
Capital lease obligations	48	82

	39,310	42,670
Less current portion	27,366	31,618

Long-term debt	$11,944	$11,052

        On July 17, 2006, we and substantially all of our subsidiaries, entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement, as amended, provides us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the Credit Agreement bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month EBITDA commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required us to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") of $2.4 million, $5.7 million, $9.0 million and $7.9 million for the quarter, two quarter, three quarter and four quarter periods ended September 28, 2007, December 28, 2007, March 28, 2008 and June 30, 2008, respectively. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $2.8 million in fiscal 2008. We failed to achieve the required levels of EBITDA for the years ended June 30, 2008 and 2007, however, the violations of this covenant have been waived by the lenders as described below. We must maintain average monthly backlog of $190.0 million. Capital expenditures are limited to $10.1 million and $10.6 million for the fiscal years ended June 30, 2008 and 2009 and thereafter, respectively. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

        The Credit Agreement has been amended and all covenant violations through June 30, 2008 have been waived. In general, the amendments have been to revise dates for delivery of financial statements, change definitions, and/or amend covenant requirements. The Credit Agreement was amended as of March 3, 2008 to modify certain terms with respect to the location of office space in Houston, Texas and to permit us to issue subordinated promissory notes in an aggregate amount not-to-exceed $0.6 million which were issued in connection with the extension of the deadline for registering common stock issued in a March 6, 2006 private placement. The Credit Agreement was amended as of August 19, 2008 to waive a default with respect to the required minimum EBITDA covenant for the 12 month period ended June 30, 2008; amend that covenant for fiscal 2009 to require us to maintain minimum EBITDA of $2.1 million, $3.8 million, $7.6 million and $12.8 million for the quarter, two quarter, three quarter and four quarter periods ending on September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively; amend the covenant in subsequent years to an amount to be determined by the lenders based on our projections but not less than $14.0 million annually; amend a definition in the borrowing base that effectively reduces the availability under the line from $50.0 million to $47.5 million; and amend certain definitions in the Credit Agreement. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $1.5 million in fiscal 2009.

        At June 30, 2008, we had borrowings outstanding pursuant to the Credit Agreement of $27.0 million at an average interest rate of 8.42% compared to $31.0 million of borrowings outstanding at an average interest rate of 8.85% at June 30, 2007. Letters of credit outstanding were $6.9 million and $7.0 million on June 30, 2008 and 2007, respectively. Funds available to borrow under the Credit Agreement were $13.6 million and $7.0 million on June 30, 2008 and 2007, respectively.

        On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. ("Federal Partners"), a stockholder of ours, pursuant to which we borrowed $5.0 million from Federal Partners. The loan bears interest at a fixed rate of 9% per annum. The loan matures on July 19, 2009. In addition, we issued a ten-year warrant to Federal Partners to purchase up to 66 thousand shares of our common stock at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006. The estimated fair value of the warrant of $0.7 million was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5.0 million was proportionately allocated to the note and the warrant in the amount of $4.4 million and $0.6 million, respectively. The amount allocated to the warrants of $0.6 million was recorded as a discount on the note and is being amortized over the three year life of the note. For the year ended June 30, 2008, $0.2 million were amortized as interest expense. The warrant was exercised in February 2007, for approximately $7 thousand.

        On January 30, 2007, Center Avenue Holdings, LLC ("CAH"), a Company of which we are a 70% owner, entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bears interest at a fixed 10.0% annually and matures January 30, 2010. CAH was formed to purchase and remediate certain property in New Jersey. The proceeds of the loan are being utilized to fund the purchase and CAH operating activities. The loan is secured by the CAH property.

        On March 3, 2008, we and substantially all of our subsidiaries entered into subordinated notes with Federal Partners, Peter R. Kellogg, Lee I. Kellogg and Charles K. Kellogg pursuant to which we agreed to pay an aggregate of $0.6 million in consideration for the extension of the deadline for registering common stock issued in a March 6, 2006 private placement. The loans bear interest at a fixed rate of 12.5% per annum. The loans mature on July 19, 2009.

        Based on our current operating plans, we believe that existing cash resources as well as cash forecasted to be generated from operations and availability on our revolving credit facility is generally adequate to meet our requirements for the forseeable future.

        Future minimum long-term debt payments, exclusive of the unamortized debt discount of $0.2 million on the Federal Partners' subordinated note, as of June 30, 2008 are as follows:

Year	Long-Term Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2009	$27,082	$251	$33	$27,366
2010	8,848	251	10	9,109
2011	52	251	5	308
2012	53	250	—	303
2013	58	250	—	308
Thereafter	1,365	754	—	2,119

	$37,458	$2,007	$48	$39,513

Contractual Obligations

        The following table sets forth, as of June 30, 2008, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates for estimating future interest payment obligations of between 5.0% to 12.5%) under contracts, such as debt and lease agreements. The rate used to project the future interest payments on our subordinated notes was between 8.0% and 12.5%. The rate used to project the future interest payments on our revolving credit agreement was a rate of 8.25% for borrowings up to $25.0 million and 10.0% for borrowings exceeding that amount:

	Payments due by period(1)
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Revolving credit facility	$34,624	$—	$—	$34,624	$—
Subordinated debt:
Federal Partners note payable	5,480	456	5,024	—	—
CAH note payable	3,707	320	3,387	—	—
Registration rights notes payable	724	—	724	—	—
Other notes payable	2,094	118	146	146	1,684
Operating leases	56,472	13,822	20,042	11,341	11,267
Lease financing obligations	2,007	251	501	501	754
Capital leases obligations	48	33	15	—	—

Total contractual obligations	$105,156	$15,000	$29,839	$46,612	$13,705

(1)
Includes estimated interest

        We enter into long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites. See Note 17 to the accompanying consolidated financial statements for additional discussion of the obligations pursuant to Exit Strategy contracts.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements other than operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $12.9 million in fiscal 2008, $13.6 million in fiscal 2007, and $13.6 million in fiscal 2006. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in Contractual Obligations.

New Accounting Pronouncements

        In October 2006, the FASB issued SFAS No. 157 Fair Value Measurements ("SFAS 157"). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company's assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We will adopt SFAS 157 on July 1, 2008 and are currently evaluating the effect that the adoption will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, ("SFAS 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. We will adopt SFAS 159 on July 1, 2008 and are currently evaluating the effect that the adoption will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R applies to any future business combinations.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. We will adopt SFAS 160 on July 1, 2009 and are currently evaluating the effect that the adoption will have on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161")—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 on July 1, 2009 and are currently evaluating the effect that the adoption will have on our consolidated financial statements.

        On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We will adopt SFAS 162 once it is effective and are currently evaluating the effect that the adoption will have on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. We are currently evaluating the effect that the adoption will have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We currently do not utilize derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our credit agreement. Our credit facility provides for borrowings bearing interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on Trailing Twelve Month EBITDA.

        Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the facility's maturity date. Under its term, the facility matures on July 17, 2011 or earlier at our discretion, upon payment in full of loans and other obligations.

        At June 30, 2008, we had $27.0 million outstanding on our revolving credit facility at an average interest rate of 8.4%. If both the borrowings outstanding and interest rates in effect at June 30, 2008 were to remain outstanding under the credit facility for fiscal 2009, interest expense would be approximately $2.3 million. Using the same assumptions, interest expense would increase by $227 thousand if interest rates are 10% higher and decrease by $227 thousand if interest rates are 10% lower.

Item 8.    Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

        We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 29, 2008

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

Years ended June 30,	2008	2007	2006
Gross revenue	$465,079	$441,643	$396,091
Less subcontractor costs and other direct reimbursable charges	196,870	185,735	158,111

Net service revenue	268,209	255,908	237,980

Interest income from contractual arrangements	3,944	4,747	4,054
Insurance recoverables and other income	6,123	4,170	1,053
Operating costs and expenses:
Cost of services	241,647	231,025	228,556
General and administrative expenses	40,077	23,969	24,350
Provision for doubtful accounts	3,708	1,318	7,971
Goodwill and intangible asset write-offs	77,267	—	2,170
Depreciation and amortization	8,051	8,311	6,925

	370,750	264,623	269,972

Operating (loss) income	(92,474)	202	(26,885)
Registration penalties	—	600	—
Interest expense	3,936	4,359	4,545

Loss from continuing operations before taxes, minority interest, and equity in (losses) earnings	(96,410)	(4,757)	(31,430)
Federal and state income tax provision (benefit)	12,296	(1,337)	(10,488)
Minority interest	(62)	(24)	—

Loss from continuing operations before equity in (losses) earnings	(108,644)	(3,396)	(20,942)
Equity in (losses) earnings from unconsolidated affiliates, net of taxes	(505)	(161)	9

Loss from continuing operations	(109,149)	(3,557)	(20,933)
Discontinued operations, net of taxes	—	(77)	(2,914)

Net loss	(109,149)	(3,634)	(23,847)
Dividends and accretion charges on preferred stock	—	2,233	751

Net loss applicable to common shareholders	$(109,149)	$(5,867)	$(24,598)

Basic and diluted loss per common share:
Loss from continuing operations	$(5.84)	$(0.33)	$(1.43)
Discontinued operations	—	—	(0.19)

Net loss per share	$(5.84)	$(0.33)	$(1.62)

Basic and diluted weighted average common shares outstanding	18,700	17,563	15,168

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except share data

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,306	$430
Accounts receivable, less allowance for doubtful accounts	124,202	132,879
Insurance recoverable—environmental remediation	9,028	6,381
Restricted investments	32,213	20,830
Prepaid expenses and other current assets	16,461	11,911
Income taxes refundable	532	587
Deferred income tax assets	—	13,894

Total current assets	183,742	186,912

Property and equipment:
Land and building	480	480
Equipment, furniture and fixtures	49,050	50,208
Leasehold improvements	6,065	6,881

	55,595	57,569
Less accumulated depreciation and amortization	37,380	36,126

	18,215	21,443
Goodwill	54,465	130,935
Investments in and advances to unconsolidated affiliates and construction joint ventures	548	5,245
Long-term restricted investments	76,216	72,651
Long-term prepaid insurance	51,081	54,395
Other assets	13,052	14,401

Total assets	$397,319	$485,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$27,366	$31,618
Accounts payable	55,519	54,976
Accrued compensation and benefits	24,914	22,134
Deferred revenue	40,161	31,494
Environmental remediation liabilities	1,473	4,629
Other accrued liabilities	41,546	24,007

Total current liabilities	190,979	168,858

Non-current liabilities:
Long-term debt, net of current portion	11,944	11,052
Long-term income taxes payable	910	—
Deferred income tax liabilities	—	1,519
Long-term deferred revenue	127,846	134,901
Long-term environmental remediation liabilities	7,969	7,861

Total liabilities	339,648	324,191

Minority interest in subsidiary	—	62

Commitments and contingencies
Shareholders' equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common, $.10 par value; 30,000,000 shares authorized, 19,093,555 and 19,090,073 shares issued and outstanding, respectively, at June 30, 2008, and 18,240,509 and 18,237,027 shares issued and outstanding, respectively, at June 30, 2007	1,909	1,824
Additional paid-in capital	153,259	147,229
(Accumulated deficit) retained earnings	(97,526)	12,453
Accumulated other comprehensive income	62	256
Treasury stock, at cost	(33)	(33)

Total shareholders' equity	57,671	161,729

Total liabilities and shareholders' equity	$397,319	$485,982

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years ended June 30,	2008	2007	2006
Cash flows from operating activities:
Net loss	$(109,149)	$(3,634)	$(23,847)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Non-cash items:
Depreciation and amortization	8,051	8,339	7,750
Directors deferred compensation	157	165	146
Stock-based compensation expense	2,065	1,804	1,315
Loss on sale of PacLand	—	—	5,336
Provision for doubtful accounts	3,708	1,318	8,066
Non-cash interest income	(55)	(12)	(39)
Deferred income taxes	12,137	(1,803)	(7,126)
Equity in losses (earnings) from unconsolidated affiliates and construction joint ventures	4,819	208	(336)
Goodwill and intangible asset write-offs	77,267	—	2,170
Impairment of other assets	—	85	268
Minority interest	(62)	(24)	—
Loss on disposals of assets	699	189	375
Gain on sale of land	(788)	(108)	—
Other non-cash items	(110)	55	3
Excess tax benefit from option exercises	—	(103)	(59)
Changes in operating assets and liabilities:
Accounts receivable	4,969	(13,563)	5,050
Insurance recoverable—environmental remediation	(2,647)	(2,835)	4,634
Income taxes	373	5,035	(1,736)
Restricted investments	(16,559)	17,867	19,092
Prepaid expenses and other current assets	161	(406)	(1,659)
Long-term prepaid insurance	3,314	2,217	267
Other assets	6	(344)	511
Accounts payable	2,060	12,552	3,102
Accrued compensation and benefits	2,780	1,323	4,370
Deferred revenue	1,629	(17,411)	(20,484)
Environmental remediation liabilities	(3,048)	(1,102)	815
Other accrued liabilities	11,982	(1,690)	1,652

Net cash provided by operating activities	3,759	8,122	9,636

Cash flows from investing activities:
Additions to property and equipment	(6,294)	(8,581)	(7,839)
Restricted investments (current and long-term)	1,529	994	1,401
Earnout payments on acquisitions	(1,926)	(4,237)	(5,191)
Proceeds from sale of fixed assets	328	235	201
Cash paid for land improvements	(907)	(2,826)	—
Proceeds from sale of land	1,845	489	—
Proceeds from sale of businesses, net of cash sold	3,246	400	39
Investments in and advances to unconsolidated affiliates	(126)	(1,271)	(1)

Net cash used in investing activities	(2,305)	(14,797)	(11,390)

Cash flows from financing activities:
Net repayments under revolving credit facility	(3,990)	(6,114)	(17,900)
Proceeds from issuance of common stock, net	—	2,000	19,920
Payments on long-term debt and other	(453)	(413)	(1,665)
Borrowings of long-term debt	50	8,234	877
Proceeds from exercise of stock option and warrants	3,815	202	231
Excess tax benefit from options exercises	—	103	59

Net cash (used in) provided by financing activities	(578)	4,012	1,522

Increase (decrease) in cash and cash equivalents	876	(2,663)	(232)
Cash and cash equivalents, beginning of year	430	3,093	3,325

Cash and cash equivalents, end of year	$1,306	$430	$3,093

Supplemental cash flow information:
Interest paid	$3,706	$4,328	$4,153
Income taxes refunded	377	4,571	3,266
Capital expenditures included in accounts payable	164	1,681	707
Issuance of common stock and warrants issued in connection with businesses acquired	78	162	1,054
Liabilities recorded in conjunction with private placement	—	600	300
Conversion of convertible redeemable preferred stock to common stock	—	16,958	—
Environmental remediation liabilities assumed pursuant to Exit Strategy projects	—	2,810	4,581
Assets received to fund environmental remediation liabilities	—	2,810	3,050

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

In thousands, except share data

	Common Stock					Treasury Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Number of Shares	Amount	Total Shareholders' Equity
Balance, July 1, 2005	15,332,584	$1,533	$105,092	$42,918	$—	942,980	$(2,897)	$146,646
Issuance of common stock, net of issuance costs	1,219,183	122	16,901	—	—	(942,980)	2,897	19,920
Issuance of common stock and warrants in connection with businesses acquired	74,893	7	1,047	—	—	—	—	1,054
Exercise of stock options and warrants (including tax benefits)	26,875	3	266	—	—	—	—	269
Dividends and accretion charges on preferred stock	55,359	6	686	(751)	—	—	—	(59)
Stock-based compensation	—	—	1,315	—	—	—	—	1,315
Directors' deferred compensation	11,526	1	145	—	—	—	—	146
Registration penalty on private placement	—	—	(300)	—	—	—	—	(300)
Comprehensive loss:
Net loss	—	—	—	(23,847)	—	—	—	(23,847)
Unrealized gains on available for sale securities	—	—	—	—	12	—	—	12

Total comprehensive loss								(23,835)

Balance, June 30, 2006	16,720,420	1,672	125,152	18,320	12	—	—	145,156
Issuance of common stock, net of issuance costs	204,290	20	1,980	—	—	—	—	2,000
Issuance of common stock and warrants in connection with businesses acquired	15,958	2	160	—	—	—	—	162
Common stock warrants issued with debt	—	—	582	—	—	—	—	582
Exercise of stock options and warrants (including tax benefits)	119,778	12	271	—	—	—	—	283
Dividends and accretion charges on preferred stock	30,595	3	272	(2,233)	—	—	—	(1,958)
Conversion of convertible redeemable preferred stock into common stock	1,132,075	113	16,845	—	—	—	—	16,958
Stock-based compensation	—	—	1,804	—	—	—	—	1,804
Directors' deferred compensation	17,393	2	163	—	—	—	—	165
Common stock acquired in connection with sale of Bellatrix	—	—	—	—	—	3,482	(33)	(33)
Comprehensive loss:
Net loss	—	—	—	(3,634)	—	—	—	(3,634)
Unrealized gains on available for sale securities	—	—	—	—	244	—	—	244

Total comprehensive loss								(3,390)

Balance, June 30, 2007	18,240,509	1,824	147,229	12,453	256	3,482	(33)	161,729
Adoption of FIN 48	—	—	—	(830)	—	—	—	(830)
Issuance of common stock in connection with businesses acquired	9,779	1	77	—	—	—	—	78
Exercise of stock options	818,574	82	3,733	—	—	—	—	3,815
Stock-based compensation	6,667	—	2,065	—	—	—	—	2,065
Directors' deferred compensation	18,026	2	155	—	—	—	—	157
Comprehensive loss:
Net loss	—	—	—	(109,149)	—	—	—	(109,149)
Unrealized losses on available for sale securities	—	—	—	—	(194)	—	—	(194)

Total comprehensive loss								(109,343)

Balance, June 30, 2008	19,093,555	$1,909	$153,259	$(97,526)	$62	3,482	$(33)	$57,671

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

        The Company incurred net losses applicable to common shareholders of $109,149, $5,867 and $24,598 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The loss in fiscal 2008 is primarily the result of a goodwill impairment charge of $76,678; a charge of $12,137 to fully reserve for the Company's deferred tax assets; $9,815 of legal defense and settlement expenses; a $3,161 charge for restructuring expenses incurred for the fourth quarter restructuring plan; and $7,425 in losses on joint ventures and contracts.

        The Company finances its operations through cash generated by operating activities and borrowings under its $50,000 revolving credit facility. That credit facility contains covenants which, among other things, require the Company to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization ("EBITDA") and maintain a minimum level of backlog. The Company has violated several covenants in the past primarily related to maintenance of minimum EBITDA levels and the timing of the delivery of financial information to the lenders in fiscal 2008 and 2007, all of which violations were waived by the lenders through June 30, 2008. The Company is dependent on this credit facility for short term liquidity needs.

        The Company was notified by the NYSE that it was out of compliance with the continued listing criteria of the New York Stock Exchange ("NYSE") as of August 14, 2008. While management intends to submit a compliance plan to the NYSE on September 29, 2008, to the extent it cannot meet the applicable standards during the required period, there is a possibility that the Company's stock could become delisted.

        The Company is addressing the concerns reflected above.

  •
  New Enterprise Resource and Planning ("ERP") System.  In May 2007, the Company implemented its new ERP system. The Company is in the process of completing the centralization of its operations management, improving its internal control structure and reducing operating costs by eliminating unnecessary locations and personnel associated with underperforming service lines. Management believes that the new ERP system will provide improved information on a more timely basis so that projects can be managed and monitored more effectively and that this will lead to improved operating performance. Management is also improving contract acceptance and project monitoring internal controls.

  •
  Favorable Operating Cash Flows:  Management believes that it can continue to produce positive cash flow from operations by managing days sales outstanding to levels aligned with industry benchmarks and continuing to improve billing turnaround time. The Company believes that existing cash resources as well as cash forecasted to be generated from operations and availability on the Company's revolving credit facility ($13,561 as of June 30, 2008) are generally adequate to meet the Company's requirements for the foreseeable future. Despite the operating losses described above, the Company did generate cash from operating activities of $3,759, $8,122 and $9,636 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 1. Company Background and Basis of Presentation (Continued)

  •
  Restructuring Plan:  The estimated annual savings from the restructuring plan approved in the fourth quarter of fiscal 2008, which resulted in the elimination of 71 positions and 14 locations, is approximately $1,500 which will help reduce overall operating expenses and improve the Company's profitability.

  •
  Continued Availability of Line of Credit:  At this point in time, management believes that it will be able to be in compliance with the covenants of the revolving credit facility and that its current cash flow and income forecasts will be achieved. Therefore, the Company will continue to have approximately $14,000 of availability under its revolving credit facility. If, however, the Company should violate such covenant(s), management believes that the lenders are willing to work with the Company as evidenced by their willingness to renegotiate covenants in the past.

  •
  NYSE Delisting Procedures:  Management believes that the outcome of the NYSE listing compliance issue does not impact the Company's short-term liquidity position.

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements

         Revenue Recognition:    The Company recognizes contract revenue in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). Specifically, the Company follows the guidance in paragraphs 23 through 26 of SOP 81-1 which establishes five criteria for using the percentage of completion method. The five criteria are (1) work is performed based on written contracts executed by the parties that clearly specify the goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement, (2) buyers have the ability to satisfy their obligations under the contracts, (3) the contractor has the ability to perform its contractual obligations, (4) the contractor has an adequate estimating process and the ability to estimate reliably both the costs to complete the project and the percentages of contract performance completed and (5) the contractor has a cost accounting system that adequately accumulates and allocates costs in a manner consistent with the estimates produced by the estimating process. The Company earns its revenue from fixed-price, time-and-materials and cost-plus contracts.

Fixed-Price Contracts

        The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method. Under this method for revenue recognition, the Company estimates the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. The Company generally utilizes an efforts-expended, cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred.

        Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and cost estimates. Such estimates are based on various judgments the Company makes with respect to those factors and can be difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation process, actual completion costs often vary from estimates. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss first becomes known. If actual costs exceed the original fixed contract

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

price, recognition of any additional revenue will be pursuant to a change order, contract modification, or claim.

        The Company has fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. The funds in the restricted account, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are held by the insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the Company's consolidated statements of operations.

        The Exit Strategy funds held by the insurer, including any interest growth thereon, are recorded as an asset (current and long-term restricted investment) on the Company's consolidated balance sheets, with a corresponding liability (current and long-term deferred revenue) related to the funds. Consistent with the Company's other fixed price contracts, the Company recognizes revenue on Exit Strategy contracts using the percentage-of-completion method. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Pursuant to SOP 81-1, certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring, and, in addition, certain Exit Strategy contracts are segmented, and remediation and operation, maintenance and monitoring are separately accounted for.

        For Exit Strategy contracts where the Company establishes that: (1) costs exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, the Company will record an insurance recovery up to the amount of insured costs. An insurance gain, that is, an amount to be recovered in excess of the Company's recorded costs, is not recognized until the receipt of insurance proceeds. Insurance recoveries are reported as insurance recoverables and other income on the Company's consolidated statements of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss first becomes known.

        Unit price contracts are a subset of fixed-price contracts. Under unit price contracts, the Company's clients pay a set fee for each service or unit of production. The Company recognizes revenue under unit price contracts as it completes the related service transaction for its clients. If the Company's costs per service transaction exceed original estimates, its profit margins will decrease, and it may realize a loss on the project unless it can receive payment for the additional costs.

Time-and-Materials Contracts

        Under time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs in connection with its performance under the contract. The Company's profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared to negotiated billing rates. Revenue on time-and-materials contracts is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs on the projects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

Cost-Plus Contracts

         Cost-Plus Fixed Fee Contracts.    Under cost-plus fixed fee contracts, the Company charges clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor costs, plus non-labor costs it incurs, plus the portion of the fixed fee it has earned to date. The Company invoices for its services as revenue is recognized or in accordance with agreed upon billing schedules.

         Cost-Plus Fixed Rate Contracts.    Under the Company's cost-plus fixed rate contracts, it charges clients for its costs plus negotiated rates based on its indirect costs. In negotiating a cost-plus fixed rate contract the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. The Company recognizes revenue based on the actual total costs it has expended plus the applicable fixed rate. If the actual total costs are lower than the total costs the Company has estimated, its revenue from that project will be lower than originally estimated.

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

        Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

Company has accounted for such costs in a manner inconsistent with Cost Accounting Standards. The Company's last audit was for fiscal 2004 and resulted in a $14 adjustment. Historically the Company has not had any material cost disallowances by the DCAA as a result of audit; however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

         Allowance for Doubtful Accounts—An Allowance for doubtful accounts is maintained for estimated losses resulting from the failure of the Company's clients to make required payments. The allowance for doubtful accounts has been determined through reviews of specific amounts deemed to be uncollectible and estimated write-offs as a result of clients who have filed for bankruptcy protection plus an allowance for other amounts for which some loss is determined to be probable based on current circumstances. If the financial condition of clients or the Company's assessment as to collectability were to change, adjustments to the allowances may be required.

         Stock-Based Compensation—On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company's employees and directors including stock options, restricted stock, and other stock-based awards based on estimated fair values. SFAS 123(R) supersedes previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment ("SAB 107") providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005. Total stock-based compensation expense on stock option and restricted stock awards for the years ended June 30, 2008, 2007 and 2006, was $2,065, $1,804 and $1,315, respectively, which consisted primarily of stock-based compensation expense related to stock option and restricted stock awards. In fiscal 2007, the Company recognized $120 of compensation expense for fully vested warrants issued to consultants in July 2006. For the years ended June 30, 2008, 2007 and 2006, stock options and warrants of 825, 120 and 27 shares of the Company's common stock were exercised for proceeds of $3,815, $202 and $231, respectively.

        The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value options granted are as follows:

	Year Ended June 30,
	2008	2007	2006
Risk-free interest rate	2.18% - 4.62%	4.46% - 5.11%	4.42% - 5.03%
Expected life	3.8 - 5.4 years	3.8 - 6.0 years	5.5 - 6.0 years
Expected volatility	41.0% - 49.3%	36.6% - 50.0%	50.0%
Expected dividend yield	None	None	None

        The weighted average grant date fair value of options granted during fiscal 2008, 2007 and 2006 was $3.86, $4.64 and $5.58, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

        Beginning July 1, 2005, the Company estimates the volatility of its stock using historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility.

        The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's employee stock options. The dividend yield assumption is based on the Company's history and expected dividend payouts.

        The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company has determined the 2008, 2007 and 2006 expected term assumptions under the "simplified method" as defined under SAB 107, and SAB 110, Share-Based Payment ("SAB 110"). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the simplified method in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 was effective for stock options granted after December 31, 2007. The simplified method was used as the Company was unable to make reasonable expectations regarding future exercise patterns due to the uncertainties surrounding its delinquent annual and quarterly reports.

         Income Taxes—The Company is required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences between the financial statement and tax bases of assets and liabilities, together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the consolidated balance sheets. An assessment is required to be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense. During fiscal 2008, the Company recorded a charge of $12,137 to fully reserve for its deferred tax assets.

        The FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ("FIN 48"), which was applicable for financial statements issued for reporting periods ending after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, the Company recorded a reduction in retained earnings as of July 1, 2007 in the amount of $830.

         Goodwill and Other Intangible Assets—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), the total purchase price in a business combination is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and indefinite-lived assets are not amortized, but are evaluated at least annually for impairment.

        The Company evaluates the recovery of goodwill annually or more frequently if events or circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired. The Company operates as one reporting unit. Goodwill is considered to be potentially impaired when the net book

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

value of the reporting unit exceeds its estimated fair value. The market capitalization of our stock, discounted cash flows and other factors are considered in determining the fair value of goodwill. The Company assessed the recoverability of goodwill during the first quarter of fiscal 2008 and concluded that an impairment of goodwill existed and recorded a goodwill impairment charge of $76,678 during the year ended June 30, 2008. There can be no assurance that future events will not result in an additional impairment of goodwill or other assets.

        Other intangible assets consist primarily of purchased customer relationships, contract backlog and other intangible assets acquired in acquisitions. The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. The Company's policy is to amortize customer relationships with determinable lives over their estimated useful lives ranging from 11.5 to 15 years. Other intangibles with contractual terms are amortized over their estimated useful lives generally of five years. The Company reviews the economic lives of its intangible assets annually. The Company recorded an impairment charge of $589 related to customer relationships intangible assets during fiscal 2008.

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

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.

         Consolidation—The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE") under generally accepted accounting principles.

         Voting Interest Entities.    Voting interest entities are entities in which: (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, ("ARB 51") as amended. ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has a majority voting interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

         Variable Interest Entities.    VIE's are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FIN 46(R) the Company consolidates all VIEs of which it is the primary beneficiary.

        The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, a review of its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

         Equity-Method Investments.    When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity's operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation or 3% - 5% to 50% for a partnership or Limited Liability Company) and has an investment in common stock or in-substance common stock, the Company accounts for its investment in accordance with the equity method of accounting prescribed by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

         Joint Venture Arrangements.    The Company executes certain engineering and construction projects through joint venture arrangements with unrelated third parties. The project specific joint ventures are formed in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. In fiscal 2006, the Company, E.S. Boulos Company and O'Connell Electric Company, Inc. formed the Rochester Power Delivery Joint Venture ("RPD JV") to design and construct an electrical transmission and distribution system for Rochester Gas and Electric. The construction of the electrical transmission and distribution system is the single business purpose of the RPD joint venture arrangement. Each joint venture member has a 33.33% membership interest in RPD JV. The RPD JV is accounted for using the proportionate consolidation method.

        Metuchen Realty Acquisition, LLC ("Metuchen") was a VIE, however, Metuchen was not consolidated because the Company was not the primary beneficiary. The Company had a 50% interest in Metuchen which was established to acquire, remediate, improve and sell a commercial real estate site located in Metuchen, New Jersey. The Company accounted for the investment using the equity method. The Company sold its interest in Metuchen in July 2007 for approximately $3,246. The sale resulted in the recognition of a loss of approximately $17 in the first quarter of fiscal 2008.

        The Company has a 50% interest in Environmental Restoration LLC ("ER LLC"), which was established to engage in the business of wetland mitigation banking. The Company accounts for the investment using the equity method of accounting. The Company recorded an impairment loss related to its investment in ER LLC of $502 in the fourth quarter of fiscal 2008 which is included in equity in (losses) earnings from unconsolidated affiliates, net of taxes in the consolidated statement of operations.

        In the third quarter of fiscal 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"). The Company maintains a 70% ownership position in CAH. CAH was formed to purchase and remediate certain property in New Jersey. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bears interest at a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

fixed rate of 10.0% annually and matures January 30, 2010. The loan is secured by the CAH property. The proceeds from the loan are being used for the purchase and remediation of the property. CAH is consolidated into the Company's consolidated financial statements with the other party's ownership interest recorded as minority interest.

         Insurance Matters, Litigation and Contingencies—In the normal course of business, the Company is subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves the Company as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. The Company maintains insurance coverage for various aspects of its business and operations. However, the Company has elected to retain a portion of losses that may occur through the use of substantial deductibles, limits and retentions under our insurance programs. This practice may subject the Company to some future liability for which it is only partially insured or is completely uninsured. In accordance with SFAS No. 5, Accounting for Contingencies, we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, we accrue the lower limit of the range in accordance with applicable accounting rules. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

         Restricted Investments—Current and long-term restricted investments relate primarily to the Company's Exit Strategy contracts. Under the terms of the majority of Exit Strategy contracts, the contract proceeds are paid by the client at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with an insurer and are used to pay the Company as services are performed. Upon expiration of the related insurance policies, any remaining funds are remitted to the Company as provided in the policy. The deposited funds are recorded as restricted investments with a corresponding amount shown as deferred revenue on the Company's consolidated balance sheets. The current portion of the restricted investments represents the amount the Company estimates it will collect from the insurer over the next year.

        As of June 30, 2008 and 2007, $104,092 and $87,084, respectively, of the restricted investments represent deposits which earn interest at the one-year constant maturity U.S. Treasury Bill rate, which rate is reset on the anniversary of each policy. For the fiscal years ended June 30, 2008 and 2007 the one-year constant maturity U.S. Treasury Bill rate earned by the Company ranged from 1.21% to 4.17% and from 4.90% to 5.21%, respectively. The carrying value of these investments approximated the fair market value as of such dates.

        As of June 30, 2008 and 2007, $695 and $1,761, respectively, of the restricted investments represented deposits in money market accounts under escrow arrangements. The carrying value of these investments approximated the fair market value as of such dates. Additionally, mutual funds with a cost of $3,584 and a fair value of $3,642, respectively, as of June 30, 2008 and a cost of $4,380 and a fair value of $4,636, respectively, as of June 30, 2007 under escrow arrangements are also included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

restricted investments. The mutual fund investments are recorded at fair value with changes in unrealized appreciation reported as a separate component of stockholders' equity. As of June 30, 2008 and 2007, there were no gross unrealized losses. During the year ended June 30, 2008, realized gains of $57 were reported. If the Company determines that any unrealized losses are other than temporary, they will be charged to earnings.

        The restricted investments in money market accounts and mutual funds under escrow arrangements earned dividends and interest of approximately $187, $240 and $140 during fiscal 2008, 2007 and 2006, respectively, which is recorded as income and reflected as an operating activity in the consolidated statements of cash flows.

         Properties Available for Sale—Included in other assets are certain acquired properties that were available for sale in the amounts of $7,169 and $7,336 as of June 30, 2008 and 2007, respectively. The Company has acquired properties in connection with certain Exit Strategy contracts. In addition to completing remediation services pursuant to the contracts, the Company plans to sell the properties. The properties are recorded at fair value upon acquisition.

         Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. In accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. As of June 30, 2008 capitalized software was amortized over three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

         Leases and Lease Financing Obligations—The Company accounts for leases under the provisions of SFAS No. 13, Accounting for Leases, and related accounting guidance. For lease agreements that provide for escalating rent payments and rent holidays, the Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences when the Company becomes obligated under the terms of the lease agreement.

        EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, ("EITF 97-10") is applied if the Company pays or can be required to pay any portion of construction costs generally associated with tenant improvement costs. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of the tenant improvements. Accordingly, the Company records a construction-in-process asset for the tenant improvements with an offsetting lease finance obligation which is included in current and long-term debt in the Company's consolidated balance sheets. These leases typically do not qualify for sale-leaseback treatment in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions involving Real Estate; Definition of the Lease term; and Initial Direct Costs of Direct Financing Leases, generally due to the Company's continuing involvement with the property. As a result, the tenant improvements and associated lease financing obligations remain on the Company's consolidated balance sheets when construction is completed. The lease financing obligation is amortized over the lease term based on the payments designated in the lease agreement, and the tenant improvement assets are amortized on a straight line basis over the lesser of their useful lives or lease term.

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

         Environmental Remediation Liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125, upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability resulting from the completion of the capital phase is included in insurance recoverables and other income. For the years ended June 30, 2008 and 2007, income was $0 and $602, respectively.

        If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to SOP 96-1, Environmental Remediation Liabilities ("SOP 96-1"). Environmental remediation liabilities recorded pursuant to SOP 96-1 are discounted when the amount and timing of the clean-up activities can be reliably determined. At June 30, 2008 and 2007, the environmental liability for one project was discounted as the amount and timing of the remaining monitoring activities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

could be reliably determined. A discount of $395 and $420 was calculated using a risk-free discount rate of 4.5% and 4.9% at June 30, 2008 and 2007, respectively. Estimated remediation costs for clean-up activities are based on experience, the site assessment and the remedy selected. The liability is regularly adjusted as estimates are revised and as clean-up proceeds. The undiscounted environmental liability at June 30, 2008 and 2007 was $9,837 and $12,910, respectively.

         Employee Benefit Plans—The Company has 401(k) savings plans covering substantially all employees. The Company contributes up to 3% of an employee's salary to the plans depending on a participant's election. The Company's contributions to the plans were approximately $2,667, $2,581 and $2,490 in fiscal 2008, 2007 and 2006, respectively. The Company does not provide post-employment or other post-retirement benefits.

         Comprehensive Loss—The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that are not the result of transactions with owners.

         Earnings per Share—Basic earnings per share ("EPS") is determined as net income or loss applicable to common shareholders divided by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants and the conversion of the Company's preferred stock (prior to its exchange for common stock in December 2006). The Company utilizes the treasury stock method of computing diluted EPS. Additionally, when computing dilution related to the preferred stock, the Company included, if dilutive, the greater of: (1) the potential number of common shares issued assuming conversion or (2) the potential number of common shares issued assuming redemption. The conversion of preferred stock was assumed as of the beginning of the period.

        For the fiscal years ended June 30, 2008, 2007 and 2006, the Company reported a net loss applicable to common shareholders; therefore, diluted EPS was equal to basic EPS. Also as a result of the net loss, 404 and 932 shares from the assumed conversion of preferred stock were excluded from the calculation of diluted EPS for fiscal 2007 (prior to conversion) and 2006, respectively, as it was anti-dilutive. The number of outstanding stock options and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) in fiscal 2008, 2007 and 2006 was 2,042, 1,265 and 2,009, respectively.

        The following table sets forth the computations of basic and diluted EPS for the years ended June 30:

	2008	2007	2006
Continuing operations	$(109,149)	$(3,557)	$(20,933)
Discontinued operations	—	(77)	(2,914)

Net loss	(109,149)	(3,634)	(23,847)
Dividends and accretion charges on preferred stock	—	2,233	751

Net loss applicable to common shareholders	$(109,149)	$(5,867)	$(24,598)

Weighted average common shares outstanding	18,700	17,563	15,168

Net loss per share	$(5.84)	$(0.33)	$(1.62)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

         Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, unbilled receivables, restricted investments, insurance recoverables, investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs credit evaluations of its clients as required and maintains an allowance for estimated credit losses.

         Fair Value of Financial Instruments—Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's revolving credit facility and subordinated notes payable at June 30, 2008 and 2007, approximate fair value because the interest rates on the instruments change with market interest rates or because of the short term nature of their maturities. The carrying amount of the Company's remaining notes payable at June 30, 2008 and 2007, approximate fair value as either the fixed interest rates approximate current rates for these obligations or the remaining term is not significant. The Company's restricted investments, other than mutual fund investments recorded at fair value, and insurance recoverables approximated fair value as of June 30, 2008 and 2007.

         Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimated costs to complete long-term fixed-price and non-fixed price contracts, allowances for doubtful accounts, legal reserves, medical and workers compensation reserves, restructuring reserves, estimates of future cash flows associated with long-lived assets, fair values of long-lived assets and realization of deferred income tax assets. Actual results could differ from these estimates.

         New Accounting Pronouncements—In October 2006, the FASB issued SFAS No. 157 Fair Value Measurements ("SFAS 157"). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company's assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company will adopt SFAS 157 on July 1, 2008 and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, ("SFAS 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

will adopt SFAS 159 on July 1, 2008 and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R applies to any future business combinations.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. The Company will adopt SFAS 160 on July 1, 2009 and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161")—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on January 1, 2009 and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

        On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company will adopt SFAS 162 once it is effective and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on July 1, 2009. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 3. General and Administrative Expenses and Costs of Services

        The Company implemented its ERP system in the fourth quarter of fiscal 2007. Concurrent with the implementation of the new system, the Company's processes and costs relating to almost all financial, information technology and administrative functions were realigned under centralized management control and are now incurred and controlled by corporate functions and classified as general and administrative expenses. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services.

Note 4. Restructuring Costs and Other

        The Company recorded charges to costs of services and general and administrative expenses for restructuring costs of $3,161, $3 and $1,020 for the years ended June 30, 2008, 2007 and 2006, respectively.

        The following table details accrued restructuring obligations and related activity for the three years ended June 30, 2008:

	Facility Closures	Employee Severance	Asset Write-offs	Other	Total
Liability balance at July 1, 2005	$216	$471	$—	$5	$692
Total charge to operating costs and expenses	437	583	—	—	1,020
Payments	(290)	(951)	—	(5)	(1,246)
Adjustments	(76)	—	—	—	(76)

Liability balance at June 30, 2006	287	103	—	—	390
Total charge to operating costs and expenses	1	2	—	—	3
Payments	(164)	(105)	—	—	(269)
Adjustments	49	—	—	—	49

Liability balance at June 30, 2007	173	—	—	—	173
Total charge to operating costs and expenses	2,168	516	477	—	3,161
Write-off of assets	—	—	(477)	—	(477)
Payments	(44)	(186)	—	—	(230)

Liability balance at June 30, 2008	$2,297	$330	$—	$—	$2,627

Facility closure and asset impairments

        On June 23, 2008, the Board of Directors of the Company authorized management to formulate and implement a restructuring plan (the "Plan"). Management committed to the Plan as of June 30, 2008. The Plan is part of the Company's ongoing initiative to reduce operating costs and improve the efficiency of the Company's organization. Under the Plan, the Company reduced its workforce by 71 employees and consolidated or closed 14 office facilities. The Plan has been initiated and will be phased throughout the first quarter of fiscal year 2009.

        In connection with the Plan, the Company recorded asset impairment, facility exit and restructuring costs of $3,161 in the fourth quarter of fiscal 2008. This included approximately $1,603 for facility closure related costs, $565 for lease terminations, $516 for severance and personnel-related costs and $477 for asset write-offs. As of June 30, 2008, $1,603 of facility closure costs remain accrued and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 4. Restructuring Costs and Other (Continued)

are expected to be paid in later periods over the various remaining lease terms through fiscal 2013, while $565 of lease terminations and $330 of severance costs remain accrued and are expected to be paid primarily in the first quarter of fiscal 2009.

        Other facility closure costs relate to the abandonment of leased facilities, or portions thereof, primarily in Alpharetta, Georgia; Dallas, Texas; and Ft. Worth, Texas. Total facility closure costs include lease liabilities offset by estimated sublease income, and are based on market trend information analyses. As of June 30, 2008, $129 of facility closure costs remain accrued and are expected to be paid by fiscal year 2013. In December 2006, the Company entered into a sub-lease for a portion of its Dallas facility, resulting in a $49 adjustment to the previous estimated accrual amount. During the year ended June 30, 2006, the Company revised its estimates for sublease rental rate projections to reflect a more favorable actual sublease, resulting in an adjustment to the accrual of $76. The Company's lease abandonment accrual is net of $391 of actual sublease payments due under non-cancelable subleases at June 30, 2008.

Severance and benefits costs

        Severance and benefits costs primarily include involuntary termination and health benefits, outplacement costs and payroll taxes for terminated personnel. During the years ended June 30, 2008, 2007 and 2006, $516, $2 and $583, respectively, of severance and benefits was recorded due to reductions of the Company's workforce (representing 71, 1 and approximately 100 employees in 2008, 2007 and 2006, respectively).

Other

        The Company's Chief Operating Officer, left the Company on May 18, 2007, and he received certain payments as defined in his employment agreement (the "Agreement"). In May 2007, the Company recorded charges of approximately $400 related to compensation and other benefits. The Company additionally incurred a stock based compensation charge of approximately $300 related to the modification of the unvested options at the date of termination as provided in the Agreement.

Note 5. Accounts Receivable

        At June 30, 2008 and 2007, accounts receivable were comprised of the following:

	2008	2007
Billed	$98,683	$84,895
Unbilled	29,024	54,113
Retainage	4,679	4,706

	132,386	143,714
Less allowance for doubtful accounts	8,184	10,835

	$124,202	$132,879

        A substantial portion of unbilled receivables represents billable amounts recognized as revenue in the last month of the fiscal period. Management expects that almost all unbilled amounts will be billed and collected within one year. Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 5. Accounts Receivable (Continued)

        Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of additional costs. Costs attributable to claims are treated as costs of contract performance as incurred. As of June 30, 2007, the Company had recorded a claim receivable of $1,032 equal to the contract costs incurred for a claim. The claim related to a design build infrastructure project on which the Company was a subcontractor. A change order for $6,190 was received in final resolution of the claim during fiscal 2008. Accordingly, during the year ended June 30, 2008, revenue of $5,108 was recorded with the remaining amount being applied against a previously recorded claim receivable.

Note 6. Long-Term Prepaid Insurance

        Long-term prepaid insurance relates to insurance premiums and other fees paid for environmental remediation cost cap and pollution legal liability insurance policies for the Company's Exit Strategy contracts. The insurance premiums and fees are amortized over the life of the policies which have terms typically ranging from ten to thirty-two years. The portion of the premiums and fees paid for the insurance polices that will be amortized over the next year are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.

Note 7. Other Accrued Liabilities

        At June 30, 2008 and 2007, other accrued liabilities were comprised of the following:

	2008	2007
Additional purchase price payments	$865	$2,772
Contract costs and loss reserves	15,829	6,929
Audit and legal costs	16,622	8,841
Lease obligations	2,437	2,223
Other	5,793	3,242

	$41,546	$24,007

Note 8. Deferred Revenue

        Deferred revenue represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue during the next fiscal year.

Note 9. Acquisitions and Dispositions

(a) Acquisitions

        During fiscal 2008, 2007 and 2006, the Company made additional purchase price cash payments of $1,926, $4,237 and $5,191, respectively, related to acquisitions completed in prior years. In addition, during fiscal 2008, 2007 and 2006, the Company issued 10, 16 and 75 shares of common stock valued at $78, $162 and $1,054, respectively, related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 9. Acquisitions and Dispositions (Continued)

objectives, primarily operating income targets, as well as amendments to earnout arrangements. During the first quarter of fiscal 2007, the Company amended the earnout agreement with the principals of Environomics. The agreement resulted in a change to the earnout payment from a calculated multiple based on operating income to a predetermined amount. As a result, the Company recorded additional goodwill of $3,015 during the first quarter of fiscal 2007.

(b) Discontinued Operations

        In July 2007 the Company sold its 50% ownership position in Metuchen Realty Acquisition, LLC, an unconsolidated affiliate. The Company received cash payments of $3,246, and the transaction resulted in a $17 loss for the year ended June 30, 2008.

        In accordance with SFAS 144, the Company accounts for the results of operations of a component of an entity that has been disposed of, or that meets all the criteria for held for sale, as discontinued operations if the component's operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The held for sale classification requires having appropriate approval by the Company's management and other criteria. When all of these criteria are met, the component is classified as held for sale, and its operations are reported as discontinued operations. The following investments are reported as discontinued operations in the accompanying consolidated statements of operations.

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

PacLand

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 9. Acquisitions and Dispositions (Continued)

        The summarized, combined statements of operations for discontinued operations were as follows:

	2007	2006
Gross revenue	$3,256	$19,365

Net service revenue	$2,452	$14,036

Operating (loss) income	$(117)	$976
Interest expense	—	(7)
Loss on disposition of assets	—	(5,336)

Loss from discontinued operations
before income taxes	(117)	(4,367)
Income tax benefit	(40)	(1,453)

Discontinued operations	$(77)	$(2,914)

Note 10. Goodwill and Intangible Assets

        Given the significant decline in the Company's stock price coupled with the slower than anticipated operational turnaround, the Company assessed the recoverability of goodwill as of September 28, 2007. In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company concluded, based on the assessment as of September 28, 2007, that an impairment of goodwill existed and recorded a goodwill impairment charge of $76,678 during the year ended June 30, 2008. There can be no assurance that future events will not result in an additional impairment of goodwill or other assets.

        The changes in the carrying amount of goodwill for fiscal 2008 and 2007 are as follows:

	2008	2007
Goodwill, beginning of period	$130,935	$126,325
Additional purchase price payments accrued	208	4,776
Goodwill impairment charge	(76,678)	—
Discontinued operations	—	(166)

Goodwill, end of period	$54,465	$130,935

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 10. Goodwill and Intangible Assets (Continued)

        Identifiable intangible assets as of June 30, 2008 and 2007 are included in other assets on the consolidated balance sheets and were comprised of:

	2008			2007
Identifiable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
With determinable lives:
Contract backlog	$—	$—	$—	$284	$239	$45
Customer relationships	6,278	1,953	4,325	7,166	1,733	5,433
Other	90	64	26	190	142	48

	6,368	2,017	4,351	7,640	2,114	5,526
With indefinite lives:
Engineering licenses	426	—	426	726	300	426

	$6,794	$2,017	$4,777	$8,366	$2,414	$5,952

        Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately thirteen years. The weighted average periods of amortization by intangible asset class is approximately fourteen years for client relationship assets and five years for other assets. The amortization of intangible assets for the years ended June 30, 2008, 2007 and 2006 were $586, $863 and $818, respectively. Estimated amortization of intangible assets for future periods is as follows: fiscal 2009—$461; fiscal 2010—$450; fiscal 2011—$443; fiscal 2012—$443; fiscal 2013—$443 and thereafter—$2,111.

        As a result of the decision to discontinue certain practice groups and close certain offices, the Company determined that certain customer relationships assets were impaired and recorded a charge of $589 during fiscal 2008.

        During fiscal 2006, in conjunction with management's decisions to include its various subsidiaries under one trade name, the Company assigned a useful life to its trade name intangible assets which were previously classified as indefinite-lived intangible assets. Prior to beginning to amortize the assets, the Company tested the trade names for impairment, and concluded their carrying values exceeded their fair values. Accordingly, the Company recorded an impairment charge of $2,170 during the year ended June 30, 2006. The trade name intangible assets were amortized over their remaining useful lives in fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 11. Long-Term Debt

    Long-term debt at June 30, 2008 and 2007 was comprised of the following:

	2008	2007
Revolving credit facility	$26,996	$30,986
Subordinated debt:
Federal Partners note payable, net of unamortized discount of $203 and $398 as of June 30, 2008 and 2007, respectively	4,797	4,602
CAH note payable	3,200	3,200
Registration rights notes payable	600	—
Other notes payable	1,662	1,989
Lease financing obligations	2,007	1,811
Capital lease obligations	48	82

	39,310	42,670
Less current portion	27,366	31,618

Long-term debt	$11,944	$11,052

        On July 17, 2006, the Company and substantially all of its subsidiaries, (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Foothill, Inc., as lender and administrative agent. The Credit Agreement, as amended, provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the Credit Agreement bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month EBITDA commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required the Company to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") of $2,446, $5,654, $9,018 and $7,945 for the quarter, two quarter, three quarter and four quarter periods ended September 28, 2007, December 28, 2007, March 28, 2008 and June 30, 2008, respectively. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $2,750 in fiscal 2008. The Company failed to achieve the required levels of EBITDA for the years ended June 30, 2008 and 2007, however, the violations of this covenant have been waived by the lenders as described below. The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $10,099 and $10,604 for the fiscal years ended June 30, 2008 and 2009 and thereafter, respectively. The Borrower's obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company's subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

        The Credit Agreement has been amended and all covenant violations through June 30, 2008 have been waived. In general, the amendments have been to revise dates for delivery of financial statements, change definitions, and/or amend covenant requirements. The Credit Agreement was amended as of March 3, 2008 to modify certain terms with respect to the location of office space in Houston, Texas and to permit the Company to issue subordinated promissory notes in an aggregate amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 11. Long-Term Debt (Continued)

not-to-exceed $600,000 which were issued in connection with the extension of the deadline for registering common stock issued in a March 6, 2006 private placement. The Credit Agreement was amended as of August 19, 2008 to waive a default with respect to the required minimum EBITDA covenant for the 12 month period ended June 30, 2008; amend that covenant for fiscal 2009 to require the Company to maintain minimum EBITDA of $2,100, $3,800, $7,600 and $12,800 for the quarter, two quarter, three quarter and four quarter periods ending on September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively; amend the covenant in subsequent years to an amount to be determined by the lenders based on Company projections but not less than $14,000 annually; amend a definition in the borrowing base that effectively reduces the availability under the line from $50,000 to $47,500; and amend certain definitions in the Credit Agreement. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $1,500 in fiscal 2009.

        At June 30, 2008, the Company had borrowings outstanding pursuant to the Credit Agreement of $26,996 at an average interest rate of 8.42% compared to $30,986 of borrowings outstanding at an average interest rate of 8.85% at June 30, 2007. Letters of credit outstanding were $6,943 and $6,998 on June 30, 2008 and 2007, respectively. Funds available to borrow under the Credit Agreement were $13,561 and $7,016 on June 30, 2008 and 2007, respectively.

        On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. ("Federal Partners"), a stockholder of the Company, pursuant to which the Company borrowed $5,000 from Federal Partners. The loan bears interest at a fixed rate of 9% per annum. The loan matures on July 19, 2009. In addition, the Company issued a ten-year warrant to Federal Partners to purchase up to 66 shares of its common stock at an exercise price equal to $0.10 per share, pursuant to the terms and conditions of a Warrant Agreement, dated July 19, 2006. The estimated fair value of the warrant of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5,000 was proportionately allocated to the note and the warrant in the amount of $4,418 and $582, respectively. The amount allocated to the warrants of $582 was recorded as a discount on the note and is being amortized over the three year life of the note. For the years ended June 30, 2008 and 2007, $194 and $185, respectively, was amortized as interest expense. The warrant was exercised in February 2007, for approximately $7.

        On January 30, 2007, CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bears interest at a fixed rate of 10.0% annually and matures January 30, 2010. CAH was formed to purchase and remediate certain property in New Jersey. The proceeds are being utilized to fund the purchase and operating activities. The loan is secured by the CAH property.

        On March 3, 2008, the Company and substantially all of its subsidiaries entered into subordinated notes with Federal Partners, Peter R. Kellogg, Lee I. Kellogg and Charles K. Kellogg pursuant to which the Company agreed to pay an aggregate of $600 in consideration for the extension of the deadline for registering common stock issued in a March 6, 2006 private placement. The loans bear interest at a fixed rate of 12.5% per annum. The loans mature on July 19, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 11. Long-Term Debt (Continued)

        Future minimum long-term debt payments, exclusive of the unamortized debt discount of $203 on the Federal Partners' subordinated note, as of June 30, 2008 are as follows:

Year	Long-Term Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2009	$27,082	$251	$33	$27,366
2010	8,848	251	10	9,109
2011	52	251	5	308
2012	53	250	—	303
2013	58	250	—	308
Thereafter	1,365	754	—	2,119

	$37,458	$2,007	$48	$39,513

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

        The preferred stock was initially convertible into 408 shares of the Company's common stock at a conversion price of $36.72 per share. The Company had the right to redeem the preferred stock for cash if the price of its common stock exceeded 175% of the conversion price for any fifteen business days in a twenty consecutive business day period. Following December 14, 2005, Fletcher had the right to require the Company to convert the preferred stock to common stock ("Conversion Right"). If Fletcher exercised its Conversion Right the number of common shares to be issued would equal the quotient of the par value of the preferred stock outstanding divided by the greater of: (i) the average market price of the Company's common stock at the conversion date or (ii) $16.09. The average market price was defined as the volume-weighted average price of the Company's common stock over forty business days ending on and including the third business day before the redemption date, but not greater than the average of the common stock for the first five or last five business days of such forty business day period. As of December 14, 2006 any shares of preferred stock still outstanding were to be redeemed, at the Company's option, in either cash or shares of common stock. If the preferred stock was to be redeemed for common shares, the number of shares to be issued would be calculated in the same manner as described above for the December 14, 2005 Conversion Right and would have resulted in 932 common shares.

        On December 7, 2006, the preferred stock was exchanged for 1,132 shares of common stock. The Company accounted for the transaction per EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, ("EITF Topic D-42"), and SFAS No. 84, Induced Conversions of Convertible Debt, ("SFAS No. 84"), with the difference between the fair value of all securities and other consideration transferred (1,132 shares with a fair value of approximately $11,083) and the fair value of the securities issuable pursuant to the original conversion terms (932 shares with a fair value of approximately $9,125) of $1,958 being recorded as an inducement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 12. Convertible Redeemable Preferred Stock (Continued)

charge which is included in dividends and accretion charges on preferred stock in the consolidated statement of operations. In addition, on December 7, 2006, Fletcher purchased an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the NYSE on December 1, 2006, resulting in net proceeds to the Company of approximately $2,000.

Note 13. Federal and State Income Taxes

        The federal and state income tax provision (benefit) for fiscal 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
Current:
Federal	$(74)	$(293)	$(5,444)
State	233	573	529

Total current	159	280	(4,915)

Deferred:
Federal	11,017	(1,652)	(4,851)
State	1,120	35	(722)

Total deferred	12,137	(1,617)	(5,573)

Total provision (benefit)	$12,296	$(1,337)	$(10,488)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 13. Federal and State Income Taxes (Continued)

        Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30:

	2008	2007
Current deferred income tax assets:
Revenue recognition on long-term contracts	$8,393	$7,106
Doubtful accounts and other accruals	7,850	7,689
Vacation pay accrual	1,228	1,326
Other	3,998	1,780

	21,469	17,901

Long-term deferred income tax assets:
Loss carryforwards	11,559	7,923
Goodwill and intangible asset amortization	3,538	—
Depreciation	461	—
Other	3,208	2,577

	18,766	10,500

Total deferred income tax assets before valuation allowance	40,235	28,401
Less valuation allowance	(36,323)	(1,477)

Total deferred income tax assets	3,912	26,924

Current deferred income tax liabilities:
Unearned revenue	(3,912)	(4,007)
Long-term deferred income tax liabilities:
Goodwill and intangible asset amortization	—	(10,193)
Depreciation	—	(349)

Total deferred income tax liabilities	(3,912)	(14,549)

Net deferred income tax assets	$—	$12,375

        During the year ended June 30, 2008, the Company determined that it was more likely than not that its deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a deferred tax provision of $12,137 was recorded in the first quarter of fiscal 2008 to fully reserve for all of the Company's deferred tax assets. The valuation allowance was also increased by $22,709 to fully reserve for deferred tax assets generated in fiscal 2008. At June 30, 2008, $517 of the valuation allowance related to deferred tax assets for which any subsequently recognized tax benefits would be allocated directly to contributed capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 13. Federal and State Income Taxes (Continued)

        A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30 is as follows:

	2008	2007	2006
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(1.3)	(8.7)	1.2
Increase in valuation allowance	(32.0)	—	—
Goodwill impairment	(12.9)	—	—
Other, net	(0.6)	2.8	(1.8)

Effective income tax rate	(12.8)%	28.1%	33.4%

        Of the $76,678 of goodwill impairment charge recorded in fiscal 2008, $36,831 relates to goodwill which is not amortizable for tax purposes and represents a permanent difference in the effective tax rate reconciliation.

        At June 30, 2008, the Company had approximately $29,582 of federal loss carryforwards available to reduce future federal taxable income. While these federal loss carryforwards begin to expire in fiscal 2009, $28,902 do not expire until fiscal years 2026 through 2028. Utilization of these loss carryforwards is subject to certain limitations, and the Company believes it is more likely than not that the loss carryforwards will not be utilized prior to their expiration. At June 30, 2008, the Company had approximately $29,471 of state loss carryforwards which expire in fiscal years 2009 through 2028. As discussed above, a valuation allowance has been provided against these assets.

        The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, the Company recorded a reduction in retained earnings as of July 1, 2007 in the amount of $830. As of June 30, 2008, the total amount of gross unrecognized tax benefits was $1,264, of which $910, if recognized, would impact the Company's effective tax rate. As of July 1, 2007, the total amount of gross unrecognized tax benefits was $1,321, of which $967, if recognized, would impact the Company's effective tax rate. The Company estimates that the total unrecognized tax benefits will decrease by approximately $203 within the next 12 months attributable to the statute of limitation closing on certain transactions.

        The Company recognizes interest accrued related to unrecognized tax benefits and penalties within income tax expense. Interest totaled $33 for fiscal 2008. As of June 30, 2008 and July 1, 2007, $421 and $388, respectively, for the payment of interest and penalties was included in the unrecognized tax benefits recorded associated with those positions.

2008
Balance, beginning of year	$1,321
Increases for tax positions related to prior years	65
Reductions due to lapsed statute of limitations	(122)

Balance, end of year	$1,264

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for years before June 30, 2005. The Company is no longer subject to U.S. federal tax examination by the Internal Revenue Service for years before June 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 14. Lease Commitments

        The Company had commitments at June 30, 2008 under non-cancelable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." Such rental expense in excess of the cash paid is recognized as deferred rent at June 30, 2008. Rental expense, net of sublease income, charged to operations in fiscal 2008, 2007 and 2006 was approximately $12,897, $13,639 and $13,623, respectively.

        Minimum operating lease obligations payable in future fiscal years are as follows:

2009	$13,822
2010	11,485
2011	8,557
2012	6,470
2013	4,871
2014 and thereafter	11,267

$56,472

Note 15. Shareholders' Equity

(a) Private Placement of Common Shares

        On December 1, 2006, the Company entered into a Purchase and Exchange Agreement (the "Exchange Agreement") with Fletcher International, Ltd. ("Fletcher") pursuant to which the 15,000 shares of Series A-1 Cumulative Convertible Preferred Stock held by Fletcher which were redeemable in common stock as of December 14, 2006, were exchanged for 1,132 shares of common stock, thereby retiring the Preferred Stock. The Company accounted for the exchange transaction per EITF Topic D-42 and SFAS No. 84 with the difference between the fair value of all securities and other consideration transferred, (1,132 shares with a fair value of approximately $11,083), and the fair value of the securities issuable pursuant to the original conversion terms, (932 shares with a fair value of approximately $9,125), of $1,958 being recorded as an inducement charge which is included in dividends and accretion charges on preferred stock in the consolidated statements of operations. As part of the Exchange Agreement, Fletcher also agreed to purchase an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the New York Stock Exchange on December 1, 2006. The closing of the transactions under the Exchange Agreement occurred on December 7, 2006. The private placement resulted in gross proceeds of approximately $2,000 that were used by the Company to reduce debt and for general corporate purposes. The private placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

        On March 6, 2006, the Company sold 2,162 shares (the "Shares") of its common stock, $0.10 par value per share, at a price of $9.25 per share (the "Private Placement") pursuant to a Purchase Agreement (the "Purchase Agreement") by and among the Company and certain investors. Of the shares sold, 943 shares were issued from treasury and 1,219 shares were newly issued. The Private Placement resulted in gross proceeds of approximately $20,000 that were used by the Company to reduce debt and for general corporate purposes. The Private Placement was made pursuant to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

exemption from registration provided in Regulation D, Rule 506, under Section 4(2) of the Act. The Private Placement required the Company to register the shares by December 1, 2007 or pay a penalty equal to 1/2% of the total proceeds received for every month the registration statement was delayed thereafter. In March 2008 the Company entered into notes payable in the aggregate amount of $600 in settlement of registration penalties due and in connection with the extension of the registration deadline to June 29, 2009.

(b) Stock Options

Stock Option Plans

        The Company has two plans under which stock options can be issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the 2007 Equity Incentive Plan (the "2007 Plan"), collectively, "the Plans." The Company issues new shares or utilizes treasury shares to satisfy awards under the Plans. Options are awarded by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer the authority to grant options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

         The Restated Plan:    The Restated Plan was originally adopted in 1977 and has been amended a number of times, with shareholder approval, to increase the number of shares that may be issued thereunder. Over its history the Company reserved a total of 5,490 shares of common stock for issuance under the Restated Plan. In addition, any shares subject to outstanding options that expired unexercised or any unvested shares that are forfeited are available for reissuance under the Restated Plan. The Restated Plan provides for grants of non-qualified stock option awards to employees, officers and directors. The Restated Plan provides that the exercise price for each stock option shall not be less than the fair market value of the common stock of the Company nor less than the par value of the common stock at the time the stock option is granted. Historically options generally vested ratably over two to three years and expired ten years from the date of grant. As of June 30, 2008, 428 shares remain available for grants under the Restated Plan.

         The 2007 Plan:    The 2007 Plan was approved by the Company's shareholders in May 2007. The Company has reserved a total of 1,500 shares of common stock for issuance under the 2007 Plan. In addition, any shares subject to outstanding awards that expire unexercised or any unvested shares that are forfeited will be available for reissuance under the 2007 Plan. The Company may generally grant six types of awards under the 2007 Plan: restricted stock, stock options (including both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code and non-qualified options), phantom stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the Compensation Committee of the Board of Directors may, in its discretion, make other awards. The 2007 Plan provides that the exercise price for each stock option shall not be less than the fair market value of the common stock of the Company nor less than the par value of the common stock at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 300. Stock options granted under the 2007 Plan generally vest ratably over four years and expire seven years from the date of grant. As of June 30, 2008, 1,018 shares remain available for grants under the 2007 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

Stock Options

        A summary of stock option activity for the years ended June 30, 2008, 2007 and 2006 under the Plans is as follows:

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options at June 30, 2005 (2,383 exercisable)	2,673	$11.68
Granted	448	10.46
Exercised	(27)	8.57
Forfeited	(13)	15.44
Expired	(29)	23.78

Outstanding options at June 30, 2006 (2,510 exercisable)	3,052	11.49
Granted	321	9.60
Exercised	(52)	3.35
Forfeited	(42)	12.48
Expired	(211)	20.49

Outstanding options at June 30, 2007 (2,528 exercisable)	3,068	10.81
Granted	612	9.27
Exercised	(819)	4.66
Forfeited	(64)	10.00
Expired	(449)	14.19

Outstanding options at June 30, 2008	2,348	$11.92	5.3	$83
Options exercisable at June 30, 2008	1,532	$13.27	4.5	$81
Options vested and expected to vest at June 30, 2008	2,282	$11.99	5.3	$83
Options available for future grants	1,446

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of the indicated date based on the closing price of the Company's common stock on the New York Stock Exchange of $4.02 as of June 30, 2008. The total intrinsic value of options exercised in the years ended June 30, 2008, 2007 and 2006 was $3,323, $280 and $158, respectively. The total cash received from option exercises was $3,815, $174 and $231 in the years ended June 30, 2008, 2007 and 2006, respectively, and the tax benefit realized by the Company was $0, $103 and $59, respectively.

        In addition to the option exercises noted above, 68 shares of common stock were issued pursuant to warrant exercises in fiscal 2007. The total cash received from these warrant exercises was $28.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

        The following table summarizes additional information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price
$2.75 - $ 4.10	88	$3.07	2.0	65	$2.77
4.17 - 6.01	222	5.23	4.7	84	4.27
6.55 - 9.80	526	8.47	5.2	318	8.29
9.89 - 14.75	947	11.16	6.3	499	11.26
15.67 - 21.49	466	18.45	5.0	467	18.45
24.55 - 33.94	99	29.53	3.3	99	29.53

$2.75 - $33.94	2,348	$11.92	5.3	1,532	$13.27

Restricted Stock Awards (RSA's)

        Compensation expense for RSA's granted to employees is recognized ratably over the vesting term, which is generally four years. RSA grants totaled 172 shares at a weighted average grant date fair value of $11.26 in fiscal 2008. During fiscal 2008, 6 shares vested immediately. The market value of the 6 shares that vested immediately on the date vested was $73. Total compensation expense related to RSA's amounted to $459 in fiscal 2008. As of June 30, 2008, unrecognized compensation expense for RSA's amounted to $1,400 and this cost will be recognized over a weighted-average period of 3.0 years.

        A summary of non-vested RSA activity as of June 30, 2008, and changes during the year then ended is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2007	—	$—
Granted	172	11.26
Vested	(6)	10.93
Forfeited	(7)	11.47

Non-vested at June 30, 2008	159	$11.27

        In September 2008 the Company issued RSA's to certain employees for an aggregate of 789 shares which vest ratably over a four year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

Stock-Based Compensation

        The impact of recording stock-based compensation on the results of operations for the years ended June 30, 2008, 2007 and 2006, was as follows:

	2008	2007	2006
Cost of services	$842	$530	$543
General and administrative expenses	1,223	1,274	772

Total stock-based compensation	$2,065	$1,804	$1,315

        As of June 30, 2008, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $2,419, which is expected to be recognized over the remaining weighted average vesting period of 2.37 years. Compensation costs for all stock-based awards are recognized using the ratable single-option method. In May 2007 pursuant to the then Chief Operating Officer's employment agreement, certain remaining unvested options were modified to immediately vest when he left the Company. The Company incurred a stock compensation charge of approximately $300 related to this modification, which is included in fiscal 2007 general and administrative expenses.

Directors' Deferred Compensation

        Each non-employee director of the Company receives an annual retainer of $35 payable at each director's election in cash or common stock and subject to deferral under the Directors' Deferred Compensation Plan. The Company issued approximately 18, 17 and 12 shares of common stock in fiscal 2008, 2007 and 2006, respectively, to its non-employee directors under the Directors' Deferred Compensation Plan. The Company recognized approximately $157, $165, and $146 in expense based on the fair value of the shares issued in fiscal 2008, 2007 and 2006, respectively.

Note 16. Reportable Segments

        The Company's business consisted of one operating and reportable segment in fiscal 2008, 2007 and 2006. The Company expects to report more than one segment after its new ERP system is fully implemented.

Note 17. Commitments and Contingencies

Exit Strategy Contracts

        The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, a finite risk cost cap insurance policy is usually obtained from insurance companies with a minimum A.M. Best rating of A- Excellent which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risks on these projects and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

that adverse developments, if any, will not likely have a material impact on its operating results, financial position and cash flows.

        Five Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' statutory environmental remediation liability at the sites. The Company's expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue in the consolidated balance sheets) are fully funded by the contract price and are fully insured by an environmental remediation cost cap policy (current and long-term restricted investments in the consolidated balance sheets). The remediation for one of the projects was completed in fiscal 2006, and the Company is undertaking long-term maintenance and monitoring at that site.

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

Legal Matters

        The Company and its subsidiaries are subject to claims and lawsuits typical of those filed against engineering and consulting companies. The Company carries liability insurance, including professional liability insurance, against such claims, subject to certain deductibles and policy limits. Except as described herein, management is of the opinion that the resolution of these claims and lawsuits will not likely have a material adverse effect on the Company's operating results, financial position and cash flows.

         Willis v. TRC, U.S. District Court, Central District of Louisiana, 2005.    The Company was sued by the seller of a small civil engineering firm which it acquired in September 2004. The seller, an individual, alleged that the Company breached certain provisions of the stock purchase agreement related to the acquisition and sought rescission of the transaction and unspecified damages. The Company counterclaimed alleging breach of contract and fraud, including securities fraud, on the part of the seller. A settlement has been reached in this case. This case was uninsured and the settlement amount was accrued as of the end of fiscal 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

         ATC Group Services, Inc. v. Hathaway, TRC Companies, Inc. and TRC Environomics, Arizona Superior Court, Maricopa County, 2006; ATC Group Services, Inc. v. Veldman, TRC Companies, Inc. and TRC Environomics, Colorado Superior Court, Jefferson County, 2006.    ATC originally sued former employees of ATC alleging violation of non-compete and non-solicitation agreements and misappropriation of proprietary information. The Company and a subsidiary were subsequently added as defendants to these actions. The plaintiff was seeking an injunction and unspecified damages. These cases have been settled. The cases were uninsured and the settlement was accrued and paid in the fourth quarter of fiscal 2008.

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

         Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.    A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Petersen, who is seeking damages for personal injury caused when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus has also brought claims related to the same incident. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the accident site. The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

         Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.    While returning from a jobsite in a Company vehicle, two employees of a subsidiary of the Company were involved in a serious motor vehicle accident. Although the Company's employees were not seriously injured, three individuals were killed and another two injured. Suits have been filed against the Company and the driver of the subsidiary's vehicle by representatives of the deceased seeking damages for wrongful death and personal injury. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

         East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.    A subsidiary of the Company was named as a defendant along with a number of other defendants in a lawsuit brought by the developer of a hotel complex in East Palo Alto,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

California with which the subsidiary contracted to provide geotechnical investigation and related services. The developer sought $14,000 in costs against all defendants for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of foundation settlement to be encountered in construction of the project. This case has been settled. This case was insured and the settlement amount, which was recorded as an insurance recoverable and an accrued liability as of June 30, 2008, will be paid by the applicable insurance carrier in fiscal 2009.

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

         EFI Global v. Peszek et. al, Cook County Circuit Court, 2007.    The plaintiff originally sued several of its former employees alleging improper solicitation of employees, misuse of confidential information and related claims. The suit seeks injunctive and other equitable relief, an accounting and unspecified damages. The Company was subsequently added as a defendant. The Company believes that it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

         Arthur Katz v. Shalom Gabay d/b/a Avis Unocal et. al., California Superior Court, Los Angeles County, 2008.    The Company and a subsidiary are named as defendants in a lawsuit brought by Mr. Katz who is seeking damages for personal injuries allegedly sustained when he fell in a hole located at a gasoline service station. The subsidiary performed environmental testing and monitoring work at the service station prior to plaintiff's alleged incident. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

         SPPI—Somersville, Inc. v. TRC Companies, Inc. et. al.; West Coast Home Builders v. Ashland et. al., U.S. District Court, Northern District of California, 2004.    Neighboring landowners allege property damage from a landfill site where the Company performed remediation work pursuant to an Exit Strategy contract. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        The Company's accrual for all litigation-related losses that were probable and estimable, primarily those discussed above, was $12,935 and $6,770 at June 30, 2008 and 2007, respectively. The Company also has insurance recovery receivables related to these accruals of $9,695 and $5,625 at June 30, 2008 and 2007, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

potentially have a material impact on the Company's business, results of operations, financial position and cash flows.

        The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

Note 18. Quarterly Financial Information (Unaudited)

        Management believes the following unaudited quarterly financial information for the fiscal years ended June 30, 2008 and 2007, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$123,654	$110,932	$107,994	$122,499
Net service revenue	71,323	66,257	65,472	65,157
Cost of services	59,921	56,137	58,638	66,951
Operating (loss) income(1)	(74,410)	595	(3,840)	(14,819)
Loss from continuing operations before taxes, minority interest and equity earnings	(75,433)	(376)	(4,808)	(15,793)
Loss from continuing operations before equity earnings(2)	(87,643)	(447)	(4,904)	(15,650)
Net loss	(87,655)	(447)	(4,904)	(16,143)
Net loss applicable to common shareholders	(87,655)	(447)	(4,904)	(16,143)
Basic and diluted loss per share	$(4.75)	$(0.02)	$(0.26)	$(0.86)

(1)
Fiscal 2008 first quarter results were adversely affected by a $76,678 impairment of goodwill.

  Fiscal 2008 third quarter results were unfavorably impacted by $3,767 of legal defense and settlement expenses.

  Fiscal 2008 fourth quarter results were unfavorably impacted due to the following costs of approximately:

  •
  $3,161 for restructuring actions initiated in the fourth quarter of fiscal 2008;

  •
  $4,366 of legal defense and settlement expenses; and

  •
  $589 impairment charge for customer relationships intangible assets.

(2)
Fiscal 2008 first quarter results were adversely affected by a provision of $12,137 to reserve for the Company's deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 18. Quarterly Financial Information (Unaudited) (Continued)

Year Ended June 30, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$101,794	$113,412	$111,450	$114,987
Net service revenue	63,053	64,897	64,055	63,903
Cost of services	57,274	55,626	57,491	60,634
Operating income (loss)(1)	1,949	3,020	(371)	(4,396)
Income (loss) from continuing operations before taxes, minority interest and equity earnings	816	1,873	(1,376)	(6,070)
Income (loss) from continuing operations before equity earnings	402	926	(681)	(4,043)
Income (loss) from continuing operations	421	944	(665)	(4,257)
Discontinued operations, net of taxes(2)	(77)	47	(47)	—
Net income (loss)	344	991	(712)	(4,257)
Dividends and accretion charges on preferred stock	147	2,086	—	—
Net income (loss) applicable to common shareholders	197	(1,095)	(712)	(4,257)
Basic and diluted earnings (loss) per share:
From continuing operations(1)	$0.02	$(0.07)	$(0.04)	$(0.23)
From discontinued operations, net of taxes(2)	(0.01)	0.01	—	—

	$0.01	$(0.06)	$(0.04)	$(0.23)

(1)
Fiscal 2007 second quarter results were adversely affected by approximately $142 of costs associated with the installation of the new ERP system.

  Fiscal 2007 third quarter results were adversely affected by approximately $700 of costs associated with the installation of the new ERP system and $400 of costs associated with of the Company's branding campaign.

  Fiscal 2007 fourth quarter results were unfavorably impacted due to the following costs and charges:

  •
  A $1,300 adjustment on an energy project for current period cost overruns for which a signed change order had yet to be received.

  •
  Approximately $700 in severance and stock based compensation charges related to the departure of an executive officer.

  •
  $1,100 of costs associated with the implementation of the new ERP system.

(2)
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

 Schedule II—Valuation and Qualifying Accounts
Years Ended June 30, 2008, 2007 and 2006
(in thousands)

			Additions
Year	Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2008	Allowance for doubtful accounts	$10,835	$3,708	$(97)	$(6,262)	$8,184

2007	Allowance for doubtful accounts	$12,887	$1,318	$331	$(3,701)	$10,835

2006	Allowance for doubtful accounts	$9,197	$7,971	$(110)	$(4,171)	$12,887

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

        The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008, due to material weaknesses that exist within the Company's internal control over financial reporting as described below in "Management's Report on Internal Control over Financial Reporting."

        Notwithstanding the material weaknesses identified below, we performed additional detailed procedures and analysis and other post-closing procedures during the preparation of the Company's consolidated financial statements, and our management has concluded that our consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects in accordance with generally accepted accounting principles in the United States of America ("GAAP").

        These reviews and control activities include performing detailed account reconciliations of all material account balances included in the Company's consolidated balance sheet in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of the Company's consolidated financial statements.

b. Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission ("COSO").

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, future periods are subject to the risk that existing controls may become inadequate because of changes in conditions, because that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company's internal control over financial reporting as of June 30, 2008:

  •
  Ineffective controls at the entity level:  As evidenced by the material weaknesses described below, management concluded that the Company's entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities have not been designed adequately. With respect to the control environment, monitoring function, dissemination of information and communication activities material weaknesses, the Company's management determined that these were primarily attributable to changes in and the inexperience of the Company's accounting personnel as well as issues relating to the implementation of the Company's single enterprise-resource planning ("ERP") system. The ERP system provides a centralized operating platform that allows the Company to effectively integrate all of the Company's processes under a single system and will be used by the Company as a basis for instituting system-wide controls. The risk assessment material weakness was primarily attributable to management's inability to complete a formalized entity-level risk assessment. These material weaknesses contributed to the other material weaknesses described below and an environment where there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the financial reporting and closing process:  The Company's internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in the following areas: (i) preparation, review and approval of account analyses, summaries and reconciliations; (ii) reconciliation of subsidiary ledgers to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) review and approval of journal entries; (iv) accuracy of information input to and output from the financial reporting and accounting systems; (v) analysis of intercompany activity; and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential pervasiveness of the deficiencies to the Company's account balances and disclosures, there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to estimating, job costing and revenue recognition:  The Company did not design appropriate controls related to the recognition of revenue, including a comprehensive contract administration function, to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes, reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's revenue, interest income from contractual arrangements, insurance recoverables and other income, insurance recoverable—environmental remediation, deferred revenue, and environmental remediation liabilities will not be prevented or detected on a timely basis.

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

  •
  Inadequate controls related to the expenditure cycle:  The Company's internal controls were not adequately designed in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operation of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved; and (v) duties related to check signing, invoice processing and invoice approval were adequately segregated. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the payroll cycle:  The Company's internal controls were not adequately designed in a manner to effectively support the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in the following areas: (i) changes to the payroll master files are reviewed and approved; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (viii) payroll is recorded in the appropriate period. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's cost of services, selling, general and administrative expenses and accrued compensation and benefits will not be prevented or detected on a timely basis.

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

        Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on the COSO Framework.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2008, which is included in this Item 9A of this Form 10-K.

c. Remediation Status

        Many of the material weaknesses described above resulted from the Company's decentralized operating and reporting structure. In May 2007 the Company implemented a new ERP system which is the foundation for improving the Company's internal controls. As a result of implementation issues and difficulties associated with the implementation, it has taken longer to remediate the Company's material weaknesses than originally expected. However, primarily as a result of the system conversion and related activities, the Company was able to remediate two of the Company's previously reported material weaknesses during the fourth quarter of fiscal 2008 as further discussed below.

        In addition, the Company has already designed the following controls as part of the remediation of the remaining material weaknesses described above:

  •
  Adopted and implemented common policies, procedures and controls including account analysis, account reconciliations and trial balance reviews to ensure review by appropriate levels of management,

  •
  Clearly defined roles and responsibilities and enhanced training for all personnel involved in the financial reporting function;

  •
  Conducted periodic training sessions for existing financial reporting and accounting personnel,

        Management has also identified the following additional measures that, in combination with the aforementioned actions, are necessary to address the remaining material weaknesses:

  •
  Developing and formalizing a risk assessment process;

  •
  Further enhancing the Company's information systems to facilitate communication across the organization,

  •
  Appointing a director of internal audit and implementing a co-sourcing arrangement with a third party to provide additional resources to an internal audit function,

  •
  Reengineering the process and controls around the job costing and revenue recognition process,

  •
  Completing the consolidation of certain processes to a shared service environment to implement common practices and policies.

        The Company has devoted substantial resources to the remediation plans and efforts. Notwithstanding the plans and efforts of management, there is a risk that the Company may be unable to fully remediate these material weaknesses by June 30, 2009. Further, once fully implemented, the operating effectiveness of these remedial actions must be tested over a sufficient period of time, in order for management to determine that the remaining material weaknesses have been remediated.

d. Changes in Internal Control over Financial Reporting

        During the quarter ended June 30, 2008, there were changes to the Company's internal control over financial reporting as described below.

         Material weakness related to inadequate segregation of duties.    As of June 30, 2007 management had concluded that it did not design and implement controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company's purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries.

        During 2008, the Company has designed and implemented the following controls to address this previously reported material weakness:

  •
  Review and approval of journal entries,

  •
  Review and approval of cash disbursements,

  •
  Reconciliation and review of its sub-ledgers to its general ledger, and

  •
  Implementation of a centralized ERP system that defines the user names and roles of each of the Company's employees.

        Management concluded that the above control enhancements successfully remediated the material weakness related to segregation of duties during the fourth quarter of fiscal 2008.

         Material weakness related to general computer controls.    As of June 30, 2007 management concluded that it did not design and implement controls that supported the information technology environment. Specifically, the Company identified aggregate deficiencies in the following areas: (i) access to financial applications for appropriate personnel; (ii) sufficient password content restrictions; (iii) systems configuration with appropriate security monitoring capabilities; and (iv) appropriate change management of financial applications including testing and validation of system conversions prior to implementation, conversion of date from legacy systems and monitoring and restriction of access to vendor-supported systems.

        During 2008, the Company has designed and implemented the following controls to address this previously reported material weakness:

  •
  Restricted access to financial applications to appropriate personnel,

  •
  Implemented a strong password policy,

  •
  Improved change controls for information technology systems development and implementation, and

  •
  Created a testing environment for accounting changes and modifications.

        Management concluded that the above control enhancements successfully remediated the material weakness related to general computer controls during the fourth quarter of fiscal 2008.

        There were no other material changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

        We have audited TRC Companies, Inc. and subsidiaries (the "Company's") internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

  •
  Ineffective controls at the entity level:  As evidenced by the material weaknesses described below, management concluded that the Company's entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities have not been designed adequately. With respect to the control environment, monitoring function, dissemination of information and communication activities material weaknesses, the Company's management determined that these were primarily attributable to changes in and the inexperience of the Company's accounting personnel as well as issues relating to the implementation of the Company's single enterprise-resource planning ("ERP") system. The ERP system provides a centralized operating platform that allows the Company to effectively integrate all of the Company's processes under a single system and will be used by the Company as a basis for instituting system-wide controls. The risk assessment material weakness was primarily attributable to management's inability to complete a formalized entity-level risk assessment. These material weaknesses contributed to the other material weaknesses described below and an environment where there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the financial reporting and closing process:  The Company's internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in the following areas: (i) preparation, review and approval of account analyses, summaries and reconciliations; (ii) reconciliation of subsidiary ledgers to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) review and approval of journal entries; (iv) accuracy of information input to and output from the financial reporting and accounting systems; (v) analysis of intercompany activity; and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential pervasiveness of the deficiencies to the Company's account balances and disclosures, there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to estimating, job costing and revenue recognition:  The Company did not design appropriate controls related to the recognition of revenue, including a comprehensive contract administration function, to address financial and accounting ramifications of its client contracts. The controls were not adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes, reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's revenue, interest income from contractual arrangements, insurance recoverables and other income, insurance recoverable—environmental remediation, deferred revenue, and environmental remediation liabilities will not be prevented or detected on a timely basis.

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

  •
  Inadequate controls related to the expenditure cycle:  The Company's internal controls were not adequately designed in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operation of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved; and (v) duties related to check signing, invoice processing and invoice approval were adequately segregated. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities will not be prevented or detected on a timely basis.

  •
  Inadequate controls related to the payroll cycle:  The Company's internal controls were not adequately designed in a manner to effectively support the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in the following areas: (i) changes to the payroll master files are reviewed and approved; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (viii) payroll is recorded in the appropriate period. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's cost of services, selling, general and administrative expenses and accrued compensation and benefits will not be prevented or detected on a timely basis.

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

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the financial statement schedule as of and for the year ended June 30, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008, of the Company and our report dated September 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 29, 2008

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Board of Directors

        The following table presents the name and age of each of the Company's executive officers, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze	46	Chairman of the Board (November 2006), President and Chief Executive Officer (January 2006)	Senior Vice President and Chief Operating Officer (May 2005); Managing Director, Marsh Inc. (April 2003); President and Chief Operating Officer, ATC Group Services, Inc. (1998)
Martin H. Dodd	55	Senior Vice President, General Counsel and Secretary (February 1997)
Glenn E. Harkness	60	Senior Vice President (September1997)
Michael C. Salmon	53	President (May 2007)	Senior Vice President (June 2000)
Carl d. Paschetag, Jr.(1)	48	Senior Vice President and Chief Financial Officer (April 2006)	Senior Vice President (February 2006); Vice President and Controller, Clean Harbors, Inc. (June 1997)
Thomas W. Bennet, Jr.(2)	48	Senior Vice President and Chief Financial Officer (June 2008)	President, Bennet Consulting Group, LLC (January 2008), Vice-President and Chief Financial Officer, Connecticut Yankee Atomic Power Company (1997)

(1)
Mr. Paschetag left the Company in May 2008.

(2)
Mr. Bennet joined the Company in June 2008.

        Information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders to be held November 7, 2008, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders to be held November 7, 2008, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is contained under the captions "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders to be held November 7, 2008, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information required by this item is contained under the caption "Certain Transactions" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders to be held November 7, 2008, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is contained under the caption "Principal Accountant Fees and Services" in the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders to be held November 7, 2008, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a) (1)    Financial Statements of the Registrant

        See Consolidated Financial Statements under Item 8 of this Report.

(a) (2)    Financial Statement Schedule

        See Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2008, 2007 and 2006 under Item 8 of this Report. All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

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
*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 2003.
*10.1.1	2007 Equity Incentive Plan, dated May 10, 2007, incorporated by reference to the Company's Proxy Statement filed on April 18, 2007.
*10.2.1	Termination Policy for Members of TRC Key Person Group, as adopted on December 1, 1998, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1999.
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
10.6
Agreement, dated December 14, 2001, by and among the Company and Fletcher International, Ltd., related to the sale of the Company's Series A-1 Cumulative Convertible Preferred Stock, incorporated by reference to the Company's Form 8-K filed on December 26, 2001.
10.6.1	Stock Purchase Agreement, dated March 6, 2006, by and among the Company and purchasers named therein, incorporated by reference to the Company's Form 8-K filed on March 9, 2006.
10.6.2	Registration Rights Agreement, dated March 6, 2006, by and among the Company and the stockholders named therein, incorporated by reference to the Company's Form 8-K filed on March 9, 2006.
*10.7.1	Employment Agreement, dated March 6, 2006, by and among the Company and Timothy D. Belton, incorporated by reference to the Company's Form 8-K filed on March 30, 2006.
*10.7.2
Amended and Restated Employment Agreement, dated August 9, 2007, by and among the Company and Christopher P. Vincze, incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 28, 2007.
10.11	Credit Agreement, dated July 17, 2006, by and among the Company, certain of its subsidiaries and Wells Fargo Foothill, Inc., incorporated by reference to the Company's Form 8-K filed on July 20, 2006.
10.11.13
Thirteenth Amendment to Credit Agreement, dated August 19, 2008, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company's Form 8-K filed on August 21, 2008.
10.12
Subordinated Loan Agreement, dated July 19, 2006, by and among the Company, certain of its subsidiaries and Federal Partners, L.P., incorporated by reference to the Company's Form 8-K filed on July 20, 2006.

10.13	Purchase and Exchange Agreement, dated December 1, 2006, by and among the Company, certain of its subsidiaries and Fletcher International, Ltd., incorporated by reference to the Company's Form 8-K filed on December 6, 2006.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.
Dated: September 29, 2008	By:	/s/ CHRISTOPHER P. VINCZE Christopher P. Vincze Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE Christopher P. Vincze	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 29, 2008
/s/ SHERWOOD L. BOEHLERT Sherwood L. Boehlert	Director	September 29, 2008
/s/ FRIEDRICH K.M. BOHM Friedrich K.M. Bohm	Director	September 29, 2008
/s/ F. THOMAS CASEY F. Thomas Casey	Director	September 29, 2008
/s/ STEPHEN M. DUFF Stephen M. Duff	Director	September 29, 2008
/s/ ROBERT W. HARVEY Robert W. Harvey	Director	September 29, 2008
/s/ J. JEFFREY MCNEALEY J. Jeffrey McNealey	Director	September 29, 2008
/s/ THOMAS W. BENNET, JR. Thomas W. Bennet, Jr.	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	September 29, 2008

 TRC Companies, Inc.

Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2008

Exhibit Number	Description
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Part I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Comparison of 5 Year Cumulative Total Return Assumes Initial Investment of $100 June 2008
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TRC Companies, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS In thousands, except per share data
TRC Companies, Inc. CONSOLIDATED BALANCE SHEETS In thousands, except share data
TRC Companies, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS In thousands
TRC Companies, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY In thousands, except share data
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS In thousands, except per share data
Schedule II—Valuation and Qualifying Accounts Years Ended June 30, 2008, 2007 and 2006 (in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
Part III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedule
Signatures
TRC Companies, Inc. Form 10-K Exhibit Index Fiscal Year Ended June 30, 2008