Form 10-Q
period 2008-09-26
TRC COMPANIES INC /DE/
filed 2008-11-05
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” or a “smaller reporting company”. See definition of “accelerated filer”,  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                YES  ☐    NO  ☒

On September 26, 2008 there were 19,144,462 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 26, 2008

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 26,	September 28,
	2008	2007
Gross revenue	$114,993	$123,654
Less subcontractor costs and other direct reimbursable charges	49,069	52,331
Net service revenue	65,924	71,323

Interest income from contractual arrangements	778	1,071
Insurance recoverables and other income	289	1,528

Operating costs and expenses:
Cost of services	53,537	59,921
General and administrative expenses	8,621	8,821
Provision for doubtful accounts	800	810
Goodwill impairment charge	—	76,678
Depreciation and amortization	1,909	2,102
	64,867	148,332
Operating income (loss)	2,124	(74,410)
Interest expense	887	1,023
Income (loss) from operations before taxes, minority interest and equity in losses	1,237	(75,433)
Federal and state income tax provision	182	12,237
Minority interest	—	27
Income (loss) from operations before equity in losses	1,055	(87,643)
Equity in losses from unconsolidated affiliates	—	(12)
Net income (loss)	$1,055	$(87,655)

Basic earnings (loss) per common share	$0.06	$(4.75)
Diluted earnings (loss) per common share	$0.05	$(4.75)

Average shares outstanding:
Basic	19,129	18,447
Diluted	19,219	18,447

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 26,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$173	$1,306
Accounts receivable, less allowance for doubtful accounts	119,897	124,202
Insurance recoverable - environmental remediation	9,014	9,028
Income taxes refundable	214	532
Restricted investments	35,468	32,213
Prepaid expenses and other current assets	19,138	16,461
Total current assets	183,904	183,742

Property and equipment, at cost	51,155	55,595
Less accumulated depreciation and amortization	34,966	37,380
	16,189	18,215
Goodwill	54,465	54,465
Investments in and advances to unconsolidated affiliates and construction joint ventures	536	548
Long-term restricted investments	60,570	76,216
Long-term prepaid insurance	50,252	51,081
Other assets	12,985	13,052
Total assets	$378,901	$397,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,699	$27,366
Accounts payable	62,320	55,519
Accrued compensation and benefits	22,876	24,914
Deferred revenue	44,646	40,161
Environmental remediation liabilities	1,034	1,473
Other accrued liabilities	39,712	41,546
Total current liabilities	200,287	190,979
Non-current liabilities:
Long-term debt, net of current portion	5,639	11,944
Long-term income taxes payable	931	910
Long-term deferred revenue	104,820	127,846
Long-term environmental remediation liabilities	7,982	7,969
Total liabilities	319,659	339,648

Commitments and contingencies
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common, $.10 par value; 30,000,000 shares authorized, 19,147,944 and 19,144,462 shares issued and outstanding, respectively, at September 26, 2008, and 19,093,555 and 19,090,073 shares issued and outstanding, respectively, at June 30, 2008	1,915	1,909
Additional paid-in capital	153,926	153,259
Accumulated deficit	(96,471)	(97,526)
Accumulated other comprehensive (loss) income	(95)	62
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity	59,242	57,671
Total liabilities and shareholders’ equity	$378,901	$397,319

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	September 26,	September 28,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,055	$(87,655)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	1,909	2,102
Directors deferred compensation	30	42
Stock-based compensation expense	630	568
Provision for doubtful accounts	800	810
Non-cash interest expense (income)	43	(11)
Deferred income taxes	21	12,137
Equity in losses from unconsolidated affiliates and construction joint ventures	12	2,559
Goodwill impairment charge	—	76,678
Minority interest	—	(27)
(Gain) loss on disposals of assets	(9)	74
Other non-cash items	48	(50)
Changes in operating assets and liabilities:
Accounts receivable	3,505	(17,080)
Insurance recoverable - environmental remediation	14	(1,462)
Income taxes	318	145
Restricted investments	11,772	5,698
Prepaid expenses and other current assets	(2,154)	(1,271)
Long-term prepaid insurance	829	828
Other assets	(48)	(104)
Accounts payable	6,815	12,081
Accrued compensation and benefits	(2,038)	2,040
Deferred revenue	(18,541)	(10,787)
Environmental remediation liabilities	(426)	(902)
Other accrued liabilities	(2,357)	1,175
Net cash provided by (used in) operating activities	2,228	(2,412)

Cash flows from investing activities:
Additions to property and equipment	(818)	(2,142)
Restricted investments	419	338
Earnout payments on acquisitions	—	(603)
Proceeds from sale of fixed assets	78	22
Cash paid for land improvements	—	(258)
Proceeds from sale of businesses, net of cash sold	—	3,246
Net cash (used in) provided by investing activities	(321)	603

Cash flows from financing activities:
Net repayments under revolving credit facility	(2,996)	(1,019)
Payments on long-term debt and other	(57)	(20)
Borrowings of long-term debt	—	50
Proceeds from exercise of stock options	13	2,607
Net cash (used in) provided by financing activities	(3,040)	1,618

Decrease in cash and cash equivalents	(1,133)	(191)
Cash and cash equivalents, beginning of period	1,306	430
Cash and cash equivalents, end of period	$173	$239

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 26, 2008 and September 28, 2007

(in thousands, except per share data)

1.             Company Background and Basis of Presentation

TRC Companies, Inc., through its subsidiaries (collectively, the “Company”), is an engineering, consulting, and construction management firm that provides integrated services to the environmental, energy and infrastructure markets. Its project teams provide services to help its commercial, industrial, and government clients implement projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.

The Company generated net income of $1,055 for the first quarter of fiscal 2009. The Company incurred significant net losses for the fiscal years ended June 30, 2008, 2007 and 2006. During the first quarter of fiscal 2009, the Company realized the benefits from the turnaround and restructuring efforts undertaken in prior fiscal years. Specifically, costs decreased as a percentage of net service revenue, primarily as a result of cost reductions related to the elimination of certain components of the Company’s business in the fourth quarter of fiscal 2008 as well as improved project performance and overhead cost control. The Company continues to take actions aimed at improving profitability and cash flows from operations. Specifically, the Company is enhancing controls over project acceptance, which it believes will reduce the level of contract losses; the Company is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; and the Company continues to improve the timeliness of customer invoicing and enhance its collection efforts. The Company believes this will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce the Company’s reliance on its revolving credit agreement. The Company also continues to improve project management, which it believes will improve project profitability. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the foreseeable future.

The Company finances its operations through cash generated by operating activities and borrowings under its $50,000 revolving credit facility with Wells Fargo Foothill, Inc., as the lead lender and administrative agent and Textron Financial Corporation as an additional lender. That credit facility contains covenants which, among other things, require the Company to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and maintain a minimum level of backlog. The Company complied with the EBITDA covenant for the period ended September 26, 2008. The Company violated several covenants in the past primarily related to maintenance of minimum EBITDA levels and the timing of the delivery of financial information to the lenders in fiscal 2008 and 2007, all of which violations have been waived by the lenders. The Company is dependent on this credit facility for short term liquidity needs.

The Company was notified by the NYSE that as of August 14, 2008 it was out of compliance with the continued listing criteria of the New York Stock Exchange (“NYSE”), notably market capitalization or shareholders’ equity of at least $75,000. Pursuant to NYSE requirements, a compliance plan for continued listing was submitted to the NYSE on September 29, 2008. The plan has been accepted by the NYSE, and progress on the plan will be monitored quarterly. To the extent that it cannot meet the applicable standards, there is a possibility that the Company’s stock could become delisted. Management believes that the outcome of the NYSE listing compliance issue does not impact the Company’s short-term liquidity position.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions resulting in, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The Company’s ability to draw on its line of credit does not appear to be jeopardized at this time.

However, the Company has had violations of several covenants in the past, all of which were waived by its lenders. Any future violations of the Company’s covenants would result in events of default which could (1) deny the Company additional access to funds under the credit facility; and (2) give the lenders the right to demand repayment of the amount outstanding which the Company would be unable to repay without refinancing. Any such refinancing, would be difficult, especially in light of the recent disruption in the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend, particularly to companies that have experienced recent or ongoing negative financial results.

The Company has not experienced any material impacts to liquidity or access to capital as a result of the disruptions in the financial and credit markets. Management cannot predict with any certainty the impact to the Company of any further or continued disruption. The deterioration of the economic conditions in the United States have been broad and dramatic. The current adverse state of the economy and the possibility that economic conditions will continue to deteriorate may affect businesses such as the Company in a number of ways. While management cannot directly measure it, the current credit crisis may affect the ability of the Company’s customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their purchases from the Company which could adversely affect its ability to generate profits and cash flows. In addition the Company’s business is significantly dependent on the availability of insurance, including its commercial coverage as well as cost cap and related insurance for the Company’s Exit Strategy program. Much of the commercial coverage and all of the Exit Strategy related insurance is underwritten by subsidiaries of the American International Group (“AIG”). The Company believes it will continue to have adequate insurance for current operations, but to the extent coverage were lost or reduced and replacement coverage were not available, the Company could be negatively impacted. The Company is unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions. Management will continue to closely monitor the credit markets and our liquidity.

The condensed consolidated balance sheet at September 26, 2008 and the condensed consolidated statements of operations for the three months ended September 26, 2008 and September 28, 2007 and the condensed consolidated statement of cash flows for the three months ended September 26, 2008 and September 28, 2007 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2008.

2.             Recently Issued Accounting Standards

In October 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and generally must be applied prospectively. The Company adopted the disclosure provisions of SFAS 157 on July 1, 2008. See Note 3 – Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS 157 will not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. SFAS 159 became effective for the Company on July 1, 2008, and the Company chose not to elect the fair value option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Company will adopt SFAS 141R on July 1, 2009 and will apply it prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This standard changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. The Company will adopt SFAS 160 on July 1, 2009 and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

In December 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt EITF 07-1 on July 1, 2009 and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on January 1, 2009 and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on July 1, 2009. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company will adopt SFAS 162 once it is effective and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

3.             Fair Value Measurements

The Company adopted the disclosure provisions of SFAS 157 as of July 1, 2008. The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and requires that observable inputs be used in the valuations when available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (i.e. New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.

Level 3 Inputs – Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis as of September 26, 2008.

	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds	$4,161	$—	$—	$4,161
Money Market Accounts	620	—	—	620
U.S. Government Obligations	446	—	—	446
Total	$5,227	$—	$—	$5,227

The Company had no financial assets or liabilities that were measured at fair value on a non-recurring basis as of September 26, 2008.

4.             Restructuring Costs

A summary of restructuring costs activity for the three months ended September 26, 2008 is as follows:

	Facility Closures	Employee Severance	Total
Liability balance at July 1, 2008	$2,297	$330	$2,627
Payments	(846)	(290)	(1,136)
Adjustments	(42)	(5)	(47)
Liability balance at September 26, 2008	$1,409	$35	$1,444

As of September 26, 2008, $1,409 of facility closure costs remain accrued and are expected to be paid in later periods over various remaining lease terms through fiscal 2013, while $35 of severance costs remain accrued and are expected to be paid in the second quarter of fiscal 2009.

5.             Stock-Based Compensation

At September 26, 2008, the Company had stock-based compensation awards outstanding under: the TRC Companies, Inc. Restated Stock Option Plan, and the 2007 Equity Incentive Plan, collectively, “the Plans.” The Plans were approved by the Company’s shareholders. Options are awarded by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer the authority to grant options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period. Share-based awards under the Plans consist of stock option awards and restricted stock awards (“RSA’s”).

On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including stock options, restricted stock, and other stock-based awards based on estimated fair values. SFAS 123(R) supersedes previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from July 1, 2005.

Compensation Expense

During the three months ended September 26, 2008 and September 28, 2007, the Company recognized compensation expense in cost of services and general and administrative expenses on the condensed consolidated statements of operations with respect to stock options and RSA’s as follows:

	Three Months Ended			Three Months Ended
	September 26, 2008			September 28, 2007
	Stock Options	RSA’s	Total	Stock Options	RSA’s	Total
Cost of services	$193	$97	$290	$148	$36	$184
General and administrative expenses	240	100	340	270	114	384
Total stock-based compensation	$433	$197	$630	$418	$150	$568

No tax benefit was recorded during the periods presented above as the Company has determined that it is more likely than not that the Company will not realize these deferred tax assets.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value options granted for the three months ended September 26, 2008 and September 28, 2007 are as follows:

Three Months Ended
	September 26,	September 28,
	2008	2007
Risk-free interest rate	2.74% - 2.92%	4.22% - 4.62%
Expected life	4.0 years	4.0 - 5.4 years
Expected volatility	50.3% - 51.6%	42.9% - 48.0%
Expected dividend yield	None	None

The weighted average grant date fair value of stock options granted during the three months ended September 26, 2008 and September 28, 2007 was $1.42 and $4.85, respectively.

Beginning July 1, 2005, the Company estimates the volatility of its stock using historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The dividend yield assumption is based on the Company’s history and expected dividend payouts.

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company has determined the fiscal 2009, 2008, 2007 and 2006 expected term assumptions under the “simplified method” as defined under SAB 107, and SAB 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the simplified method in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 was effective for stock options granted after December 31, 2007. The simplified method was used as the Company was unable to make reasonable expectations regarding future exercise patterns due to the uncertainties surrounding its delinquent annual and quarterly reports.

A summary of stock option activity for the three months ended September 26, 2008 under the Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Price	Contractual Life	Intrinsic Value
	Options	Per Share	(in years)	(in thousands)
Outstanding options at July 1, 2008 (1,532 exercisable)	2,348	$11.92	5.3	$83
Granted	27	3.18
Exercised	(4)	2.75
Forfeited	(27)	10.45
Expired	(115)	13.47
Outstanding options at September 26, 2008	2,229	$11.76	5.2	$26
Options exercisable at September 26, 2008	1,537	$13.06	4.5	$21
Options available for future grants	766

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at September 26, 2008 (for outstanding options), less the applicable exercise price. The total intrinsic value of options exercised during the three months ended September 26, 2008 and September 28, 2007 was $5 and $2,195, respectively.

RSA’s

Compensation expense for RSA’s granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA’s is determined based on the closing market price of the Company’s common stock on the grant date. RSA grants totaled 789 shares at a weighted average grant date fair value of $2.90 for the three months ended September 26, 2008. During the three months ended September 26, 2008, 43 shares vested with a fair value of $483. As of September 26, 2008, unrecognized compensation expense for RSA’s amounted to $3,435, and this cost will be recognized over a weighted-average period of 3.5 years.

A summary of non-vested RSA activity as of September 26, 2008, and changes during the three months then ended is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested at July 1, 2008	159	$11.27
Granted	789	2.90
Vested	(43)	11.24
Forfeited	(5)	11.47
Non-vested at September 26, 2008	900	$3.93

6.             Earnings per Share

Basic earnings per share (“EPS”) is determined as net income (loss) applicable to common shareholders divided by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilutive effect of outstanding stock options and warrants. The Company utilizes the treasury stock method of computing diluted EPS.

For the three months ended September 28, 2007, the Company reported a net loss; therefore, diluted EPS was equal to basic EPS. The number of outstanding stock options, restricted stock awards and warrants excluded from the diluted EPS calculations (as they were anti-dilutive) were 3,149 and 1,460 for the three months ended September 26, 2008 and September 28, 2007. The following table sets forth the computations of basic and diluted EPS for the three months ended September 26, 2008:

September 26,
2008
Net income	$1,055

Weighted average common shares outstanding - basic	19,129
Potentially dilutive common shares:
Stock options and restricted stock awards	90
Total diluted shares	19,219

Basic earnings per common share	$0.06
Diluted earnings per common share	$0.05

7.             Accounts Receivable

The current portion of accounts receivable at September 26, 2008 and June 30, 2008 was comprised of the following:

	September 26,	June 30,
	2008	2008
Billed	$98,149	$98,683
Unbilled	25,875	29,024
Retainage	3,770	4,679
	127,794	132,386
Less allowance for doubtful accounts	7,897	8,184
	$119,897	$124,202

8.             Other Accrued Liabilities

At September 26, 2008 and June 30, 2008, other accrued liabilities were comprised of the following:

	September 26,	June 30,
	2008	2008
Additional purchase price payments	$865	$865
Contract costs and loss reserves	16,012	15,829
Legal costs	14,209	14,959
Lease obligations	2,082	2,437
Audit costs	1,059	1,663
Other	5,485	5,793
	$39,712	$41,546

9.             Goodwill and Intangible Assets

At September 26, 2008, the Company had $54,465 of goodwill, representing the cost of acquisitions in excess of values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142 goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually. The assessment of goodwill involves the estimation of the fair value of the Company as defined by SFAS 142.

Given the significant decline in the Company’s stock price coupled with the slower than anticipated operational turnaround, the Company assessed the recoverability of goodwill as of September 28, 2007. In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company concluded, based on the assessment as of the September 28, 2007, that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $76,678 during the quarter ended September 28, 2007. There was no similar charge for the three month period ended September 26, 2008.

Identifiable intangible assets as of September 26, 2008 and June 30, 2008 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 26, 2008			June 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount

With determinable lives:
Customer relationships	$6,278	$2,063	$4,215	$6,278	$1,953	$4,325
Patent	90	69	21	90	64	26
	6,368	2,132	4,236	6,368	2,017	4,351
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$6,794	$2,132	$4,662	$6,794	$2,017	$4,777

Identifiable intangible assets with determinable lives are amortized over the weighted average period of approximately thirteen years. The weighted average periods of amortization by intangible asset class is approximately fourteen years for client relationship assets and five years for the patent. The amortization of intangible assets during the three months ended September 26, 2008 and September 28, 2007 was $115 and $162, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2009 - $346; fiscal 2010 - $450; fiscal 2011 - $443; fiscal 2012 - $443; fiscal 2013 - $443 and fiscal 2014 and thereafter - $2,111.

10.          Long-Term Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as the lead lender and administrative agent and Textron Financial Corporation as an additional lender. The Credit Agreement, as amended, provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the Credit Agreement bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month EBITDA commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required the Company to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $2,446, $5,654, $9,018 and $7,945 for the quarter, two quarter, three quarter and four quarter periods ended September 28, 2007, December 28, 2007, March 28, 2008  and June 30, 2008, respectively. The definition of EBITDA also provided an aggregate allowance for restructuring charges in the amount of $2,750 in fiscal 2008. The Company failed to achieve the required levels of EBITDA for the years ended June 30, 2008 and 2007, however, the violations have been waived by the lenders. The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $10,099 and $10,604 for the fiscal years ended June 30, 2008 and 2009 and thereafter, respectively. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

The Credit Agreement has been amended and all covenant violations have been waived. In general, the amendments have been to revise dates for delivery of financial statements, change definitions, and/or amend covenant requirements. The Credit Agreement was amended as of August 19, 2008 to waive a default with respect to the required minimum EBITDA covenant for the 12 month period ended June 30, 2008; amend that covenant for fiscal 2009 to require the Company to maintain minimum EBITDA of $2,100, $3,800, $7,600 and $12,800 for the quarter, two quarter, three quarter and four quarter periods ending on September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively; amend the covenant in subsequent years to an amount to be determined by the lenders based on Company projections but not less than $14,000 annually; amend a definition in the borrowing base that effectively reduces the availability under the line from $50,000 to $47,500; and amend certain definitions in the Credit Agreement. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $1,500 in fiscal 2009.

At September 26, 2008, the Company had borrowings outstanding pursuant to the Credit Agreement of $24,000 at an average interest rate of 8.35% compared to $26,996 of borrowings outstanding at an average interest rate of 8.42% at June 30, 2008. Letters of credit outstanding were $6,943 on September 26, 2008 and June 30, 2008. Funds available to borrow under the Credit Agreement were $16,557 and $13,561 on September 26, 2008 and June 30, 2008, respectively.

11.          Income Taxes

During the year ended June 30, 2008, the Company determined that it was more likely than not that its deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a deferred tax provision of $22,709 was recorded during the three months ended September 28, 2007 to fully reserve for all of the Company’s deferred tax assets.

12.          Legal Matters

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

Fagin et. al. v. TRC Companies, Inc. et. al., 44th District Court of Dallas County, Texas, 2005.  Sellers of a business acquired by the Company in 2000 alleged that the purchase price was not accurately calculated based on the net worth of the acquired business and alleged that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated and sought damages to be proved at trial. A settlement has been reached in this case. This case was uninsured and the settlement amount was accrued as of September 26, 2008.

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

Iva Petersen v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Petersen, who is seeking damages for personal injury caused when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus also brought claims related to the same incident which have been resolved. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the accident site. The Company believes the subsidiary has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.  A subsidiary of the Company was named as a defendant, along with a number of other defendants, in a lawsuit brought by the developer of a hotel complex in East Palo Alto, California with which the subsidiary contracted to provide geotechnical investigation and related services. The developer sought $14,000 in costs against all defendants for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of foundation settlement to be encountered in construction of the project. This case has been settled. This case was insured and the settlement amount, which was recorded as an insurance recoverable and an accrued liability as of June 30, 2008, will be paid by the applicable insurance carrier in fiscal 2009.

Worth Construction, Inc. v. TRC Engineers, Inc., TRC Environmental Corporation and TRC Companies, Inc., New York Supreme Court, New York County, 2007.  A subcontractor on an Exit Strategy project in New York City alleged that the Company did not timely turn over one of the sites involved in the project so that the subcontractor could commence work, and that the delay resulted in approximately $10,000 of additional costs which the subcontractor sought in the lawsuit. The Court granted the Company’s motion to dismiss the subcontractor’s suit. The subcontractor appealed, and the dismissal was affirmed by the Appellate Division.

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

Arthur Katz v. Shalom Gabay d/b/a Avis Unocal et. al., California Superior Court, Los Angeles County, 2008.  The Company and a subsidiary are named as defendants in a lawsuit brought by Mr. Katz who is seeking damages for personal injuries allegedly sustained when he fell in a hole located at a gasoline service station. The subsidiary performed environmental testing and monitoring work at the service station prior to plaintiff’s alleged accident. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

SPPI - Somersville, Inc. v.  TRC Companies, Inc. et. al.; West Coast Home Builders v. Ashland et. al., U.S. District Court, Northern District of California, 2004.  Neighboring landowners allege property damage from a landfill site where the Company performed remediation work pursuant to an Exit Strategy contract. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Harper Construction Company, Inc. v. TRC Environmental Corporation, U.S. District Court, Western District of Oklahoma, 2008.  A subsidiary of the Company was a subcontractor on a project for the design and construction of two instructional facilities at Fort Sill, Oklahoma. The prime contractor on those projects is alleging breach of the subcontracts and is seeking damages for additional costs and expenses related to completion of the subcontract work. The Company believes that it has meritorious defenses, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company's accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $12,708 at September 26, 2008 and $12,935 at June 30, 2008, respectively. The Company also had insurance recovery receivables related to these accruals of $10,218 and $9,695 at September 26, 2008 and June 30, 2008, respectively. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 26, 2008 and September 28, 2007

Beginning with the quarter ended September 28, 2007, we changed our quarter end to the last Friday of the quarter from the last day of the calendar quarter. With the centralization of our businesses, we believe the last Friday of the quarter period reporting is more consistent with our operating cycle, as well as the reporting periods of our industry peers. This quarter is comparable to other quarters reported herein.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. By their nature, such forward-looking statements involve risks and uncertainties. We have attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors in the sections captioned “Critical Accounting Policies” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and below in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

OVERVIEW

We are an engineering, consulting, and construction management firm that provides integrated services to the environmental, energy and infrastructure markets. Our multidisciplinary project teams provide services to help our clients implement complex projects from initial concept to delivery and operation. A broad range of commercial, industrial, and government clients depend on us for customized and complete solutions to their toughest business challenges. We provide our services to commercial organizations and governmental agencies almost entirely in the United States of America.

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

Our cost of services (“COS”) includes professional compensation and related benefits together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our G&A expenses are comprised primarily of our corporate headquarters costs related to corporate executive management, finance, accounting, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

•                  Contract negotiations on change orders and collection of related accounts receivable;

•                  The timing of expenses incurred for corporate initiatives;

•                  Competition;

•                  Litigation;

•                  Changes in accounting rules;

•                  The credit markets and their effects on our customers; and

•                  General economic or political conditions.

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable.  Our accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of the Annual Report on Form 10-K as of and for the year ended June 30, 2008.

Results of Operations

We generated net income of $1.1 million for the first quarter of fiscal 2009. We incurred significant net losses for the fiscal years ended June 30, 2008, 2007 and 2006. During the first quarter of fiscal 2009, we realized the benefits from the turnaround and restructuring efforts undertaken in prior fiscal years. Specifically, costs decreased as a percentage of NSR, primarily as a result of cost reductions related to the elimination of certain components of our business in the fourth quarter of fiscal 2008 as well as improved project performance and overhead cost control. We continue to take actions aimed at improving profitability and cash flows from operations. Specifically, we are enhancing controls over project acceptance, which we believe will reduce the level of contract losses; we are increasing the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; and we continue to improve the timeliness of customer invoicing and enhance our collection efforts. We believe this will result in fewer write-offs of project revenue and in lower levels of bad debt expense and reduce our reliance on our revolving credit agreement. We also continue to improve project management, which we believe will improve project profitability. We believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future.

A summary assessment of the three primary markets for our services follows:

Energy: The utilities in the United States are in the process of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided a good business opportunity for those serving this market. According to a Department of Energy study, $50 billion to $100 billion of investment is needed to modernize the grid. These needs and increased returns on large investments in energy assets provide opportunities to sell services including: permitting, engineering and construction for the electric transmission system, and development of renewable energy projects. We are well established in the Northeast and are actively growing our presence in other geographic regions where demand for services is the highest.

Environmental: Market demand for environmental services remains active, driven by a combination of regulatory requirements, economic factors and renewed focus on sustainability and climate change. Regulatory focus on emissions of concern (e.g. mercury, small particulates) is increasing demand for air quality consulting and air measurement services. Climate change initiatives should sustain market growth for air and other services. Remediation services remain strong in spite of much lower demand in the real estate market, but regulatory requirements and previously funded multi-year capital projects will sustain the market in the next several years. Real estate developers and owners are also increasing their demand for building science services (e.g. mold, indoor air quality). Real estate redevelopment and investment project opportunities have fallen off due to economic conditions, and we have adjusted our marketing and service offerings accordingly.

Infrastructure: Demand for services is expected to be flat in fiscal 2009 due to general economic conditions and the lack of increased public funding. The long-term outlook should be stronger due to alternative funding mechanisms (e.g., private/public partnerships) and the continued need to upgrade, replace or repair aging transportation infrastructure.

The following table presents the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three months ended September 26, 2008 and September 28, 2007:

	Three Months Ended
	September 26,	September 28,	Change
(Dollars in thousands)	2008	2007	$	%
Gross revenue	$114,993	$123,654	$(8,661)	(7.0)%
Less subcontractor costs and other direct reimbursable charges	49,069	52,331	(3,262)	(6.2)
Net service revenue	65,924	71,323	(5,399)	(7.6)
Interest income from contractual arrangements	778	1,071	(293)	(27.4)
Insurance recoverables and other income	289	1,528	(1,239)	(81.1)
Cost of services	53,537	59,921	(6,384)	(10.7)
General and administrative expenses	8,621	8,821	(200)	(2.3)
Provision for doubtful accounts	800	810	(10)	(1.2)
Goodwill impairment charge	—	76,678	(76,678)	(100.0)
Depreciation and amortization	1,909	2,102	(193)	(9.2)
Operating income (loss)	2,124	(74,410)	76,534	102.9
Interest expense	887	1,023	(136)	(13.3)
Federal and state income tax provision	182	12,237	(12,055)	(98.5)
Minority interest	—	27	(27)	(100.0)
Equity in losses from unconsolidated affiliates	—	(12)	12	100.0
Net income (loss)	1,055	(87,655)	88,710	101.2

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended
	September 26,	September 28,
	2008	2007
Net service revenue	100.0%	100.0%

Interest income from contractual arrangements	1.2	1.5
Insurance recoverables and other income	0.4	2.1

Operating costs and expenses:
Cost of services	81.2	84.0
General and administrative expenses	13.1	12.4
Provision for doubtful accounts	1.2	1.1
Goodwill impairment charge	—	107.5
Depreciation and amortization	2.9	2.9
	98.4	207.9
Operating income (loss)	3.2	(104.3)
Interest expense	1.3	1.4
Income (loss) from operations before taxes, minority interest and equity (losses) earnings	1.9	(105.7)
Federal and state income tax provision	0.3	17.2
Minority interest	—	—
Income (loss) from operations before equity in (losses) earnings	1.6	(122.9)
Equity in losses from unconsolidated affiliates	—	—
Net income (loss)	1.6%	(122.9)%

Gross revenue decreased $8.7 million, or 7.0%, to $115.0 million for the three months ended September 26, 2008 from $123.7 million for the same period of the prior year. In the three months ended September 28, 2007 we received a change order for approximately $5.1 million for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor. The remainder of the decrease was primarily related to our investment in the Rochester Power Delivery Joint Venture (“RPD JV”). In fiscal 2006, we formed the RPD JV with two other partners to design and construct a $100.0 million electrical transmission and distribution system for Rochester Gas and Electric. The project was nearing completion and therefore generated $3.5 million less revenue when compared to the same quarter last year.

NSR decreased $5.4 million, or 7.6%, to $65.9 million for the three months ended September 26, 2008 compared to $71.3 million for the same period of the prior year. The decrease was primarily attributable to the $5.1 million decrease in NSR due to the aforementioned design-build change order which was received in the first quarter of fiscal 2007. Current quarter NSR also showed the effect of personnel departures resulting from the restructuring plan that was implemented in the second half of fiscal 2008. This decrease was offset in large part by NSR from our Exit Strategy contracts.

Interest income from contractual arrangements decreased $0.3 million, or 27.4%, to $0.8 million for the three months ended September 26, 2008 from $1.1 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates in the three months ended September 28, 2007.

Insurance recoverables and other income decreased $1.2 million, or 81.1%, to $0.3 million for the three months ended September 26, 2008 from $1.5 million for the same period of the prior year. The decrease was due to a higher rate of exit strategy costs that were covered by insurance in the fiscal 2008 period compared to fiscal 2009.

COS decreased $6.4 million, or 10.7%, to $53.5 million for the three months ended September 26, 2008 from $59.9 million for the same period of the prior year. The decrease was attributable to a $1.3 million reduction in payroll due to headcount reductions, a $2.4 million decrease in bonus costs as a result of the implementation of our new “pay for performance” bonus plan, a $1.0 million decrease in claims costs associated with our self insured medical benefits plan and a $0.6 million decrease in facility costs. Also contributing to the decrease were reductions in our contract loss provision as well as marketing and travel expenses. As a percentage of NSR, COS was 81.2% and 84.0% for the three months ended September 26, 2008 and September 28, 2007, respectively.

G&A expenses decreased $0.2 million, or 2.3%, to $8.6 million for the three months ended September 26, 2008 from $8.8 million for the same period of the prior year. The decrease was primarily attributable to a $0.6 reduction of corporate administration costs as we continued to centralize our administration functions. The decrease was partially offset by a $0.3 increase in litigation costs.

The provision for doubtful accounts decreased by 1.2% to $0.80 million for the three months ended September 26, 2008 from $0.81 million for the same period of the prior year. The decrease was primarily due to lower gross revenue.

Goodwill impairment charges decreased $76.7 million to $0 for the three months ended September 26, 2008. An impairment charge of $76.7 million was recorded in the three months ended September 28, 2007 to write down the carrying value of goodwill. Given the significant decline in our stock price coupled with a slower than anticipated operational turnaround, we assessed the recovery of goodwill as of September 28, 2007 through an analysis based on market capitalization, discounted cash flows and other factors and concluded that there was an impairment as of September 28, 2007. There was no such charge related to the quarter ended September 26, 2008.

Depreciation and amortization decreased $0.2 million, or 9.2%, to $1.9 million for the three months ended September 26, 2008 from $2.1 million for the same period of the prior year because in the fourth quarter of fiscal 2008, we consolidated or closed 14 offices and impaired certain assets associated with these offices.

Interest expense decreased $0.1 million, or 13.3%, to $0.9 million for the three months ended September 26, 2008 from $1.0 million for the same period of the prior year. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $30.5 million in the first quarter of 2008 to $25.5 million in fiscal 2009 along with lower average quarterly interest rates being charged on the line of credit in fiscal 2009 of 8.47% versus 8.90% in fiscal 2008.

During the three months ended September 28, 2007, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a charge of $12.1 million was recorded in the quarter ended September 28, 2007 to offset the deferred tax assets as of June 30, 2007.

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

Cash flows used in operating activities were $2.2 million for the three months ended September 26, 2008. Uses of cash for the three months ended September 26, 2008 totaled $25.6 million and consisted primarily of the following: (1) an $18.5 million decrease in our deferred revenues, due primarily to work performed on existing Exit Strategy contracts; (2) a $2.4 million decrease in other accrued liabilities, primarily due to legal cases being settled and audit fees being paid; (3) a $2.2 million increase in prepaid expenses and other current assets, primarily due to fiscal 2009 insurance premiums being recorded during the first quarter; and (4) a $2.0 million decrease in accrued compensation and benefits, primarily due to less days of the payroll period accrued at September 26, 2008. Cash used during the three months ended September 26, 2008 was offset by sources of cash totaling $23.3 million consisting primarily of the following: (1) an

$11.8 million decrease in restricted investments due to work performed on Exit Strategy projects; (2) a $6.8 million increase in accounts payable due to tighter working capital management; and (3) a $3.5 million decrease in accounts receivable.

Accounts receivable include both billed receivables associated with invoices submitted for work performed and unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. A common measure of the efficiency of the billing and collection process is typically evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue after adjusting for acquisitions. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 94 days at September 26, 2008 from 91 days at June 30, 2008. Our goal is to reduce DSO to less than 90 days.

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

Investing activities used cash of approximately $0.3 million during the three months ended September 26, 2008. Cash used consisted primarily of $0.8 million for property and equipment additions which were offset by $0.4 million from restricted investments and $0.1 million from proceeds received from the sale of fixed assets.

During the three months ended September 26, 2008, financing activities used cash of $3.0 million to pay down the balance outstanding on our credit facility.

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as the lead lender and administrative agent and Textron Financial Corporation as an additional lender. The Credit Agreement, as amended, provides the Borrower with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the Credit Agreement bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month EBITDA commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required the Company to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $2.4 million, $5.7 million, $9.0 million and $7.9 million for the quarter, two quarter, three quarter and four quarter periods ended September 28, 2007, December 28, 2007, March 28, 2008 and June 30, 2008, respectively. The definition of EBITDA also provided an aggregate allowance for restructuring charges in the amount of $2.8 million in fiscal 2008. The Company failed to achieve the required levels of EBITDA for the years ended June 30, 2008 and 2007, however, the violations have been waived by the lenders as described below. The Company must maintain average monthly backlog of $190.0 million. Capital expenditures are limited to $10.1 million and $10.6 million for the fiscal years ended June 30, 2008 and 2009 and thereafter, respectively. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Borrower and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

The Credit Agreement has been amended and all covenant violations have been waived. In general, the amendments have been to revise dates for delivery of financial statements, change definitions, and/or amend covenant requirements. The Credit Agreement was amended as of August 19, 2008 to waive a default with respect to the required minimum EBITDA covenant for the 12 month period ended June 30, 2008; amend that covenant for fiscal 2009 to require the Company to maintain minimum EBITDA of $2.1 million, $3.8 million, $7.6 million and $12.8 million for the quarter, two quarter, three quarter and four quarter periods ending on September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively; amend the covenant in subsequent years to an amount to be determined by the lenders based on Company projections but not less than $14.0 million annually; amend a definition in the borrowing base that effectively reduces the availability under the line from $50.0 million to $47.5 million; and amend certain definitions in the Credit Agreement. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $1.5 million in fiscal 2009.

Based on our current operating plans, we believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions resulting in, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Our ability to draw on our line of credit does not appear to be jeopardized at this time. However, we have had violations of several covenants in the past, all of which were waived by our lenders. Any future violations of our covenants would result in events of default which could (1) deny us additional access to funds under the credit facility; and (2) give the lenders the right to demand repayment of the amount outstanding which we would be unable to repay without refinancing. Any such refinancing, would be difficult, especially in light of the recent disruption in the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend, particularly to companies that have experienced recent or ongoing negative financial results.

We have not experienced any material impacts to liquidity or access to capital as a result of the disruptions in the financial and credit markets. Management cannot predict with any certainty the impact to us of any further or continued disruption. The deterioration of the economic conditions in the United States have been broad and dramatic. The current adverse state of the economy and the possibility that economic conditions will continue to deteriorate may affect businesses such as ours in a number of ways. While we cannot directly measure it, the current credit crisis may affect the ability of our customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their purchases from us which could adversely affect our ability to generate profits and cash flows. In addition our business is significantly dependent on the availability of insurance, including our commercial coverage as well as cost cap and related insurance for our Exit Strategy program. Much of the commercial coverage and all of the Exit Strategy related insurance is underwritten by subsidiaries of the American International Group (“AIG”). We believe we will continue to have adequate insurance for current operations, but to the extent coverage were lost or reduced and replacement coverage were not available, we could be negatively impacted. We are unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions. Management will continue to closely monitor the credit markets and our liquidity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our credit agreement which provides for borrowings bearing interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on Trailing Twelve Month EBITDA.

Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the facility’s maturity date. Under its term, the facility matures on July 17, 2011 or earlier, at our discretion, upon payment in full of loans and other obligations.

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

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 26, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 26, 2008, due to material weaknesses that exist within the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.”

Notwithstanding the material weaknesses identified below, we performed additional detailed procedures and analysis and other post-closing procedures during the preparation of the Company’s consolidated financial statements, and our management has concluded that our consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

These reviews and control activities include performing detailed account reconciliations of all material account balances included in the Company’s consolidated balance sheet in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of the Company’s consolidated financial statements.

b. Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, future periods are subject to the risk that existing controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company’s internal control over financial reporting as of September 26, 2008:

•                  Ineffective controls at the entity level:  As evidenced by the material weaknesses described below, management concluded that the Company’s entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities have not been designed adequately. With respect to the control environment, monitoring function, dissemination of information and communication activities material weaknesses, the Company’s management determined that these were primarily attributable to changes in and the inexperience of the Company’s accounting personnel as well as issues relating to the implementation of the Company’s single enterprise resource planning (“ERP”) system. The ERP system provides a centralized operating platform that allows the Company to effectively integrate all of the Company’s processes under a single system and is being used by the Company as a basis for instituting system-wide controls. The risk assessment material weakness was primarily attributable to management’s inability to complete a formalized entity-level risk assessment. These material weaknesses contributed to the other material weaknesses described below and an environment where there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

•      Inadequate controls related to the financial reporting and closing process:  The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in the following areas: (i) preparation, review and approval of account analyses, summaries and reconciliations; (ii) reconciliation of subsidiary ledgers to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) review and approval of journal entries; (iv) accuracy of information input to and output from the financial reporting and accounting systems; (v) analysis of intercompany activity; and (vi) accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the Company’s account balances and disclosures, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

•      Inadequate controls related to the expenditure cycle:  The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operation of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved; and (v) duties related to check signing, invoice processing and invoice approval were adequately segregated. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s cost of services, selling, general and administrative expenses, accounts payable and other accrued liabilities will not be prevented or detected on a timely basis.

•      Inadequate controls related to the payroll cycle:  The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in the following areas: (i) changes to the payroll master files are reviewed and approved; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (viii) payroll is recorded in the appropriate period. These control deficiencies result in a reasonable possibility that a material misstatement of the

Company’s cost of services, selling, general and administrative expenses and accrued compensation and benefits will not be prevented or detected on a timely basis.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 26, 2008 based on the COSO Framework.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2008, and concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on COSO criteria.

c. Remediation Status

Many of the material weaknesses described above resulted from the Company’s decentralized operating and reporting structure. In May 2007 the Company implemented a new ERP system which is the foundation for improving the Company’s internal controls. As a result of implementation issues and difficulties associated with the implementation, it has taken longer to remediate the Company’s material weaknesses than originally expected. However, primarily as a result of the system conversion and related activities, the Company was able to remediate two of the Company’s previously reported material weaknesses during the fourth quarter of fiscal 2008 as further discussed below.

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

•      Conducted periodic training sessions for existing financial reporting and accounting personnel,

Management has also identified the following additional measures that, in combination with the aforementioned actions, address the remaining material weaknesses:

•      Developing and formalizing a risk assessment process;

•      Further enhancing the Company’s information systems to facilitate communication across the organization,

•      Appointing a director of internal audit and implementing a co-sourcing arrangement with a third party to provide additional resources to an internal audit function,

•      Re-engineering the process and controls around the job costing and revenue recognition process,

•      Completing the consolidation of certain processes to a shared service environment to implement common practices and policies.

The Company has devoted substantial resources to the remediation plans and efforts. Notwithstanding the plans and efforts of management, there is a risk that the Company may be unable to fully remediate these material weaknesses by June 30, 2009. Further, once fully implemented, the operating effectiveness of these remedial actions must be tested over a sufficient period of time in order for management to determine that the remaining material weaknesses have been remediated.

d. Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there were changes to the Company’s internal control over financial reporting as described below.

Material weakness related to inadequate segregation of duties.  As of June 30, 2007 management concluded that it had not designed and implemented controls to maintain appropriate segregation of duties in its manual and computer-based business processes which could affect the Company’s purchasing controls, the limits on the delegation of authority for expenditures, and the proper review of manual journal entries.

During 2008, the Company designed and implemented the following controls to address this previously reported material weakness:

•      Review and approval of journal entries,

•      Review and approval of cash disbursements,

•      Reconciliation and review of its sub-ledgers to its general ledger, and

•      Implementation of a centralized ERP system that defines the user names and roles of each of the Company’s employees.

Management concluded that the above control enhancements successfully remediated the material weakness related to segregation of duties during the fourth quarter of fiscal 2008.

Material weakness related to general computer controls. As of June 30, 2007 management concluded that it had not designed and implemented controls that supported the information technology environment. Specifically, the Company identified aggregate deficiencies in the following areas: (i) access to financial applications for appropriate personnel; (ii) sufficient password content restrictions; (iii) systems configuration with appropriate security monitoring capabilities; and (iv) appropriate change management of financial applications including testing and validation of system conversions prior to implementation, conversion of date from legacy systems and monitoring and restriction of access to vendor-supported systems.

During 2008, the Company designed and implemented the following controls to address this previously reported material weakness:

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

There were no additional changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings

See Note 12 under Part I, Item 1, Financial Information.

Item 1A.      Risk Factors

No material changes.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

10.11.13

Thirteenth Amendment to Credit Agreement, dated August 19, 2008, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company’s Form 8-K filed on August 21, 2008.

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

TRC COMPANIES, INC.

November 5, 2008	by:	/s/ Thomas W. Bennet, Jr.
Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)