Form 10-Q
period 2008-12-26
TRC COMPANIES INC /DE/
filed 2009-02-04
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2008

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

YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

On December 26, 2008 there were 19,334,356 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED DECEMBER 26, 2008

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2008	2007	2008	2007
Gross revenue	$113,869	$110,932	$228,862	$234,586
Less subcontractor costs and other direct reimbursable charges	52,312	44,675	101,381	97,006
Net service revenue	61,557	66,257	127,481	137,580

Interest income from contractual arrangements	612	1,007	1,390	2,078
Insurance recoverables and other income	13,273	17	13,562	1,545

Operating costs and expenses:
Cost of services	62,763	56,137	116,300	116,058
General and administrative expenses	8,895	7,830	17,516	16,651
Provision for doubtful accounts	874	695	1,674	1,505
Goodwill and intangible asset write-offs	21,438	—	21,438	76,678
Depreciation and amortization	1,859	2,024	3,768	4,126
	95,829	66,686	160,696	215,018
Operating (loss) income	(20,387)	595	(18,263)	(73,815)
Interest expense	846	971	1,733	1,994
Loss from operations before taxes, minority interest and equity in losses	(21,233)	(376)	(19,996)	(75,809)
Federal and state income tax (benefit) provision	(850)	101	(668)	12,338
Minority interest	—	30	—	57
Loss from operations before equity in losses	(20,383)	(447)	(19,328)	(88,090)
Equity in losses from unconsolidated affiliates	—	—	—	(12)
Net loss	$(20,383)	$(447)	$(19,328)	$(88,102)

Basic and diluted loss per common share	$(1.06)	$(0.02)	$(1.01)	$(4.74)

Weighted-average shares outstanding:
Basic	19,262	18,706	19,196	18,577
Diluted	19,262	18,706	19,196	18,577

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	December 26,	June 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,664	$1,306
Accounts receivable, less allowance for doubtful accounts	113,999	124,202
Insurance recoverable - environmental remediation	22,100	9,028
Income taxes refundable	1,300	532
Restricted investments	28,138	32,213
Prepaid expenses and other current assets	17,592	16,461
Total current assets	188,793	183,742

Property and equipment, at cost	49,618	55,595
Less accumulated depreciation and amortization	34,771	37,380
	14,847	18,215
Goodwill	35,119	54,465
Investments in and advances to unconsolidated affiliates and construction joint ventures	531	548
Long-term restricted investments	56,507	76,216
Long-term prepaid insurance	49,423	51,081
Other assets	10,815	13,052
Total assets	$356,035	$397,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,737	$27,366
Accounts payable	47,928	55,519
Accrued compensation and benefits	26,280	24,914
Deferred revenue	41,966	40,161
Environmental remediation liabilities	914	1,473
Other accrued liabilities	46,637	41,546
Total current liabilities	194,462	190,979
Non-current liabilities:
Long-term debt, net of current portion	5,578	11,944
Long-term income taxes payable	949	910
Long-term deferred revenue	107,869	127,846
Long-term environmental remediation liabilities	7,707	7,969
Total liabilities	316,565	339,648

Commitments and contingencies
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common, $.10 par value; 30,000,000 shares authorized, 19,337,838 and 19,334,356 shares issued and outstanding, respectively, at December 26, 2008, and 19,093,555 and 19,090,073 shares issued and outstanding, respectively, at June 30, 2008	1,934	1,909
Additional paid-in capital	154,720	153,259
Accumulated deficit	(116,854)	(97,526)
Accumulated other comprehensive (loss) income	(297)	62
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity	39,470	57,671
Total liabilities and shareholders’ equity	$356,035	$397,319

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	December 26,	December 28,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,328)	$(88,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	3,768	4,126
Directors deferred compensation	60	83
Stock-based compensation expense	1,388	1,061
Provision for doubtful accounts	1,674	1,505
Non-cash interest expense (income)	49	(21)
Deferred income taxes	39	12,137
Equity in losses from unconsolidated affiliates and construction joint ventures	17	2,563
Goodwill and intangible asset write-offs	21,438	76,678
Minority interest	—	(57)
(Gain) loss on disposals of assets	(12)	83
Other non-cash items	52	(66)
Changes in operating assets and liabilities:
Accounts receivable	8,529	(5,698)
Insurance recoverable - environmental remediation	(13,072)	(1,398)
Income taxes refundable	(768)	310
Restricted investments	22,764	10,523
Prepaid expenses and other current assets	(4,115)	(653)
Long-term prepaid insurance	1,658	1,657
Other assets	(82)	(105)
Accounts payable	(7,449)	5,992
Accrued compensation and benefits	1,046	77
Deferred revenue	(18,172)	(12,887)
Environmental remediation liabilities	(821)	(2,367)
Other accrued liabilities	8,322	(2,031)
Net cash provided by operating activities	6,985	3,410

Cash flows from investing activities:
Additions to property and equipment	(1,379)	(3,063)
Restricted investments	613	673
Earnout payments on acquisitions	—	(1,221)
Proceeds from sale of fixed assets	112	26
Cash paid for land improvements	(4)	(845)
Proceeds from sale of businesses, net of cash sold	—	3,246
Net cash used in investing activities	(658)	(1,184)

Cash flows from financing activities:
Net repayments under revolving credit facility	(1,996)	(4,956)
Payments on long-term debt and other	(84)	(416)
Borrowings of long-term debt	—	50
Proceeds from exercise of stock options	111	2,878
Net cash used in financing activities	(1,969)	(2,444)

Increase (decrease) in cash and cash equivalents	4,358	(218)
Cash and cash equivalents, beginning of period	1,306	430
Cash and cash equivalents, end of period	$5,664	$212

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 26, 2008 and December 28, 2007

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

The Company incurred a net loss of $19,328 for the six months ended December 26, 2008 as well as significant net losses for the fiscal years ended June 30, 2008, 2007 and 2006. The net loss for the six months ended December 26, 2008 was primarily attributable to a goodwill impairment charge of $19,346 and an intangible asset impairment charge of $2,092. During the six months ended December 26, 2008, the Company began to realize the benefits from the turnaround and restructuring efforts undertaken in prior fiscal years as evidenced by the improved financial results. The Company continues to take actions aimed at improving profitability and cash flows from operations. Specifically, the Company is enhancing controls over project acceptance, which it believes will reduce the level of contract losses; the Company is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; and the Company continues to improve the timeliness of customer invoicing and enhance its collection efforts. The Company believes this will result in fewer write-offs of project revenue and reduce the Company’s reliance on its revolving credit agreement. The Company also continues to improve project management, which it believes will improve project profitability. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the foreseeable future.

The Company finances its operations through cash generated by operating activities and borrowings under its $50,000 revolving credit facility with Wells Fargo Foothill, Inc., as the lead lender and administrative agent and Textron Financial Corporation (“Textron”) as an additional lender. That credit facility contains covenants which, among other things, require the Company to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and maintain a minimum level of backlog. The Company is dependent on this credit facility for short term liquidity needs.

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

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions resulting in, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The Company’s ability to draw on its line of credit does not appear to be jeopardized at this time. However, the Company has had violations of several covenants in the past, all of which were waived by its lenders. Any future violations of the Company’s covenants would result in events of default which could (1) deny the Company additional access to funds under the credit facility; and (2) give the lenders the right to demand repayment of the amount outstanding which the Company would be unable to repay without refinancing. Any such refinancing would be difficult, especially in light of the current state of the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend, particularly to companies that have experienced recent or ongoing negative financial results.

In December 2008, Textron announced that they are in the process of exiting their commercial finance businesses, including their asset based lending and structured capital segments. Textron indicated its exit plan will be affected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. At this time, it is unclear how Textron’s exit plan will impact the Company’s credit facility. Textron is a 30% participant in the Company’s $50,000 revolving credit facility lending $7,500 of the $25,000 of borrowings outstanding at December 26, 2008.

The Company has not experienced any material impacts to liquidity or access to capital as a result of the disruptions in the financial and credit markets. Management cannot predict with any certainty the impact to the Company of any further or continued disruption. The deterioration of the economic conditions in the United States has been broad and dramatic. The current adverse state of the economy and the possibility that economic conditions will continue to deteriorate may affect businesses such as the Company in a number of ways. While management cannot directly measure it, the current credit crisis may affect the ability of the Company’s customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with the Company which could adversely affect its ability to generate profits and cash flows. In addition the Company’s business is significantly dependent on the availability of insurance, including its commercial coverage as well as cost cap and related insurance for the Company’s Exit Strategy program. Much of the commercial coverage and all of the Exit Strategy related insurance is underwritten by subsidiaries of the American International Group. The Company believes it will continue to have adequate insurance for current operations, but to the extent coverage were lost or reduced and replacement coverage were not available, the Company could be negatively impacted. The Company is unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions. Management will continue to closely monitor the credit markets and the Company’s liquidity.

The condensed consolidated balance sheet at December 26, 2008 and the condensed consolidated statements of operations for the three and six months ended December 26, 2008 and December 28, 2007 and the condensed consolidated statement of cash flows for the six months ended December 26, 2008 and December 28, 2007 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. SFAS 159 became effective for the Company on July 1, 2008, and the Company chose not to elect the fair value option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Company will adopt SFAS 141R on July 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) — an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 on January 1, 2009 and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

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

In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46R-8”). FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. The Company has adopted FSP 140-4 and FIN 46R-8 as of December 26, 2008 as disclosures required by FSP 140-4 and FIN 46R-8 became effective for the Company in the fiscal quarter ending December 26, 2008. FSP 140-4 and FIN 46R-8 affect disclosures only and therefore have no impact on the Company’s financial condition, results of operations or cash flows.

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

Level 1 Inputs — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (i.e. New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.

Level 3 Inputs — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis as of December 26, 2008.

Assets Measured at Fair Value on a Recurring Basis as of December 26, 2008

	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds	$3,798	$—	$—	$3,798
Money Market Accounts	609	—	—	609
U.S. Government Obligations	618	—	—	618
Total	$5,025	$—	$—	$5,025

Assets Measured at Fair Value on a Non-Recurring Basis as of December 26, 2008

Certain assets were measured at fair value on a non-recurring basis and are not included in the table above. These assets include goodwill and certain intangible assets that were impaired during the second quarter of fiscal 2009.  The following table presents, by caption on the condensed consolidated balance sheet, the fair value hierarchy for those assets measured at fair value on a non-recurring basis during fiscal 2009.

	Carrying Value at Dec. 26, 2008	Level 1	Level 2	Level 3	Total	Total Fair Value Loss for the Six Months Ended Dec. 26, 2008
Assets
Goodwill (1)	$35,119	$—	$—	$35,119	$35,119	$19,346
Intangible Assets:
Customer relationships (2)	2,012	—	—	2,012	2,012	2,092
Engineering licenses	426	—	—	426	426	—
Patent	17	—	—	17	17	—
Total	$37,574	$—	$—	$37,574	$37,574	$21,438

(1)   Goodwill with a carrying value of $54,465 was written down to its fair value of $35,119, resulting in an impairment charge of $19,346. The Company assessed the recoverability of goodwill as of December 26, 2008, which is the annual impairment date. The impairment charge relates to the environmental and infrastructure businesses, which represent reporting units under SFAS 142. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The aggregate fair value of the Company’s reporting units declined from the June 30, 2008 valuation to the December 26, 2008 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies. See Note 9 for additional discussion on the valuation of goodwill.

(2)   Intangible assets with a carrying value of $4,104 were written down to their fair value of $2,012, resulting in an impairment charge of $2,092. The impairment charge relates to customer relationships within the infrastructure reporting unit. The fair value of intangible assets is based on discounted cash flows. See Note 9 for additional discussion on the impairment of customer relationships.

4.                                      Restructuring Costs

A summary of restructuring costs activity for the six months ended December 26, 2008 is as follows:

	Facility Closures	Employee Severance	Total
Liability balance at July 1, 2008	$2,297	$330	$2,627
Payments	(1,065)	(325)	(1,390)
Adjustments	(42)	(5)	(47)
Liability balance at December 26, 2008	$1,190	$—	$1,190

As of December 26, 2008, $1,190 of facility closure costs remain accrued and are expected to be paid over various remaining lease terms through fiscal 2013.

5.                                      Stock-Based Compensation

At December 26, 2008, the Company had stock-based compensation awards outstanding under: the TRC Companies, Inc. Restated Stock Option Plan, and the 2007 Equity Incentive Plan, collectively, “the Plans.” The Plans were approved by the Company’s shareholders. Options are awarded by the Compensation Committee of the Board of Directors; however, the Compensation Committee has delegated to the Chief Executive Officer the authority to grant options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period. Share-based awards under the Plans consist of stock option awards, restricted stock awards (“RSA’s”) and restricted stock units (“RSU’s”).

On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including stock options, restricted stock, and other stock-based awards based on estimated fair values. SFAS 123(R) superseded previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin

(“SAB”) No. 107, Share-Based Payment (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.

Compensation Expense

During the three and six months ended December 26, 2008 and December 28, 2007, the Company recognized compensation expense in cost of services and general and administrative expenses on the condensed consolidated statements of operations with respect to stock options, RSA’s and RSU’s as follows:

	Three Months Ended				Three Months Ended
	December 26, 2008				December 28, 2007
	Stock Options	RSA’s	RSU’s	Total	Stock Options	RSA’s	RSU’s	Total
Cost of services	$115	$101	$—	$216	$152	$50	$—	$202
General and administrative expenses	145	103	294	542	232	59	—	291
Total stock-based compensation	$260	$204	$294	$758	$384	$109	$—	$493

	Six Months Ended				Six Months Ended
	December 26, 2008				December 28, 2007
	Stock Options	RSA’s	RSU’s	Total	Stock Options	RSA’s	RSU’s	Total
Cost of services	$308	$198	$—	$506	$300	$86	$—	$386
General and administrative expenses	385	203	294	882	502	173	—	675
Total stock-based compensation	$693	$401	$294	$1,388	$802	$259	$—	$1,061

No net tax benefit was recorded with respect to this expense during the periods presented above as the Company has determined that it is more likely than not that the Company will not realize these deferred tax assets.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value options granted for the three and six months ended December 26, 2008 and December 28, 2007 are as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2008	2007	2008	2007
Risk-free interest rate	1.37% - 1.75%	3.38% - 4.25%	1.37% - 2.92%	3.38% - 4.62%
Expected life	4.0 years	4.0 - 5.4 years	4.0 years	4.0 - 5.4 years
Expected volatility	61.1% - 65.3%	42.9% - 48.0%	50.3% - 65.3%	42.9% - 48.0%
Expected dividend yield	None	None	None	None

The approximate weighted-average grant date fair values using the Black-Scholes option pricing model of all stock options granted during the three and six months ended December 26, 2008 and December 28, 2007 were as follows:

Three Months Ended		Six Months Ended
December 26,	December 28,	December 26,	December 28,
2008	2007	2008	2007

$0.87	$3.43	$1.33	$4.59

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

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company has determined the fiscal 2009, 2008, 2007 and 2006 expected term assumptions under the “simplified method” as defined under SAB 107 and SAB 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the simplified method in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 was effective for stock options granted after December 31, 2007.

A summary of stock option activity for the six months ended December 26, 2008 under the Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Price	Contractual Life	Intrinsic Value
	Options	Per Share	(in years)	(in thousands)

Outstanding options at July 1, 2008 (1,532 exercisable)	2,348	$11.92	5.3	$83
Granted	27	3.18
Exercised	(4)	2.75
Forfeited	(27)	10.45
Expired	(115)	13.47
Outstanding options at September 26, 2008	2,229	$11.76	5.2	$26
Granted	7	1.76
Exercised	(36)	2.75
Forfeited	(31)	10.30
Expired	(63)	8.75
Outstanding options at December 26, 2008	2,106	$11.99	5.1	$1
Options exercisable at December 26, 2008	1,532	$13.08	4.5	$—
Options available for future grants	727

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 26, 2008 (for outstanding options), less the applicable exercise price. The total intrinsic value of options exercised during the three and six months ended December 26, 2008 was ($6) and ($1), respectively, and $531 and $2,726 during the three and six months ended December 28, 2007, respectively.

As of December 26, 2008 there was $1,721 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards and Units

Compensation expense for RSA’s granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA’s is determined based on the closing market price of the

Company’s common stock on the grant date. RSA grants totaled 789 shares at a weighted-average grant date fair value of $2.90 for the six months ended December 26, 2008. During the six months ended December 26, 2008, 43 shares vested with a fair value of $483. As of December 26, 2008, unrecognized compensation expense for RSA’s amounted to $3,112, and this cost will be recognized over a weighted-average period of 3.3 years.

On November 12, 2008 the Company’s Board of Directors upon recommendation of the Compensation Committee approved the issuance of an aggregate of 158 shares of RSU’s to the outside members of the Board of Directors at a weighted-average grant date fair-value of $1.90. The RSU’s were considered immediately vested for accounting purposes due to provisions of the RSU agreements. During the three months ended December 26, 2008, the 158 shares of the RSU’s vested with a fair value of $300.

A summary of non-vested restricted stock activity as of December 26, 2008, and changes during the six months then ended is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value

Non-vested at July 1, 2008	159	$11.27
Granted	789	2.90
Vested	(43)	11.24
Forfeited	(5)	11.47
Non-vested at September 26, 2008	900	$3.93
Granted	158	1.90
Vested	(158)	1.90
Forfeited	(22)	5.51
Non-vested at December 26, 2008	878	$3.89

6.                                      Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options, warrants and non-vested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period.  Potentially dilutive shares of common stock outstanding include stock options, warrants and non-vested restricted stock awards and units. Diluted EPS is computed by dividing net loss by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

For the three and six months ended December 26, 2008 and December 28, 2007, the Company reported a net loss; therefore, diluted EPS was equal to basic EPS. The number of outstanding stock options, warrants and non-vested restricted stock awards excluded from the diluted EPS calculations (as they were anti-dilutive) were 3,095 and 3,122 for the three and six months ended December 26, 2008, and 1,643 and 1,627 for the three and six months ended December 28, 2007, respectively. The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 26, 2008 and December 28, 2007:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2008	2007	2008	2007

Net loss	$(20,383)	$(447)	$(19,328)	$(88,102)

Weighted-average basic and diluted common shares outstanding	19,262	18,706	19,196	18,577

Basic and diluted loss per common share	$(1.06)	$(0.02)	$(1.01)	$(4.74)

7.                                      Accounts Receivable

The current portion of accounts receivable at December 26, 2008 and June 30, 2008 was comprised of the following:

	December 26,	June 30,
	2008	2008
Billed	$86,734	$98,683
Unbilled	28,447	29,024
Retainage	7,156	4,679
	122,337	132,386
Less allowance for doubtful accounts	8,338	8,184
	$113,999	$124,202

8.                                      Other Accrued Liabilities

At December 26, 2008 and June 30, 2008, other accrued liabilities were comprised of the following:

	December 26,	June 30,
	2008	2008
Additional purchase price payments	$865	$865
Contract costs and loss reserves	27,598	15,829
Legal costs	11,288	14,959
Lease obligations	2,117	2,437
Audit costs	1,074	1,663
Other	3,695	5,793
	$46,637	$41,546

9.                                      Goodwill and Intangible Assets

At December 26, 2008, the Company had $35,119 of goodwill. Due to changes in the Company’s management reporting the Company had three reporting units as of December 26, 2008 versus one as of June 30, 2008. The reporting units are energy, environmental and infrastructure. Goodwill was allocated to each reporting unit as of December 26, 2008. The primary judgment affecting the Company’s impairment evaluation is the requirement to estimate fair value of the reporting units to which the goodwill relates. For purposes of the evaluation, the Company has identified reporting units, as defined within SFAS 142, at a sector level (e.g. energy, environmental and infrastructure) and has allocated goodwill, using the relative fair value allocation approach, to these reporting units accordingly. In accordance with SFAS 142 goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units utilizing valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. market growth, operating profit margins and discount rates) that reflect current market conditions as well as management judgment. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

The Company assessed the recoverability of goodwill as of December 26, 2008, which is the annual impairment date. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company was 40% discounted cash flows, 40% guideline company approach and 20% guideline transaction approach. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within the Company’s industry. The aggregate fair value of the Company’s reporting units declined from the June 30, 2008 valuation to the December 26, 2008 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies and resulted in non-cash goodwill impairment charges in the environmental and infrastructure reporting units of $19,346 during the quarter ended December 26, 2008.

The Company also performed a goodwill assessment as of September 28, 2007 and concluded that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $76,678 during the quarter ended September 28, 2007.

A considerable amount of management judgment and assumptions are required in performing the impairment tests and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

The changes in the carrying amount of goodwill for the six months ended December 26, 2008 by reporting unit are as follows:

	Energy	Environmental	Infrastructure	Total
Goodwill, July 1, 2008	$26,433	$20,808	$7,224	$54,465
Goodwill impairment charge	—	(12,122)	(7,224)	(19,346)
Goodwill, December 26, 2008	$26,433	$8,686	$—	$35,119

Identifiable intangible assets as of December 26, 2008 and June 30, 2008 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 26, 2008			June 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount

With determinable lives:
Customer relationships	$3,291	$1,279	$2,012	$6,278	$1,953	$4,325
Patent	90	73	17	90	64	26
	3,381	1,352	2,029	6,368	2,017	4,351
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$3,807	$1,352	$2,455	$6,794	$2,017	$4,777

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately twelve years. The weighted-average periods of amortization by intangible asset class is approximately fourteen years for client relationship assets and five years for the patent. The amortization of intangible assets during the three months ended December 26, 2008 and December 28, 2007 was $115 and $156, respectively. The amortization of intangible assets during the six months ended December 26, 2008 and

December 28, 2007 was $230 and $318. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2009 - $131; fiscal 2010 - $251; fiscal 2011 - $244; fiscal 2012 - $243; fiscal 2013 - $243 and fiscal 2014 and thereafter - $917.

Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets are evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. During the quarter ended December 26, 2008, the Company recorded a $2,092 impairment charge based on the results of its impairment review of intangible assets. The review concluded that intangible assets relating to certain customer relationships within the infrastructure reporting unit were not fully recoverable.

10.                               Long-Term Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as the lead lender and administrative agent with Textron Financial Corporation (“Textron”) subsequently joining as an additional lender. The Credit Agreement, as amended, provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the Credit Agreement bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required the Company to maintain a minimum EBITDA of $2,446, $5,654, $9,018 and $7,945 for the quarter, two quarter, three quarter and four quarter periods ended September 28, 2007, December 28, 2007, March 28, 2008 and June 30, 2008, respectively. The definition of EBITDA also provided an aggregate allowance for restructuring charges in the amount of $2,750 in fiscal 2008. The Company failed to achieve the required levels of EBITDA for the years ended June 30, 2008 and 2007, however, the noncompliance has been waived by the lenders. The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $10,099 and $10,604 for the fiscal years ended June 30, 2008 and 2009 and thereafter, respectively. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the Company’s assets and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

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

At December 26, 2008, the Company had borrowings outstanding pursuant to the Credit Agreement of $25,000 at an average interest rate of 8.41% compared to $26,996 of borrowings outstanding at an average interest rate of 8.42% at June 30, 2008. Letters of credit outstanding were $6,943 on December 26, 2008 and June 30, 2008. Funds available to borrow under the Credit Agreement were $15,557 and $13,561 on December 26, 2008 and June 30, 2008, respectively.

In December 2008, Textron announced that they are in the process of exiting their commercial finance businesses, including their asset based lending and structured capital segments. Textron indicated its exit plan will be affected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. At this time, it is unclear how Textron’s exit plan will impact the Company’s Credit Agreement. Textron is a 30% participant in the Company’s $50,000 revolving credit facility lending $7,500 of the $25,000 of borrowings outstanding at December 26, 2008.

11.                               Income Taxes

During the year ended June 30, 2008, the Company determined that it was more likely than not that its deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a deferred tax provision of $22,709 was recorded during the three months ended September 28, 2007 to fully reserve for all of the Company’s deferred tax assets. During the three months ended December 26, 2008, the Company realized a $1,017 income tax benefit related to a refund resulting from an amended federal income tax return.

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

Fagin et. al. v. TRC Companies, Inc. et. al., 44th District Court of Dallas County, Texas, 2005.  Sellers of a business acquired by the Company in 2000 alleged that the purchase price was not accurately calculated based on the net worth of the acquired business and alleged that certain earnout payments to be made pursuant to the purchase agreement for the business were not properly calculated and sought damages to be proved at trial. A settlement was reached in this case. This case was uninsured and the settlement amount was paid during the quarter ended December 26, 2008.

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

Iva Peterson v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Peterson, who sought damages for personal injury caused when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus also brought claims related to the same incident which have been resolved. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the accident site. A settlement has been reached in this case. This case was insured and the settlement amount, which was recorded as an insurance recoverable and an accrued liability as of December 26, 2008, will be paid by the applicable insurance carrier in fiscal 2009.

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

East Palo Alto Hotel Development, LLC v. Lowney Associates, et. al., California Superior Court, San Francisco County, 2006.  A subsidiary of the Company was named as a defendant, along with a number of other defendants, in a lawsuit brought by the developer of a hotel complex in East Palo Alto, California with which the subsidiary contracted to provide geotechnical investigation and related services. The developer sought $14,000 in costs against all defendants for delay and extra work alleging that the subsidiary was negligent in characterizing the extent of foundation settlement to be encountered in construction of the project. This case has been settled. This case was insured and the settlement amount, which was recorded as an insurance recoverable and an accrued liability as of September 26, 2008, was paid by the applicable insurance carrier during the quarter ended December 26, 2008.

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

Roy Roberson v. TRC Solutions, Inc., TRC Companies, Inc., et.al., California Superior Court, Orange County, 2007.  The Company and a subsidiary are named as defendants in a lawsuit brought by a former employee who is seeking damages that allegedly arise out of his employment with the Company. Mr. Roberson’s Complaint includes causes of action against the Company for wrongful termination, discrimination, breach of contract, misrepresentation, failure to pay wages, defamation and emotional distress. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Arthur Katz v. Shalom Gabay d/b/a Avis Unocal et. al., California Superior Court, Los Angeles County, 2008.  The Company and a subsidiary are named as defendants in a lawsuit brought by Mr. Katz who is seeking damages for personal injuries allegedly sustained when he fell in a hole at a gasoline service station. The subsidiary performed environmental testing and monitoring work at the service station prior to plaintiff’s alleged accident. The Company believes that it has meritorious defenses and is adequately insured, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

Harper Construction Company, Inc. v. TRC Environmental Corporation, U.S. District Court, Western District of Oklahoma, 2008.  A subsidiary of the Company was a subcontractor on a project for the design and construction of two instructional facilities at Fort Sill, Oklahoma. The prime contractor on those projects is alleging breach of the subcontracts and is seeking damages for additional costs and expenses related to completion of the subcontract work. The Company has counterclaimed for costs related to contract termination. The Company believes that it has meritorious defenses and a valid counterclaim, but an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $8,804 at December 26, 2008 and $12,935 at June 30, 2008, respectively. The Company also had insurance recovery receivables related to these accruals of $6,464 and $9,695 at December 26, 2008 and June 30, 2008, respectively. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Months Ended December 26, 2008 and December 28, 2007

Beginning with the quarter ended September 28, 2007, we changed our quarter end to the last Friday of the quarter from the last day of the calendar quarter. With the centralization of our businesses, we believe the last Friday of the quarter period reporting is more consistent with our operating cycle, as well as the reporting periods of our industry peers. The quarter ended December 26, 2008 is comparable to the same period in the prior year, however the six months ended December 26, 2008 contains two less calendar days than the same period in the prior year.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors in the sections captioned “Critical Accounting Policies” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and below in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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

Reporting Unit Change

Prior to December 26, 2008, our business consisted of one reportable unit. Due to the current year reorganization of management reporting, our newly identified reporting units that carry goodwill include energy, environmental and infrastructure. We have allocated goodwill to these reporting units using the relative fair value allocation approach.

Results of Operations

We incurred a net loss of $19.3 million for the six months ended December 26, 2008 as well as significant net losses for the fiscal years ended June 30, 2008, 2007 and 2006. The net loss for the six months ended December 26, 2008 was primarily attributable to a goodwill impairment charge of $19.3 million and an intangible asset impairment charge of $2.1 million. During the six months ended December 26, 2008, we began to realize the benefits from the turnaround and restructuring efforts undertaken in prior fiscal years as evidenced by the improved financial results. We continue to take actions aimed at improving profitability and cash flows from operations. Specifically, we are enhancing controls over project acceptance, which we believe will reduce the level of contract losses; we are increasing the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; and we continue to improve the timeliness of customer invoicing and enhance our collection efforts. We believe this will result in fewer write-offs of project revenue and reduce our reliance on our revolving credit agreement. We also continue to improve project management, which we believe will improve project profitability. We believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future.

A summary assessment of the three primary markets for our services follows:

Energy: The utilities in the United States are in the process of a multi-year build-out of the electric transmission grid. Years of underinvestment coupled with an increasingly favorable regulatory environment has provided a good business opportunity for those serving this market. According to a Department of Energy study, $50 billion to $100 billion of investment is needed to modernize the grid. These needs and increased returns on large investments in energy assets provide opportunities to sell services including: permitting, engineering and construction for the electric transmission system and development of renewable energy projects. We are well established in the Northeast and are actively growing our presence in other geographic regions where demand for services is the highest.

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

Infrastructure: Demand for services is expected to be flat in fiscal 2009 due to general economic conditions and the lack of increased public funding. The long-term outlook should be stronger due to alternative funding mechanisms (e.g., private/public partnerships), potential economic stimulus initiatives and the continued need to upgrade, replace or repair aging transportation infrastructure.

Consolidated Results

The following table presents the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three and six months ended December 26, 2008 and December 28, 2007:

	Three Months Ended				Six Months Ended
	Dec. 26,	Dec. 28,	Change		Dec. 26,	Dec. 28,	Change
(Dollars in thousands)	2008	2007	$	%	2008	2007	$	%
Gross revenue	$113,869	$110,932	$2,937	2.6%	$228,862	$234,586	$(5,724)	(2.4)%
Less subcontractor costs and other direct reimbursable charges	52,312	44,675	7,637	17.1	101,381	97,006	4,375	4.5
Net service revenue	61,557	66,257	(4,700)	(7.1)	127,481	137,580	(10,099)	(7.3)
Interest income from contractual arrangements	612	1,007	(395)	(39.2)	1,390	2,078	(688)	(33.1)
Insurance recoverables and other income	13,273	17	13,256	77,976.5	13,562	1,545	12,017	777.8
Cost of services	62,763	56,137	6,626	11.8	116,300	116,058	242	0.2
General and administrative expenses	8,895	7,830	1,065	13.6	17,516	16,651	865	5.2
Provision for doubtful accounts	874	695	179	25.8	1,674	1,505	169	11.2
Goodwill and intangible asset write-offs	21,438	—	21,438	—	21,438	76,678	(55,240)	(72.0)
Depreciation and amortization	1,859	2,024	(165)	(8.2)	3,768	4,126	(358)	(8.7)
Operating (loss) income	(20,387)	595	(20,982)	(3,526.4)	(18,263)	(73,815)	55,552	(75.3)
Interest expense	846	971	(125)	(12.9)	1,733	1,994	(261)	(13.1)
Federal and state income tax (benefit) provision	(850)	101	(951)	(941.6)	(668)	12,338	(13,006)	(105.4)
Minority interest	—	30	(30)	(100.0)	—	57	(57)	(100.0)
Equity in losses from unconsolidated affiliates	—	—	—	—	—	(12)	12	100.0
Net loss	(20,383)	(447)	(19,936)	(4,460.0)	(19,328)	(88,102)	68,774	78.1

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2008	2007	2008	2007
Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	1.0	1.5	1.1	1.5
Insurance recoverables and other income	21.6	—	10.6	1.1

Operating costs and expenses:
Cost of services	102.0	84.7	91.2	84.4
General and administrative expenses	14.5	11.8	13.7	12.1
Provision for doubtful accounts	1.4	1.0	1.3	1.1
Goodwill and intangible asset write-offs	34.8	—	16.8	55.7
Depreciation and amortization	3.0	3.1	3.0	3.0
	155.7	100.6	126.0	156.3
Operating (loss) income	(33.1)	0.9	(14.3)	(53.7)
Interest expense	1.4	1.5	1.4	1.4
Loss from operations before taxes, minority interest and equity in losses	(34.5)	(0.6)	(15.7)	(55.1)
Federal and state income tax (benefit) provision	(1.4)	0.2	(0.5)	9.0
Minority interest	—	(0.1)	—	(0.1)
Loss from operations before equity in losses	(33.1)	(0.7)	(15.2)	(64.0)
Equity in losses from unconsolidated affiliates	—	—	—	—
Net loss	(33.1)%	(0.7)%	(15.2)%	(64.0)%

Gross revenue increased $3.0 million, or 2.6%, to $113.9 million for the three months ended December 26, 2008 from $110.9 million for the same period of the prior year. The increase was primarily due to revenue growth from our Exit Strategy contracts, particularly work associated with a new commercial development site in New York, which increased current quarter gross revenue by $7.0 million. This increase was partially offset by our investment in the Rochester Power Delivery Joint Venture (“RPD JV”). In fiscal 2006, we formed the RPD JV with two other companies to design and construct a $100.0 million electrical transmission and distribution system for Rochester Gas and Electric. The project was nearing completion and therefore generated $4.2 million less revenue when compared to the same period last year.

Gross revenue decreased $5.7 million, or 2.4%, to $228.9 million for the six months ended December 26, 2008 from $234.6 million for the same period of the prior year. In the six months ended December 28, 2007 we received a change order for approximately $5.1 million for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor.

NSR decreased $4.7 million, or 7.1%, to $61.6 million for the three months ended December 26, 2008 compared to $66.3 million for the same period of the prior year. The decrease was primarily related to adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $2.7 million during the three months ended December 26, 2008. Current quarter NSR also showed the effect of personnel departures resulting from the restructuring plan that was implemented in the second half of fiscal 2008.

NSR decreased $10.1 million, or 7.3%, to $127.5 million for the six months ended December 26, 2008 compared to $137.6 million for the same period of the prior year. The decrease was primarily attributable to the $5.1 million decrease in NSR due to the aforementioned design-build change order which was received in the first quarter of fiscal 2007. Current quarter NSR also showed the effect of personnel departures resulting from the restructuring plan that was implemented in the second half of fiscal 2008 and adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $1.9 million during the six months ended December 26, 2008.

Interest income from contractual arrangements decreased $0.4 million, or 39.2%, to $0.6 million for the three months ended December 26, 2008 from $1.0 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates in fiscal 2009 compared to fiscal 2008.

Interest income from contractual arrangements decreased $0.7 million, or 33.1%, to $1.4 million for the six months ended December 26, 2008 from $2.1 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates in fiscal 2009 compared to fiscal 2008.

Insurance recoverables and other income was $13.3 million for the three months ended December 26, 2008 versus $17 thousand for the same period of the prior year. The increase primarily relates to three Exit Strategy projects that had estimated cost increases which are not expected to be funded by the project specific restricted investments and will be funded by the project specific insurance policy procured at project inception to cover, among other things, cost overruns.

Insurance recoverables and other income increased $12.0 million to $13.6 million for the six months ended December 26, 2008 compared to $1.6 million for the same period of the prior year. The increase primarily relates to three Exit Strategy projects that had estimated cost increases which are not expected to be funded by the project specific restricted investments and will be funded by the project specific insurance policy as discussed above.

COS increased $6.6 million, or 11.8%, to $62.7 million for the three months ended December 26, 2008 from $56.1 million for the same period of the prior year. The increase was primarily attributable to a $9.7 million increase in contract loss reserves for the three Exit Strategy contracts as discussed above. This increase was partially offset by a $1.9 million decrease in payroll and fringe benefit costs due to headcount reductions, a $0.5 million decrease in marketing and travel expenses and a $0.4 million decrease in restructuring costs. As a percentage of NSR, COS was 102.0% and 84.7% for the three months ended December 26, 2008 and December 28, 2007, respectively, primarily due to the three Exit Strategy projects that had estimated cost increases.

COS increased $0.2 million, or 0.2%, to $116.3 million for the six months ended December 26, 2008 from $116.1 million for the same period of the prior year. The increase was primarily attributable to a $9.4 million increase in contract loss reserves for the three Exit Strategy contracts as discussed above. This increase was partially offset by a $6.6 million decrease in payroll and fringe benefit costs due to headcount reductions, a $1.3 million decrease in marketing and travel expenses, a $0.8 million decrease in facility/occupancy costs due to prior restructuring initiatives, and a $0.7 million decrease in restructuring costs. As a percentage of NSR, COS was 91.2% and 84.4% for the six months ended December 26, 2008 and December 28, 2007, respectively, primarily due to the three Exit Strategy projects that had estimated cost increases.

G&A expenses increased $1.1 million, or 13.6%, to $8.9 million for the three months ended December 26, 2008 from $7.8 million for the same period of the prior year. The increase was primarily attributable to a $2.4 million increase in legal defense costs and settlement reserves. The increase was partially offset by a $0.6 million decrease in costs for health and general liability insurance, a $0.4 million decrease in bonus expense, and a $0.3 million decrease in corporate payroll expense due to headcount reductions.

G&A expenses increased $0.9 million, or 5.2%, to $17.5 million for the six months ended December 26, 2008 compared to $16.6 million for the same period of the prior year. The increase was primarily attributable to a $2.6 million increase in legal defense costs and settlement reserves. The increase was partially offset by a $0.8 million decrease in costs for health and general liability insurance, and a $0.7 million decrease in corporate labor costs due to headcount reductions.

The provision for doubtful accounts increased $0.2 million, or 25.8% to $0.9 million for the three months ended December 26, 2008 from $0.7 million for the same period of the prior year. The increase was primarily due to the slowing economy.

The provision for doubtful accounts increased $0.2 million, or 11.2%, to $1.7 million for the six months ended December 26, 2008 from $1.5 million for the same period of the prior year. The increase was primarily due to the slowing economy.

An impairment charge of $19.3 million was recorded to write down the carrying value of goodwill and $2.1 million was recorded to impair certain customer relationships intangible assets in the three and six months ended December 26, 2008. We assessed the recoverability of goodwill as of December 26, 2008, which is the annual impairment date. In performing the goodwill assessment, we utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by us was 40% discounted cash flows, 40% guideline company approach and 20% guideline transaction approach. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within the Company’s industry. The aggregate fair value of our reporting units declined from the June 30, 2008 valuation to the December 26, 2008 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies and resulted in non-cash goodwill impairment charges in the environmental and infrastructure reporting units of $19.3 million during the quarter ended December 26, 2008. Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets are evaluated by us to determine if an impairment charge is required. Fair value for intangible assets is based on discounted cash flows. During the quarter ended December 26, 2008, we recorded a $2.1 million impairment charge based on the results of our impairment review of intangible assets. The review concluded that intangible assets relating to certain customer relationships within the infrastructure reporting unit were not fully recoverable.

An impairment charge of $76.7 million was recorded in the six months ended December 28, 2007 to write down the carrying value of goodwill. Given the significant decline in our stock price coupled with a slower than anticipated operational turnaround, we assessed the recovery of goodwill as of September 28, 2007 through an analysis based on market capitalization, discounted cash flows and other factors and concluded that there was an impairment as of September 28, 2007.

Depreciation and amortization decreased $0.2 million, or 8.2%, to $1.9 million for the three months ended December 26, 2008 from $2.0 million for the same period of the prior year, because in the fourth quarter of fiscal 2008 we consolidated or closed 14 offices and impaired certain assets associated with these offices.

Depreciation and amortization decreased $0.3 million, or 8.7%, to $3.8 million for the six months ended December 26, 2008 from $4.1 million for the same period of the prior year. The decrease in depreciation and amortization expense for the first six months of fiscal 2009 is primarily due to the fact that we consolidated or closed 14 offices and impaired certain assets associated with these offices in the fourth quarter of fiscal 2008.

Interest expense decreased $0.1 million, or 12.9%, to $0.9 million for the three months ended December 26, 2008 from $1.0 million for the same period of the prior year. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $28.0 million in the second quarter of fiscal 2008 to $24.5 million in fiscal 2009 along with lower average quarterly interest rates being charged on the line of credit in fiscal 2009 of 8.4% versus 8.6% in fiscal 2008.

Interest expense decreased $0.3 million, or 13.1%, to $1.7 million for the six months ended December 26, 2008 from $2.0 million for the same period in the prior year. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $29.0 million for the six months ended December 28, 2007 to $25.3 million in the same period in fiscal 2008 along with lower average year-to-date interest rates being charged on our credit facility in fiscal 2008 of 8.4% versus 8.8% for the same period in the prior year.

Federal and state income tax benefit increased $1.0 million to $0.9 million for the three months ended December 26, 2008 from a tax provision of $0.1 million for the same period of the prior year primarily attributable to a $1.0 million income tax refund related to a prior year amended federal tax return.

Federal and state income tax benefit increased $13.0 million to $0.7 million for the six months ended December 26, 2008 from a tax provision of $12.3 million for the same period of the prior year. During the six months ended December 28, 2007, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a charge of $12.1 million was recorded in the six months ended December 28, 2007 to offset the deferred tax assets as of June 30, 2007. We also realized a $1.0 million federal income tax refund during the six months ended December 26, 2008 related to a prior year amended federal tax return.

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

Cash flows provided by operating activities were $7.0 million for the six months ended December 26, 2008. Uses of cash for the six months ended December 26, 2008 totaled $44.5 million and consisted primarily of the following: (1) a $18.2 million decrease in our deferred revenues, due primarily to work performed on Exit Strategy contracts; (2) a $13.1 million increase in insurance recoverable due to estimated cost increases on certain Exit Strategy projects that will be funded by project specific insurance policies; (3) a $7.4 million decrease in accounts payable, primarily due to the timing of payments to vendors; and (4) a $4.1 million increase in prepaid expenses and other current assets, primarily due to fiscal 2009 insurance premiums being recorded in the first six months. Cash used during the six months ended December 26, 2008 was offset by sources of cash totaling $42.3 million consisting primarily of the following: (1) a $22.8 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) an $8.5 million decrease in accounts receivable due to a reduction in gross revenue; (3) an $8.3 million increase in other accrued liabilities primarily related to contract losses recorded on Exit Strategy projects to be funded from the insurance recoverable discussed above; and (4) a $1.7 million decrease in long-term prepaid insurance.

Accounts receivable include both billed receivables associated with invoices submitted for work performed and unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. A common measure of the efficiency of the billing and collection process is typically evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue after adjusting for acquisitions. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 90 days at December 26, 2008 from 91 days at June 30, 2008. Our goal is to reduce DSO to less than 90 days.

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

Investing activities used cash of approximately $0.7 million during the six months ended December 26, 2008. Cash used consisted primarily of $1.4 million for property and equipment additions which were offset by $0.6 million from restricted investments and $0.1 million from proceeds received from the sale of fixed assets.

During the six months ended December 26, 2008, financing activities used cash of $2.0 million to pay down the balance outstanding on our credit facility.

On July 17, 2006, we and substantially all of our subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as the lead lender and administrative agent with Textron Financial Corporation (“Textron”) subsequently joining as an additional lender. The Credit Agreement, as amended, provides us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the Credit Agreement bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on average excess availability as defined under the Credit Agreement through November 28, 2007 and based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) commencing November 29, 2007. The Credit Agreement contains covenants which, among other things, required us to maintain a minimum

EBITDA of $2.4 million, $5.7 million, $9.0 million and $7.9 million for the quarter, two quarter, three quarter and four quarter periods ended September 28, 2007, December 28, 2007, March 28, 2008 and June 30, 2008, respectively. The definition of EBITDA also provided an aggregate allowance for restructuring charges in the amount of $2.8 million in fiscal 2008. We failed to achieve the required levels of EBITDA for the years ended June 30, 2008 and 2007, however, the noncompliance has been waived by the lenders. We must maintain average monthly backlog of $190.0 million. Capital expenditures are limited to $10.1 million and $10.6 million for the fiscal years ended June 30, 2008 and 2009 and thereafter, respectively. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

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

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions resulting in, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Our ability to draw on our line of credit does not appear to be jeopardized at this time. However, we have had violations of several covenants in the past, all of which were waived by our lenders. Any future violations of our covenants would result in events of default which could (1) deny us additional access to funds under the credit facility; and (2) give the lenders the right to demand repayment of the amount outstanding which we would be unable to repay without refinancing. Any such refinancing, would be difficult, especially in light of the current state of the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend, particularly to companies that have experienced recent or ongoing negative financial results.

In December 2008, Textron announced that they are in the process of exiting their commercial finance businesses, including their asset based lending and structured capital segments. Textron indicated its exit plan will be affected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. At this time, it is unclear how Textron’s exit plan will impact our Credit Agreement. Textron is a 30% participant in our $50.0 million revolving credit facility lending $7.5 million of the $25.0 million of borrowings outstanding at December 26, 2008.

We have not experienced any material impacts to liquidity or access to capital as a result of the disruptions in the financial and credit markets. Management cannot predict with any certainty the impact to us of any further or continued disruption. The deterioration of the economic conditions in the United States has been broad and dramatic. The current adverse state of the economy and the possibility that economic conditions will continue to deteriorate may affect businesses such as ours in a number of ways. While we cannot directly measure it, the current credit crisis may affect the ability of our customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows. In addition our business is significantly dependent on the availability of insurance, including our commercial coverage as well as cost cap and related insurance for our Exit Strategy program. Much of the commercial coverage and all of the Exit Strategy related insurance is underwritten by subsidiaries of the American International Group. We believe we will continue to have adequate insurance for current operations, but to the extent coverage were lost or reduced and replacement coverage were not available, we could be negatively impacted. We are unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions. Management will continue to closely monitor the credit markets and our liquidity.

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

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 26, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 26, 2008, due to material weaknesses that existed within the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.”

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

b. Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, future periods are subject to the risk that existing controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 26, 2008:

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 26, 2008 based on the COSO Framework.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2008, and concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on COSO criteria.

c. Remediation Status

Many of the material weaknesses described above resulted from the Company’s historically decentralized operating and reporting structure. In May 2007, the Company implemented a new ERP system which is the foundation for improving the Company’s internal controls. As a result of implementation issues and difficulties associated with the implementation, it has taken longer to remediate the Company’s material weaknesses than originally expected. However, primarily as a result of the system conversion and related activities, the Company was able to remediate two of the Company’s previously reported material weaknesses during the fourth quarter of fiscal 2008 as further discussed below.

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

Material Weakness related to Entity Level Controls:  As of June 30, 2008  Management concluded that the Company’s entity-level controls related to the control environment, risk assessment, monitoring function and dissemination of information and communication activities had not been designed adequately.

Entity Level Controls were tested as of September 26, 2008 with no significant findings by the internal audit co-sourced firm. Final roll forward testing will be completed in the fourth quarter of fiscal 2009.

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

Material weakness related to general computer controls. As of June 30, 2007 management concluded that it had not designed and implemented controls that supported the information technology environment. Specifically, the Company identified aggregate deficiencies in the following areas: (i) access to financial applications for appropriate personnel; (ii) sufficient password content restrictions; (iii) systems configuration with appropriate security monitoring capabilities; and (iv) appropriate change management of financial applications including testing and validation of system conversions prior to implementation, conversion of data from legacy systems and monitoring and restriction of access to vendor-supported systems.

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

There were no additional changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 under Part I, Item 1, Financial Information.

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Meeting of Shareholders held on November 13, 2008, our shareholders approved the following:

(1) The election of the following directors for a one-year term and until his successor is duly elected and qualified:

Nominee	For	Withheld	Against/Abstain
Christopher P. Vincze	16,425,933	157,611	—
Sherwood L. Boehlert	16,427,758	155,786	—
Friedrich K. M. Bohm	13,872,760	2,710,784	—
F. Thomas Casey	13,884,868	2,698,676	—
Stephen M. Duff	13,896,065	2,687,479	—
Robert W. Harvey	16,438,855	144,689	—
J. Jeffrey McNealey, Esq.	13,858,893	2,724,651	—

(2) The ratification of Deloitte & Touche LLP as the Company’s registered public accountant for the current fiscal year	16,531,802	23,328	28,414

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

February 4, 2009	by:	/s/ Thomas W. Bennet, Jr.
Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)