Form 10-Q
period 2009-03-27
TRC COMPANIES INC /DE/
filed 2009-05-06
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2009

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
YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

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

On March 27, 2009 there were 19,344,475 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 27, 2009

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2009	2008	2009	2008
Gross revenue	$97,905	$107,994	$326,767	$342,580
Less subcontractor costs and other direct reimbursable charges	34,188	42,522	135,569	139,528
Net service revenue	63,717	65,472	191,198	203,052

Interest income from contractual arrangements	253	962	1,643	3,040
Insurance recoverables and other income	479	651	14,041	2,196

Operating costs and expenses:
Cost of services	53,469	58,638	169,769	174,696
General and administrative expenses	7,318	9,734	24,834	26,385
Provision for doubtful accounts	942	658	2,616	2,163
Goodwill and intangible asset write-offs	—	—	21,438	76,678
Depreciation and amortization	1,524	1,895	5,292	6,021
	63,253	70,925	223,949	285,943
Operating income (loss)	1,196	(3,840)	(17,067)	(77,655)
Interest expense	673	968	2,406	2,962
Income (loss) from operations before taxes, minority interest and equity in losses	523	(4,808)	(19,473)	(80,617)
Federal and state income tax provision (benefit)	24	101	(644)	12,439
Minority interest	—	5	—	62
Income (loss) from operations before equity in losses	499	(4,904)	(18,829)	(92,994)
Equity in losses from unconsolidated affiliates	—	—	—	(12)
Net income (loss)	$499	$(4,904)	$(18,829)	$(93,006)

Basic earnings (loss) per common share	$0.03	$(0.26)	$(0.98)	$(4.99)
Diluted earnings (loss) per common share	$0.03	$(0.26)	$(0.98)	$(4.99)

Weighted-average shares outstanding:
Basic	19,344	18,775	19,244	18,642
Diluted	19,359	18,775	19,244	18,642

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 27,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$292	$1,306
Accounts receivable, less allowance for doubtful accounts	108,009	124,202
Insurance recoverable - environmental remediation	22,481	9,028
Income taxes refundable	293	532
Restricted investments	27,794	32,213
Prepaid expenses and other current assets	16,099	16,461
Total current assets	174,968	183,742

Property and equipment, at cost	50,134	55,595
Less accumulated depreciation and amortization	36,021	37,380
	14,113	18,215
Goodwill	35,119	54,465
Investments in and advances to unconsolidated affiliates and construction joint ventures	541	548
Long-term restricted investments	51,884	76,216
Long-term prepaid insurance	48,594	51,081
Other assets	10,769	13,052
Total assets	$335,988	$397,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,976	$27,366
Accounts payable	43,180	55,519
Accrued compensation and benefits	22,429	24,914
Deferred revenue	39,467	40,161
Environmental remediation liabilities	879	1,473
Other accrued liabilities	49,691	41,546
Total current liabilities	180,622	190,979
Non-current liabilities:
Long-term debt, net of current portion	2,321	11,944
Long-term income taxes payable	1,052	910
Long-term deferred revenue	104,174	127,846
Long-term environmental remediation liabilities	7,502	7,969
Total liabilities	295,671	339,648

Commitments and contingencies
Shareholders’ equity:
Capital stock:
Preferred, $.10 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common, $.10 par value; 30,000,000 shares authorized, 19,347,957 and 19,344,475 shares issued and outstanding, respectively, at March 27, 2009, and 19,093,555 and 19,090,073 shares issued and outstanding, respectively, at June 30, 2008	1,935	1,909
Additional paid-in capital	155,202	153,259
Accumulated deficit	(116,355)	(97,526)
Accumulated other comprehensive (loss) income	(432)	62
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity	40,317	57,671
Total liabilities and shareholders’ equity	$335,988	$397,319

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	March 27,	March 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(18,829)	$(93,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	5,292	6,021
Directors deferred compensation	82	127
Stock-based compensation expense	1,849	1,637
Provision for doubtful accounts	2,616	2,163
Non-cash interest expense (income)	55	(202)
Deferred income taxes	59	12,137
Equity in losses from unconsolidated affiliates and construction joint ventures	1,488	3,659
Goodwill and intangible asset write-offs	21,438	76,678
Minority interest	—	(62)
Loss on disposals of assets	67	134
Other non-cash items	53	(102)
Changes in operating assets and liabilities:
Accounts receivable	13,577	(835)
Insurance recoverable - environmental remediation	(13,453)	(1,744)
Income taxes refundable	322	407
Restricted investments	27,008	(18,270)
Prepaid expenses and other current assets	(3,802)	(691)
Long-term prepaid insurance	2,487	2,486
Other assets	(99)	(69)
Accounts payable	(12,345)	559
Accrued compensation and benefits	(2,805)	(3,643)
Deferred revenue	(24,366)	11,752
Environmental remediation liabilities	(1,061)	(2,746)
Other accrued liabilities	11,084	3,034
Net cash provided by (used in) operating activities	10,717	(576)

Cash flows from investing activities:
Additions to property and equipment	(2,006)	(5,128)
Restricted investments	1,153	1,390
Earnout payments on acquisitions	—	(1,799)
Proceeds from sale of fixed assets	128	51
Cash paid for land improvements	(6)	(881)
Investments in and advances to unconsolidated affiliates	(9)	—
Proceeds from sale of businesses, net of cash sold	—	3,246
Net cash used in investing activities	(740)	(3,121)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(10,998)	1,469
Payments on long-term debt and other	(104)	(437)
Borrowings of long-term debt	—	50
Proceeds from exercise of stock options	111	2,879
Net cash (used in) provided by financing activities	(10,991)	3,961

(Decrease) increase in cash and cash equivalents	(1,014)	264
Cash and cash equivalents, beginning of period	1,306	430
Cash and cash equivalents, end of period	$292	$694

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 27, 2009 and March 28, 2008

(in thousands, except per share data)

1.                                     Company Background and Basis of Presentation

TRC Companies, Inc., through its subsidiaries (collectively, the “Company”), is a firm that provides integrated engineering, consulting, and construction management services. Its project teams provide services to assist its commercial, industrial, and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.

The Company incurred a net loss of $18,829 for the nine months ended March 27, 2009 as well as significant net losses for the fiscal years ended June 30, 2008, 2007 and 2006. The net loss for the nine months ended March 27, 2009 was primarily attributable to a goodwill impairment charge of $19,346 and an intangible asset impairment charge of $2,092. During the nine months ended March 27, 2009, the Company has begun to realize the benefits from the turnaround and restructuring efforts undertaken in prior fiscal years. The Company continues to take actions aimed at improving profitability and cash flows from operations. Specifically, the Company is enhancing controls over project acceptance, which it believes will reduce the level of contract losses; the Company is increasing the level of experience of its accounting personnel in order to improve internal controls and reduce compliance costs; and the Company continues to improve the timeliness of customer invoicing and enhance its collection efforts. The Company believes this will result in fewer write-offs of project revenue and reduce the Company’s reliance on its revolving credit agreement. The Company also continues to improve project management which it believes will improve project profitability. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the foreseeable future.

The Company finances its operations through cash generated by operating activities and borrowings under its $50,000 revolving credit facility with Wells Fargo Foothill, Inc., as the lead lender and administrative agent and Textron Financial Corporation (“Textron”) as an additional lender. That credit facility contains covenants which, among other things, require the Company to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization as defined in the credit agreement (“EBITDA”) and maintain a minimum level of backlog. The Company is dependent on this credit facility for short term liquidity needs.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions resulting in, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The Company’s ability to draw on its line of credit does not appear to be jeopardized at this time. However, the Company has had violations of several covenants in the past, all of which were waived by its lenders. Any future violations of the Company’s covenants would result in events of default which could (1) deny the Company additional access to funds under the credit facility; and (2) give the lenders the right to demand repayment of the amount outstanding which the Company would be unable to repay without refinancing. Any such refinancing would be difficult, especially in light of the current state of the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend, particularly to companies that have experienced negative financial results.

In December 2008, Textron announced that they were in the process of exiting their commercial finance businesses, including their asset based lending and structured capital segments. Textron indicated its exit plan will be accomplished through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. At this time, it is unclear how Textron’s exit plan will impact the Company’s credit facility. Textron is a 30% participant in the Company’s $50,000 revolving credit facility lending $4,799 of the $15,998 of borrowings outstanding at March 27, 2009. See Note 10 for additional information regarding the revolving credit facility.

The Company has not experienced any material impacts to liquidity or access to capital as a result of the current conditions in the financial and credit markets. Management cannot predict with any certainty the impact to the Company of any further or continued disruption. The deterioration of the economic conditions in the United States has been broad and dramatic. The current adverse state of the economy and the possibility that economic conditions will continue to deteriorate may affect businesses such as the Company in a number of ways. While management cannot directly measure it, the credit crisis may affect the ability of the Company’s customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with the Company which could adversely affect its ability to generate profits and cash flows. In addition the Company’s business is significantly dependent on the availability of insurance, including its commercial coverage as well as cost cap and related insurance for the Company’s Exit Strategy program. Much of the commercial coverage and almost all of the Exit Strategy related insurance is underwritten by the regulated insurance subsidiaries of the American International Group. The Company believes it will continue to have adequate insurance for current operations, but to the extent coverage were lost or reduced and replacement coverage were not available, the Company could be negatively impacted. The Company is unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions. Management will continue to closely monitor the credit markets and the Company’s liquidity.

The Company was notified by the New York Stock Exchange (“NYSE”) that as of August 14, 2008 it was out of compliance with its continued listing criteria of the NYSE, notably market capitalization or shareholders’ equity of at least $75,000. Pursuant to NYSE requirements, a compliance plan for continued listing was submitted to the NYSE on September 29, 2008. The plan has been accepted by the NYSE, and progress on the plan will be monitored quarterly. To the extent that it will not be able to meet the applicable standards by February 14, 2010, the Company will need to pursue listing elsewhere, and there is a possibility that the Company’s stock could become delisted. Management believes that the outcome of the NYSE listing compliance issue does not impact the Company’s short-term liquidity position.

The condensed consolidated balance sheet at March 27, 2009 and the condensed consolidated statements of operations for the three and nine months ended March 27, 2009 and March 28, 2008 and the condensed consolidated statement of cash flows for the nine months ended March 27, 2009 and March 28, 2008 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2008.

Prior to the fiscal period ending March 27, 2009, the Company managed its business as one operating segment. In fiscal 2008, the Company substantially completed the implementation of a new ERP system. In the fiscal period ending March 27, 2009, the system was configured to provide revenue and earnings by segment, and the Company initiated reporting under three operating segments; energy, environmental and infrastructure. Management established these operating segments based upon the type of project, the client and market those projects are delivered to, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. The Company did not restate the prior period under the new basis because it was not practical to do so. Operating segment information was not available prior to the reconfiguration and final implementation of the new ERP system, and the costs to develop it would be excessive. See Note 12 for additional information regarding operating segments.

2.                                     Recently Issued Accounting Standards

In October 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company’s assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and generally must be applied prospectively. The Company adopted the disclosure provisions of SFAS 157 on July 1, 2008 (See Note 3 – Fair Value Measurement).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, generally, must be applied prospectively. SFAS 159 became effective for the Company on July 1, 2008, and the Company chose not to elect the fair value option for any eligible financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. In April 2009, the FASB issued FASB Staff Position No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), to deal with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. SFAS 141R and FSP 141R-1 are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141R and FSP 141R-1 on July 1, 2009 and the impact of adoption will depend on the nature of acquisitions, if any, occurring after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This standard changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. The Company will adopt SFAS 160 on July 1, 2009 and believes the adoption will not have a material impact on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009 and the adoption resulted in no impact on its consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions on July 1, 2009. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have an impact on the Company’s consolidated financial statements or the fair values of its financial assets and liabilities.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46R-8”). FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. The Company has adopted FSP 140-4 and FIN 46R-8 as of December 26, 2008 since the disclosures required by FSP 140-4 and FIN 46R-8 became effective for the Company in the fiscal quarter ending December 26, 2008.  FSP 140-4 and FIN 46R-8 affect disclosures only and therefore have no impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and Accounting Principles Board (“APB”) 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of

Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. FSP 107-1 and APB 28-1 affect disclosures only and therefore have no impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with SFAS 157, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company believes the adoption of FSP FAS 157-4 will not have a material impact on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company believes the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have a material impact on its financial statements.

3.                                     Fair Value Measurements

The Company adopted the disclosure provisions of SFAS 157 as of July 1, 2008 and the Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and requires that observable inputs be used in the valuations when available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis as of March 27, 2009.

Assets Measured at Fair Value on a Recurring Basis as of March 27, 2009

	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds	$3,534	$—	$—	$3,534
Money Market Accounts	656	—	—	656
U.S. Government Obligations	450	—	—	450
Total	$4,640	$—	$—	$4,640

4.                                      Restructuring Reserve

A summary of restructuring reserve activity for the nine months ended March 27, 2009 is as follows:

	Facility Closures	Employee Severance	Total
Liability balance at July 1, 2008	$2,297	$330	$2,627
Payments	(1,262)	(325)	(1,587)
Adjustments	234	(5)	229
Liability balance at March 27, 2009	$1,269	$—	$1,269

As of March 27, 2009, $1,269 of facility closure costs remain accrued and are expected to be paid over various remaining lease terms through fiscal 2013.

5.                                      Stock-Based Compensation

At March 27, 2009, the Company had stock-based compensation awards outstanding under the TRC Companies, Inc. Restated Stock Option Plan, and the 2007 Equity Incentive Plan, collectively, “the Plans.” The Plans were approved by the Company’s shareholders. Options are awarded by the Compensation Committee of the Board of Directors; however, the Compensation Committee has delegated to the Chief Executive Officer the authority to grant options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period. Share-based awards under the Plans consist of stock option awards, restricted stock awards (“RSA’s”) and restricted stock units (“RSU’s”).

Compensation Expense

During the three and nine months ended March 27, 2009 and March 28, 2008, the Company recognized compensation expense in cost of services and general and administrative expenses on the condensed consolidated statements of operations with respect to stock options, RSA’s and RSU’s as follows:

	Three Months Ended				Three Months Ended
	March 27, 2009				March 28, 2008
	Stock Options	RSA’s	RSU’s	Total	Stock Options	RSA’s	RSU’s	Total
Cost of services	$138	$94	$—	$232	$196	$49	$—	$245
General and administrative expenses	129	94	6	229	272	59	—	331
Total stock-based compensation	$267	$188	$6	$461	$468	$108	$—	$576

	Nine Months Ended				Nine Months Ended
	March 27, 2009				March 28, 2008
	Stock Options	RSA’s	RSU’s	Total	Stock Options	RSA’s	RSU’s	Total
Cost of services	$446	$292	$—	$738	$496	$135	$—	$631
General and administrative expenses	514	297	300	1,111	774	232	—	1,006
Total stock-based compensation	$960	$589	$300	$1,849	$1,270	$367	$—	$1,637

No net tax benefit was recorded with respect to this expense during the periods presented above as the Company has determined that it is more likely than not that the Company will not realize these deferred tax assets.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value stock options granted for the three and nine months ended March 27, 2009 and March 28, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2009	2008	2009	2008
Risk-free interest rate	1.42% - 1.66%	2.18% - 3.12%	1.37% - 2.92%	2.18% - 4.62%
Expected life	4.0 - 4.1 years	3.8 - 4.0 years	4.0 - 4.1 years	3.8 - 5.4 years
Expected volatility	69.1% - 71.3%	41.0% - 41.7%	50.3% - 71.3%	41.0% - 48.0%
Expected dividend yield	None	None	None	None

The approximate weighted-average grant date fair values using the Black-Scholes option pricing model of all stock options granted during the three and nine months ended March 27, 2009 and March 28, 2008 were as follows:

Three Months Ended		Nine Months Ended
March 27,	March 28,	March 27,	March 28,
2009	2008	2009	2008
$1.46	$1.90	$1.37	$3.98

The Company estimates the volatility of its stock using historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s stock options. The dividend yield assumption is based on the Company’s history and no expectation of dividend payouts.

The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company has determined the fiscal 2009, 2008, 2007 and 2006 expected term assumptions under the “simplified method” as defined under Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) and SAB No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the simplified method in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 was effective for stock options granted after December 31, 2007.

A summary of stock option activity for the nine months ended March 27, 2009 under the Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Price	Contractual Life	Intrinsic Value
	Options	Per Share	(in years)	(in thousands)
Outstanding options at July 1, 2008 (1,532 exercisable)	2,348	$11.92	5.3	$83
Granted	27	3.18
Exercised	(4)	2.75
Forfeited	(27)	10.45
Expired	(115)	13.47
Outstanding options at September 26, 2008	2,229	$11.76	5.2	$26
Granted	7	1.76
Exercised	(36)	2.75
Forfeited	(31)	10.30
Expired	(63)	8.75
Outstanding options at December 26, 2008	2,106	$11.99	5.1	$1
Granted	19	2.76
Exercised	—	—
Forfeited	(2)	4.37
Expired	(149)	13.34
Outstanding options at March 27, 2009	1,974	$11.81	4.9	$9
Options exercisable at March 27, 2009	1,497	$12.76	4.5	$—
Options available for future grants	859

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at March 27, 2009 (for outstanding options), less the applicable exercise price. The total intrinsic value of options exercised during the three and nine months ended March 27, 2009 was $0 and ($1), respectively, and $0 and $2,726 during the three and nine months ended March 28, 2008, respectively.

As of March 27, 2009, there was $1,480 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards and Units

Compensation expense for RSA’s granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA’s is determined based on the closing market price of the Company’s common stock on the grant date. RSA grants totaled 789 shares at a weighted-average grant date fair value of $2.90 for the nine months ended March 27, 2009. During the nine months ended March 27, 2009, 43 shares vested with a fair value of $483. As of March 27, 2009, unrecognized compensation expense for RSA’s amounted to $2,924, and this cost will be recognized over a weighted-average period of 3.1 years.

On November 12, 2008 the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the issuance of an aggregate of 158 shares of RSU’s to the outside members of the Board of Directors at a weighted-average grant date fair-value of $1.90. The RSU’s were considered immediately vested for accounting purposes due to provisions of the RSU agreements. During the nine months ended March 27, 2009, the 158 shares of the RSU’s vested with a fair value of $300.

During the quarter ended March 27, 2009, no RSA’s or RSU’s were vested or granted.

6.                                      Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted stock awards and units. Diluted EPS is computed using the treasury stock method for stock options, warrants and non-vested restricted stock awards and units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period.  Potentially dilutive shares of common stock outstanding include stock options, warrants and non-vested restricted stock awards and units. Diluted EPS is computed by dividing net income (loss) by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

For the nine months ended March 27, 2009 and the three and nine months ended March 28, 2008, the Company reported a net loss; therefore, diluted EPS was equal to basic EPS. The number of outstanding stock options, warrants and non-vested restricted stock awards excluded from the diluted EPS calculations (as they were anti-dilutive) were 2,948 and 3,064 for the three and nine months ended March 27, 2009, and 2,676 and 2,149 for the three and nine months ended March 28, 2008, respectively. The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 27, 2009 and March 28, 2008:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2009	2008	2009	2008
Net income (loss)	$499	$(4,904)	$(18,829)	$(93,006)

Weighted average common shares outstanding - basic	19,344	18,775	19,244	18,642
Potentially dilutive common shares:
Stock options and restricted stock awards	15	—	—	—
Total diluted shares	19,359	18,775	19,244	18,642

Basic earnings per common share	$0.03	$(0.26)	$(0.98)	$(4.99)
Diluted earnings per common share	$0.03	$(0.26)	$(0.98)	$(4.99)

7.                                      Accounts Receivable

The current portion of accounts receivable at March 27, 2009 and June 30, 2008 was comprised of the following:

	March 27,	June 30,
	2009	2008
Billed	$83,608	$98,683
Unbilled	27,285	29,024
Retainage	6,086	4,679
	116,979	132,386
Less allowance for doubtful accounts	8,970	8,184
	$108,009	$124,202

8.                                      Other Accrued Liabilities

At March 27, 2009 and June 30, 2008, other accrued liabilities were comprised of the following:

	March 27,	June 30,
	2009	2008
Contract costs and loss reserves	$28,404	$15,829
Legal costs	9,777	14,959
Lease obligations	2,461	2,437
Restructuring reserve	1,269	2,297
Audit costs	1,429	1,663
Additional purchase price payments	865	865
Other	5,486	3,496
	$49,691	$41,546

9.                                      Goodwill and Intangible Assets

At March 27, 2009, the Company had $35,119 of goodwill. Due to changes in the Company’s management reporting structure the Company had three reporting units as of December 26, 2008 versus one as of June 30, 2008.  The three reporting units are energy, environmental and infrastructure. The Company performed its annual assessment of the recoverability of goodwill as of December 26, 2008. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company was 40% discounted cash flows, 40% guideline company approach and 20% guideline transaction approach. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within the Company’s industry. The aggregate fair value of the Company’s reporting units declined from the June 30, 2008 valuation to the December 26, 2008 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies and resulted in non-cash goodwill impairment charges in the environmental and infrastructure reporting units of $19,346 during the quarter ended December 26, 2008.

The Company also performed a goodwill assessment as of September 28, 2007 and concluded that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $76,678 during the quarter ended September 28, 2007.

The Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no events or changes in circumstances that would indicate the fair value of goodwill was reduced to below its carrying value during the three months ended March 27, 2009, and therefore goodwill was not assessed for impairment.

Management judgment and assumptions are required in performing the impairment tests and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

The changes in the carrying amount of goodwill for the nine months ended March 27, 2009 by reporting unit are as follows:

	Energy	Environmental	Infrastructure	Total
Goodwill, July 1, 2008	$26,433	$20,808	$7,224	$54,465
Goodwill impairment charge	—	(12,122)	(7,224)	(19,346)
Goodwill, March 27, 2009	$26,433	$8,686	$—	$35,119

Identifiable intangible assets as of March 27, 2009 and June 30, 2008 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 27, 2009			June 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount

With determinable lives:
Customer relationships	$3,291	$1,340	$1,951	$6,278	$1,953	$4,325
Patent	90	78	12	90	64	26
	3,381	1,418	1,963	6,368	2,017	4,351
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$3,807	$1,418	$2,389	$6,794	$2,017	$4,777

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately twelve years. The weighted-average periods of amortization by intangible asset class is approximately fourteen years for client relationship assets and five years for a patent. The amortization of intangible assets during the three months ended March 27, 2009 and March 28, 2008 was $66 and $134, respectively. The amortization of intangible assets during the nine months ended March 27, 2009 and March 28, 2008 was $296 and $452, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2009 - $65; fiscal 2010 - $251; fiscal 2011 - $244; fiscal 2012 - $243; fiscal 2013 - $243 and fiscal 2014 and thereafter - $917.

Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets are evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. During the quarter ended December 26, 2008, the Company recorded a $2,092 impairment charge based on the results of its impairment review of intangible assets. The review concluded that intangible assets relating to certain customer relationships within the infrastructure reporting unit were not fully recoverable due to a decline in the estimated future cash flows related to these assets. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended March 27, 2009, and therefore intangible assets were not assessed for impairment.

10.                               Long-Term Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as the lead lender and administrative agent with Textron Financial Corporation (“Textron”) subsequently joining as an additional lender. The Credit Agreement, as amended, provides the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Amounts outstanding under the Credit Agreement bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Company must maintain average monthly backlog of $190,000. Capital expenditures are limited to $10,604 for the fiscal year ended June 30, 2009 and each year thereafter. The Borrower’s obligations under the Credit Agreement are secured by a pledge of substantially all of the Company’s assets and guaranteed by substantially all of the Company’s subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

The Credit Agreement was amended as of August 19, 2008 to waive a default with respect to the required minimum EBITDA covenant for the 12 month period ended June 30, 2008; amend that covenant for fiscal 2009 to require the Company to maintain minimum EBITDA of $2,100, $3,800, $7,600 and $12,800 for the quarter, two quarter, three quarter and four quarter periods ending on September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively; amend the covenant in subsequent years to an amount to be determined by the lenders based on Company projections but not less than $14,000 annually; amend a definition in the borrowing base that effectively reduces the maximum availability under the line from $50,000 to $47,500; and amend certain definitions in the Credit Agreement. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $1,500 in fiscal 2009.

At March 27, 2009, the Company had borrowings outstanding pursuant to the Credit Agreement of $15,998 at an average interest rate of 8.76% compared to $26,996 of borrowings outstanding at an average interest rate of 8.42% at June 30, 2008. Letters of credit outstanding were $6,943 on March 27, 2009 and June 30, 2008. Based upon the borrowing base formula, the maximum availability was $46,332 and $47,500 on March 27, 2009 and June 30, 2008, respectively.  Funds available to borrow under the Credit Agreement were $23,391 and $13,561 on March 27, 2009 and June 30, 2008, respectively.

In December 2008, Textron announced that they were in the process of exiting their commercial finance businesses, including their asset based lending and structured capital segments. Textron indicated its exit plan will be accomplished through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. At this time, it is unclear how Textron’s exit plan will impact the Company’s Credit Agreement. Textron is a 30% participant in the Company’s $50,000 revolving credit facility lending $4,799 of the $15,998 of borrowings outstanding at March 27, 2009.

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

The gross unrecognized tax benefits increased by $482 from $2,390 to $2,872 during the quarter ended March 27, 2009. The increase is attributable to foreign taxes assessed from prior years for $83 and an IRS proposed adjustment for $399 relating to a disallowed write off.  The IRS adjustment results in a decrease to the net operating loss (“NOL”) for the year ended June 30, 2005. Due to the valuation allowance on TRCs net deferred tax assets, the reduction in the NOL has no impact on income tax expense for the quarter.

The Company does not expect the amount of unrecognized tax benefits to increase within the next twelve months.

12.                               Operating Segments

Prior to the fiscal period ending March 27, 2009, the Company managed its business as one operating segment. In fiscal 2008, the Company substantially completed the implementation of a new ERP system. In the fiscal period ending March 27, 2009, the system was configured to provide revenue and earnings by segment, and the Company initiated reporting under three operating segments. Management established these operating segments based upon the type of project, the client and market those projects are delivered to, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. The Company did not restate the prior period under the new basis because it was not practical to do so. Operating segment information was not available prior to the reconfiguration and final implementation of the new ERP system, and the costs to develop it would be excessive. The operating segments are as follows:

Energy:  The energy segment provides services to energy companies including support in the licensing and engineering design of new sources of power generation, electrical transmission system upgrades and natural gas and liquid products pipelines and terminals.

Environmental:  The environmental segment provides services to a wide range of clients including industrial and natural resource companies, railroads, energy companies, and federal and state agencies and is organized to focus upon key areas of demand: building sciences, air quality measurements and modeling, environmental assessment and remediation including Exit Strategy, and natural and cultural resource management.

Infrastructure:  The infrastructure segment provides services to state, municipal and federal agencies related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment operating income (loss). The Company utilizes segment revenue and segment operating income (loss) because it believes they provide useful information for effectively allocating resources among operating segments, evaluating the health of its operating segments based on metrics that management can actively influence, and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company’s CEO evaluates segment revenue and segment operating income (loss), and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company’s overall strategy. The Company’s CEO then decides how resources should be allocated among its operating segments. At this point in time, the Company does not track its assets by operating segment. Consequently, it is not practical to show assets by operating segment. Depreciation expense is allocated to each operating segment based upon their respective use of total operating segment office space. Inter-segment balances and transactions are insignificant. The accounting policies of the operating segments are the same as those for the Company as a whole.

The following tables present summarized financial information for the Company’s operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total

Three Months Ended March 27, 2009:
Gross revenue	$33,250	$46,841	$17,258	$97,349
Net service revenue	19,440	30,239	13,278	62,957
Segment operating income	3,326	6,512	1,409	11,247
Depreciation and amortization	281	521	320	1,122

Nine Months Ended March 27, 2009:
Gross revenue	$114,033	$156,341	$55,474	$325,848
Net service revenue	59,610	86,611	42,606	188,827
Segment operating income	12,322	18,761	4,334	35,417
Depreciation and amortization	933	1,830	1,139	3,902

	Three Months Ended	Nine Months Ended
	March 27, 2009	March 27, 2009
Gross Revenue
Gross revenue from reportable segments	$97,349	$325,848
Reconciling items (1)	556	919
Total consolidated gross revenue	$97,905	$326,767

Net Service Revenue
Net service revenue from reportable segments	$62,957	$188,827
Reconciling items (1)	760	2,371
Total consolidated net service revenue	$63,717	$191,198

Income (Loss) From Operations
Segment operating income	$11,247	$35,417
Corporate shared services	(9,188)	(27,807)
Goodwill and intangible asset write-offs	—	(21,438)
Stock-based compensation expense	(461)	(1,849)
Depreciation and amortization	(402)	(1,390)
Interest expense	(673)	(2,406)
Total consolidated income (loss) from operations	$523	$(19,473)

(1)          Amounts included under reconciling items represent certain unallocated corporate amounts not considered in the CODM's evaluation of segment performance.

Corporate Shared Services consists of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

13.                               Legal Matters

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

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.  A former landlord of a subsidiary of the Company has sued for unspecified damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. The Company believes that it has meritorious defenses, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

In re: World Trade Center Lower Manhattan Disaster Site Litigation United States District Court for the Southern District of New York, 2006.  A subsidiary of the Company has been named as a defendant (along with a number of other defendants) in a number of cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption “In Re World Trade Center Lower Manhattan Disaster Site Litigation.” The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, allege that plaintiffs were injured and seek unspecified damages for those injuries. The Company believes the subsidiary has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Iva Peterson v. V-Tech et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, 2006.  A subsidiary of the Company was named as a defendant in a lawsuit brought by Ms. Peterson, who sought damages for personal injury caused when a tree fell on a bus in which she was a passenger. In a related action, the driver of the bus also brought claims related to the same incident which have been resolved. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the median and roadside in the vicinity of the accident site. A settlement has been reached in this case. This case was insured and the settlement amount, which was recorded as an insurance recoverable and an accrued liability as of December 26, 2008, was partially paid by the applicable insurance carrier during the quarter ended March 27, 2009, with the remaining portion being paid during April 2009.

Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez  and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.  While returning from a jobsite in a Company vehicle, two employees of a subsidiary of the Company were involved in a serious motor vehicle accident. Although the Company’s employees were not seriously injured, three individuals were killed and another two injured.  Suits have been filed against the Company and the driver of the subsidiary’s vehicle by representatives of the deceased seeking damages for wrongful death and personal injury. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

EFI Global v. Peszek et. al, Cook County Circuit Court, 2007.  The plaintiff originally sued several of its former employees alleging improper solicitation of employees, misuse of confidential information and related claims. The suit seeks injunctive and other equitable relief, an accounting and unspecified damages. The Company was subsequently added as a defendant. The Company believes that it has meritorious defenses, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Roy Roberson v. TRC Solutions, Inc., TRC Companies, Inc., et.al., California Superior Court, Orange County, 2007.  The Company and a subsidiary are named as defendants in a lawsuit brought by a former employee who is seeking damages that allegedly arise out of his employment with the Company. Mr. Roberson’s complaint includes causes of action against the Company for wrongful termination, discrimination, breach of contract, misrepresentation, failure to pay wages, defamation and emotional distress. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Arthur Katz v. Shalom Gabay d/b/a Avis Unocal et. al., California Superior Court, Los Angeles County, 2008.  The Company and a subsidiary are named as defendants in a lawsuit brought by Mr. Katz who is seeking damages for personal injuries allegedly sustained when he fell in a hole at a gasoline service station. The subsidiary performed environmental testing and monitoring work at the service station prior to the plaintiff’s alleged accident. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

SPPI - Somersville, Inc. v.  TRC Companies, Inc. et. al.; West Coast Home Builders v. Ashland et. al., U.S. District Court, Northern District of California, 2004.  Neighboring landowners allege property damage from a landfill site where the Company performed remediation work pursuant to an Exit Strategy contract. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Harper Construction Company, Inc. v. TRC Environmental Corporation, U.S. District Court, Western District of Oklahoma, 2008.  A subsidiary of the Company was a subcontractor on a project for the design and construction of two instructional facilities at Fort Sill, Oklahoma. The prime contractor on those projects is alleging breach of the subcontracts and is seeking damages for additional costs and expenses related to completion of the subcontract work. The Company has counterclaimed for costs related to contract termination. The Company believes that it has meritorious defenses and a valid counterclaim, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Luis Gonzalez, Jr. et al v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Marie Esther Gonzalez v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Jamie Ramos v. Pacific Gas & Electric, TRC Solutions, Inc., et al, California Superior Court, San Francisco County, 2008.  A subsidiary of the Company is named as a defendant in three lawsuits concerning a boiler structure that collapsed on or about January 28, 2008 during planned demolition work at the Hunter Point Power Plant in California. The incident resulted in two personal injuries and one fatality to employees of subcontractor LVI/ICONCO. The two injured workers as well as the deceased employee’s representatives have filed corresponding lawsuits. The Company’s subsidiary was hired as the prime contractor by site owner PG&E. The Company’s subsidiary subcontracted the demolition work to LVI/ICONCO who procured insurance on behalf of the Company and PG&E which is providing coverage to the subsidiary for these claims. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse affect on the Company’s business, operating results, financial position and cash flows.

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $7,584 at March 27, 2009 and $12,935 at June 30, 2008, respectively. The Company also had insurance recovery receivables related to these accruals of $5,284 and $9,695 at March 27, 2009 and June 30, 2008, respectively. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended March 27, 2009 and March 28, 2008

Beginning with the quarter ended September 28, 2007, we changed our quarter end to the last Friday of the quarter from the last day of the calendar quarter. We believe the last Friday of the quarter period reporting is more consistent with our operating cycle, as well as the reporting periods of our industry peers. The quarter ended March 27, 2009 is comparable to the same period in the prior year, however the nine months ended March 27, 2009 contain two less calendar days than the same period in the prior year.

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

OVERVIEW

We are a firm that provides integrated engineering, consulting and construction management services. Our project teams provide services to assist our commercial, industrial, and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. We provide our services to commercial organizations and governmental agencies almost entirely in the United States of America.

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

Management of Operating Segments

Prior to the fiscal period ending March 27, 2009, we managed our business as one operating segment. In fiscal 2008, we substantially completed the implementation of a new ERP system. In the fiscal period ending March 27, 2009, the system was configured to provide revenue and earnings by segment, and we initiated reporting under three operating segments.  Management established these operating segments based upon the type of project, the client and market those projects are delivered to, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. We did not restate the prior period under the new basis because it was not practical to do so. Operating segment information was not available prior to the reconfiguration and final implementation of the new ERP system, and the costs to develop it would be excessive. The operating segments are as follows:

Energy:  The energy segment provides services to energy companies including support in the licensing and engineering design of new sources of power generation, electrical transmission system upgrades and natural gas and liquid products pipelines and terminals.

Environmental:  The environmental segment provides services to a wide range of clients including industrial and natural resource companies, railroads, energy companies, and federal and state agencies and is organized to focus upon key areas of demand: building sciences, air quality measurements and modeling, environmental assessment and remediation including Exit Strategy, and natural and cultural resource management.

Infrastructure:  The infrastructure segment provides services to state, municipal and federal agencies related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment operating income (loss). We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among operating segments, evaluating the health of our operating segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss), and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. At this point in time, we do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment. Depreciation expense is allocated to each operating segment based upon their respective use of total operating segment office space. Inter-segment balances and transactions are insignificant. The accounting policies of the operating segments are the same as those for us as a whole. See Note 12 in the Consolidated Financial Statements for additional information regarding operating segments.

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 27, 2009:

	Three Months Ended	Nine Months Ended
Operating Segment	March 27, 2009	March 27, 2009
Energy	30.9%	31.6%
Environmental	48.0%	45.9%
Infrastructure	21.1%	22.5%
	100.0%	100.0%

Business Trend Analysis

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

Environmental: Market demand for environmental services remains active, driven by a combination of regulatory requirements, economic factors and renewed focus on sustainability and climate change. Regulatory focus on emissions of concern (e.g. mercury, small particulates) is supporting demand for air quality consulting and air measurement services. Climate change initiatives should sustain market growth for air and other services. Remediation services remain strong in spite of much lower demand in the real estate market, but regulatory requirements and previously funded multi-year capital projects will sustain the market in the next several years. Real estate developers and owners are also increasing their demand for building science services (e.g. mold, indoor air quality). Real estate redevelopment and investment project opportunities have fallen off due to economic conditions, and we have adjusted our marketing and service offerings accordingly.

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

Results of Operations

We incurred a net loss of $18.8 million for the nine months ended March 27, 2009 as well as significant net losses for the fiscal years ended June 30, 2008, 2007 and 2006. The net loss for the nine months ended March 27, 2009 was primarily attributable to a goodwill impairment charge of $19.3 million and an intangible asset impairment charge of $2.1 million. During the nine months ended March 27, 2009, we have begun to realize the benefits from the turnaround and restructuring efforts undertaken in prior fiscal years. We continue to take actions aimed at improving profitability and cash flows from operations. Specifically, we are enhancing controls over project acceptance, which we believe will reduce the level of uninsured contract losses; we are increasing the level of experience of our accounting personnel in order to improve internal controls and reduce compliance costs; and we continue to improve the timeliness of customer invoicing and enhance our collection efforts. We believe this will result in fewer write-offs of project revenue and reduce our reliance on our revolving credit agreement. We also continue to improve project management which we believe will improve project profitability. We believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future.

Consolidated Results

The following table presents the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three and nine months ended March 27, 2009 and March 28, 2008:

	Three Months Ended				Nine Months Ended
	March 27,	March 28,	Change		March 27,	March 28,	Change
(Dollars in thousands)	2009	2008	$	%	2009	2008	$	%
Gross revenue	$97,905	$107,994	$(10,089)	(9.3)%	$326,767	$342,580	$(15,813)	(4.6)%
Less subcontractor costs and other direct reimbursable charges	34,188	42,522	(8,334)	(19.6)	135,569	139,528	(3,959)	(2.8)
Net service revenue	63,717	65,472	(1,755)	(2.7)	191,198	203,052	(11,854)	(5.8)
Interest income from contractual arrangements	253	962	(709)	(73.7)	1,643	3,040	(1,397)	(46.0)
Insurance recoverables and other income	479	651	(172)	(26.4)	14,041	2,196	11,845	539.4
Cost of services	53,469	58,638	(5,169)	(8.8)	169,769	174,696	(4,927)	(2.8)
General and administrative expenses	7,318	9,734	(2,416)	(24.8)	24,834	26,385	(1,551)	(5.9)
Provision for doubtful accounts	942	658	284	43.2	2,616	2,163	453	20.9
Goodwill and intangible asset write-offs	—	—	—	—	21,438	76,678	(55,240)	(72.0)
Depreciation and amortization	1,524	1,895	(371)	(19.6)	5,292	6,021	(729)	(12.1)
Operating income (loss)	1,196	(3,840)	5,036	131.1	(17,067)	(77,655)	60,588	78.0
Interest expense	673	968	(295)	(30.5)	2,406	2,962	(556)	(18.8)
Federal and state income tax provision (benefit)	24	101	(77)	(76.2)	(644)	12,439	(13,083)	(105.2)
Minority interest	—	5	(5)	(100.0)	—	62	(62)	(100.0)
Equity in losses from unconsolidated affiliates	—	—	—	—	—	(12)	12	100.0
Net income (loss)	499	(4,904)	5,403	110.2	(18,829)	(93,006)	74,177	79.8

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2009	2008	2009	2008
Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	0.4	1.5	0.9	1.5
Insurance recoverables and other income	0.8	1.0	7.3	1.1

Operating costs and expenses:
Cost of services	83.9	89.5	88.8	86.0
General and administrative expenses	11.5	14.9	13.0	13.0
Provision for doubtful accounts	1.5	1.0	1.3	1.1
Goodwill and intangible asset write-offs	—	—	11.2	37.8
Depreciation and amortization	2.4	2.9	2.8	2.9
	99.3	108.3	117.1	140.8
Operating income (loss)	1.9	(5.8)	(8.9)	(38.2)
Interest expense	1.1	1.5	1.2	1.5
Income (loss) from operations before taxes	0.8	(7.3)	(10.1)	(39.7)
Federal and state income tax provision (benefit)	—	0.2	(0.3)	6.1
Net income (loss)	0.8%	(7.5)%	(9.8)%	(45.8)%

Gross revenue decreased $10.1 million, or 9.3%, to $97.9 million for the three months ended March 27, 2009 from $108.0 million for the same period of the prior year. Due primarily to the wind-down of a large engineering, procurement and construction (“EPC”) contract in our energy business, current quarter gross revenue was reduced by approximately $7.1 million. The EPC project was replaced by traditional energy service engineering projects, which had lower levels of subcontracting requirements and, therefore, generated less gross revenue. In addition, current quarter gross revenue decreased by approximately $3.6 million from the effect of personnel departures resulting from the restructuring plan that was implemented at the end of fiscal 2008.

Gross revenue decreased $15.8 million, or 4.6%, to $326.8 million for the nine months ended March 27, 2009 from $342.6 million for the same period of the prior year.  Approximately, $14.1 million of the decrease was attributable to the aforementioned wind-down of a large EPC project and the near completion of work associated with our investment in the Rochester Power Delivery Joint Venture (“RPD JV”). In addition, current year gross revenue decreased by approximately $8.6 million from the effect of personnel departures resulting from the restructuring plan that was implemented at the end of fiscal 2008.  Further, in the nine months ended March 28, 2008 we received a change order for approximately $5.1 million for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor.  The reductions in gross revenue were partially offset by revenue growth from our Exit Strategy contracts, particularly work associated with a new commercial development site in New York.

NSR decreased $1.8 million, or 2.7%, to $63.7 million for the three months ended March 27, 2009 from $65.5 million for the same period of the prior year. Current quarter NSR decreased by $3.2 million from personnel departures resulting from the restructuring plan that was implemented at the end of fiscal 2008. The decrease was partially mitigated by the receipt of change orders of approximately $1.4 million in the current quarter for which costs were expended in a prior period.

NSR decreased $11.9 million, or 5.8%, to $191.2 million for the nine months ended March 27, 2009 from $203.1 million for the same period of the prior year. The decrease was primarily attributable to the $5.1 million decrease in NSR due to the aforementioned design-build change order which was received in the first quarter of fiscal 2008. In addition, current year NSR decreased by approximately $8.2 million from the effect of personnel departures resulting from the restructuring plan that was implemented at the end of fiscal 2008.

Interest income from contractual arrangements decreased $0.7 million, or 73.7%, to $0.3 million for the three months ended March 27, 2009 from $1.0 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal 2009 compared to fiscal 2008.

Interest income from contractual arrangements decreased $1.4 million, or 46.0%, to $1.6 million for the nine months ended March 27, 2009 from $3.0 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal 2009 compared to fiscal 2008.

Insurance recoverables and other income decreased $0.2 million, or 26.4%, to $0.5 million for the three months ended March 27, 2009 from $0.7 million for the same period of the prior year. The decrease was due to a lower rate of Exit Strategy contracts where costs were incurred that were covered by insurance during the three months ended March 27, 2009 compared to the same period last year.

Insurance recoverables and other income increased $11.8 million to $14.0 million for the nine months ended March 27, 2009 from $2.2 million for the same period of the prior year. The increase primarily relates to three Exit Strategy projects that had estimated cost increases which are expected to exceed the project specific restricted investments and be funded by the project specific insurance policy procured at project inception to cover, among other things, cost overruns.

COS decreased $5.1 million, or 8.8%, to $53.5 million for the three months ended March 27, 2009 from $58.6 million for the same period of the prior year. The current quarter decrease in COS showed the effect of cost reductions resulting from the restructuring plan that was implemented at the end of fiscal 2008, and, to a lesser extent, the decrease in current quarter COS corresponded to the reduction in NSR.  Specifically, the decrease was related to a $3.4 million decrease in payroll and fringe benefit costs due to headcount reductions, a $0.6 million decrease in facility /occupancy costs, a $0.2 million decrease in marketing and travel expenses and a $0.2 million decrease in restructuring costs. As a percentage of NSR, COS was 83.9% and 89.5% for the three months ended March 27, 2009 and March 28, 2008, respectively.

COS decreased $4.9 million, or 2.8%, to $169.8 million for the nine months ended March 27, 2009 from $174.7 million for the same period of the prior year. The decrease was primarily attributable to a $9.4 million decrease in payroll and fringe benefit costs due to headcount reductions, a $2.0 million decrease in facility/occupancy costs, a $1.5 million decrease in marketing and travel expenses and a $0.9 million decrease in restructuring costs. These decreases were partially offset by a $9.1 million increase in contract loss reserves primarily related to three Exit Strategy projects that had estimated costs increases during fiscal 2009. As a percentage of NSR, COS was 88.8% and 86.0% for the nine months ended March 27, 2009 and March 28, 2008, respectively.

G&A expenses decreased $2.4 million, or 24.8%, to $7.3 million for the three months ended March 27, 2009 from $9.7 million for the same period of the prior year. The decrease was primarily attributable to a $2.6 million decrease in legal defense costs and settlement reserves.

G&A expenses decreased $1.6 million, or 5.9%, to $24.8 million for the nine months ended March 27, 2009 from $26.4 million for the same period of the prior year. The decrease was primarily related to a $0.7 million decrease in corporate labor and fringe benefit costs due to headcount reductions, a $0.4 million decrease in costs related to our ERP system, $0.2 million decrease in temporary labor and a $0.1 million decrease in travel expenses.

The provision for doubtful accounts increased $0.3 million, or 43.2% to $0.9 million for the three months ended March 27, 2009 from $0.6 million for the same period of the prior year. The increase was primarily due to the additional reserves taken in the third quarter due to an increased collections risk in light of the current economic uncertainty.

The provision for doubtful accounts increased $0.4 million, or 20.9%, to $2.6 million for the nine months ended March 27, 2009 from $2.2 million for the same period of the prior year. The increase was primarily due to the additional reserves taken due to an increased collections risk in light of the current economic uncertainty.

An impairment charge of $19.3 million was recorded to write down the carrying value of goodwill and an impairment charge of $2.1 million was recorded related to certain customer relationships intangible assets during the nine months ended March 27, 2009. We performed our annual assessment of the recoverability of goodwill as of December 26, 2008. In performing the goodwill assessment, we utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by us was 40% discounted cash flows, 40% guideline company approach and 20% guideline transaction approach. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within the Company’s industry. The aggregate fair value of our reporting units declined from the June 30,

2008 valuation to the December 26, 2008 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies and resulted in non-cash goodwill impairment charges in the environmental and infrastructure reporting units of $19.3 million during the quarter ended December 26, 2008. Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets are evaluated by us to determine if an impairment charge is required. Fair value for intangible assets is based on discounted cash flows. During the nine months ended March 27, 2009, we recorded a $2.1 million impairment charge based on the results of our impairment review of intangible assets. The review concluded that intangible assets relating to certain customer relationships within the infrastructure reporting unit were not fully recoverable.

An impairment charge of $76.7 million was recorded during the nine months ended March 28, 2008 to write down the carrying value of goodwill. Given the significant decline in our stock price coupled with a slower than anticipated operational turnaround, we assessed the recovery of goodwill as of September 28, 2007 through an analysis based on market capitalization, discounted cash flows and other factors and concluded that there was an impairment as of September 28, 2007.

Depreciation and amortization decreased $0.4 million, or 19.6%, to $1.5 million for the three months ended March 27, 2009 from $1.9 million for the same period of the prior year, because in the fourth quarter of fiscal 2008 we consolidated or closed 14 offices and impaired certain assets associated with these offices.

Depreciation and amortization decreased $0.7 million, or 12.1%, to $5.3 million for the nine months ended March 27, 2009 from $6.0 million for the same period of the prior year. The decrease in depreciation and amortization expense for the first nine months of fiscal 2009 is primarily due to the fact that we consolidated or closed 14 offices and impaired certain assets associated with these offices in the fourth quarter of fiscal 2008.

Interest expense decreased $0.3 million, or 30.5%, to $0.7 million for the three months ended March 27, 2009 from $1.0 million for the same period of the prior year. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $29.2 million in the third quarter of fiscal 2008 to $20.5 million in the same period of fiscal 2009.

Interest expense decreased $0.6 million, or 18.8%, to $2.4 million for the nine months ended March 27, 2009 from $3.0 million for the same period in the prior year. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $29.9 million for the nine months ended March 28, 2008 to $23.0 million in the same period of fiscal 2009 along with lower average year-to-date interest rates being charged on our credit facility in fiscal 2009 of 8.5% versus 8.7% for the same period in the prior year.

Federal and state income tax benefit increased $13.1 million to $0.6 million for the nine months ended March 27, 2009 from a tax provision of $12.4 million for the same period of the prior year. During the nine months ended March 28, 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a charge of $12.1 million was recorded in the nine months ended March 28, 2008 to offset the deferred tax assets as of June 30, 2007. We realized a $1.0 million federal income tax refund during the nine months ended March 27, 2009 related to a prior year amended federal tax return.

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

Cash flows provided by operating activities were $10.7 million for the nine months ended March 27, 2009. Uses of cash for the nine months ended March 27, 2009 totaled $57.9 million and consisted primarily of the following: (1) a $24.4 million decrease in our deferred revenues due primarily to work performed on Exit Strategy contracts; (2) a $13.5 million increase in insurance recoverable due to estimated cost increases on certain Exit Strategy projects that will be funded by project specific insurance policies; and (3) a $12.3 million decrease in accounts payable primarily due to the timing of payments to vendors. Cash used during the nine months ended March 27, 2009 was offset by sources of cash totaling $54.5 million consisting primarily of the following: (1) a $27.0 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $13.6 million decrease in accounts receivable due to a reduction in gross revenue; and (3) an $11.1 million increase in other accrued liabilities primarily related to contract losses recorded on Exit Strategy projects to be funded from the insurance recoverable discussed above.

Accounts receivable include both billed receivables associated with invoices submitted for work performed and unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue after adjusting for acquisitions. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 99 days at March 27, 2009 from 91 days at June 30, 2008. Our goal is to reduce DSO to less than 90 days.

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

Investing activities used cash of approximately $0.7 million during the nine months ended March 27, 2009. Cash used consisted primarily of $2.0 million for property and equipment additions which were offset by $1.2 million from restricted investments and $0.1 million from proceeds received from the sale of fixed assets.

Financing activities used cash of approximately $11.0 million during the nine months ended March 27, 2009 which consisted primarily of $11.0 million to pay down the balance outstanding on our credit facility.

On July 17, 2006, we and substantially all of our subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc., as the lead lender and administrative agent with Textron Financial Corporation (“Textron”) subsequently joining as an additional lender. The Credit Agreement, as amended, provides us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Amounts outstanding under the Credit Agreement bear interest at the greater of 7.75% and the prime rate plus a margin of 1.25% to 2.25%, or the greater of 5.0% and LIBOR plus a margin of 2.25% to 3.25% based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). We must maintain average monthly backlog of $190.0 million. Capital expenditures are limited to $10.6 million for the fiscal year ended June 30, 2009 and each year thereafter. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

The Credit Agreement was amended as of August 19, 2008 to waive a default with respect to the required minimum EBITDA covenant for the 12 month period ended June 30, 2008; amend that covenant for fiscal 2009 to require us to maintain minimum EBITDA of $2.1 million, $3.8 million, $7.6 million and $12.8 million for the quarter, two quarter, three quarter and four quarter periods ending on September 30, 2008, December 31, 2008, March 31, 2009 and June 30,

2009, respectively; amend the covenant in subsequent years to an amount to be determined by the lenders based on our projections but not less than $14.0 million annually; amend a definition in the borrowing base that effectively reduces the maximum availability under the line from $50.0 million to $47.5 million; and amend certain definitions in the Credit Agreement. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $1.5 million in fiscal 2009.

Based on our current operating plans, we believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions resulting in, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Our ability to draw on our line of credit does not appear to be jeopardized at this time. However, we have had violations of several covenants in the past, all of which were waived by our lenders. Any future violations of our covenants would result in events of default which could (1) deny us additional access to funds under the credit facility; and (2) give the lenders the right to demand repayment of the amount outstanding which we would be unable to repay without refinancing. Any such refinancing would be difficult, especially in light of the current state of the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend, particularly to companies that have experienced negative financial results.

In December 2008, Textron announced that they were in the process of exiting their commercial finance businesses, including their asset based lending and structured capital segments. Textron indicated its exit plan will be accomplished through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. At this time, it is unclear how Textron’s exit plan will impact our Credit Agreement. Textron is a 30% participant in our $50.0 million revolving credit facility lending $4.8 million of the $16.0 million of borrowings outstanding at March 27, 2009.

We have not experienced any material impacts to liquidity or access to capital as a result of the disruptions in the financial and credit markets. Management cannot predict with any certainty the impact to us of any further or continued disruption. The deterioration of the economic conditions in the United States has been broad and dramatic. The current adverse state of the economy and the possibility that economic conditions will continue to deteriorate may affect businesses such as ours in a number of ways. While we cannot directly measure it, the current credit crisis may affect the ability of our customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows. In addition our business is significantly dependent on the availability of insurance, including our commercial coverage as well as cost cap and related insurance for our Exit Strategy program. Much of the commercial coverage and almost all of the Exit Strategy related insurance is underwritten by subsidiaries of the American International Group. We believe we will continue to have adequate insurance for current operations, but to the extent coverage were lost or reduced and replacement coverage were not available, we could be negatively impacted. We are unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions. Management will continue to closely monitor the credit markets and our liquidity.

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

Item 4.  Controls and Procedures

a. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 27, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 27, 2009 due to material weaknesses that existed within the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.”

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 27, 2009:

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

•                  Inadequate controls related to the expenditure cycle:  The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the expenditure cycle. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design and operation of controls which would ensure (i) purchase requisitions and related vendor invoices are reviewed and approved; (ii) cash disbursements are reviewed and approved; (iii) reconciliations of related bank accounts and accounts payable subsidiary ledgers are prepared, reviewed and approved; (iv) changes to vendor master files are reviewed and approved; and (v) duties related to check signing, invoice processing and invoice approval were adequately segregated. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s cost of services; selling, general and administrative expenses; accounts payable; and other accrued liabilities will not be prevented or detected on a timely basis.

•                  Inadequate controls related to the payroll cycle:  The Company’s internal controls were not adequately designed in a manner to effectively support the requirements of the payroll cycle. This material weakness is the result of aggregate deficiencies in the following areas: (i) changes to the payroll master files are reviewed and approved; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll

(including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements and (viii) payroll is recorded in the appropriate period. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s cost of services; selling, general and administrative expenses; and accrued compensation and benefits will not be prevented or detected on a timely basis.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 27, 2009 based on the COSO Framework.

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

Material Weakness Related to Entity Level Controls:  The Company has continued its remediation and ongoing testing efforts and will evaluate the final operating effectiveness at the year end.

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

d. Changes in Internal Control over Financial Reporting

There were no additional changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRC COMPANIES, INC.

May 6, 2009	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)