Form 10-K
period 2009-06-30
TRC COMPANIES INC /DE/
filed 2009-09-25
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the registrant's common stock held by non-affiliates on December 26, 2008 was approximately $13,964,000.

         On June 30, 2009, there were 19,354,091 shares of common stock of the registrant outstanding.

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2009

Forward-Looking Statements

        Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us), contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," or variations of such wording, and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including growth, trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report and in other reports filed by us from time to time with the SEC as well as in press releases. Such risks, uncertainties and assumptions are difficult to predict and beyond our control and may cause actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Part I

Item 1.    Business

General Description

        TRC Companies, Inc. (hereinafter collectively referred to as "we" "our" or "us"), was incorporated in 1971. We are a national consulting, engineering and construction management firm that provides integrated services to the environmental, energy, and infrastructure markets, primarily in the United States. A broad range of commercial, industrial and government clients depend on us to design solutions to their toughest business challenges. Our multidisciplinary project teams help our clients (i) implement complex projects from initial concept to delivery and commissioning, (ii) maintain and operate their facilities in compliance with regulatory standards and (iii) manage their assets through decommissioning, demolition, restoration and disposition.

        We are headquartered in Windsor, Connecticut and our corporate website is www.trcsolutions.com (information on our website has not been incorporated by reference into this Form 10-K). Through a link on the investor center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act") as well as reports filed pursuant to Section 16 of the Exchange Act. All such filings are available free of charge. Under applicable SEC rules, because the aggregate market value of our stock held by non-affiliates had fallen below $50.0 million as of December 26, 2008, the end of our second fiscal quarter, we could have foregone the auditor reporting requirements of Section 404 of the Sarbanes Oxley Act of 2002 for the year ended June 30, 2009. Nonetheless, we decided to proceed with that process, and the auditors' report on the effectiveness of our internal controls is included herein at page 94.

Financial Highlights

        We completed the final year of our three-year turnaround plan. We incurred net losses applicable to common shareholders of $24.1 million, $109.1 million and $5.9 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The net loss for the year ended June 30, 2009 included a $21.4 million charge for goodwill and intangible asset write-offs and a provision for income taxes of $3.9 million primarily related to uncertain tax positions. The net loss for the prior year ended June 30, 2008 included a charge of $77.3 million for goodwill and intangible asset write-offs and a $12.1 million deferred tax provision which included a valuation allowance against our deferred income taxes due to the uncertainty of realization. In fiscal 2009 total debt decreased by $26.8 million from $39.3 million to $12.5 million due to positive operating cash flow, improvement in accounts receivable turnover and $15.5 million of proceeds from a preferred stock offering. We continue to improve billing and collection practices in order to reduce the time in which we are paid for our services by our customers. Days sales outstanding ("DSO") decreased from 91 days at June 30, 2008 to 85 days at June 30, 2009.

Business Strategy

        In fiscal 2009, we focused on reductions to our cost structure, improvement of operating margins and overall project execution, resulting in four consecutive quarters of profitable operating margins, excluding goodwill and intangible asset impairment charges. We improved project performance through higher productivity, more favorable contract terms and conditions, and the implementation of a metrics-driven performance monitoring system within our enterprise resource and planning ("ERP") system. These initiatives, as well as improvements to working capital such as the reduction of DSO, also contributed to improved cash flow. In addition, we reduced our administrative costs by consolidating back office functions such as billing and project accounting into regional centers, and we more effectively managed our legal and facility leasing costs to position us for improved results in fiscal 2010.

        For fiscal 2010, our primary initiatives and objectives are as follows:

  •
  Achieve profitable organic growth in our segments.  We plan to position our segments for organic growth by continuing our move to a national focus for each business segment. Our Energy and Infrastructure service offerings will be managed and marketed on a national basis in fiscal 2010, and we intend to similarly integrate our Environmental segment in fiscal 2011. An important feature of this approach is the creation of a national marketing and sales organization that will support all of our service offerings. This group will be responsible for increasing our share of services provided to existing key clients; identifying new business opportunities across segments, solving client needs through bundling services, and investing resources in markets where we have leadership positions. We also intend to implement new market initiatives to capture new clients and projects, primarily in the Energy segment.

  •
  Increase profitability and maintain positive operating cash flow.  The current uncertain economic conditions require us to continue our focus on efficiency by continuing to control and reduce operating costs. In the past several fiscal years we have taken steps to consolidate and reduce our general and administrative expenses as well as improve our project margins through increased productivity and better execution. These enhancements have laid a foundation for maintaining or exceeding our current levels of operating margins in the midst of negative economic conditions. As in fiscal 2009, we plan on generating positive cash flow from operations with emphasis on maintaining DSO of less than 85 days. We also plan to limit capital expenditures.

  •
  Attract and retain top talent.  Our objective is to maintain a workplace where top performers in our industry will be challenged by meaningful projects, rewarded for successful performance, and motivated to develop their entrepreneurial and project management skills for the benefit of the entire company.

Services

        Our services are focused on three segments: Energy, Environmental, and Infrastructure.

  Energy

        The Energy segment continues to be our leading segment in both profitability and market potential. We are strategically positioned to serve those key areas within the energy market currently undergoing change and investment. These changes include shifts in public policy to renewable energy development, development of a smarter and more robust power grid, and end-user demand management. With energy representing one of the main drivers of the domestic economy, we have been one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to deliver new and existing energy sources to consumers. This market, like all other markets dependent upon large capital investment, is influenced by cost and access to capital. While we believe access to private sources of credit and capital will remain constrained through calendar 2009 and possibly into calendar 2010, the American Recovery and Reinvestment Act of 2009 ("ARRA" or "stimulus bill") passed by Congress and signed into law in February 2009, targets, among other investments, those specific areas in which we concentrate our energy service offerings: energy efficiency, renewable generation, and transmission and distribution. While we believe the ARRA may help bridge the gap currently existing in the credit markets for new energy related capital projects, it may take several years to realize its full benefit.

        Services we provide to energy companies have evolved over the past decade to include support in the licensing and engineering design of new sources of power generation, electrical transmission system upgrades and natural gas and liquid products pipelines and terminals. Energy services are now provided by a dedicated staff representing one-quarter of our total employees. As major investor owned utilities continue to consolidate and downsize their engineering and environmental staffs, we expect to continue to see long term growth in these service areas. In addition, we expect to see continued expansion of our expertise in energy efficiency and demand management programs.

        Key markets for the capabilities of our energy business are:

  •
  Electric Transmission.  Investment in electric transmission and distribution infrastructure represents one of the largest financial commitments facing utilities over the upcoming decade. The age of the transmission and distribution network combined with continuing electric load growth has resulted in heightened concern over the reliability of the nation's transmission grid. Capital programs by utilities for necessary upgrades to the grid system are in the early stages of development and are expected to total several billion dollars.

    During the past several years we have become one of the leading engineering and environmental licensing service providers supporting the extensive upgrade underway to the nation's electric transmission grid. We provide full scope engineering design, material procurement, and construction management services. We also provide essential operations and management support to utilities as the trend towards outsourcing engineering functions continues. Our ability to provide integrated energy and environmental services has proven to be a key factor to our success in obtaining these projects.

  •
  Energy Efficiency.  An integral part of the nation's energy plan will consist of more effectively managing our use of finite resources through efficiency, conservation, load management and shifting to renewable energy sources.

    We develop and manage statewide energy efficiency programs in New York and New Jersey that reduce energy use and cost-effectively manage demand. We provide comprehensive services including program design, program management, quality control, engineering, financial tracking and reporting. In addition to our statewide programs, we also design and manage portfolio energy efficiency programs including a broad range of services from program management to engineering, quality control, and construction inspection. The energy efficiency programs are provided to a broad spectrum of end users including commercial office buildings, hospitality chains, educational facilities, residential complexes and military installations.

    We are also actively focused on the relationship of energy conservation measures to the reduction in carbon footprints and global climate change, and we are assisting a number of utilities in "greening" their operations against quantifiable objectives.

  •
  Natural Gas Driven Power Strategies.  Natural gas appears to be a preferred fuel source for domestic power initiatives. While investment in development of new supplies, transmission pipelines and storage facilities is a function of price and economic conditions, we continue to believe it will become increasingly important in the domestic power mix. We continue to be an industry leader in serving this market based upon our staff experience which includes Federal Energy Regulatory Commission ("FERC") licensing, federal and state media specific environmental permitting, pipeline engineering and construction management and oversight. With one of the most experienced national teams of environmental scientists, we have been responsible for the licensing and construction oversight of several of the largest multi-state gas transmission pipeline projects in development. We are currently providing services for the permitting of both land-based and offshore Liquefied Natural Gas ("LNG") terminals in the Northeast, Gulf and Northwest.

  •
  Wind Power and Generation Source Licensing and Permitting.  The demand for licensing services for new electrical generation sources continues to increase due to several strong market factors. In load congested areas such as the Mid-Atlantic, Northeast, and California, utilities are pursuing development of new sources of electrical supply. Recognizing the importance of fuel diversity, fossil fuel plant development is focusing on both natural gas and coal. Coal plant development projects we are supporting include traditional pulverized coal, waste coal and the evolving Integrated Gas Coal Conversion technology.

    With over half of the States implementing renewable portfolio standards, we are providing licensing and engineering support to a number of wind power projects. Reflecting the breadth of our staff capabilities and experience we are participating in both land-based and offshore wind power developments. Services provided have broadened to include feasibility studies, environmental permitting, site civil engineering, electric transmission interconnect/substation design, construction management and transactional support involving the sale or purchase of existing generation assets. We have provided due diligence and best management practices consulting support with respect to energy assets to a number of leading financial institutions, equity firms and diversified energy companies.

  Environmental

        The Environmental segment represents our largest segment in terms of Net Service Revenue. The demand for these services originally arose in response to the significant environmental legislation in the 1970's. Since that time it has largely been a compliance driven market, however the prolonged merger and acquisition and real estate boom enabled us to serve those markets on many fronts including support of property owners on a wide range of issues. We provide substantial support to buyers and sellers in the pre-disposition due diligence and asset valuation process. Our Exit Strategy program grew to prominence in response to the need for responsible parties, as well as buyers and sellers, to resolve environmental remediation uncertainties. We are also a market leader in the area of cultural and natural resource management as our professionals manage the requirements associated with protecting the nation's cultural assets and natural resource base.

        The market drivers for our environmental services are dynamic and include:

  •
  Enforcement in the remediation market.  The Environmental Protection Agency estimates over 29,000 sites still need to be addressed. This fact combined with the pending re-emergence of economically distressed assets into the market will provide a strong impetus for assessing and resolving environmental impacts to real estate assets.

  •
  Greenhouse gases.  There will be continuing pressure on the United States to reduce emissions across all segments of the economy. This will provide us opportunities to support clients in the areas of air emissions consulting, project development, renewable energy permitting, and the development of sustainable business practices. The need to reduce greenhouse gas emissions represents a new starting point for businesses to "green" their processes and make them more efficient.

  •
  Continued need for transaction support.  Our ability to evaluate environmental and regulatory risk continues to be one of our core strengths. We forecast a steady need for due diligence activities by public and private equity investors, financial institutions, regulatory agencies, and property owners as properties and businesses change ownership.

  •
  Environmental compliance.  There remains in place a wide array of regulatory requirements concerning environmental quality. Industrial and commercial projects must comply with regulations covering air quality, water quality, land use, wildlife, wetlands, cultural resources, and natural resource conservation.

  •
  The pressing requirements to modernize our infrastructure.  Modernizing our national transportation and energy delivery systems continues to be a focus of the both the public and the private sectors. Accordingly, we believe that the investment in these areas will include the appropriate level of attention to the environmental impacts of such investments.

  •
  Sustainability and Climate Change.  The climate change market is being driven domestically from many fronts, most of which are not regulatory in nature. We have seen demand for services emerge in the areas of carbon emission assessment and verification, alternate energy development, and public and private sector programs which are designed around energy conservation and other green initiatives. Our expertise in air modeling and measurement, renewable energy project licensing, project environmental impact assessment and project engineering, as well as program design and management, provide us an advantage in this emerging market.

        In addition, other market factors are also creating opportunities in the following areas:

  •
  Mercury monitoring as a function of emerging legislation.

  •
  Control technology requirements in the Clean Air Act, e.g., the Best Available Retrofit Technology requirements for certain air emission sources.

  •
  Continued litigation over a variety of air issues such as compliance enforcement and toxic tort claims.

  •
  Indoor environmental exposures such as "sick building syndrome" and microbial issues (mold).

        The primary demand for environmental assessment and remediation services is driven by the regulatory obligations of our clients and by the construction schedules of development projects that require assessment and/or cleanup. We also expect our assessment and remediation services market to benefit as more of our clients adopt newer, more aggressive environmental management strategies as part of evolving corporate philosophies embracing sustainability. These strategies require voluntary, accelerated assessment and remediation to lower future operations, maintenance, and monitoring costs and result in improvements in environmental conditions that meet increased societal and shareholder demands for better stewardship of contaminated property. While the market for this type of service has broadened due to increased availability of public-sector funded projects, the need for cleanup at affected sites in support of economic redevelopment opportunities has softened due to the current conditions in the real estate market. Opportunities to support private-sector development-related cleanup projects should grow once economic conditions improve. We expect our assessment and remediation services market to continue to grow in the power generation industry as older facilities are retired or re-powered. Special services we offer are:

  •
  Exit Strategy Services.  Our Exit Strategy capability is one of the most innovative and valuable services we offer our clients. We pioneered this program and created a new market of risk transfers for contaminated properties. We remain a market leader with over 100 sites under contract. Traditionally our Exit Strategy offering has been especially attractive to clients in the following situations:

  •
  Discontinued Operations.    We assume responsibility for the cleanup of contamination at closed or redundant facilities, allowing our clients to focus attention on their core business operations.

  •
  Bankruptcy.    Debtors and the creditors are seeking the highest possible value for saleable assets and relief from lingering environmental liabilities. By assuming those liabilities, we can help achieve a responsible financial solution.

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

  •
  Brownfield Real Estate Development.    By assuming full responsibility for site cleanup and defining the related cost with certainty, our Exit Strategy program aids in the settlement of the commercial issues among interested parties, such as property owners, developers, and municipalities, that often stall the redevelopment process.

  •
  RE Power.  RE Power is a program where we, in conjunction with a decommissioning and demolition company, provide comprehensive dismantling, cleanup, liability transfer and asset optimization solutions to power companies that elect to decommission and reposition their aging power plant assets. The goal of RE Power is to provide energy companies with a one-stop resource to gain maximum value for power plant assets within any constraints imposed by the power grid and the larger community. This can include safely removing the plant from service through demolition and environmental cleanup and potentially into a redevelopment phase or preparing the existing power plant for re-powering with more economical fuel sources or more efficient generating equipment.

  Infrastructure

        We offer a wide variety of services to our infrastructure clients primarily related to: (1) rehabilitation of overburdened and deteriorating infrastructure systems and (2) management of risks related to security of public and private facilities. We have a strong geographic presence in the Northeast corridor of the United States as well as California and Louisiana. Infrastructure related services are managed to recognize the importance of local market presence to maintain the diverse base of projects. The following is a listing of the general types of infrastructure services we offer:

  •
  Construction Management.  We provide support to our clients in the areas of program management, project management, construction engineering and inspection, plant inspections, estimating and scheduling.

  •
  Transportation.  We provide planning, design and construction management services in support of work on roads, highways, bridges and aviation facilities. Our expertise initiates with performing basic design engineering but also incorporates activities associated with completing environmental studies, marine engineering, seismic analysis, and traffic engineering.

  •
  General Civil, Municipal and Land Development Engineering.  This capability includes land development support for commercial and residential real estate development projects by providing master planning, land surveys, traffic studies, storm water design and management, utility design, and site engineering. We also can provide the basic engineering needs of small municipalities, and our civil engineering expertise is utilized on projects such as the planning, design and construction management of potable water and wastewater treatment systems; master drainage planning; street, roadway and site drainage; dam analysis and design; and master drainage planning.

  •
  Geotechnical and Materials Engineering.  Our services include subsurface exploration, laboratory testing, geotechnical assessments, seismic engineering and quality assurance testing.

  •
  Hydraulics and Hydrological Studies.  We perform aquifer tests, ground water modeling and yield analysis, scour and erosion studies, storage and distribution systems, Federal Emergency Management Agency studies and watershed modeling in support of a diverse client base.

  •
  Security.  Our market emphasis has shifted from providing these services in commercial buildings to a focus upon public and quasi-public infrastructure facilities such as transit systems and ports. Our services include vulnerability assessments, engineering and structural improvements for public and private infrastructure facilities, design and implementation of security and surveillance systems, blast resistance design, disaster recovery planning, and force protection analysis.

  •
  Geographic Information Systems ("GIS") & Mapping-   These services are rapidly evolving as the need for information management expands, and we provide, among other services, data modeling, terrain analysis, shoreline management analysis, total station mapping and resource mapping.

        We believe that the long-term market for our infrastructure services will be stable and be driven by population growth in certain geographic regions, continued aging and obsolescence of existing infrastructure, capacity shortfalls, and Federal stimulus funding for state and municipal projects. Spending by both private and government clients generally declined in fiscal 2009, reflecting general economic conditions. In addition, legislation regarding long term funding for Federal transportation projects is unresolved at this time. We expect this trend to continue in fiscal year 2010 with the exception being in the area of construction and construction management for Stimulus Bill-related projects and security-related initiatives. Of particular note is the lack of design-related projects in the "pipeline" for both public and private clients. Given the need to rebuild and modernize our national aging infrastructure, however, we do expect increased spending on public infrastructure programs over the intermediate and long term. The timing and extent of recovery in the private sector is, however, more uncertain in the short and mid- term. The pace of spending on private infrastructure projects has diminished and, as a result, during the past fiscal year we have experienced client initiated delays and/or cancellation of some assignments. We expect this situation may continue in fiscal year 2010.

Clients

        No single client accounted for more than 10% of our net service revenue during the fiscal years ended June 30, 2009, 2008 and 2007.

        The table below provides representative clients during the past five years:

AES Enterprises	Hoffman La Roche, Inc.	Spectra Energy
AIMCO, Inc.	International Paper	SPX Corporation
ASARCO	JPower	Transwestern Pipeline Company, LLC
BNSF	Kinder Morgan	Waste Management
British Petroleum (ARCO/Amoco)	LS Power	State Departments of
Central Maine Power Company	Lockheed Martin	Transportation:
Competitive Power Ventures	Lower Manhattan	—California
Connecticut Resources Recovery	Development Corporation	—Massachusetts
Authority	Magellan Midstream Partners	—New Jersey
Conoco Phillips	Mirant	—New York
Consolidated Edison	National Grid	—Pennsylvania
Constellation Energy	New York State Energy Research	—Texas
Duke Energy	and Development Authority	—West Virginia
El Paso Energy	Northeast Utilities	U.S. Government:
Entergy	Orange County Transportation	—Environmental Protection Agency
ExxonMobil	Authority	—Department of Defense
Florida Gas Transmission	Pfizer	—Federal Aviation Administration
Goodyear Tire and Rubber	PG&E Corporation	—Minerals Management Service
Company	Sempra Energy

Competition

        The markets for many of our services are highly competitive. There are numerous engineering and consulting firms and other organizations that offer many of the same services offered by us. These firms range in size from small local firms to large national firms that have substantially greater financial, management and marketing resources than we do. Competitive factors include reputation, performance, price, geographic location and availability of skilled technical personnel. As a mid-size firm, we compete with both the large international firms and the small niche or geographically focused firms.

        Despite the competitive nature of our markets, the majority of our work comes from repeat orders from long-term clients especially where we are one of the leading service providers in the markets we address. For example, we believe that we are one of the top providers of licensing services for large energy projects. Further, we believe we are the market leader in the complete outsourcing of site remediation services through our Exit Strategy program. By continuing to stay in front of emerging trends in our markets we believe our competitive position will remain strong.

Backlog

        At June 30, 2009, our contract backlog based on gross revenue was approximately $387 million, as compared to approximately $498 million at June 30, 2008. Our contract backlog based on net service revenue was approximately $247 million at June 30, 2009, as compared to approximately $287 million at June 30, 2008. The decline in backlog can be most directly attributed to the completion of several large EPC projects in our Energy business as well as the reduction in project awards due to the economic slowdown resulting from the credit crisis. Approximately 60% of backlog is typically completed in one year. In addition to this net contract backlog, we hold open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our net contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

Employees

        As of June 30, 2009, we had approximately 2,400 full- and part-time employees. Approximately 85% of these employees are engaged in performing professional services for clients. Many of these employees have master's degrees or their equivalent, and a number have Ph.D. degrees. Our professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. Except for limited circumstances within our infrastructure business, none of our employees are represented by a union.

Contracts with the United States Government and Agencies of State and Local Governments

        We have contracts with agencies of the United States government and various state agencies that are subject to examination and renegotiation. We believe that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on our operating results, financial position or cash flows.

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

Patents, Trademarks and Licenses

        We have a number of patents, trademarks, copyrights and licenses. None of these are considered material to our business as a whole.

Environmental and Other Considerations

        We do not believe that our compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on our capital expenditures, earnings or competitive position.

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

Risks Related to Our Company

         We incurred significant losses in fiscal 2009, 2008, and 2007, and may incur such losses in the future. If we continue to incur significant losses or are unable to generate sufficient working capital from our operations or our revolving credit facility, we may have to seek additional external financing.

        As reflected in our consolidated financial statements, we incurred net losses applicable to common shareholders of $24.1 million, $109.1 million and $5.9 million in our fiscal years ended June 30, 2009, 2008 and 2007, respectively. While we are taking action to become profitable, if we are unable to improve our operating performance, we may incur additional losses. We depend on our core businesses to generate profits and cash flow to fund our working capital growth. Although the services that we provide are spread across a variety of industries, disruptions such as a general economic downturn or higher interest rates could negatively affect the demand for our services across a variety of industries which could adversely affect our ability to generate profits and cash flows.

        We finance our operations through cash generated by operating activities and borrowings under our revolving credit facility with Wells Fargo Foothill, Inc. That credit facility contains covenants which, among other things, require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization as defined in the credit agreement ("EBITDA"), maintain a minimum fixed charge coverage ratio, and maintain a minimum level of backlog. While we have not used the credit facility since the June 2009 preferred stock offering, we would be dependent on this facility for any short term liquidity needs if available cash and cash equivalents and cash provided by operations are not adequate to support working capital requirements.

        The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions resulting in, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Refinancing of the credit facility would be more difficult in the near term, especially in light of the current state of the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend.

        We have not experienced any material impacts to liquidity or access to capital as a result of the current conditions in the financial and credit markets. During fiscal 2009 we completed a preferred stock offering with gross proceeds of $15.5 million. We believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future. Management cannot predict with any certainty the impact to us of any further or continued disruption in the capital markets. The deterioration of the economic conditions in the United States was broad and dramatic. The current adverse state of the economy and the possibility that economic conditions could continue to deteriorate may affect businesses such as ours in a number of ways. While management cannot directly measure it, the credit crisis may affect the ability of our customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows. We are unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions. Management will continue to closely monitor the credit markets and our financial performance.

         If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

        Goodwill was approximately $35.1 million as of June 30, 2009. We also had other identifiable intangible assets of $2.3 million, net of accumulated amortization as of June 30, 2009. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For the fiscal year ended June 30, 2009, we recorded a goodwill impairment charge of $19.3 million and an intangible asset impairment charge of $2.1 million. Changes in the fair value of our common stock and other factors may result in additional impairments of goodwill or other assets which would negatively impact our earnings.

         We are and will continue to be involved in litigation. Legal defense and settlement expenses can have a material adverse impact on our operating results.

        We have been, and likely will be, named as a defendant in legal actions claiming damages and other relief in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes, professional liability, or claims for personal injury or property damage. We have substantial deductibles on several of our insurance policies, and not all claims are insured. In addition, we have also incurred legal defense and settlement expenses related to prior acquisitions. Accordingly, defense costs, settlements and potential damage awards have been material in the past and may have a material adverse effect on our business, operating results, financial position and cash flows in future periods.

         Subcontractor performance and pricing could expose us to loss of reputation and additional financial or performance obligations that could result in reduced profits or losses.

        We often hire subcontractors for our projects. The success of these projects depends, in varying degrees, on the satisfactory performance of our subcontractors and our ability to successfully manage subcontractor costs and pass them through to our customers. If our subcontractors do not meet their obligations or we are unable to manage or pass through costs, we may be unable to profitably perform and deliver our contracted services. Under these circumstances, we may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services. These additional obligations have resulted in reduced profits or, in some cases, significant losses for us with respect to certain projects. In addition, the inability of our subcontractors to adequately perform or our inability to manage subcontractor costs on certain projects could hurt our competitive reputation and ability to obtain future projects.

         Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to recover the expenditures.

        Circumstances or events which could create large cash outflows include losses resulting from fixed-price contracts, remediation of environmental liabilities, legal expenses, project completion delays, failure of clients to pay, income tax assessments including payments that may arise pursuant to the ongoing 2003-2008 Internal Revenue Service ("IRS") audit if not resolved successfully, and professional liability or claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

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

        We obtain insurance from insurance companies to cover a portion of our potential risks and liabilities subject to specified policy limits, deductibles or coinsurance. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks. As a result of the recent events in the financial markets, we face additional risks due to the continuing uncertainty and disruption in those markets. Much of our commercial insurance is underwritten by the regulated insurance subsidiaries of Chartis (formerly the American International Group). Chartis has also underwritten almost all of the cost cap and related insurance purchased by Exit Strategy clients which share some specific characteristics that present additional risk. The Exit Strategy related policies all tend to be long term; several are ten years or more. Finally, some policies also serve to satisfy state and federal financial assurance requirements for certain projects. Without these policies alternative financial assurance arrangements for these projects would need to be arranged. Additionally, most of our Exit Strategy projects require us to perform the work regardless of the availability of insurance, directly exposing us to financial risks without the benefit of insurance.

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

        We account for a significant portion of our contracts on the percentage-of-completion method of accounting. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred. The effect of revisions to revenue and estimated costs, including the achievement of award and other fees, is recorded when the amounts are known and can be reasonably estimated. The uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates, or estimates to change, resulting in reductions or reversals of previously recorded revenue and profit. Such differences could be material.

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

        Our contract backlog based on net service revenue as of June 30, 2009 was approximately $247 million. We cannot guarantee that the net service revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

         Changes in existing environmental laws, regulations and programs could reduce demand for our environmental services which could cause our revenue to decline.

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

        We estimate that contracts with agencies of the United States government and various state and local governments represent approximately 20% of our net service revenue. Therefore, we are materially dependent on various contracts with such governmental agencies. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds as well as changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.

Other Risks

         The value of our equity securities could continue to be volatile.

        Over time our common stock has experienced substantial price volatility. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price characteristics of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

  •
  Our financial results, including revenue, profit, days sales outstanding, backlog, and other measures of financial performance or financial condition;

  •
  Announcements by us or our competitors of significant events, including acquisitions;

  •
  Threatened or pending litigation;

  •
  Changes in investors' and analysts' perceptions of our business or any of our competitors' businesses;

  •
  Investors' and analysts' assessments of reports prepared or conclusions reached by third parties;

  •
  Changes in legislation;

  •
  Broader market fluctuations; and

  •
  General economic or political conditions.

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

        Our adoption of, and compliance with, changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results.

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

We have identified a material weakness in our internal control over financial reporting which could continue to negatively impact our ability to report our results of operations and financial condition accurately.

        We have concluded that our internal control over financial reporting was not effective as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of the material weakness, see Item 9A, "Management's Report on Internal Controls over Financial Reporting." The material weakness results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weakness identified, there is a risk of additional errors not being prevented or detected. Moreover, other material weaknesses may be identified.

        As noted in Item 9A, "Management's Report on Internal Controls over Financial Reporting" we have work remaining to remediate the material weakness in our internal control over financial reporting. There can be no assurance as to when the material weakness will be remediated. Until our remediation efforts are completed, management will continue to devote significant time and attention to these efforts.

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

        The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.    A former landlord of a subsidiary of ours has sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. In an August 2009 summary judgment motion the plaintiff is claiming damages of approximately $5.0 million. We believe that we have meritorious defenses, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        In re: World Trade Center Lower Manhattan Disaster Site Litigation, United States District Court for the Southern District of New York, 2006.    A subsidiary of ours has been named as a defendant (along with a number of other defendants) in a number of cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption "In Re World Trade Center Lower Manhattan Disaster Site Litigation." The complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, allege that plaintiffs were injured and seek unspecified damages for those injuries. We believe the subsidiary has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.    While returning from a jobsite in a Company vehicle, two employees of a subsidiary of ours were involved in a serious motor vehicle accident. Although our employees were not seriously injured, three individuals were killed and another two injured. Suits have been filed against us and the driver of the subsidiary's vehicle by representatives of the deceased seeking damages for wrongful death and personal injury. We believe that we have meritorious defenses and are adequately insured, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        EFI Global v. Peszek et. al, Cook County Circuit Court, 2007.    The plaintiff originally sued several of its former employees alleging improper solicitation of employees, misuse of confidential information and related claims. The suit seeks injunctive and other equitable relief, an accounting and unspecified damages. We were subsequently added as a defendant. We believe that we have meritorious defenses, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Roy Roberson v. TRC Solutions, Inc., TRC Companies, Inc., et.al., California Superior Court, Orange County, 2007.    A subsidiary, two former employees and one current employee of ours are named as defendants in a lawsuit brought by a former employee who is seeking damages that allegedly arise out of his employment with us. Mr. Roberson's complaint includes causes of action for wrongful termination, discrimination, breach of contract, misrepresentation, failure to pay wages, defamation and emotional distress. We believe that we have meritorious defenses and are adequately insured, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Arthur Katz v. Shalom Gabay d/b/a Avis Unocal et. al., California Superior Court, Los Angeles County, 2008.    A subsidiary of ours was named as defendants in a lawsuit brought by Mr. Katz who sought damages for personal injuries allegedly sustained when he fell at a gasoline service station. The subsidiary performed environmental testing and monitoring work at the service station prior to the plaintiff's alleged accident. This matter was resolved in August 2009 with no payment by us or our insurer.

        SPPI—Somersville, Inc. v. TRC Companies, Inc. et. al.; West Coast Home Builders v. Ashland et. al., United States District Court, Northern District of California, 2004.    Neighboring landowners allege property damage from a landfill site where we performed remediation work pursuant to an Exit Strategy contract. We believe that we have meritorious defenses and are adequately insured, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Harper Construction Company, Inc. v. TRC Environmental Corporation, United States District Court, Western District of Oklahoma, 2008.    A subsidiary of ours was a subcontractor on a project for the design and construction of an HVAC system at two instructional facilities at Fort Sill, Oklahoma. The prime contractor on those projects is alleging breach of the subcontracts and is seeking approximately $0.8 million in damages for additional costs and expenses related to completion of the subcontract work. We have counterclaimed for costs related to subcontract termination. We believe that we have meritorious defenses and a valid counterclaim, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Luis Gonzalez, Jr. et al v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Marie Esther Gonzalez v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Jamie Ramos v. Pacific Gas & Electric, TRC Solutions, Inc., et al, California Superior Court, San Francisco County, 2008.    A subsidiary of ours is named as a defendant in three lawsuits concerning a boiler structure that collapsed on or about January 28, 2008 during planned demolition work at the Hunters Point Power Plant in California. Two employees of subcontractor LVI/ICONCO were injured and one was killed. The two injured workers as well as the deceased employee's representatives have filed lawsuits. Our subsidiary was hired as the prime contractor by site owner PG&E. Our subsidiary subcontracted the demolition work to LVI/ICONCO who procured insurance on behalf of us and PG&E which is providing coverage to the subsidiary for these claims. We believe that we have meritorious defenses and are adequately insured, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Elwood Smith v. Connor et al, Court of Common Pleas, Philadelphia County, 2009.    While attempting to remove a fallen tree from the roadway, the plaintiff was allegedly injured when he was struck by a car. A subsidiary of ours has been named a defendant in this action along with a number of other defendants. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the roadside in the vicinity of the accident. We believe the subsidiary has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        City of Marksville v. Willis Engineering, et al, 12th Judicial District Court, Avoyelles Parish, Louisiana, 2009.    The Company, a subsidiary and a former employee have been named as defendants in an action brought by the City of Marksville alleging defective design of certain aspects of a municipal water system. We believe that we have meritorious defenses and are adequately insured, however an adverse determination in this matter could have a material adverse effect on our business, operating results, financial position and cash flows.

        Our accrual for all litigation-related losses that were probable and estimable, primarily those discussed above, was $5.5 million and $12.9 million at June 30, 2009 and 2008, respectively. We also had insurance recovery receivables related to these accruals of $2.5 million and $9.7 million at June 30, 2009 and 2008, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on our business, operating results, financial position and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Special Shareholders' Meeting held on July 20, 2009, our shareholders approved the following:

Item		For	Against	Abstain
(1)	Approval of an amendment to our Restated Certificate of Incorporation to increase by 10,000,000 shares the number of authorized shares of Common Stock from 30,000,000 to 40,000,000	13,421,321	626,703	82,642
(2)	Approval of the issuance of shares of our Common Stock upon conversion of the Series A Convertible Preferred Stock we issued pursuant to the Series A Preferred Stock Purchase Agreement dated June 1, 2009 in accordance with the Rules of the New York Stock Exchange	9,930,941	2,525,276	34,281
(3)	Approval of amendments to our 2007 Equity Incentive Plan	7,310,370	5,143,842	36,286

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        On June 1, 2009, we sold 7,209.302 shares of a new Series A Convertible Preferred Stock, $0.10 par value, for $2,150 per share pursuant to a stock purchase agreement by and among us and three of our existing shareholders and related entities. The preferred stock offering resulted in proceeds of $15.3 million, net of issuance costs of $0.2 million. The preferred stock offering was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4 (2) of the Securities Act of 1933 as amended (the "Act"). Each of the investors is an "accredited investor" within the meaning of Rule 501 (a) under the Act.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TRR." The following table sets forth the high and low per share prices for the common stock for the fiscal years ended June 30, 2009 and 2008 as reported on the NYSE:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$4.46	$2.18	$14.94	$8.33
Second Quarter	3.28	1.16	12.71	7.00
Third Quarter	3.63	1.59	8.80	3.30
Fourth Quarter	4.45	2.32	6.58	3.91

        As of July 31, 2009, there were 231 shareholders of record and, as of that date, we estimate there were approximately 1,960 beneficial owners holding our common stock in nominee or "street" name.

        To date we have not paid any cash dividends on our common stock, and the payment of dividends in the future will be subject to financial condition, capital requirements and earnings. Future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated. The terms of our credit agreement also prohibit the payment of cash dividends.

 Stock Performance Graph

Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Total Return Index and Peer Companies

        The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested in our Common Stock on June 30, 2004. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2009

        Data and graph provided by Zacks Investment Research, Inc. Copyright© 2009, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Year Ended June 30,
	2004	2005	2006	2007	2008	2009
TRC	$100	$70	$63	$89	$24	$24
S&P 500 Index	100	106	116	139	121	89
Peer Group	100	90	123	167	170	179

        The companies included in the peer group are: Ecology & Environment, Inc.; ENGlobal Corp.; Tetra Tech, Inc.; Versar, Inc.; and, VSE Corp.

Item 6.    Selected Financial Data

        The following table provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto.

Statements of Operations Data, for the years ended June 30,	2009	2008	2007	2006	2005(1)
	(in thousands, except per share data)
Gross revenue	$432,517	$465,079	$441,643	$396,091	$358,522
Less subcontractor costs and other direct reimbursable charges	177,713	196,870	185,735	158,111	138,961

Net service revenue	254,804	268,209	255,908	237,980	219,561

Interest income from contractual arrangements	1,859	3,944	4,747	4,054	2,578
Insurance recoverables and other income	19,539	6,123	4,170	1,053	14,969
Operating costs and expenses:
Cost of services(2)	227,217	241,647	231,025	228,556	217,298
General and administrative expenses(2)	32,936	40,077	23,969	24,350	14,472
Provision for doubtful accounts	3,952	3,708	1,318	7,971	4,959
Goodwill and intangible asset write-offs(3)	21,438	77,267	—	2,170	3,625
Depreciation and amortization	7,322	8,051	8,311	6,925	6,148

	292,865	370,750	264,623	269,972	246,502

Operating (loss) income	(16,663)	(92,474)	202	(26,885)	(9,394)
Registration penalties(4)	—	—	600	—	—
Interest expense	2,925	3,936	4,359	4,545	2,438

Loss from continuing operations before taxes, minority interest, equity in (losses) earnings and accounting change	(19,588)	(96,410)	(4,757)	(31,430)	(11,832)
Federal and state income tax provision (benefit)(5)	3,871	12,296	(1,337)	(10,488)	(3,943)
Minority interest	—	(62)	(24)	—	(470)

Loss from continuing operations before equity in (losses) earnings and accounting change	(23,459)	(108,644)	(3,396)	(20,942)	(7,419)
Equity in (losses) earnings from unconsolidated affiliates, net of taxes(6)	(449)	(505)	(161)	9	344

Loss from continuing operations before accounting change	(23,908)	(109,149)	(3,557)	(20,933)	(7,075)
Discontinued operations, net of taxes(7)	—	—	(77)	(2,914)	402
Cumulative effect of accounting change, net of taxes(8)	—	—	—	—	(589)

Net loss	(23,908)	(109,149)	(3,634)	(23,847)	(7,262)
Dividends and accretion charges on preferred stock(9)	215	—	2,233	751	766

Net loss applicable to common shareholders	$(24,123)	$(109,149)	$(5,867)	$(24,598)	$(8,028)

Basic and diluted loss per common share:
Loss from continuing operations before accounting change	$(1.25)	$(5.84)	$(0.33)	$(1.43)	$(0.56)
Discontinued operations, net of taxes	—	—	—	(0.19)	0.03
Cumulative effect of accounting change	—	—	—	—	(0.04)

	$(1.25)	$(5.84)	$(0.33)	$(1.62)	$(0.57)

Basic and diluted weighted average common shares outstanding	19,272	18,700	17,563	15,168	14,109

Cash dividends declared per common share	—	—	—	—	—

Balance Sheet Data at June 30:
Total assets	$336,896	$397,319	$485,982	$485,403	$517,851

Long-term debt, including current portion	12,501	39,310	42,670	40,453	59,980

Preferred stock	1,808	—	—	15,000	14,941

Shareholders' equity	48,623	57,671	161,729	145,156	146,646

(1)
We completed nine acquisitions in fiscal 2005 which impacted period to period comparisons.

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

(3)
During fiscal 2009, we recorded impairment charges of $19.3 million related to goodwill and $2.1 million related to customer relationships intangible assets. During fiscal 2008, we recorded impairment charges of $76.7 million related to goodwill and $0.6 million related to customer relationships intangible assets. During fiscal 2006, we recorded an impairment charge of $2.2 million related to trade-name intangible assets. During fiscal 2005, we recorded impairment charges of $3.6 million related to a joint venture.

(4)
The $0.6 million penalty relates to our failure to obtain an effective registration statement related to our March 2006 private placement.

(5)
During fiscal 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income or reversals of existing temporary differences and recorded a deferred tax provision of $12.1 million which included a valuation allowance to fully reserve for our deferred tax assets as of such date.

(6)
The fiscal 2009, 2008 and 2007 equity in losses from unconsolidated affiliates includes impairment charges of $0.4 million, $0.5 million and $0.4 million, respectively.

(7)
We sold Omni in March 2007, Bellatrix in August 2006 and PacLand in June 2006.

(8)
In fiscal 2005, we changed the method of accounting for our 19.9% investment in a start-up energy savings company from the cost method to the equity method.

(9)
We incurred a charge of approximately $0.2 million in fiscal 2009 related to the accretion of the beneficial conversion charge recorded on the preferred stock issued in June 2009. In December 2006, preferred stock which was issued in fiscal 2001 was exchanged for approximately 1.1 million shares of common stock, and we recorded a charge of approximately $2.0 million related to the induced conversion of the preferred stock.

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

OVERVIEW

        We are a firm that provides engineering, consulting, and construction management services. Our project teams provide services to assist our commercial, industrial, and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. We provide our services to commercial organizations and governmental agencies almost entirely in the United States of America.

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

        The types of contracts with our clients and the approximate percentage of net service revenue ("NSR") for the years ended June 30, 2009, 2008 and 2007 from each contract type are as follows:

Years ended June 30,	2009	2008	2007
Time-and-materials	54%	59%	60%
Fixed-price	44%	37%	28%
Cost-plus	2%	4%	12%

        In the course of providing our services, we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue ("NSR"), which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

        We have transitioned from a decentralized to a centralized management model. As part of this transition, we implemented our new ERP system in the fourth quarter of fiscal 2007. Concurrent with the implementation of the new system, our processes and costs relating to almost all financial, information technology and administrative functions were realigned under centralized management control and are now incurred and controlled by corporate functions and classified as G&A expenses. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services ("COS").

        Our COS includes professional compensation and related benefits together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our G&A expenses are comprised primarily of our corporate headquarters costs related to corporate executive management, finance, accounting, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

Operating Segments

        We managed our business as one operating segment in fiscal 2008 and 2007. In fiscal 2008, we substantially completed the implementation of the new ERP system. During fiscal 2009, the system was configured to provide revenue and earnings by segment, and we initiated reporting to our chief operating decision maker ("CODM") under three operating segments. Management established these operating segments based upon the type of project, the client and market to which those projects are delivered, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. We did not restate prior periods under the new basis because it was not practical to do so. The operating segments are as follows:

          Energy:    The Energy segment provides engineering, licensing and permitting and construction services to energy companies including support in the design of new sources of power generation, electrical transmission and distribution system upgrades and natural gas and liquid products pipelines and terminals.

          Environmental:    The Environmental segment provides services to a wide range of clients including industrial and natural resource companies, railroads, energy companies, and federal and state agencies and is organized to focus on key areas of demand: building sciences, air quality measurements and modeling, environmental assessment and remediation including Exit Strategy, and natural and cultural resource management.

          Infrastructure:    The Infrastructure segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities.

        Our CODM is our Chief Executive Officer. Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment operating income (loss). We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss), and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, consequently, it is not practical to show assets by operating segment. Depreciation expense is primarily allocated to each operating segment based upon their respective use of total operating segment office space. Inter-segment balances and transactions are insignificant. The accounting policies of the operating segments are the same as those for us as a whole. See Note 16 in the Consolidated Financial Statements for additional information regarding operating segments.

        The following table presents the approximate percentage of our NSR by operating segment for the year ended June 30, 2009:

Operating Segment	Year Ended 2009
Energy	32%
Environmental	45%
Infrastructure	23%

100%

Business Trend Analysis

        Energy:    The utilities in the United States are in the process of a multi-year upgrade of the electric transmission grid to improve capacity and reliability. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. According to a Department of Energy study, $50 billion to $100 billion of investment is needed to modernize the grid. These needs and increased returns on large investments in energy assets provide opportunities to sell services including permitting, engineering and construction for the electric transmission system and development of renewable energy projects. We are well established in the Northeast and are actively growing our presence in other geographic regions where demand for services is the highest.

        Environmental:    Market demand for environmental services remains active, driven by a combination of regulatory requirements, economic factors and renewed focus on sustainability and climate change. Regulatory focus on emissions of concern (e.g. mercury, small particulates) is supporting demand for air quality consulting and air measurement services. Climate change initiatives should also sustain market growth for these services. Remediation services remain constant in spite of much lower demand in the real estate market, but regulatory requirements and previously funded multi-year capital projects will sustain the market in the next several years. Real estate developers and owners are using building science services (e.g. mold, indoor air quality) to maintain real estate asset values, but new development projects will likely not resume in fiscal 2010.

        Infrastructure:    Demand for services is expected to be flat in fiscal 2010 due to general economic conditions and the lack of increased public funding, although the federal stimulus bill has provided substitute funding for existing projects. The long-term outlook remains good due to alternative funding mechanisms (e.g., private/public partnerships), potential additional economic stimulus initiatives and the continued need to upgrade, replace or repair aging transportation infrastructure.

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

        We have fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. The funds in the restricted account are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity United States Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the consolidated statements of operations.

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

        Under most Exit Strategy contracts, additional payments are made by the client to the insurer, typically through an insurance broker, for insurance premiums and fees for a policy to cover potential cost overruns and other factors such as third party liability. For Exit Strategy contracts where we establish that (1) costs exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, we record an insurance recovery up to the amount of insured costs. An insurance gain, that is, an amount to be recovered in excess of our recorded costs, is not recognized until the receipt of insurance proceeds. Insurance recoveries are reported as insurance recoverables and other income on our consolidated statements of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

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

Cost-Plus Contracts

        Cost-Plus Fixed Fee Contracts.    Under cost-plus fixed fee contracts, we charge clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenue based on the actual labor and non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services as revenue is recognized or in accordance with agreed upon billing schedules.

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

Change Orders/Claims

        Change orders are modifications of an original contract that change the provisions of the contract. Change orders typically result from changes in scope, specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work. Claims are amounts in excess of the agreed contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes.

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

        Income Taxes—We are required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences between the financial statement and tax bases of assets and liabilities, together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the consolidated balance sheets. An assessment is required to be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense. During fiscal 2008, we recorded a deferred tax provision of $12.1 million which included a valuation allowance to fully reserve for our deferred tax assets. The valuation allowance increased during fiscal 2009 to fully reserve for additional deferred tax assets.

        In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, ("FIN 48"), which was applicable for financial statements issued for reporting periods ending after December 15, 2006. We adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction in retained earnings as of July 1, 2007 in the amount of $0.8 million. During the year ended June 30, 2009, our uncertain tax positions increased from $2.4 million to $17.7 million. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the nature and timing of the resolution of the IRS examination, the closure of federal and state tax years by expiration of the statutes of limitations and other factors.

        Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and indefinite-lived assets are not amortized, but are evaluated at least annually for impairment. We evaluate the recovery of goodwill annually at the end of each second fiscal quarter or more frequently if events or circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired.

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

        We performed our annual assessment of the recoverability of goodwill as of December 26, 2008. Due to changes in our management reporting structure, we had three reporting units as of December 26, 2008. The three reporting units are Energy, Environmental and Infrastructure. In performing the goodwill assessment, we utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by us was 40% discounted cash flows, 40% guideline company approach and 20% guideline transaction approach. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within our industry. The aggregate fair value of our reporting units declined from the June 30, 2008 carrying value to the December 26, 2008 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies and resulted in non-cash goodwill impairment charges in the environmental and infrastructure reporting units of $19.3 million during the year ended June 30, 2009.

        There were no events or changes in circumstances that would indicate the fair value of goodwill was reduced to below its carrying value since the December 26, 2008 goodwill assessment, and therefore goodwill was not assessed for impairment as of June 30, 2009. There could be additional impairment charges of goodwill or other assets in the future based on possible changes in our stock price or other estimates that may affect our fair value.

        Other intangible assets consist primarily of purchased customer relationships and other intangible assets acquired in acquisitions. The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. Our policy is to amortize customer relationships with determinable lives over their estimated useful lives ranging from 11.5 to 15 years. Other intangibles with contractual terms are amortized over their estimated useful lives generally of five years. We review the economic lives of our intangible assets annually. We recorded an impairment charge of $2.1 million and $0.6 million related to customer relationships intangible assets during fiscal 2009 and 2008, respectively.

        Management judgment and assumptions are required in performing the impairment tests and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

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

Results of Operations

        We incurred significant losses during the fiscal years ended June 30, 2009, 2008, and 2007 and may continue to incur losses in the future.

Fiscal 2009

        The net loss applicable to common shareholders of $24.1 million for fiscal 2009 was impacted by the $21.4 million impairment charge for goodwill and intangible assets and a provision for income taxes of $3.9 million primarily related to uncertain tax positions. We are currently under an IRS examination for the fiscal years 2003 through 2008. During the fourth quarter of fiscal year 2009, the IRS formally assessed us certain adjustments related to Exit Strategy projects. We do not agree with these adjustments and plan to appeal the assessments. If the IRS prevails in its position, our federal income tax due for the fiscal years 2003 through 2008 would result in taxes due of $10.4 million (including interest). Although the final resolution of the adjustment is uncertain, management has increased the gross unrecognized tax benefits under the measurement principles of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") during the year ended June 30, 2009.

Fiscal 2008

        The net loss of $109.1 million for fiscal 2008 was impacted by:

  •
  a $77.3 million impairment charge for goodwill and intangible assets;

  •
  a $12.1 million deferred tax provision which included a valuation allowance to fully reserve for our deferred tax assets;

  •
  a $3.2 million charge for restructuring actions initiated in the fourth quarter of fiscal 2008;

  •
  $9.8 million of legal expenses, including defense and settlement expenses; and

  •
  $7.4 million of losses on certain joint ventures and contracts.

        Goodwill and Intangible Assets:    During fiscal 2008, we performed a goodwill assessment and concluded that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $76.7 million and an intangible asset impairment charge of $0.6 million during the quarter ended September 28, 2007.

        Deferred Tax Assets:    During the year ended June 30, 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a deferred tax provision of $12.1 million was recorded in the first quarter of fiscal 2008 to provide a valuation allowance against our deferred tax assets.

        Restructuring:    In order to reduce operating costs and improve our operating efficiency, we implemented a restructuring plan in the fourth quarter of fiscal 2008. Under the restructuring plan, we reduced our workforce by 71 employees and consolidated or closed 14 office facilities. A charge of $3.2 million was recorded in the fourth quarter of fiscal 2008 related to those actions.

        Legal Costs:    Legal and related costs were substantially higher in fiscal 2008 compared to fiscal 2007 and included expenses of approximately $4.8 million for legal defense costs and $5.0 million for reserves and uninsured settlements.

        Certain Joint Ventures and Project Losses:    Approximately $3.8 million of the loss was related to our investment in the RPD JV. In fiscal 2006, we formed the RPD JV with two other partners to design and construct a $114.8 million electrical transmission and distribution system for Rochester Gas and Electric. During fiscal 2008, the joint venture substantially increased the estimated contract costs to an amount in excess of the contract value by approximately $10.0 million of which our proportionate share was 33.3%, or $3.3 million. Approximately $3.6 million of the loss for fiscal 2008 was related to a significant loss incurred on another project.

Results of Operations

  2009 Compared to 2008

	Year Ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Gross revenue	$432,517	$465,079	$(32,562)	(7.0)%
Less subcontractor costs and other direct reimbursable charges	177,713	196,870	(19,157)	(9.7)
Net service revenue	254,804	268,209	(13,405)	(5.0)
Interest income from contractual arrangements	1,859	3,944	(2,085)	(52.9)
Insurance recoverables and other income	19,539	6,123	13,416	219.1
Cost of services	227,217	241,647	(14,430)	(6.0)
General and administrative expenses	32,936	40,077	(7,141)	(17.8)
Provision for doubtful accounts	3,952	3,708	244	6.6
Goodwill and intangible asset write-offs	21,438	77,267	(55,829)	(72.3)
Depreciation and amortization	7,322	8,051	(729)	(9.1)
Operating loss	(16,663)	(92,474)	75,811	82.0
Interest expense	2,925	3,936	(1,011)	(25.7)
Federal and state income tax provision	3,871	12,296	(8,425)	(68.5)
Minority interest	—	(62)	62	100.0
Equity in losses from unconsolidated affiliates, net of taxes	(449)	(505)	56	11.1
Net loss	(23,908)	(109,149)	85,241	78.1
Dividends and accretion charges on preferred stock	215	—	215	100.0
Net loss applicable to common shareholders	(24,123)	(109,149)	85,026	77.9

        Gross revenue decreased $32.6 million, or 7.0%, to $432.5 million for fiscal 2009 from $465.1 million for fiscal 2008. The wind-down of a large engineering, procurement and construction ("EPC") contract in our energy business, resulted in approximately $19.3 million of the decrease. The EPC project was replaced by traditional energy service engineering projects which had lower levels of subcontracting requirements and, therefore, generated less gross revenue. In addition, current year gross revenue decreased by approximately $11.0 million from the effect of personnel departures resulting from the restructuring plan that was implemented at the end of fiscal 2008. Further, in the year ended June 30, 2008 we received a change order for approximately $5.1 million for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor, and there was no similar event in fiscal 2009. The reductions in gross revenue were partially offset by revenue growth of $3.9 million from our Exit Strategy contracts, particularly work associated with a new commercial development site in New York.

        NSR decreased $13.4 million, or 5.0%, to $254.8 million for fiscal 2009 from $268.2 million for fiscal 2008. The decrease was primarily attributable to the $5.1 million decrease in NSR due to the aforementioned design-build change order which was received in the first quarter of fiscal 2008. In addition, current year NSR decreased by approximately $9.1 million from the effect of personnel departures resulting from the restructuring plan that was implemented at the end of fiscal 2008.

        Interest income from contractual arrangements decreased $2.1 million, or 52.9%, to $1.8 million for fiscal 2009 from $3.9 million for fiscal 2008 primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal 2009 compared to fiscal 2008.

        Insurance recoverables and other income increased $13.4 million, or 219.1%, to $19.5 million for fiscal 2009 from $6.1 million for fiscal 2008. The increase primarily relates to three Exit Strategy projects that had estimated cost increases which are expected to exceed the project specific restricted investments and be funded by the project specific insurance policies procured at project inception to cover, among other things, cost overruns.

        COS decreased $14.4 million, or 6.0%, to $227.2 million for fiscal 2009 from $241.6 million for fiscal 2008. The decrease was primarily attributable to costs savings realized from various restructuring activities undertaken mostly during the fourth quarter of fiscal 2008. Specifically, payroll and fringe benefit costs decreased $13.0 million and facility/occupancy costs decreased $2.2 million. In addition, marketing and travel expenses decreased by $2.2 million primarily related to our ongoing initiative to reduce operating costs. These decreases were partially offset by a $5.5 million increase in contract loss reserves primarily related to certain Exit Strategy projects that had estimated costs increases during fiscal 2009. As a percentage of NSR, COS was 89.2% and 90.1% for the years ended June 30, 2009 and 2008, respectively.

        G&A expenses decreased $7.2 million, or 17.8%, to $32.9 million for fiscal 2009 from $40.1 million for fiscal 2008. The decrease was primarily related to a $3.1 million decrease in costs related to litigation. Legal and related costs were substantially higher in fiscal 2008 compared to fiscal 2009 and included expenses of approximately $4.8 million for legal defense costs and $5.0 million for reserves and uninsured settlements. In fiscal 2009, we did not incur these costs to the same extent. In addition, corporate labor and fringe benefit costs decreased $1.0 million due to headcount reductions. Further, charges related to restructuring activities, principally severance and facility costs, decreased by $1.6 million during the current fiscal year.

        The provision for doubtful accounts increased $0.2 million, or 6.6%, to $3.9 million for fiscal 2009 from $3.7 million for fiscal 2008. The increase was primarily due to bad debt expense recorded for increased collections risk in light of the current economic uncertainty.

        Impairment charges of $19.3 million and $76.7 million were recorded to write down the carrying value of goodwill, and impairment charges of $2.1 million and $0.6 million were recorded related to certain customer relationships intangible assets during the fiscal years ended June 30, 2009 and 2008, respectively, as previously discussed.

        Depreciation and amortization decreased $0.7 million, or 9.1%, to $7.3 million for fiscal 2009 from $8.1 million for fiscal 2008. The decrease in depreciation and amortization expense for the year ended June 30, 2009 is primarily due to the fact that we consolidated or closed 14 offices and impaired certain assets associated with those offices in the fourth quarter of fiscal 2008. Also, we impaired certain intangible assets during fiscal 2009 and 2008 resulting in a decrease in amortization expense.

        Interest expense decreased $1.0 million, or 25.7%, to $2.9 million for fiscal 2009 from $3.9 million for fiscal 2008. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $29.3 million for fiscal 2008 to $18.4 million for fiscal 2009. The decrease in the average outstanding balance on our credit facility from 2008 is primarily due to the $15.3 million of net proceeds received from the preferred stock offering.

        The federal and state income tax provision decreased $8.4 million to $3.9 million for the year ended June 30, 2009 from a tax provision of $12.3 million for the same period of the prior year. During the year ended June 30, 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, we recorded a deferred tax provision of $12.1 million which included a valuation allowance to fully reserve for our deferred tax assets. In fiscal 2009, we realized a $1.0 million federal income tax refund related to a prior year amended federal tax return. During the fourth quarter of fiscal year 2009, the IRS formally assessed us certain adjustments related to Exit Strategy projects. We do not agree with these adjustments and plan to appeal the assessments. If the IRS prevails in its position, our federal income tax due for the fiscal years 2003 through 2008 would result in taxes due of $10.4 million (including interest). Although the final resolution of the adjustment is uncertain, management has increased the gross unrecognized tax benefits under the measurement principles of FIN 48 during the year ended June 30, 2009.

        Equity in losses from unconsolidated affiliates, net of taxes, decreased $0.1 million, to $0.4 million in fiscal 2009 from $0.5 million in fiscal 2008. The fiscal 2009 and 2008 results were negatively impacted by a $0.4 million and a $0.5 million impairment charge, respectively, on an investment in Environmental Restoration, LLC.

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

        Gross revenue increased $23.5 million, or 5.3%, to $465.1 million for fiscal 2008 from $441.6 million for fiscal 2007. The increase was primarily attributable to: a $13.5 million increase in revenue for our energy related engineering services and a $5.1 million increase in revenue from the receipt of a change order for a contract completed prior to fiscal 2008. We were awarded that change order for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor. The change order amount was in excess of amounts previously recorded resulting in $5.1 million of additional revenue recorded in fiscal 2008.

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

        COS increased $10.6 million, or 4.6%, to $241.6 million for fiscal 2008 from $231.0 million for fiscal 2007. The increase was primarily attributable to: (1) $9.6 million of additional costs incurred to support revenue growth, principally for our energy related engineering services; (2) $1.5 million of increased claims costs associated with our self insured workers' compensation and employee medical benefits plans; and (3) a $4.9 million increase in contract losses. These increases were partially offset by the impact of our transition from a decentralized management model to a centralized model in connection with our ERP implementation in fiscal 2007. Previously, significant portions of these processes and related expenses were performed by individuals in field locations and were included in cost of services. For the year ended June 30, 2008, we estimate that $5.6 million of expenses were included in G&A expenses that in the previous year were included in COS.

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

        An impairment charge of $76.7 million was recorded in fiscal 2008 to write down the carrying value of goodwill, and $0.6 million was recorded to impair certain customer relationships intangible assets. Given the significant decline in our stock price coupled with a slower than anticipated operational turnaround, we assessed the recovery of goodwill as of September 28, 2007 through an analysis based on market capitalization, discounted cash flows and other factors and concluded that there was an impairment. As a result of the decision to eliminate certain components of our business and close certain offices we also determined that certain customer relationships assets were impaired.

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

        During fiscal 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, we recorded a deferred tax provision of $12.1 million which included a valuation allowance to fully reserve for our deferred tax assets.

        Equity in losses from unconsolidated affiliates, net of taxes, increased $0.3 million, to $0.5 million in fiscal 2008 from $0.2 million in fiscal 2007. The fiscal 2008 results were negatively impacted by a $0.5 million impairment charge on an investment in Environmental Restoration, LLC.

  Costs and Expenses as a Percentage of NSR

        The following table presents the percentage relationships of items in the consolidated statements of operations to NSR:

	2009	2008	2007
Net service revenue	100.0%	100.0%	100.0%

Interest income from contractual arrangements	0.7	1.5	1.9
Insurance recoverables and other income	7.7	2.3	1.6
Operating costs and expenses:
Cost of services	89.2	90.1	90.3
General and administrative expenses	12.9	14.9	9.4
Provision for doubtful accounts	1.6	1.4	0.5
Goodwill and intangible asset write-offs	8.4	28.8	—
Depreciation and amortization	2.9	3.0	3.2

	115.0	138.2	103.4

Operating (loss) income	(6.6)	(34.4)	0.1
Registration penalties	—	—	0.2
Interest expense	1.1	1.5	1.7

Loss from continuing operations before taxes, minority interest, and equity in losses	(7.7)	(35.9)	(1.8)
Federal and state income tax provision (benefit)	1.5	4.6	(0.5)
Minority interest	—	—	—

Loss from continuing operation before equity in losses	(9.2)	(40.5)	(1.3)
Equity in losses from unconsolidated affiliates, net of taxes	(0.2)	(0.2)	(0.1)

Loss from continuing operations	(9.4)	(40.7)	(1.4)
Discontinued operations, net of taxes	—	—	—

Net loss	(9.4)	(40.7)	(1.4)
Dividends and accretion charges on preferred stock	0.1	—	0.9

Net loss applicable to common shareholders	(9.5)%	(40.7)%	(2.3)%

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

        Cash flows provided by operating activities were $21.0 million for fiscal 2009, compared to $3.8 million provided for fiscal 2008. Sources of cash provided by operating assets and liabilities for fiscal 2009 totaled $64.2 million and primarily consisted of the following: (1) a $24.8 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $15.6 million decrease in accounts receivable due to a reduction in gross revenue and a reduction in the number of days outstanding; and (3) a $10.2 million increase in other accrued liabilities primarily related to contract losses recorded on Exit Strategy projects to be funded from the insurance recoverable discussed below. Sources of cash provided by operating assets and liabilities during fiscal 2009 were offset by uses of cash from operating assets and liabilities totaling $57.1 million consisting primarily of the following: (1) a $24.3 million decrease in our deferred revenues due primarily to work performed on Exit Strategy contracts; (2) an $18.4 million increase in insurance recoverable due to estimated cost increases on certain Exit Strategy projects that will be funded by project specific insurance policies; and (3) an $11.4 million decrease in accounts payable primarily due to a reduction in subcontractor costs. In addition, non-cash expenses during this period were $37.7 million. These non-cash expenses consisted primarily of the following: (1) $21.4 million for impairment charges of which $19.3 million related to goodwill and $2.1 million related to customer relationships intangible assets; (2) $7.3 million for depreciation and amortization; (3) $4.0 million for the provision for doubtful accounts; and (4) $2.3 million for stock-based compensation expense.

        Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 85 days at June 30, 2009 from 91 days at June 30, 2008. Our goal is to maintain DSO at less than 85 days.

        Under Exit Strategy contracts, the majority of the contract price is typically deposited into a restricted account with an insurer. The funds in the restricted account are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for deposited funds to earn interest at the one-year constant maturity T-Bill rate. If the actual interest rate earned on the deposited funds is less than the rate anticipated when the contract was executed, over time the balance in the restricted account may be less than originally expected. However, there is typically an insurance policy paid for by the client which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount which is typically significantly in excess of the estimated cost of remediation.

        Cash used in investing activities was approximately $2.2 million during fiscal 2009, compared to $2.3 million used in fiscal 2008. Cash used consisted primarily of $3.8 million for property and equipment additions, which was offset by $1.6 million of cash collected from restricted investments and $0.1 million of proceeds received from the sale of fixed assets.

        Cash used in financing activities was approximately $11.6 million during fiscal 2009, compared to $0.6 million used in fiscal 2008. Cash used consisted of $27.0 million to pay down the balance outstanding on our credit facility and $0.1 million for payments on long-term debt which was offset by $15.4 million of net proceeds from the issuance of preferred stock and $0.1 million of proceeds from the exercise of stock options.

        Cash flows provided by operating activities were $3.8 million for fiscal 2008, compared to $8.1 million provided for fiscal 2007. Sources of cash provided by operating assets and liabilities for fiscal 2008 totaled $27.3 million and primarily consisted of the following: (1) a $12.0 million increase in other accrued liabilities primarily related to increased contract costs and loss reserves and legal reserves; (2) a $5.0 million decrease in accounts receivable; (3) a $3.3 million decrease in long-term prepaid insurance; (4) a $2.8 million increase in accrued compensation; and (5) a $1.6 million increase in our deferred revenues due to a new Exit Strategy project. Sources of cash provided by operating assets and liabilities during fiscal 2008 were offset by uses of cash from operating assets and liabilities totaling $22.3 million consisting of the following: (1) a $16.6 million increase in restricted investments due to a new Exit Strategy project; (2) a $3.0 million decrease in environmental remediation liabilities due to remedial work performed; and (3) a $2.6 million increase in insurance recoverables due to Exit

Strategy contracts which are estimated to incur costs beyond the projected commutation account balance. In addition, non-cash expenses during this period were $107.9 million. These non-cash expenses consisted primarily of the following: (1) $77.3 million for impairment charges of $76.7 million related to goodwill and $0.6 million related to customer relationships intangible assets; (2) $12.1 million charge to establish a full valuation allowance against our deferred income tax assets; (3) $8.1 million for depreciation and amortization; (4) $4.8 million for equity in losses from unconsolidated affiliates and construction joint ventures; (5) $3.7 million for the provision for doubtful accounts; and (6) $2.1 million for stock-based compensation expense.

        Cash used in investing activities was approximately $2.3 million during fiscal 2008, compared to $14.8 million used in fiscal 2007. The current period uses were primarily: (1) $6.3 million for property and equipment additions; (2) $1.9 million for earnout payments; and (3) $0.9 million for land improvements. Cash used during fiscal 2008 was offset by proceeds of (1) $3.2 million received from the sale of our 50% ownership position in Metuchen Realty Acquisition, LLC and (2) $1.8 million from proceeds on the sale of land.

        During fiscal 2008, cash used in financing activities was approximately $0.6 million consisting primarily of a $4.0 million decrease in the balance outstanding on our credit facility and $0.5 million for payments on long-term debt which were partially offset by $3.8 million of proceeds from the exercise of stock options.

        Long-term debt at June 30, 2009 and 2008 is comprised of the following (in thousands):

	2009	2008
Revolving credit facility	$—	$26,996
Subordinated debt:
Federal Partners note payable, net of unamortized discount of $9 and $203 as of June 30, 2009 and 2008, respectively	4,991	4,797
CAH note payable	3,200	3,200
Registration rights notes payable	600	600
Other notes payable	2,788	1,662
Lease financing obligations	906	2,007
Capital lease obligations	16	48

	12,501	39,310
Less current portion	4,632	27,366

Long-term debt	$7,869	$11,944

        On July 17, 2006, we and substantially all of our subsidiaries, (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Foothill, Inc. ("Wells Fargo") as the lead lender and administrative agent with Textron Financial Corporation ("Textron") subsequently participating as an additional lender. The Credit Agreement, as amended, provided us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. In June 2009, a $15.0 million syndication reserve was established which reduces the maximum revolver amount from $50.0 million to $35.0 million subject to increase upon Wells Fargo completing a syndication to replace Textron as a participant in the facility. Amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

        The financial covenants in the Credit Agreement include the following. We must maintain average monthly backlog of $190.0 million; limit capital expenditures to less than $10.6 million for the fiscal year ended June 30, 2009 and each year thereafter; and maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of May 29, 2009 to revise the minimum EBITDA covenant for fiscal 2009 to require us to maintain minimum EBITDA of $10.6 million for the fiscal year ending June 30, 2009; amend the EBITDA covenant in subsequent fiscal years to an amount to be determined by the lenders based on our projections but not less than $10.6 million for the trailing twelve month periods ending each fiscal quarter in fiscal 2010 and $11.1 million, $11.6 million, $12.0 million and $12.5 million, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $1.5 million in fiscal 2009 and $5.0 million in fiscal 2010. Additional changes in the May amendment of the Credit Agreement: reduced the minimum interest rates and increased the applicable borrowing rate spreads; increased the letters of credit issuance capacity from $7.5 million to $15.0 million; added a $15.0 million syndication reserve which reduced the maximum revolver amount from $50.0 million to $35.0 million subject to increase upon Wells Fargo completing a syndication to replace Textron as an additional lender; added a minimum fixed charge coverage ratio covenant; and amended certain other definitions in the Credit Agreement.

        At June 30, 2009, we had no borrowings outstanding pursuant to the Credit Agreement compared to $27.0 million of borrowings outstanding at an average interest rate of 8.42% at June 30, 2008. Letters of credit outstanding were $6.9 million on each of June 30, 2009 and 2008. Funds available to borrow under the Credit Agreement after consideration of the reserve amount in fiscal 2009 were $28.1 million and $13.6 million on June 30, 2009 and 2008, respectively.

        On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. ("Federal Partners"), a stockholder of ours, pursuant to which we borrowed $5.0 million. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners is an investor in our preferred stock offering (See Note 15 to the accompanying consolidated financial statements). On July 19, 2006, we also issued a ten-year warrant to Federal Partners to purchase up to 66 thousand shares of our common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $0.7 million was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5.0 million was proportionately allocated to the note and the warrant in the amount of $4.4 million and $0.6 million, respectively. The amount allocated to the warrants of $0.6 million was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for the years ended June 30, 2009 and 2008, was $0.2 million for each year. The warrant was exercised in February 2007, for approximately $7 thousand.

        On January 30, 2007, CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bears interest at a fixed rate of 10.0% annually and matures January 30, 2010. CAH was formed to purchase and remediate certain property in New Jersey. The proceeds are being utilized to fund the purchase and operating activities. The loan is secured by the CAH property.

        On March 3, 2008, we entered into subordinated notes with Federal Partners, Peter R. Kellogg, Lee I. Kellogg and Charles K. Kellogg pursuant to which we agreed to pay an aggregate of $0.6 million in consideration for the extension of the deadline for registering common stock issued in a March 6, 2006 private placement. The loans bore interest at a fixed rate of 12.5% per annum. The loans matured on July 19, 2009 and were repaid by us.

        Based on our current operating plans, we believe that existing cash resources as well as cash forecasted to be generated from operations and availability under our revolving credit facility are generally adequate to meet our requirements for the foreseeable future.

        Future minimum long-term debt payments, exclusive of the unamortized debt discount of $9 thousand on the Federal Partners' subordinated note, as of June 30, 2009 are as follows:

Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2010	$4,452	$179	$10	$4,641
2011	660	178	5	843
2012	53	178	1	232
2013	5,058	145	—	5,203
2014	63	97	—	160
Thereafter	1,302	129	—	1,431

	$11,588	$906	$16	$12,510

Contractual Obligations

        The following table sets forth, as of June 30, 2009, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates for estimating future interest payment obligations of between 3.25% to 12.5%) under contracts, such as debt and lease agreements.

	Payments due by period(1)
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Revolving credit facility	$—	$—	$—	$—	$—
Subordinated debt:
Federal Partners note payable	6,394	456	914	5,024	—
CAH note payable	3,387	3,387	—	—	—
Registration rights notes payable	724	724	—	—	—
Other notes payable	3,058	675	754	146	1,483
Operating leases	53,510	11,662	17,239	10,141	14,468
Lease financing obligations	906	178	357	242	129
Capital leases obligations	16	11	5	—	—
Warrant obligation	656	656	—	—	—

Total contractual obligations	$68,651	$17,749	$19,269	$15,553	$16,080

(1)
Includes estimated interest

        We enter into long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites. See Note 17 to the accompanying consolidated financial statements for additional discussion of the obligations pursuant to Exit Strategy contracts.

        On June 1, 2009, we sold 7,209.302 shares of a new Series A Convertible Preferred Stock, $0.10 par value, for $2,150 per share pursuant to a stock purchase agreement by and among us and three of our existing shareholders and related entities. Eighteen months following the closing of the sale of the preferred stock, and subject to prior shareholder approval (which was obtained on July 20, 2009), each share of the preferred stock will automatically convert into 1,000 shares of common stock, or an aggregate of 7,209,302 shares of common stock, subject to adjustment for splits and recapitalization and subject to other anti-dilution protection. Prior to conversion, holders of the preferred stock will be entitled to receive, in preference to holders of common stock or other preferred stock, in the event of a liquidation or sale of the Company, the greater of (i) the original purchase price for the preferred stock; or (ii) the amount they would have received if the preferred stock had been converted to common stock immediately prior to the transaction.

Off-Balance Sheet Arrangements

        As of June 30, 2009, our "Off-Balance Sheet" arrangements, as that term is described by the Securities and Exchange Commission, included $6.9 million of standby letters of credit issued primarily for outstanding performance or payment bonds. The letters of credit were issued by our bank and renew annually. We also have operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $11.4 million in fiscal 2009, $12.9 million in fiscal 2008, and $13.6 million in fiscal 2007. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in Contractual Obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We currently do not utilize derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our credit agreement. Our credit facility provides for borrowings bearing interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month EBITDA.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

        We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2009 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 25, 2009

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

Years ended June 30,	2009	2008	2007
Gross revenue	$432,517	$465,079	$441,643
Less subcontractor costs and other direct reimbursable charges	177,713	196,870	185,735

Net service revenue	254,804	268,209	255,908

Interest income from contractual arrangements	1,859	3,944	4,747
Insurance recoverables and other income	19,539	6,123	4,170
Operating costs and expenses:
Cost of services	227,217	241,647	231,025
General and administrative expenses	32,936	40,077	23,969
Provision for doubtful accounts	3,952	3,708	1,318
Goodwill and intangible asset write-offs	21,438	77,267	—
Depreciation and amortization	7,322	8,051	8,311

	292,865	370,750	264,623

Operating (loss) income	(16,663)	(92,474)	202
Registration penalties	—	—	600
Interest expense	2,925	3,936	4,359

Loss from continuing operations before taxes, minority interest, and equity in losses	(19,588)	(96,410)	(4,757)
Federal and state income tax provision (benefit)	3,871	12,296	(1,337)
Minority interest	—	(62)	(24)

Loss from continuing operations before equity in losses	(23,459)	(108,644)	(3,396)
Equity in losses from unconsolidated affiliates, net of taxes	(449)	(505)	(161)

Loss from continuing operations	(23,908)	(109,149)	(3,557)
Discontinued operations, net of taxes	—	—	(77)

Net loss	(23,908)	(109,149)	(3,634)
Dividends and accretion charges on preferred stock	215	—	2,233

Net loss applicable to common shareholders	$(24,123)	$(109,149)	$(5,867)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.25)	$(5.84)	$(0.33)
Discontinued operations	—	—	—

Net loss per share	$(1.25)	$(5.84)	$(0.33)

Basic and diluted weighted average common shares outstanding	19,272	18,700	17,563

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except share data

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,469	$1,306
Accounts receivable, less allowance for doubtful accounts	99,903	124,202
Insurance recoverable—environmental remediation	27,379	9,028
Restricted investments	28,214	32,213
Prepaid expenses and other current assets	11,032	16,461
Income taxes refundable	224	532

Total current assets	175,221	183,742

Property and equipment:
Land and building	480	480
Equipment, furniture and fixtures	46,727	49,050
Leasehold improvements	4,909	6,065

	52,116	55,595
Less accumulated depreciation and amortization	37,075	37,380

	15,041	18,215

Goodwill	35,119	54,465
Investments in and advances to unconsolidated affiliates and construction joint ventures	119	548
Long-term restricted investments	53,295	76,216
Long-term prepaid insurance	47,766	51,081
Other assets	10,335	13,052

Total assets	$336,896	$397,319

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,632	$27,366
Accounts payable	44,106	55,519
Accrued compensation and benefits	30,029	24,914
Deferred revenue	38,684	40,161
Environmental remediation liabilities	566	1,473
Other accrued liabilities	41,959	41,546

Total current liabilities	159,976	190,979

Non-current liabilities:
Long-term debt, net of current portion	7,869	11,944
Long-term income taxes payable	6,079	910
Long-term deferred revenue	105,008	127,846
Long-term environmental remediation liabilities	7,533	7,969

Total liabilities	286,465	339,648

Preferred, $.10 par value; 500,000 shares authorized, 7,209 shares issued and outstanding as convertible, liquidation preference value of $28,837 as of June 30, 2009	1,808	—

Commitments and contingencies
Shareholders' equity:
Capital stock:
Common, $.10 par value; 40,000,000 shares authorized, 19,357,573 and 19,354,091 shares issued and outstanding, respectively, at June 30, 2009, and 19,093,555 and 19,090,073 shares issued and outstanding, respectively, at June 30, 2008	1,936	1,909
Additional paid-in capital	168,459	153,259
Accumulated deficit	(121,434)	(97,526)
Accumulated other comprehensive (loss) income	(305)	62
Treasury stock, at cost	(33)	(33)

Total shareholders' equity	48,623	57,671

Total liabilities and shareholders' equity	$336,896	$397,319

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years ended June 30,	2009	2008	2007
Cash flows from operating activities:
Net loss	$(23,908)	$(109,149)	$(3,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	7,322	8,051	8,339
Directors deferred compensation	106	157	165
Stock-based compensation expense	2,256	2,065	1,804
Provision for doubtful accounts	3,952	3,708	1,318
Non-cash interest income	93	(55)	(12)
Deferred income taxes	—	12,137	(1,803)
Equity in losses from unconsolidated affiliates and construction joint ventures	2,000	4,819	208
Goodwill and intangible asset write-offs	21,438	77,267	—
Impairment of other assets	340	—	85
Minority interest	—	(62)	(24)
Loss on disposals of assets	192	699	189
Gain on sale of land	—	(788)	(108)
Other non-cash items	10	(110)	55
Excess tax benefit from option exercises	—	—	(103)
Changes in operating assets and liabilities:
Accounts receivable	15,591	4,969	(13,563)
Insurance recoverable—environmental remediation	(18,351)	(2,647)	(2,835)
Income taxes	5,477	373	5,035
Restricted investments	24,836	(16,559)	17,867
Prepaid expenses and other current assets	(1,564)	161	(406)
Long-term prepaid insurance	3,315	3,314	2,217
Other assets	(70)	6	(344)
Accounts payable	(11,417)	2,060	12,552
Accrued compensation and benefits	4,795	2,780	1,323
Deferred revenue	(24,315)	1,629	(17,411)
Environmental remediation liabilities	(1,343)	(3,048)	(1,102)
Other accrued liabilities	10,199	11,982	(1,690)

Net cash provided by operating activities	20,954	3,759	8,122

Cash flows from investing activities:
Additions to property and equipment	(3,816)	(6,294)	(8,581)
Restricted investments (current and long-term)	1,627	1,529	994
Earnout payments on acquisitions	(110)	(1,926)	(4,237)
Proceeds from sale of fixed assets	133	328	235
Land improvements	(6)	(907)	(2,826)
Proceeds from sale of land	—	1,845	489
Proceeds from sale of businesses, net of cash sold	—	3,246	400
Investments in and advances to unconsolidated affiliates	(41)	(126)	(1,271)

Net cash used in investing activities	(2,213)	(2,305)	(14,797)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	15,500	—	—
Payments of issuance costs related to convertible preferred stock	(75)	—	—
Net repayments under revolving credit facility	(26,996)	(3,990)	(6,114)
Proceeds from issuance of common stock	—	—	2,000
Payments on long-term debt and other	(118)	(453)	(413)
Borrowings of long-term debt	—	50	8,234
Proceeds from exercise of stock option and warrants	111	3,815	202
Excess tax benefit from options exercises	—	—	103

Net cash (used in) provided by financing activities	(11,578)	(578)	4,012

Increase (decrease) in cash and cash equivalents	7,163	876	(2,663)
Cash and cash equivalents, beginning of year	1,306	430	3,093

Cash and cash equivalents, end of year	$8,469	$1,306	$430

Supplemental cash flow information:
Interest paid	$2,800	$3,706	$4,328
Income taxes refunded	747	377	4,571
Capital expenditures included in accounts payable	168	164	1,681
Beneficial conversion feature charge related to convertible preferred stock	13,698	—	—
Net settlement of amount due to/from construction joint venture	4,756	—	—
Cancellation of shares for tax withholding	73	—	—
Issuance of common stock in connection with businesses acquired	—	78	162
Liabilities recorded in conjunction with private placement	—	—	600
Conversion of convertible redeemable preferred stock to common stock	—	—	16,958
Environmental remediation liabilities assumed pursuant to Exit Strategy projects	—	—	2,810
Assets received to fund environmental remediation liabilities	—	—	2,810

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

In thousands, except share data

	Common Stock					Treasury Stock
				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital			Number of Shares	Amount	Total Shareholders' Equity
Balance, July 1, 2006	16,720,420	$1,672	$125,152	$18,320	$12	—	$—	$145,156
Issuance of common stock, net of issuance costs	204,290	20	1,980	—	—	—	—	2,000
Issuance of common stock in connection with businesses acquired	15,958	2	160	—	—	—	—	162
Common stock warrants issued with debt	—	—	582	—	—	—	—	582
Exercise of stock options and warrants (including tax benefits)	119,778	12	271	—	—	—	—	283
Dividends and accretion charges on preferred stock	30,595	3	272	(2,233)	—	—	—	(1,958)
Conversion of convertible redeemable preferred stock into common stock	1,132,075	113	16,845	—	—	—	—	16,958
Stock-based compensation	—	—	1,804	—	—	—	—	1,804
Directors' deferred compensation	17,393	2	163	—	—	—	—	165
Common stock acquired in connection with sale of Bellatrix	—	—	—	—	—	3,482	(33)	(33)
Comprehensive loss:
Net loss	—	—	—	(3,634)	—	—	—	(3,634)
Unrealized gains on available for sale securities	—	—	—	—	244	—	—	244

Total comprehensive loss								(3,390)

Balance, June 30, 2007	18,240,509	1,824	147,229	12,453	256	3,482	(33)	161,729
Adoption of FIN 48	—	—	—	(830)	—	—	—	(830)
Issuance of common stock in connection with businesses acquired	9,779	1	77	—	—	—	—	78
Exercise of stock options	818,574	82	3,733	—	—	—	—	3,815
Stock-based compensation	6,667	—	2,065	—	—	—	—	2,065
Directors' deferred compensation	18,026	2	155	—	—	—	—	157
Comprehensive loss:
Net loss	—	—	—	(109,149)	—	—	—	(109,149)
Unrealized losses on available for sale securities	—	—	—	—	(194)	—	—	(194)

Total comprehensive loss								(109,343)

Balance, June 30, 2008	19,093,555	1,909	153,259	(97,526)	62	3,482	(33)	57,671
Exercise of stock options	40,500	4	107	—	—	—	—	111
Beneficial conversion feature charge related to convertible preferred stock	—	—	13,698	—	—	—	—	13,698
Accretion charges on preferred stock	—	—	(215)	215	—	—	—	—
Warrants	—	—	(656)	—	—	—	—	(656)
Stock-based compensation	200,868	20	2,236	—	—	—	—	2,256
Cancellation of shares for tax withholding	(14,804)	(1)	(72)	—	—	—	—	(73)
Directors' deferred compensation	37,454	4	102	—	—	—	—	106
Comprehensive loss:
Net loss	—	—	—	(24,123)	—	—	—	(24,123)
Unrealized losses on available for sale securities	—	—	—	—	(367)	—	—	(367)

Total comprehensive loss								(24,490)

Balance, June 30, 2009	19,357,573	$1,936	$168,459	$(121,434)	$(305)	3,482	$(33)	$48,623

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except per share data

Note 1. Company Background and Basis of Presentation

        TRC Companies, Inc., through its subsidiaries (collectively, the "Company"), is a firm that provides integrated engineering, consulting, and construction management services. Its project teams provide services to assist its commercial, industrial, and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.

        The Company incurred net losses applicable to common shareholders of $24,123, $109,149 and $5,867 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The net loss for the year ended June 30, 2009 included a $21,438 charge for goodwill and intangible asset write-offs, and the net loss for the year ended June 30, 2008 included a charge for $77,267 for goodwill and intangible asset write-offs. The provision for income taxes for the year ended June 30, 2009 of $3,871 primarily relates to a tax assessment associated with uncertain tax positions for prior years, and the provision for income taxes for the year ended June 30, 2008 of $12,296 primarily relates to the establishment of a valuation allowance for the Company's deferred tax assets due to uncertainty of realization. During the years ended June 30, 2009, 2008 and 2007, cash provided by operations was $20,954, $3,759 and $8,122, respectively.

        The Company completed its turnaround plan and restructuring efforts in fiscal 2009. The Company will continue to focus on improving profitability and cash flows from operations, including continuing to enhance controls over cost estimating and project performance monitoring to improve overall project execution, increase operating margins, and reduce the frequency and severity of contract losses. As discussed further below, the Company raised additional capital through a preferred stock offering which enabled the Company to obtain a $30,000 bonding line with AIU Holdings, Inc. (formerly American International Group, Inc.). The Company believes that bonding capacity should position the Company to be more successful in obtaining certain contracts.

        In June 2009, the Company sold 7 shares of a new Series A Convertible Preferred stock to three existing shareholders and related entities for gross proceeds of $15,500. The proceeds were used to repay outstanding amounts on the Company's revolving credit facility and will be used for general corporate purposes. As of June 30, 2009, no amounts were outstanding on the Company's revolving credit facility, and the Company had cash and cash equivalents of $8,469. While the Company has not used the credit facility since the preferred stock offering, the Company would be dependent on this facility for any short term liquidity needs if available cash and cash equivalents and cash provided by operations were not adequate to support working capital requirements.

        Prior to the completion of the preferred stock offering the Company's revolving credit facility with Wells Fargo Foothills, Inc. ("Wells Fargo"), as lead lender and administrative agent, and Textron Financial Corporation ("Textron") had an aggregate borrowing capacity of $50,000. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. As a result of Textron's departure, a $15,000 reserve was placed on the line which effectively reduces the line from $50,000 to $35,000. The reserve is structured such that the borrowing capacity under the facility will be increased if an additional lender is obtained to participate in the facility with Wells Fargo. The facility matures on July 17, 2011. Any required early refinancing of the credit facility would be more difficult in the near term, especially in light of the current state of the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend. The Company believes that existing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 1. Company Background and Basis of Presentation (Continued)

cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the foreseeable future.

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

        The Company has fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price is deposited into a restricted account with an insurer. The funds in the restricted account are held by the insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the Company's consolidated statements of operations.

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

        Under most Exit Strategy contracts, additional payments are made by the client to the insurer, typically through an insurance broker, for insurance premiums and fees for a policy to cover potential cost overruns and other factors such as third party liability. For Exit Strategy contracts where the Company establishes that (1) costs exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, the Company will record an insurance recovery up to the amount of insured costs. An insurance gain, that is, an amount to be recovered in excess of the Company's recorded costs, is not recognized until the receipt of insurance proceeds. Insurance recoveries are reported as insurance recoverables and other income on the Company's consolidated statements of operations. Pursuant to SOP 81-1, if estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss first becomes known.

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

Cost-Plus Contracts

        Cost-Plus Fixed Fee Contracts.    Under cost-plus fixed fee contracts, the Company charges clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor and non-labor costs it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

incurs, plus the portion of the fixed fee it has earned to date. The Company invoices for its services as revenue is recognized or in accordance with agreed upon billing schedules.

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

Change Orders/Claims

        Change orders are modifications of an original contract that change the provisions of the contract. Change orders typically result from changes in scope, specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work. Claims are amounts in excess of the agreed contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes.

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

        Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the Company has accounted for such costs in a manner inconsistent with Cost Accounting Standards. The Company's last audit was for fiscal 2004 and resulted in a $14 adjustment. Historically the Company has not had any material cost disallowances by the DCAA as a result of audit, however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

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

        Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company's employees and directors including stock options, restricted stock, and other stock-based awards based on estimated fair values.

        SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Total stock-based compensation expense for the years ended June 30, 2009, 2008 and 2007, was $2,256, $2,065 and $1,804, respectively, which consisted of stock-based compensation expense related to stock option awards, restricted stock awards and restricted stock units. In fiscal 2007, the Company recognized $120 of compensation expense for fully vested warrants issued to consultants in July 2006. For the years ended June 30, 2009, 2008 and 2007, stock options and warrants of 41, 825 and 120 shares of the Company's common stock were exercised for proceeds of $111, $3,815 and $202, respectively.

        The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value options granted are as follows:

Year Ended June 30,
	2009	2008	2007
Risk-free interest rate	1.37% - 2.92%	2.18% - 4.62%	4.46% - 5.11%
Expected life	4.0 - 4.1 years	3.8 - 5.4 years	3.8 - 6.0 years
Expected volatility	50.3% - 72.5%	41.0% - 49.3%	36.6% - 50.0%
Expected dividend yield	None	None	None

        The weighted average grant date fair value of options granted during fiscal 2009, 2008 and 2007 was $1.41, $3.86 and $4.64, respectively.

        The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's employee stock options.

        The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company has determined the 2009 expected term assumptions based on historical exercise behavior. The Company determined the 2008 and 2007 expected term assumptions under the "simplified method" as defined under SAB 107, and SAB 110, Share-Based Payment ("SAB 110"). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the simplified method in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 was effective for stock options granted after December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

        Income Taxes—The Company is required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences between the financial statement and tax bases of assets and liabilities, together with net operating loss carryforwards and tax credits are recorded as deferred tax assets or liabilities on the consolidated balance sheets. An assessment is required to be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense. During fiscal 2008, the Company recorded a deferred tax provision of $12,137 which included a valuation allowance to fully reserve for its deferred tax assets. The valuation allowance increased during fiscal 2009 to fully reserve for additional deferred tax assets.

        In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ("FIN 48"), which was applicable for financial statements issued for reporting periods ending after December 15, 2006. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, the Company recorded a reduction in retained earnings as of July 1, 2007 in the amount of $830. During the year ended June 30, 2009, the Company's uncertain tax positions increased from $2,391 to $17,711. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the nature and timing of the resolution of the Internal Revenue Service ("IRS") examination, the closure of federal and state tax years by expiration of the statutes of limitations and other factors. (See Note 13—Federal and State Income Taxes).

        Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and indefinite-lived assets are not amortized, but are evaluated at least annually for impairment. The Company evaluates the recovery of goodwill annually at the end of each second fiscal quarter or more frequently if events or circumstances, such as declines in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of a reporting unit might be impaired.

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

        The Company performed its annual assessment of the recoverability of goodwill as of December 26, 2008. Due to changes in the Company's management reporting structure, the Company had three reporting units as of December 26, 2008, Energy, Environmental and Infrastructure. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company was 40% discounted cash flows, 40% guideline company approach and 20% guideline transaction approach. Less weight was given to the guideline transaction approach due to the limited number of recent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

transactions within the Company's industry. The aggregate fair value of the Company's reporting units declined from the June 30, 2008 carrying value to the December 26, 2008 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies and resulted in non-cash goodwill impairment charges in the environmental and infrastructure reporting units of $19,346 during the year ended June 30, 2009.

        There were no events or changes in circumstances that would indicate the fair value of goodwill was reduced to below its carrying value since the December 26, 2008 goodwill assessment, and therefore goodwill was not assessed for impairment as of June 30, 2009. There can be no assurance that future events will not result in an additional impairment of goodwill or other assets.

        Other intangible assets consist primarily of purchased customer relationships and other intangible assets acquired in acquisitions. The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. The Company's policy is to amortize customer relationships with determinable lives over their estimated useful lives ranging from 11.5 to 15 years. Other intangibles with contractual terms are amortized over their estimated useful lives generally of five years. The Company reviews the economic lives of its intangible assets annually. The Company recorded impairment charges of $2,092 and $589 related to customer relationships intangible assets during fiscal 2009 and 2008, respectively.

        Management judgment and assumptions are required in performing the impairment tests and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

        Preferred Stock—The Company applies the guidance in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS 150") and EITF Topic D-98, Classification and Measurement of Redeemable Securities, when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value in accordance with SFAS 150. The Company does not have any preferred shares subject to mandatory redemption. Preferred shares not subject to SFAS 150 are subject to the classification and measurement principles of EITF Topic D-98. In accordance with EITF Topic D-98, the Company classified its convertible preferred stock, which is subject to redemption upon the occurrence of a liquidation or sale, events not solely within the Company's control, as temporary equity. Because a liquidation or sale was not probable at June 30, 2009, adjustment from the preferred stock's carrying amount to the redemption amount was not required.

        The Company also evaluated whether or not its convertible preferred stock contained embedded conversion features that meet the definition of derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") and related interpretations. Paragraph 12 of SFAS 133 states that an embedded derivative instrument shall be separated from the host contract and accounted for as a derivative instrument pursuant to the statement if certain criteria are met. The Company's convertible preferred stock did not contain embedded conversion features requiring bifurcation from the host.

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

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") the Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.

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

        Voting Interest Entities.    Voting interest entities are entities in which: (i) the total equity investment at risk is insufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, ("ARB 51") as amended. ARB 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has a majority voting interest.

        Variable Interest Entities ("VIE's").    VIE's are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FIN 46(R) the Company consolidates all VIEs of which it is the primary beneficiary.

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

        Joint Venture Arrangements.    The Company executes certain engineering and construction projects through joint venture arrangements with unrelated third parties. The project specific joint ventures are formed in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. In fiscal 2006, the Company, E.S. Boulos Company and O'Connell Electric Company, Inc. formed the Rochester Power Delivery Joint Venture ("RPD JV") to design and construct an electrical transmission and distribution system for Rochester Gas and Electric. The construction of the electrical transmission and distribution system is the single business purpose of the RPD joint venture arrangement. Each joint venture member has a 33.33% membership interest in RPD JV. The RPD JV was accounted for using the proportionate consolidation method.

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

        The Company has a 50% interest in Environmental Restoration LLC ("ER LLC"), which was established to engage in the business of wetland mitigation banking. The Company accounts for the investment using the equity method of accounting. The Company recorded impairment losses related to its investment in ER LLC of $449 and $502 in the fourth quarters of fiscal 2009 and 2008, respectively, which are included in equity in losses from unconsolidated affiliates, net of taxes, in the consolidated statement of operations. The impairment loss recorded in fiscal 2009 resulted in the full impairment of the Company's investment in ER LLC bringing the carrying value to $0 at June 30, 2009.

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

        Insurance Matters, Litigation and Contingencies—In the normal course of business, the Company is subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves the Company as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. The Company maintains insurance coverage for various aspects of its business and operations, however, the Company has elected to retain a portion of losses that may occur through the use of substantial deductibles, limits and retentions under our insurance programs. This practice may subject the Company to some future liability for which it is only partially insured or is completely uninsured. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records in its consolidated balance sheets amounts representing its estimated losses from claims and settlements when such losses are deemed probable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, the Company accrues the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

        Restricted Investments—Current and long-term restricted investments relate primarily to the Company's Exit Strategy contracts. Under the terms of the majority of Exit Strategy contracts, the contract proceeds are paid by the client to an insurer at inception. A portion of these proceeds, generally five to ten percent, are remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, are deposited into a restricted investment account with the insurer and are used to pay the Company as services are performed. Upon expiration of the related insurance policies, any remaining funds are remitted to the Company as provided in the policy. The deposited funds are recorded as restricted investments with a corresponding amount shown as deferred revenue on the Company's consolidated balance sheets. The current portion of the restricted investments represents the amount the Company estimates it will collect from the insurer over the next year.

        As of June 30, 2009 and 2008, $72,840 and $104,092, respectively, of the restricted investments represent deposits which earn interest at the one-year constant maturity U.S. Treasury Bill rate, which rate is reset on the anniversary of each policy. At June 30, 2009 and 2008 the one-year constant maturity U.S. Treasury Bill rate, for such deposits, ranged from 0.34% to 2.12% and from 1.21% to 4.17%, respectively. The carrying value of these investments approximated the fair market value as of such dates. See Note 4—Fair Value Measurements for further discussion on restricted investments.

        Properties Available for Sale—Included in other assets are certain acquired properties that were available for sale in the amounts of $6,835 and $7,169 as of June 30, 2009 and 2008, respectively. The Company has acquired properties in connection with certain Exit Strategy contracts. In addition to completing remediation services pursuant to the contracts, the Company has the ability to sell the properties. The properties are recorded at fair value upon acquisition.

        Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. In accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. As of June 30, 2009 and 2008, capitalized software was amortized over three to five years.

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

        Self-Insurance Reserves—The Company is self-insured for certain losses related to workers' compensation and employee medical benefits. Costs for self-insurance claims are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop-loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the amount recorded. Once the stop-loss limit is reached for a given loss, the Company records a recoverable based on the terms of the self-insured plans.

        Environmental Remediation Liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125, upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability resulting from the completion of the capital phase is included in insurance recoverables and other income. No such income was recorded during the years ended June 30, 2009 and 2008.

        If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to SOP 96-1, Environmental Remediation Liabilities ("SOP 96-1"). Environmental remediation liabilities recorded pursuant to SOP 96-1 are discounted when the amount and timing of the clean-up activities can be reliably determined. At June 30, 2009 and 2008, the environmental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

liability for one project was discounted as the amount and timing of the remaining monitoring activities could be reliably determined. A discount of $393 and $395 was calculated using a risk-free discount rate of 4.9% at June 30, 2009 and 2008. Estimated remediation costs for clean-up activities are based on experience, the site assessment and the remedy selected. The liability is regularly adjusted as estimates are revised and as clean-up proceeds. The undiscounted environmental liability at June 30, 2009 and 2008 was $8,491 and $9,837, respectively.

        Employee Benefit Plans—The Company has 401(k) savings plans covering substantially all employees. The Company contributes up to 3% of an employee's salary to the plans depending on a participant's election. The Company's contributions to the plans were approximately $3,210, $3,125 and $3,005 in fiscal 2009, 2008 and 2007, respectively. The Company does not provide post-employment or other post-retirement benefits.

        Comprehensive Loss—The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that are not the result of transactions with owners.

        Earnings per Share—Upon issuance of the convertible preferred stock during fiscal 2009, the guidance in EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128 ("EITF 03-6") became applicable to the Company. EITF 03-6 established standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires that earnings applicable to common shareholders for the period, after deduction of preferred stock dividends, be allocated between the common and preferred shareholders based on their respective rights to receive dividends and accretion charges. Basic earnings (loss) per share is then calculated by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares outstanding.

        Diluted EPS is computed using the treasury stock method for stock options, warrants, non-vested restricted stock awards and units and the if-converted method for convertible preferred stock, to the extent the effect of the convertible portion on EPS is dilutive. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

        For the fiscal years ended June 30, 2009, 2008 and 2007, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. The holders of the convertible preferred stock do not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net loss for the year ended June 30, 2009 has not been allocated to the convertible preferred stock. Because the effects are anti-dilutive, 7 and 404 preferred shares were excluded from the calculation of diluted EPS for fiscal 2009 and 2007 (prior to conversion), respectively. The number of outstanding stock options, warrants and non-vested restricted stock awards excluded from the diluted EPS calculations (as they were anti-dilutive) in fiscal 2009, 2008 and 2007 were 2,959, 2,042 and 1,265, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

        The following table sets forth the computations of basic and diluted EPS for the years ended June 30:

	2009	2008	2007
Loss from continuing operations	$(23,908)	$(109,149)	$(3,557)
Discontinued operations, net of taxes	—	—	(77)

Net loss	(23,908)	(109,149)	(3,634)
Dividends and accretion charges on preferred stock	215	—	2,233

Net loss applicable to common shareholders	$(24,123)	$(109,149)	$(5,867)

Weighted average common shares outstanding	19,272	18,700	17,563

Net loss per share	$(1.25)	$(5.84)	$(0.33)

        Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, restricted investments, insurance recoverables, investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs credit evaluations of its clients as required and maintains an allowance for estimated credit losses.

        Fair Value of Financial Instruments—Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's revolving credit facility and subordinated notes payable at June 30, 2009 and 2008, approximate fair value because the interest rates on the instruments change with market interest rates or because of the short term nature of their maturities. The carrying amount of the Company's remaining notes payable at June 30, 2009 and 2008 approximate fair value as either the fixed interest rates approximate current rates for these obligations or the remaining term is not significant. The Company's insurance recoverables approximated fair value as of June 30, 2009 and 2008.

        Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimated costs to complete long-term fixed-price and non-fixed price contracts, allowances for doubtful accounts, legal reserves, medical and workers compensation reserves, restructuring reserves, estimates of future cash flows associated with long-lived assets, fair values of long-lived assets, the amount of unrecognized tax benefits and the realization of deferred income tax assets. Actual results could differ from these estimates.

        New Accounting Pronouncements—In October 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This standard establishes a framework for measuring fair value and expands disclosures about fair value measurement of a company's assets and liabilities. This standard also requires that the fair value measurement be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

and generally must be applied prospectively. The Company adopted the disclosure provisions of SFAS 157 on July 1, 2008 (See Note 4—Fair Value Measurements).

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). This standard changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. The Company is required to adopt SFAS 160 on July 1, 2009, and the adoption is not expected to have a material impact on its consolidated financial statements.

        In December 2007, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is required to adopt EITF 07-1 on July 1, 2009, and the adoption is not expected to have a material impact on its consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which required the Company to adopt these provisions on July 1, 2009, and the adoption is not expected to have a material impact on its consolidated financial statements.

        In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP 140-4 and FIN 46R-8"). FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. The Company adopted FSP 140-4 and FIN 46R-8 as of December 26, 2008, and the adoption had no impact on its consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position No. 107-1 ("FSP FAS 107-1") and APB 28-1 ("APB 28-1"), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP 107-1 and APB 28-1 affect disclosures only.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

        In April 2009, the FASB issued FASB Staff Position No. 115-2 ("FSP FAS 115-2") and FASB Staff Position No. 124-2 ("FSP FAS 124-2"), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FSP FAS 124-2 on June 30, 2009 and the adoption had no impact on its consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 affects disclosures only (See Note 19—Subsequent Events).

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 requires additional information regarding transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009, which will require the Company to adopt these provisions on July 1, 2010. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends FASB Interpretation ("FIN") No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. SFAS 167 is effective for fiscal years beginning after November 15, 2009, which will require the Company to adopt these provisions on July 1, 2010. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

Note 3. General and Administrative Expenses and Cost of Services

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

Note 4. Fair Value Measurements

        The Company adopted the disclosure provisions of SFAS 157 as of July 1, 2008, and the Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and requires that observable inputs be used in the valuations when available. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 4. Fair Value Measurements (Continued)

        The three levels of the hierarchy are as follows:

        Level 1 Inputs—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (i.e. New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

        Level 2 Inputs—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.

        Level 3 Inputs—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

        The following table presents the level within the fair value hierarchy at which the Company's financial assets and liabilities are measured on a recurring basis as of June 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,854	$—	$—	$3,854
Certificates of deposit	—	3,012	—	3,012
Corporate bonds	—	627	—	627
Money market accounts	449	—	—	449
U.S. government obligations	447	—	—	447

Total	$4,750	$3,639	$—	$8,389

Liabilities
Warrant obligation	$—	$—	$656	$656

Total	$—	$—	$656	$656

        As of June 30, 2009 and 2008, $449 and $695, respectively, of the restricted investments represented deposits in money market accounts under escrow arrangements. The carrying value of these investments approximated the fair market value as of such dates. Additionally, mutual funds, bonds, certificates of deposit and U.S. Treasury Notes under escrow arrangements with a cost of $8,245 and a fair value of $7,940, respectively, as of June 30, 2009 and a cost of $3,584 and a fair value of $3,642, respectively, as of June 30, 2008 are also included in restricted investments. These investments are recorded at fair value with changes in unrealized appreciation reported as a separate component of stockholders' equity. During the year ended June 30, 2009 and 2008, realized gains of $3 and $57 were reported, respectively. If the Company determines that any unrealized losses are other than temporary, they will be charged to earnings. Gross unrealized losses included in other comprehensive income (loss) were $418 and $52 as of June 30, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 4. Fair Value Measurements (Continued)

        The restricted investments under escrow arrangements earned dividends and interest of approximately $145, $187 and $240 during fiscal 2009, 2008 and 2007, respectively, which are recorded as income and reflected as an operating activity in the consolidated statements of cash flows.

Note 5. Restructuring Reserve

        The Company recorded charges to cost of services and general and administrative expenses for restructuring costs of $569, $3,161 and $3 for the years ended June 30, 2009, 2008 and 2007, respectively.

        The following table details accrued restructuring obligations and related activities for the three years ended June 30, 2009, 2008 and 2007:

	Facility Closures	Employee Severance	Asset Write-offs	Total
Liability balance at July 1, 2006	$287	$103	$—	$390
Total charge to operating costs and expenses	1	2	—	3
Payments	(164)	(105)	—	(269)
Adjustments	49	—	—	49

Liability balance at June 30, 2007	173	—	—	173
Total charge to operating costs and expenses	2,168	516	477	3,161
Write-off of assets	—	—	(477)	(477)
Payments	(44)	(186)	—	(230)

Liability balance at June 30, 2008	2,297	330	—	2,627
Total charge to operating costs and expenses	574	(5)	—	569
Payments	(1,461)	(325)	—	(1,786)

Liability balance at June 30, 2009	$1,410	$—	$—	$1,410

        On June 23, 2008, the Board of Directors of the Company authorized management to formulate and implement a restructuring plan (the "Plan"). Management committed to the Plan as of June 30, 2008. The Plan was part of the Company's ongoing initiative to reduce operating costs and improve the efficiency of the Company's organization. Under the Plan, the Company reduced its workforce by 71 employees and consolidated or closed 14 office facilities.

        In connection with the Plan, the Company recorded asset impairment, facility exit and restructuring costs of $3,161 in fiscal 2008. This included approximately $1,603 for facility closure related costs, $565 for lease terminations, $516 for severance and personnel-related costs and $477 for asset write-offs. Total facility closure costs include lease liabilities offset by estimated sublease income, when applicable, and are based on market trend information analyses. As of June 30, 2009, $1,410 of facility closure costs remain accrued (net of $508 of actual sublease payments due under non-cancelable subleases) and are expected to be paid in later periods over the various remaining lease terms through fiscal 2013, while the lease terminations and severance costs were paid during fiscal 2009. During the year ended June 30, 2009, the Company revised its estimates for sublease rental rate projections on several office facilities to reflect less favorable sublease income, resulting in a charge of $574.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 6. Accounts Receivable

        At June 30, 2009 and 2008 accounts receivable were comprised of the following:

	2009	2008
Billed	$62,761	$98,683
Unbilled	40,542	29,024
Retainage	6,615	4,679

	109,918	132,386
Less allowance for doubtful accounts	10,015	8,184

	$99,903	$124,202

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

Note 7. Long-Term Prepaid Insurance

        Long-term prepaid insurance relates to insurance premiums and other fees paid by the client to the insurer, typically through an insurance broker, for environmental remediation cost cap and pollution legal liability insurance policies for the Company's Exit Strategy contracts. The insurance premiums and fees are amortized over the life of the policies which have terms ranging from ten to thirty-two years. The portion of the premiums and fees paid for the insurance policies that will be amortized over the next year are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 8. Other Accrued Liabilities

        At June 30, 2009 and 2008, other accrued liabilities were comprised of the following:

	2009	2008
Contract costs and loss reserves	$24,986	$15,829
Legal costs	7,511	14,959
Lease obligations	2,421	2,437
Audit costs	1,422	1,663
Restructuring reserve	1,410	2,297
Additional purchase price payments	723	865
Other	3,486	3,496

	$41,959	$41,546

Note 9. Deferred Revenue

        Deferred revenue represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue during the next fiscal year.

Note 10. Acquisitions and Discontinued Operations

(a) Acquisitions

        During fiscal 2009, 2008 and 2007, the Company made additional purchase price cash payments of $110, $1,926 and $4,237, respectively, related to acquisitions completed in prior years. In addition, during fiscal 2009, 2008 and 2007, the Company issued 0, 10 and 16 shares of common stock valued at $0, $78 and $162, respectively, related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets, as well as pursuant to amendments to earnout arrangements. During the first quarter of fiscal 2007, the Company amended the earnout agreement with the principals of Environomics. The agreement resulted in a change to the earnout payment from a calculated multiple based on operating income to a predetermined amount. As a result, the Company recorded additional goodwill of $3,015 during fiscal 2007.

(b) Discontinued Operations

        In July 2007 the Company sold its 50% ownership position in Metuchen Realty Acquisition, LLC, an unconsolidated affiliate. The Company received cash payments of $3,246, and the transaction resulted in a $17 loss for the year ended June 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 10. Acquisitions and Discontinued Operations (Continued)

        In accordance with SFAS 144, the Company accounts for the results of operations of a component of an entity that has been disposed of, or that meets all the criteria for held for sale, as discontinued operations if the component's operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The held for sale classification requires having appropriate approval by the Company's management and other criteria. When all of these criteria are met, the component is classified as held for sale, and its operations are reported as discontinued operations. The following investment is reported as discontinued operations in the accompanying consolidated statements of operations.

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

        The summarized, combined statement of operations for discontinued operations was as follows:

2007
Gross revenue	$3,256

Net service revenue	$2,452

Loss from discontinued operations before income taxes	$(117)
Income tax benefit	(40)

Discontinued operations	$(77)

Note 11. Goodwill and Intangible Assets

        The Company recorded goodwill impairment charges of $19,346 and $76,678 during the years ended June 30, 2009 and 2008, respectively. Due to changes in the Company's management reporting structure, the Company had three reporting units as of December 26, 2008. The three reporting units are Energy, Environmental and Infrastructure. Prior to December 26, 2008, the Company had one reporting unit. The changes in the carrying amount of goodwill for the years ended June 30, 2009 and 2008 by reporting unit are as follows:

	Energy	Environmental	Infrastructure	Total
Goodwill, July 1, 2008	$26,433	$20,808	$7,224	$54,465
Goodwill impairment charge	—	(12,122)	(7,224)	(19,346)

Goodwill, June 30, 2009	$26,433	$8,686	$—	$35,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 11. Goodwill and Intangible Assets (Continued)

2008
Goodwill, July 1, 2007	$130,935
Additional purchase price payments accrued	208
Goodwill impairment charge	(76,678)

Goodwill, June 30, 2008	$54,465

        Identifiable intangible assets as of June 30, 2009 and 2008 are included in other assets on the consolidated balance sheets and were comprised of:

	2009			2008
Identifiable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
With determinable lives:
Customer relationships	$3,291	$1,401	$1,890	$6,278	$1,953	$4,325
Patent	90	82	8	90	64	26

	3,381	1,483	1,898	6,368	2,017	4,351
With indefinite lives:
Engineering licenses	426	—	426	426	—	426

	$3,807	$1,483	$2,324	$6,794	$2,017	$4,777

        Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately twelve years. The weighted-average periods of amortization by intangible asset class is approximately fourteen years for client relationship assets and five years for a patent. The amortization of intangible assets for the years ended June 30, 2009, 2008 and 2007 were $361, $586 and $863, respectively. Estimated amortization of intangible assets for future periods is as follows: fiscal 2010—$251; fiscal 2011—$243; fiscal 2012—$243; fiscal 2013—$243; fiscal 2014—$244 and thereafter—$674.

        On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. During fiscal 2009, the Company recorded a $2,092 impairment charge based on the results of its impairment review of intangible assets. The review concluded that intangible assets relating to certain customer relationships within the Infrastructure reporting unit were not fully recoverable due to a decline in the estimated future cash flows related to those assets. As a result of the decision to discontinue certain practice groups and close certain offices, the Company determined that certain customer relationship assets were impaired and recorded a charge of $589 during fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 12. Long-Term Debt

        Long-term debt at June 30, 2009 and 2008 was comprised of the following:

	2009	2008
Revolving credit facility	$—	$26,996
Subordinated debt:
Federal Partners note payable, net of unamortized discount of $9 and $203 as of June 30, 2009 and 2008, respectively	4,991	4,797
CAH note payable	3,200	3,200
Registration rights notes payable	600	600
Other notes payable	2,788	1,662
Lease financing obligations	906	2,007
Capital lease obligations	16	48

	12,501	39,310
Less current portion	4,632	27,366

Long-term debt	$7,869	$11,944

        On July 17, 2006, the Company and substantially all of its subsidiaries, (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Foothill, Inc. ("Wells Fargo") as the lead lender and administrative agent with Textron Financial Corporation ("Textron") subsequently participating as an additional lender. The Credit Agreement, as amended, provided the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. In June 2009, a $15,000 syndication reserve was established which reduces the maximum revolver amount from $50,000 to $35,000 subject to increase upon Wells Fargo completing a syndication to replace Textron as a participant in the facility. Amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

        The financial covenants in the Credit Agreement include the following. The Company must maintain average monthly backlog of $190,000; limit capital expenditures to less than $10,600 for the fiscal year ended June 30, 2009 and each fiscal year thereafter; and maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of May 29, 2009 to revise the minimum EBITDA covenant for fiscal 2009 to require the Company to maintain minimum EBITDA of $10,600 for the fiscal year ending June 30, 2009; amend the EBITDA covenant in subsequent fiscal years to an amount to be determined by the lenders based on Company projections but not less than $10,600 for the trailing twelve month periods ending each fiscal quarter in fiscal 2010 and $11,100, $11,600, $12,000 and $12,500, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively. The definition of EBITDA also provides an aggregate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 12. Long-Term Debt (Continued)

allowance for restructuring charges in the amount of $1,500 in fiscal 2009 and $5,000 in fiscal 2010. Additional changes in the May amendment of the Credit Agreement: reduced the minimum interest rates and increased the applicable borrowing rate spreads; increased the letters of credit issuance capacity from $7,500 to $15,000; added a $15,000 syndication reserve which reduced the maximum revolver amount from $50,000 to $35,000 subject to increase upon Wells Fargo completing a syndication to replace Textron as an additional lender; added a minimum fixed charge coverage ratio covenant; and amended certain other definitions in the Credit Agreement.

        At June 30, 2009, the Company had no borrowings outstanding pursuant to the Credit Agreement compared to $26,996 of borrowings outstanding at an average interest rate of 8.42% at June 30, 2008. Letters of credit outstanding were $6,943 on each of June 30, 2009 and 2008. Funds available to borrow under the Credit Agreement after consideration of the reserve amount in fiscal 2009 were $28,057 and $13,561 on June 30, 2009 and 2008, respectively.

        On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. ("Federal Partners"), a stockholder of the Company, pursuant to which the Company borrowed $5,000. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners is an investor in the Company's preferred stock offering (See Note 15—Preferred Stock). On July 19, 2006, the Company also issued a ten-year warrant to Federal Partners to purchase up to 66 shares of its common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5,000 was proportionately allocated to the note and the warrant in the amount of $4,418 and $582, respectively. The amount allocated to the warrants of $582 was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for the years ended June 30, 2009 and 2008, was $194 for each year. The warrant was exercised in February 2007, for approximately $7.

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

        On March 3, 2008, the Company entered into subordinated notes with Federal Partners, Peter R. Kellogg, Lee I. Kellogg and Charles K. Kellogg pursuant to which the Company agreed to pay an aggregate of $600 in consideration for the extension of the deadline for registering common stock issued in a March 6, 2006 private placement. The loans bore interest at a fixed rate of 12.5% per annum. The loans matured on July 19, 2009 and were repaid by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 12. Long-Term Debt (Continued)

        Future minimum long-term debt payments, exclusive of the unamortized debt discount of $9 on the Federal Partners' subordinated note, as of June 30, 2009 are as follows:

Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2010	$4,452	$179	$10	$4,641
2011	660	178	5	843
2012	53	178	1	232
2013	5,058	145	—	5,203
2014	63	97	—	160
Thereafter	1,302	129	—	1,431

	$11,588	$906	$16	$12,510

Note 13. Federal and State Income Taxes

        The federal and state income tax provision (benefit) for fiscal 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
Current:
Federal	$2,866	$(74)	$(293)
State	1,005	233	573

Total current	3,871	159	280

Deferred:
Federal	—	11,017	(1,652)
State	—	1,120	35

Total deferred	—	12,137	(1,617)

Total provision (benefit)	$3,871	$12,296	$(1,337)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 13. Federal and State Income Taxes (Continued)

        Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30:

	2009	2008
Current deferred income tax assets before valuation allowance:
Revenue recognition on long-term contracts	$3,348	$1,799
Doubtful accounts and other accruals	7,885	7,850
Vacation pay accrual	2,829	1,228
Other	3,302	3,998

	17,364	14,875

Long-term deferred income tax assets before valuation allowance:
Loss carryforwards	454	11,559
Revenue recognition on long-term contracts	11,319	6,594
Goodwill and intangible asset amortization	5,578	3,538
Depreciation	—	461
Other	6,257	3,208

	23,608	25,360

Total deferred income tax assets before valuation allowance	40,972	40,235
Less valuation allowance	(37,345)	(36,323)

Total deferred income tax assets	3,627	3,912

Current deferred income tax liabilities:
Unearned revenue	(3,367)	(3,912)
Long-term deferred income tax liabilities:
Depreciation	(260)	—

Total deferred income tax liabilities	(3,627)	(3,912)

Net deferred income tax assets	$—	$—

        During the year ended June 30, 2008, the Company determined that it was more likely than not that its net deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income. Accordingly, a valuation allowance of $34,846 was recorded during fiscal 2008 to fully reserve for all of the Company's net deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 13. Federal and State Income Taxes (Continued)

        A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30 is as follows:

	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	(8.0)	(1.3)	(8.7)
Increase in valuation allowance	(33.8)	(32.0)	—
Permanent portion of goodwill impairment	(16.1)	(12.9)	—
Interest on potential tax liabilities	(4.9)	—	—
Other, net	8.5	(0.6)	2.8

Effective income tax rate	(19.3)%	(12.8)%	28.1%

        At June 30, 2009, the Company had approximately $39,717 of federal loss carryforwards available to reduce future federal taxable income, which begin to expire in fiscal 2022. At June 30, 2009, the Company had approximately $42,431 of state loss carryforwards which expire at various dates through 2029. As discussed above, a valuation allowance has been provided against these assets. The federal and state loss carryforwards of $39,717 and $42,431, respectively, are before the application of FIN 48, whereas the $454 loss carryforwards in the deferred income tax table above are after the application of FIN 48. The difference is predominantly a result of the IRS examination discussed below.

        The Company has a tax benefit of approximately $974 related to the exercise of non-qualified stock options. Pursuant to SFAS 123(R), the benefit will be recognized and recorded as an addition to Additional Paid in Capital when the benefit is realized through the reduction of taxes payable.

        The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, the Company recorded a reduction in retained earnings as of July 1, 2007 in the amount of $830. As of June 30, 2009, the total amount of gross unrecognized tax benefits was $17,711, of which $5,426, if recognized, would impact the Company's effective tax rate.

        The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The total amount of interest and penalties recognized in the consolidated statements of operations was $1,069 and $33 for the years ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and 2008, the total accrued interest and penalties recognized in the consolidated balance sheets are $1,490 and $421, respectively.

	2009	2008
Unrecognized tax benefits, beginning of year	$2,391	$2,481
Increases for tax positions related to prior years	16,200	—
Decreases for tax positions related to prior years	(743)	—
Decreases for tax positions taken during the year	(137)	—
Reductions due to lapsed statute of limitations	—	(90)

Unrecognized tax benefits, end of year	$17,711	$2,391

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, the Company is no longer subject to state

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 13. Federal and State Income Taxes (Continued)

income tax examinations by tax authorities for years before June 30, 2005. The Company is no longer subject to U.S. federal tax examination by the IRS for years ending before June 30, 2003.

        The Company is currently under an IRS examination for the fiscal years 2003 through 2008. During the fourth quarter of fiscal year 2009, the IRS formally assessed the Company certain adjustments related to Exit Strategy projects. The Company does not agree with these adjustments and plans to appeal the assessments. If the IRS prevails in its position, the Company's federal income tax due for the fiscal years 2003 through 2008 would result in taxes due of $10,376 (including interest). Although the final resolution of the adjustment is uncertain, management has increased the gross unrecognized tax benefits under the measurement principles of FIN 48 during the year ended June 30, 2009.

        The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the nature and timing of the resolution of the IRS examination, the closure of federal and state tax years by expiration of the statutes of limitations and other factors.

Note 14. Lease Commitments

        The Company had commitments at June 30, 2009 under non-cancelable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." Such rental expense in excess of the cash paid is recognized as deferred rent at June 30, 2009. Rental expense, net of sublease income, charged to operations in fiscal 2009, 2008 and 2007 was approximately $11,406, $12,897 and $13,639, respectively.

        Minimum operating lease obligations payable in future fiscal years are as follows:

2010	$11,662
2011	9,553
2012	7,686
2013	5,915
2014	4,226
2015 and thereafter	14,468

$53,510

Note 15. Shareholders' Equity

(a) Private Placement of Preferred and Common Shares

        On June 1, 2009, the Company sold 7 shares of a new Series A Convertible Preferred Stock, $0.10 par value (the "Preferred Stock"), for $2,150 per share (the "2009 Private Placement") pursuant to a stock purchase agreement by and among the Company and three of its existing shareholders and related entities. The 2009 Private Placement resulted in proceeds of $15,291, net of issuance costs of $209 of which $75 were paid by June 30, 2009. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

and EITF 00-27, Application of EITF Issue No. 98-5, it was determined that the conversion price was at a discount to fair value. The value of this discount (the beneficial conversion feature) was $13,698. The beneficial conversion feature was deducted from the carrying value of the Preferred Stock and is being amortized over 18 months, the period at the end of which the Preferred Stock converts to common stock. The amortization is treated as a preferred stock dividend. The 2009 Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4 (2) of the Securities Act of 1933 as amended. Each of the investors is an "accredited investor" within the meaning of Rule 501 (a) under the Act.

        Eighteen months following the closing of the sale of the Preferred Stock, each share of the Preferred Stock will automatically convert into one thousand shares of common stock, or an aggregate of 7,209 shares of common stock, subject to adjustment for splits and recapitalization, and subject to other anti-dilution protection. Prior to conversion, holders of the Preferred Stock are entitled to receive, in preference to holders of common stock or other preferred stock, in the event of a liquidation or sale of the Company, the greater of (i) the original purchase price for the Preferred Stock plus (in the event shareholder approval of the common stock to be issued upon conversion has not yet occurred) an accretion factor of 15% per annum (non-compounding and pro-rated for any partial year); or (ii) the amount they would have received if the Preferred Stock had been converted to common stock immediately prior to the transaction. At June 30, 2009, the liquidation preference, as defined, was $28,837.

        Sales of the Preferred Stock are restricted for 18 months following the closing of the 2009 Private Placement, except in the case of and in connection with a liquidation or sale of the Company. If the Company declares dividends on its common stock, the holders of the Preferred Stock are entitled to dividends they would have received had the Preferred Stock been converted to common stock. Each share of Preferred Stock is entitled to the number of votes equal to the number of shares into which it would be converted. The Company entered into a registration rights agreement with the investors pursuant to which the common stock issued upon conversion of the Preferred Stock is subject to registration rights at any time following the expiration of the 18 month restricted period that the Company is eligible to register shares on Form S-3 provided that a minimum of $2,500 of shares shall be included in such registration and that the Company shall not be obligated to undertake more than two such registrations in any 12-month period. The holders of Preferred Stock are entitled to appoint one director to the Company's Board of Directors.

        In December 2001 the Company completed a private placement of $15,000 of a newly designated class of preferred stock (the "Fletcher Preferred Stock") with Fletcher International, Ltd., an affiliate of Fletcher Asset Management, Inc. ("Fletcher"). The Fletcher Preferred Stock had a five-year term with a 4% annual dividend payable at the Company's option in either cash or common stock. On December 7, 2006, the Fletcher Preferred Stock was exchanged for 1,132 shares of common stock. The Company accounted for the transaction per EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock ("EITF Topic D-42"), and SFAS No. 84, Induced Conversions of Convertible Debt ("SFAS 84"), with the difference between the fair value of all securities and other consideration transferred (1,132 shares with a fair value of approximately $11,083) and the fair value of the securities issuable pursuant to the original conversion terms (932 shares with a fair value of approximately $9,125) of $1,958 being recorded as an inducement charge which is included in dividends and accretion charges on preferred stock in the consolidated statement of operations for the year ended June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

        On December 7, 2006, Fletcher purchased an additional 204 shares of common stock at $9.79 per share, the closing price of the common stock on the NYSE on December 1, 2006, resulting in net proceeds to the Company of approximately $2,000.

        On March 6, 2006, the Company sold 2,162 shares of its common stock, at a price of $9.25 per share for gross proceeds of approximately $20,000. The private placement required the Company to register the shares by December 1, 2007 or pay a penalty equal to 1/2% of the total proceeds received for every month the registration statement was delayed thereafter. In March 2008 the Company entered into notes payable in the aggregate amount of $600 in settlement of registration penalties due and in connection with the extension of the registration deadline to May 29, 2009. The shares of common stock were registered with the SEC, and the notes were repaid at their maturity on July 19, 2009.

(b) Stock Options

Stock Option Plans

        The Company has two plans under which stock options can be issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), collectively, "the Plans." The Company issues new shares or utilizes treasury shares to satisfy awards under the Plans. Options are awarded by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer the authority to grant options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

        The Restated Plan:    The Restated Plan was originally adopted in 1977 and has been amended a number of times, with shareholder approval, to increase the number of shares that may be issued thereunder. Over its history the Company reserved a total of 5,490 shares of common stock for issuance under the Restated Plan. In addition, any shares subject to outstanding options that expired unexercised or any unvested shares that are forfeited were available for reissuance under the Restated Plan. The Restated Plan provides for grants of non-qualified stock option awards to employees, officers and directors. The Restated Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. Historically options generally vested ratably over two to three years and expired ten years from the date of grant. As of June 30, 2009, 826 shares remained available for grants under the Restated Plan. Pursuant to amendments approved by the Company's shareholders on July 20, 2009, shares available or that become available for grant under the Restated Plan are available for grant under the 2007 Plan, and no new grants will be made under the Restated Plan.

        The 2007 Plan:    The 2007 Plan was originally approved by the Company's shareholders in May 2007 and amended and restated as of July 20, 2009. As of June 30, 2009, the Company had reserved a total of 1,500 shares of common stock for issuance under the 2007 Plan (increased to 3,500 as of July 20, 2009). In addition, any shares subject to outstanding awards that expire unexercised or any unvested shares that are forfeited will be available for reissuance under the 2007 Plan. The Company may generally grant six types of awards under the 2007 Plan: restricted stock awards and restricted stock units, stock options (including both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code and non-qualified options), phantom stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

Compensation Committee of the Board of Directors may, in its discretion, make other awards. The 2007 Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 300. Stock options granted under the 2007 Plan generally vest ratably over four years and expire seven years from the date of grant. As of June 30, 2009, 54 shares remained available for grants under the 2007 Plan.

Stock Options

        A summary of stock option activity for the years ended June 30, 2009, 2008 and 2007 under the Plans is as follows:

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at July 1, 2006 (2,510 exercisable)	3,052	$11.49
Granted	321	9.60
Exercised	(52)	3.35
Forfeited	(42)	12.48
Expired	(211)	20.49

Outstanding options at June 30, 2007 (2,528 exercisable)	3,068	10.81
Granted	612	9.27
Exercised	(819)	4.66
Forfeited	(64)	10.00
Expired	(449)	14.19

Outstanding options at June 30, 2008 (1,532 exercisable)	2,348	$11.92
Granted	60	2.88
Exercised	(41)	2.75
Forfeited	(61)	10.17
Expired	(353)	12.84

Outstanding options at June 30, 2009	1,953	$11.71	4.7	$71
Options exercisable at June 30, 2009	1,493	$12.63	4.3	$—
Options vested and expected to vest at June 30, 2009	1,910	$11.80	4.6	$60
Options available for future grants	880

        The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at June 30, 2009 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $4.00 as of June 30, 2009. The total intrinsic value of options exercised in the years ended June 30, 2009, 2008 and 2007 was $(1), $3,323 and $280, respectively. The total cash received from option exercises was $111,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

$3,815 and $174 in the years ended June 30, 2009, 2008 and 2007, respectively, and the tax benefit realized by the Company was $0, $0 and $103, respectively.

        In addition to the option exercises noted above, 68 shares of common stock were issued pursuant to warrant exercises in fiscal 2007. The total cash received from these warrant exercises was $28.

        As of June 30, 2009, there was $1,292 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.0 years.

        The following table summarizes additional information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable			Options Vested and Expected to Vest
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
$1.41 - $2.76	27	$2.36	7.2	—	$—	—	23	$2.36	7.2
2.97 - 5.09	141	3.97	3.5	73	4.18	0.9	132	3.99	3.3
5.21 - 7.90	287	6.81	4.1	218	6.71	3.4	279	6.80	4.0
8.19 - 12.46	971	10.35	5.4	675	10.14	5.3	949	10.34	5.3
12.82 - 19.23	317	16.13	4.8	317	16.14	4.8	317	16.13	4.8
20.01 - 30.73	182	23.08	2.3	182	23.08	2.3	182	23.08	2.3
31.99 - 33.33	28	33.19	2.5	28	33.19	2.5	28	33.19	2.5

$1.41 - $33.33	1,953	$11.71	4.7	1,493	$12.63	4.3	1,910	$11.80	4.6

Restricted Stock Awards (RSA's) and Units (RSU's)

        Compensation expense for RSA's granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. RSA grants totaled 789 and 172 shares at a weighted average grant date fair value of $2.90 and $11.26 during the fiscal years ending June 30, 2009 and 2008, respectively. During fiscal 2008, 6 shares vested immediately. The market value of the 6 shares that vested immediately on the date vested during fiscal 2008 was $73.

        As of June 30, 2009, there was $2,710 of total unrecognized compensation expense related to unvested RSA's under the 2007 Plan, and this expense is expected to be recognized over a weighted-average period of 2.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

        A summary of non-vested RSA activity as of June 30, 2009 and 2008, and changes during the years then ended is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2007	—	$—
Granted	172	11.26
Vested	(6)	10.93
Forfeited	(7)	11.47

Non-vested at June 30, 2008	159	$11.27
Granted	789	2.90
Vested	(43)	11.24
Forfeited	(27)	6.61

Non-vested at June 30, 2009	878	$3.89

        On November 12, 2008 the Company's Board of Directors, upon recommendation of the Compensation Committee, approved the issuance of an aggregate of 158 shares of RSU's to the outside members of the Board of Directors at a weighted-average grant date fair-value of $1.90. The RSU's were considered immediately vested for accounting purposes due to provisions of the RSU agreements. During the year ended June 30, 2009, the 158 shares of the RSU's vested with a fair value of $300.

Warrants

        At June 30, 2009, the Company had 73 mandatorily redeemable warrants outstanding that will be redeemed for cash on September 30, 2009 at the greater of: (a) $8.93 times the number of outstanding warrants; or (b) an amount which equals the difference between the closing price of the Company's common stock on September 30, 2009 and $6.67 times the number of outstanding warrants. Because the warrants will be cash settled, the Company established a liability for the fair value of the warrants of $656 which is included in other accrued liabilities.

Stock-Based Compensation

        During the years ended June 30, 2009, 2008 and 2007, the Company recognized compensation expense in cost of services and general and administrative expenses on the condensed consolidated statements of operations with respect to stock options, RSA's and RSU's as follows:

	2009				2008			2007
	Stock Options	RSA's	RSU's	Total	Stock Options	RSA's	Total	Stock Options	Total
Cost of services	$495	$342	$—	$837	$658	$184	$842	$530	$530
General and administrative expenses	658	461	300	1,419	948	275	1,223	1,274	1,274

Total stock-based compensation	$1,153	$803	$300	$2,256	$1,606	$459	$2,065	$1,804	$1,804

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Shareholders' Equity (Continued)

        Compensation costs for all stock-based awards are recognized using the ratable single-option method. In May 2007 pursuant to the then Chief Operating Officer's employment agreement, certain remaining unvested options vested when he left the Company. The Company incurred a stock compensation charge of approximately $300 related to this modification which is included in fiscal 2007 general and administrative expenses.

Directors' Deferred Compensation

        Each non-employee director of the Company receives an annual retainer of $35 payable at each director's election in cash or common stock and subject to deferral under the Directors' Deferred Compensation Plan. The Company issued approximately 37, 18 and 17 shares of common stock in fiscal 2009, 2008 and 2007, respectively, to its non-employee directors under the Directors' Deferred Compensation Plan. The Company recognized approximately $106, $157, and $165 in expense based on the fair value of the shares issued in fiscal 2009, 2008 and 2007, respectively.

Note 16. Operating Segments

        The Company managed its business as one operating segment in fiscal 2008 and 2007. In fiscal 2008, the Company substantially completed the implementation of the new ERP system. During fiscal 2009, the system was configured to provide revenue and earnings by segment, and the Company initiated reporting to its chief operating decision maker ("CODM") under three operating segments. Management established these operating segments based upon the type of project, the client and market to which those projects are delivered, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. The Company did not restate prior periods under the new basis because it was not practical to do so. The operating segments are as follows:

          Energy:    The Energy segment provides engineering, licensing and permitting and construction services to energy companies including support in the design of new sources of power generation, electrical transmission and distribution system upgrades and natural gas and liquid products pipelines and terminals.

          Environmental:    The Environmental segment provides services to a wide range of clients including industrial and natural resource companies, railroads, energy companies, and federal and state agencies and is organized to focus on key areas of demand: building sciences, air quality measurements and modeling, environmental assessment and remediation including Exit Strategy, and natural and cultural resource management.

          Infrastructure:    The Infrastructure segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities.

        The Company's CODM is its Chief Executive Officer. The Company's CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment operating income (loss). The Company utilizes segment revenue and segment operating income (loss) because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 16. Operating Segments (Continued)

pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment operating income (loss), and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, consequently, it is not practical to show assets by operating segment. Depreciation expense is primarily allocated to each operating segment based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the segments. Inter-segment balances and transactions are insignificant. The accounting policies of the operating segments are the same as those for the Company as a whole.

        The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below).

Year Ended June 30, 2009:	Energy	Environmental	Infrastructure	Total
Gross revenue	$146,916	$208,971	$73,587	$429,474
Net service revenue	81,319	113,655	56,722	251,696
Segment operating income	17,602	22,303	5,823	45,728
Depreciation and amortization	1,232	2,512	1,424	5,168

Year Ended June 30, 2009
Gross revenue
Gross revenue from reportable segments	$429,474
Reconciling items(1)	3,043

Total consolidated gross revenue	$432,517

Net service revenue
Net service revenue from reportable segments	$251,696
Reconciling items(1)	3,108

Total consolidated net service revenue	$254,804

Operating (loss) income
Segment operating income	$45,728
Corporate shared services(2)	(33,618)
Goodwill and intangible asset write-offs	(21,438)
Stock-based compensation expense	(2,256)
Depreciation and amortization	(2,154)
Interest expense	(2,925)

Total consolidated loss from operations	$(16,663)

    (1)
    Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of segment performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 16. Operating Segments (Continued)

    (2)
    Corporate shared services consists of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company's three operating segments.

Note 17. Commitments and Contingencies

Exit Strategy Contracts

        The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a finite risk cost cap insurance policy which is usually obtained from insurance companies with a minimum A.M. Best rating of A—Excellent. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risks on these projects and that adverse developments, if any, will not likely have a material impact on its operating results, financial position and cash flows.

        Certain Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' statutory environmental remediation liability at the sites. The Company's expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue in the consolidated balance sheets) are funded by the contract price and insured by the environmental remediation cost cap policy (current and long-term restricted investments in the consolidated balance sheets). The remediation for one of the projects was completed in fiscal 2006, and the Company is undertaking long-term maintenance and monitoring at that site.

        The Company's indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation. Contracts and other records of the Company have been examined through June 30, 1999. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not likely have a material impact on the Company's business, operating results, financial position and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

        The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.    A former landlord of a subsidiary of the Company has sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. In an August 2009 summary judgment motion the plaintiff is claiming damages of approximately $5,000. The Company believes that it has meritorious defenses, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

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

        Roy Roberson v. TRC Solutions, Inc., TRC Companies, Inc., et.al., California Superior Court, Orange County, 2007.    The Company, a subsidiary, two former employees and one current employee are named as defendants in a lawsuit brought by a former employee who is seeking damages that allegedly arise out of his employment with the Company. Mr. Roberson's complaint includes causes of action for wrongful termination, discrimination, breach of contract, misrepresentation, failure to pay wages, defamation and emotional distress. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

        Arthur Katz v. Shalom Gabay d/b/a Avis Unocal et. al., California Superior Court, Los Angeles County, 2008.    The Company and a subsidiary were named as defendants in a lawsuit brought by Mr. Katz who sought damages for personal injuries allegedly sustained when he fell at a gasoline service station. The subsidiary performed environmental testing and monitoring work at the service station prior to the plaintiff's alleged accident. This matter was resolved in August 2009 with no payment by the Company or its insurer.

        SPPI—Somersville, Inc. v. TRC Companies, Inc. et. al.; West Coast Home Builders v. Ashland et. al., United States District Court, Northern District of California, 2004.    Neighboring landowners allege property damage from a landfill site where the Company performed remediation work pursuant to an Exit Strategy contract. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Harper Construction Company, Inc. v. TRC Environmental Corporation, United States District Court, Western District of Oklahoma, 2008.    A subsidiary of the Company was a subcontractor on a project for the design and construction of an HVAC system at two instructional facilities at Fort Sill, Oklahoma. The prime contractor on those projects is alleging breach of the subcontracts and is seeking approximately $800 in damages for additional costs and expenses related to completion of the subcontract work. The Company has counterclaimed for costs related to subcontract termination. The Company believes that it has meritorious defenses and a valid counterclaim, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Luis Gonzalez, Jr. et al v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Marie Esther Gonzalez v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Jamie Ramos v. Pacific Gas & Electric, TRC Solutions, Inc., et al, California Superior Court, San Francisco County, 2008.    A subsidiary of the Company is named as a defendant in three lawsuits concerning a boiler structure that collapsed on or about January 28, 2008 during planned demolition work at the Hunters Point Power Plant in California. Two employees of subcontractor LVI/ICONCO were injured and one was killed. The two injured workers as well as the deceased employee's representatives have filed lawsuits. The Company's subsidiary was hired as the prime contractor by site owner PG&E. The Company's subsidiary subcontracted the demolition work to LVI/ICONCO who procured insurance on behalf of the Company and PG&E which is providing coverage to the subsidiary for these claims. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Elwood Smith v. Connor et al, Court of Common Pleas, Philadelphia County, 2009.    While attempting to remove a fallen tree from the roadway, the plaintiff was allegedly injured when he was struck by a car. A subsidiary of the Company has been named a defendant in this action along with a number of other defendants. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services on the roadside in the vicinity of the accident. The Company believes the subsidiary has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

        City of Marksville v. Willis Engineering, et al, 12th Judicial District Court, Avoyelles Parish, Louisiana, 2009.    The Company, a subsidiary and a former employee have been named as defendants in an action brought by the City of Marksville alleging defective design of certain aspects of a municipal water system. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        The Company's accrual for all litigation-related losses that were probable and estimable, primarily those discussed above, was $5,492 and $12,935 at June 30, 2009 and 2008, respectively. The Company also had insurance recovery receivables related to these accruals of $2,455 and $9,695 at June 30, 2009 and 2008, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company's business, operating results, financial position and cash flows.

        The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

Note 18. Quarterly Financial Information (Unaudited)

        Management believes the following unaudited quarterly financial information for the fiscal years ended June 30, 2009 and 2008, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$114,993	$113,869	$97,905	$105,750
Net service revenue	65,924	61,557	63,717	63,606
Cost of services	53,537	62,763	53,469	57,448
Operating income (loss)(1)	2,124	(20,387)	1,196	404
Income (loss) from operations before taxes, minority interest and equity in losses	1,237	(21,233)	523	(115)
Income (loss) from operations before equity in losses(2)	1,055	(20,383)	499	(4,630)
Net income (loss)	1,055	(20,383)	499	(5,079)
Dividends and accretion charges on preferred stock	—	—	—	215
Net income (loss) applicable to common shareholders	1,055	(20,383)	499	(5,294)
Basic earnings (loss) per common share	$0.06	$(1.06)	$0.03	$(0.27)
Diluted earnings (loss) per common share	$0.05	$(1.06)	$0.03	$(0.27)

(1)
Fiscal 2009 second quarter results were adversely affected by a $21,438 impairment charge for goodwill and intangible assets.

(2)
Fiscal 2009 fourth quarter results were adversely affected by a charge related to uncertain tax positions.

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

•
$4,366 of legal defense, settlement and reserve costs; and

•
$589 impairment charge for customer relationships intangible assets.

(2)
Fiscal 2008 first quarter results were adversely affected by a deferred tax provision of $12,137 which included a valuation allowance to fully reserve for the Company's deferred tax assets.

Note 19. Subsequent Events

        The Company evaluated its June 30, 2009 financial statements for subsequent events through September 25, 2009, the date the financial statements were available to be issued. Other than the event noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

        The Company held a Special Shareholders' Meeting on July 20, 2009 whereby the shareholders (1) approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized common shares from 30,000 to 40,000; (2) approved the issuance of common stock upon conversion of the Preferred Stock issued in the 2009 Private Placement as provided under rules of the New York Stock Exchange; and (3) approved certain amendments to the Company's stock option plans.

Schedule II—Valuation and Qualifying Accounts
Years Ended June 30, 2009, 2008 and 2007
(in thousands)

			Additions
Year	Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2009	Allowance for doubtful accounts	$8,184	$3,952	$—	$(2,121)	$10,015

2008	Allowance for doubtful accounts	$10,835	$3,708	$(97)	$(6,262)	$8,184

2007	Allowance for doubtful accounts	$12,887	$1,318	$331	$(3,701)	$10,835

(1)
Allowance for acquired and disposed businesses.

(2)
Uncollectible accounts written off, net of recoveries.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

a. Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive and Chief Financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2009 due to a material weakness that exists within the Company's internal control over financial reporting as described below in "Management's Report on Internal Control over Financial Reporting."

        Notwithstanding the material weakness identified below, we performed additional detailed procedures and analysis and other post-closing procedures during the preparation of the Company's consolidated financial statements, and our management has concluded that our consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows as of June 30, 2009 and for the year then ended in all material respects, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

b. Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely manner. Management identified the following material weakness in the Company's internal control over financial reporting as of June 30, 2009:

        Inadequate controls related to estimating, job costing and revenue recognition:    The Company's design and operation of controls intended to properly recognize revenue on projects was inadequate. Specifically, there was not (i) a comprehensive project management process to address the completeness, accuracy and timeliness of adjustments to contract value and estimates of cost at completion; and (ii) a system of controls that were adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes, reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's revenue, interest income from contractual arrangements, insurance recoverables and other income, insurance recoverable—environmental remediation, accounts receivable, deferred revenue, and environmental remediation liabilities will not be prevented or detected on a timely basis.

        Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2009, which is included below in this Item 9A of this Annual Report on Form 10-K.

c. Remediation Status

        Management, in coordination with the input, oversight and support of the Audit Committee, has identified the following measures to strengthen the Company's internal control over financial reporting and to address the above described material weakness related to estimating, job costing and revenue recognition:

  •
  Enhance policies and procedures relating to the development, documentation and review of contract values and estimates of cost at completion.

  •
  Reengineer the processes used to analyze the terms and conditions of contracts.

        The Company has devoted substantial resources to the remediation plans and efforts. Notwithstanding the plans and efforts of management, there is a risk that the Company may be unable to fully remediate this material weakness by June 30, 2010. Further, once fully implemented, the operating effectiveness of these remedial actions must be tested over a sufficient period of time in order for management to determine that the remaining material weakness has been remediated.

d. Changes in Internal Control over Financial Reporting

        The Company has made significant changes to the Company's internal control over financial reporting since June 30, 2008. These changes have enabled us to significantly strengthen our control environment, the completeness and accuracy of underlying accounting data, and the timeliness with which we are able to complete our financial closing process. In the fourth quarter ended June 30, 2009 we had sufficient evidence to conclude that we have remediated six of the seven previously reported material weaknesses as follows:

        Remediated the Material Weakness related to entity level controls:    Entity level internal controls relate to the control environment, risk assessment, monitoring function and dissemination of information and communication activities.

        During fiscal 2009, the Company designed and implemented the following controls to remediate this previously reported material weakness:

  •
  Defined clear roles and responsibilities and enhanced training for all personnel involved in the entity level control processes.

  •
  Completed the consolidation and centralization of common processes to a shared service environment to implement common policies, procedures and controls.

  •
  Established and staffed an Internal Audit function.

  •
  Conducted a formalized enterprise risk assessment and used the information to develop an internal audit plan which was approved by the Audit Committee.

        Management concluded that the above control enhancements successfully remediated the material weakness related to entity level controls during fiscal 2009.

        Remediated the Material Weakness relating to inadequate controls related to the financial reporting and closing process:    Internal controls relating to the financial reporting and closing process include: (i) the preparation, review and approval of account analyses, summaries and reconciliations; (ii) the reconciliation of subsidiary ledgers to the general ledger, including check registers, accounts receivable ledgers, fixed asset ledgers and accounts payable ledgers; (iii) the review and approval of journal entries; (iv) verifying the accuracy of information input to and output from the financial reporting and accounting systems through reconciliation processes; (v) performing a detailed analysis and reconciliation of intercompany activity; and (vi) performing detailed procedures to ensure accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP.

        During fiscal 2009, the Company designed and implemented the following controls to remediate this previously reported material weakness:

  •
  Adopted and implemented common policies, procedures and controls including account analysis, account reconciliations, formal review and approval processes and trial balance reviews to ensure oversight by appropriate levels of management.

  •
  Formed a Financial Reporting and Disclosure Committee which includes the President, Chief Legal Officer, Corporate Controller, Director of Internal Audit, Director of Compliance and Controls and National Finance Director. The purpose of the Committee is to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibilities for oversight of the accuracy and timeliness of the public financial disclosures of the Company.

        Management concluded that the above control enhancements successfully remediated the material weakness related to the Financial Reporting and Closing process during fiscal 2009.

        Remediated the Material Weakness relating to inadequate controls related to processing and valuation of accounts receivable:    The accurate processing and valuation of accounts receivable requires internal controls over: (i) client billing adjustments, including write-offs; (ii) provision for doubtful accounts; (iii) changes to and maintenance of client master files; and (iv) the approval and processing of client payments, credits and other client account applications.

        During fiscal 2009, the Company designed and implemented the following controls to remediate this previously reported material weakness:

  •
  Developed formal authority levels for write offs and adjustments.

  •
  Instituted team review and approval of doubtful account exposure.

  •
  Refined the processes and systems to enhance segregation of duties.

  •
  Implemented a client status review process including a process to control maintenance of client master files.

        Management concluded that the above control enhancements successfully remediated the material weakness related to the processing and valuation of accounts receivable during fiscal 2009.

        Remediated the Material Weakness relating to inadequate controls related to the expenditure cycle:    Accurate processing of expenditures rely on internal controls which include: (i) purchase requisitions and related processes for review and approval of vendor invoices (ii) cash disbursements review and approval; (iii) reconciliations review and approval of related bank accounts and accounts payable subsidiary ledgers; (iv) review and approval of changes to vendor master files; and (v) adequate segregation of duties related to check signing, invoice processing, and invoice approval.

        During fiscal 2009, the Company designed and implemented the following controls to remediate this previously reported material weakness:

  •
  Developed limits for delegation of authority and enhanced segregation of duties.

  •
  Centralized manual checks and instituted a positive pay system with the bank for the processing of manual checks.

  •
  Implemented a review process for bank reconciliations and vendor file changes.

  •
  Implemented the purchase requisition and order process in the enterprise resource planning system.

        Management concluded that the above control enhancements successfully remediated the material weakness related to the expenditure cycle during fiscal 2009.

        Remediated the Material Weakness relating to inadequate controls related to the payroll cycle:    Accurate processing of payroll rely on internal controls which are intended to ensure that: (i) changes to the payroll master files are reviewed and approved; (ii) all time worked is accurately input and processed timely; (iii) payroll related accruals/provisions reflect the existing business circumstances and economic conditions in accordance with the accounting policies being used; (iv) all eligible individuals, and only such individuals, are included in benefit programs; (v) payroll (including compensation and withholdings) is accurately calculated and recorded; (vi) payroll disbursements and recorded payroll expenses relate to actual time worked; (vii) all benefit programs sponsored by the company are accounted for according to applicable accounting statements, and (viii) payroll is recorded in the appropriate period.

        During fiscal 2009, the Company designed and implemented the following controls to remediate this previously reported material weakness:

  •
  Centralized the payroll and human resource functions.

  •
  Refined the processes and systems to enhance the segregation of duties.

  •
  Instituted a review and approval process for new hires, terminations, employee entry, and employee status changes.

  •
  Standardized pay practices and paid time off policies.

        Management concluded that the above control enhancements successfully remediated the material weakness related to the Payroll Cycle during fiscal 2009.

        Remediated the Material Weakness relating to inadequate controls related to the income tax cycle:    Recording and valuing income tax amounts depend on internal controls that are intended to ensure: (i) the income tax provision is being prepared using a consistent methodology and assumptions; (ii) relevant, sufficient and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured; (iii) disclosures are prepared in accordance with GAAP, (iv) timely application, documentation and review of accounting policies related to the tax provision and related accounts are performed; (v) adjustments to the income tax provision have been recorded in the general ledger, at the approved amounts and in the appropriate accounting period; and (vi) significant estimates and judgments are based on the latest available information and management's understanding of the Company's operations.

        During fiscal 2009, the Company designed and implemented the following controls to address this previously reported material weakness:

  •
  Documented processes and assumptions associated with tax positions and provisions.

  •
  Integrated the tax cycle with the monthly closing schedule.

  •
  Centralized processing of all tax payments.

  •
  Hired an outside services firm to assist the Company with the preparation of quarterly and yearly income tax provisions, preparation and filing of tax returns, and certain analysis associated with accounting for income taxes including Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.

        Based on the Company's testing of the related controls, management determined that as of June 30, 2009 the Company had remediated six of the seven material weaknesses that were disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

        Except as otherwise noted above, there have not been any changes to the Company's internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company's quarter ended June 30, 2009 that have significantly affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

e. Limitations on the Effectiveness of Controls

        Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, "control systems") may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the Company's control systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management, including the Chief Executive Officer and its Chief Financial Officer, does not expect that the Company's control systems will prevent all errors and all fraud.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

        Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, CT

        We have audited the internal control over financial reporting of TRC Companies, Inc. (the "Company") as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

        Inadequate controls related to estimating, job costing and revenue recognition:    The Company's design and operation of controls intended to properly recognize revenue on projects was inadequate. Specifically, there was not (i) a comprehensive project management process to address the completeness, accuracy and timeliness of adjustments to contract value and estimates of cost at completion; and (ii) a system of controls that were adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes, reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. These control deficiencies result in a reasonable possibility that a material misstatement of the Company's revenue, interest income from contractual arrangements, insurance recoverables and other income, insurance recoverable—environmental remediation, accounts receivable, deferred revenue, and environmental remediation liabilities will not be prevented or detected on a timely basis.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the financial statement schedule as of and for the year ended June 30, 2009 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2009, of the Company and our report dated September 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 25, 2009

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers

        The following table presents the name and age of each of the Company's executive officers as of June 30, 2009, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze	47	Chairman of the Board (November 2006), President and Chief Executive Officer (January 2006)	Senior Vice President and Chief Operating Officer (May 2005); Managing Director, Marsh Inc. (April 2003)
Martin H. Dodd	56	Senior Vice President, General Counsel and Secretary (February 1997)
Glenn E. Harkness	61	Senior Vice President (September 1997)
Michael C. Salmon	54	President (May 2007)	Senior Vice President (June 2000)
Thomas W. Bennet, Jr.	49	Senior Vice President and Chief Financial Officer (June 2008)	President, Bennet Consulting Group, LLC (January 2008), Vice-President and Chief Financial Officer, Connecticut Yankee Atomic Power Company (1997)

Board of Directors

        Information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders to be held November 19, 2009, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders to be held November 19, 2009, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is contained under the captions "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" in the Company's Proxy Statement for its 2009

Annual Meeting of Shareholders to be held November 19, 2009, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information required by this item is contained under the caption "Certain Transactions" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders to be held November 19, 2009, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is contained under the caption "Principal Accountant Fees and Services" in the Company's Proxy Statement for its 2009 Annual Meeting of Shareholders to be held November 19, 2009, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a) (1)  Financial Statements of the Registrant

        See Consolidated Financial Statements under Item 8 of this Report.

(a) (2)  Financial Statement Schedule

        See Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2009, 2008 and 2007 under Item 8 of this Report. All other schedules are omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(c)   Exhibits

3.1	Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated July 23 2009, incorporated by reference to the Company's Form 8-K filed on July 23, 2009.
3.2	Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 filed on April 16, 1986, Registration No. 33-4896.
3.3
Certificate of Rights and Preferences of Series A-1 Cumulative Convertible Preferred Stock filed with the Secretary of the State of Delaware, incorporated by reference to the Company's Form 8-K filed on December 26, 2001.
3.4	Form of Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to the Company's Form 8-K filed on June 1, 2009.
*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 2003.
*10.1.1	2007 Equity Incentive Plan, dated May 10, 2007, incorporated by reference to the Company's Proxy Statement filed on April 18, 2007.
*10.1.2	Amended and Restated 2007 Equity Incentive Plan, dated July 20, 2009, incorporated by reference to the Company's Proxy Statement filed on June 22, 2009.

10.3	Amended and Restated Revolving Credit Agreement, dated March 31, 2004, by and among the Company and the financial institutions named therein, incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2004.
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
10.6.1	Stock Purchase Agreement, dated March 6, 2006, by and among the Company and purchasers named therein, incorporated by reference to the Company's Form 8-K filed on March 9, 2006.
10.6.2	Registration Rights Agreement, dated March 6, 2006, by and among the Company and the stockholders named therein, incorporated by reference to the Company's Form 8-K filed on March 9, 2006.
10.6.3	Stock Purchase Agreement, dated June 1, 2009, by and among the Company and purchasers named therein, incorporated by reference to the Company's Form 8-K filed on June 1, 2009.
10.6.4	Registration Rights Agreement, dated June 1, 2009, by and among the Company and purchasers named therein, incorporated by reference to the Company's Form 8-K filed on June 1, 2009.
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
10.11.14
Fourteenth Amendment to Credit Agreement, dated June 1, 2009, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company's Form 8-K filed on June 1, 2009.
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

TRC COMPANIES, INC.
Dated: September 25, 2009	By:	/s/ CHRISTOPHER P. VINCZE Christopher P. Vincze Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE Christopher P. Vincze	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 25, 2009
/s/ SHERWOOD L. BOEHLERT Sherwood L. Boehlert	Director	September 25, 2009
/s/ FRIEDRICH K.M. BOHM Friedrich K.M. Bohm	Director	September 25, 2009
/s/ F. THOMAS CASEY F. Thomas Casey	Director	September 25, 2009
/s/ STEPHEN M. DUFF Stephen M. Duff	Director	September 25, 2009
/s/ ROBERT W. HARVEY Robert W. Harvey	Director	September 25, 2009
/s/ J. JEFFREY MCNEALEY J. Jeffrey McNealey	Director	September 25, 2009
/s/ THOMAS W. BENNET, JR. Thomas W. Bennet, Jr.	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	September 25, 2009

TRC Companies, Inc.

Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2009

Exhibit Number	Description
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.