Form 10-Q
period 2009-09-25
TRC COMPANIES INC /DE/
filed 2009-11-06
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

On November 3, 2009 there were 19,526,311 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 25, 2009

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 25,	September 26,
	2009	2008
Gross revenue	$82,357	$114,993
Less subcontractor costs and other direct reimbursable charges	25,397	49,069
Net service revenue	56,960	65,924

Interest income from contractual arrangements	180	778
Insurance recoverables and other income	3,283	289

Operating costs and expenses:
Cost of services	50,880	53,537
General and administrative expenses	6,678	8,621
Provision for doubtful accounts	686	800
Depreciation and amortization	1,950	1,909
	60,194	64,867
Operating income	229	2,124
Interest expense	264	887
(Loss) income from operations before taxes and equity in losses	(35)	1,237
Federal and state income tax provision	56	182
(Loss) income from operations before equity in losses	(91)	1,055
Equity in losses from unconsolidated affiliates	(15)	—
Net (loss) income	(106)	1,055
Net loss applicable to noncontrolling interest	(27)	—
Net (loss) income applicable to TRC Companies, Inc.	(79)	1,055
Accretion charges on preferred stock	834	—
Net (loss) income applicable to TRC Companies, Inc.’s common shareholders	$(913)	$1,055

Basic (loss) earnings per common share	$(0.05)	$0.06
Diluted (loss) earnings per common share	$(0.05)	$0.05

Weighted-average shares outstanding:
Basic	19,404	19,129
Diluted	19,404	19,219

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 25,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,543	$8,469
Accounts receivable, less allowance for doubtful accounts	100,377	99,903
Insurance recoverable - environmental remediation	30,642	27,379
Restricted investments	26,090	28,214
Prepaid expenses and other current assets	12,727	11,032
Income taxes refundable	192	224
Total current assets	173,571	175,221

Property and equipment:	50,068	52,116
Less accumulated depreciation and amortization	36,148	37,075
	13,920	15,041
Goodwill	35,119	35,119
Investments in and advances to unconsolidated affiliates and construction joint ventures	113	119
Long-term restricted investments	52,934	53,295
Long-term prepaid insurance	46,937	47,766
Other assets	10,270	10,335
Total assets	$332,864	$336,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,688	$4,632
Accounts payable	42,579	44,106
Accrued compensation and benefits	27,553	30,029
Deferred revenue	38,167	38,684
Environmental remediation liabilities	829	566
Other accrued liabilities	41,727	41,959
Total current liabilities	156,543	159,976
Non-current liabilities:
Long-term debt, net of current portion	7,757	7,869
Long-term income taxes payable	6,136	6,079
Long-term deferred revenue	104,423	105,008
Long-term environmental remediation liabilities	6,926	7,533
Total liabilities	281,785	286,465
Preferred stock, $.10 par value; 500,000 shares authorized, 7,209 shares issued and outstanding as convertible, liquidation preference of $27,395 and $28,837 as of September 25, 2009 and June 30, 2009, respectively	2,642	1,808
Commitments and contingencies
Shareholders’ equity:
Capital stock:
Common, $.10 par value; 40,000,000 shares authorized, 19,523,166 and 19,519,684 shares issued and outstanding, respectively, at September 25, 2009, and 19,357,573 and 19,354,091 shares issued and outstanding, respectively, at June 30, 2009	1,952	1,936
Additional paid-in capital	167,949	168,459
Accumulated deficit	(121,513)	(121,434)
Accumulated other comprehensive income (loss)	109	(305)
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity attributable to TRC Companies, Inc.	48,464	48,623
Noncontrolling interest	(27)	—
Total shareholders’ equity	48,437	48,623
Total liabilities and shareholders’ equity	$332,864	$336,896

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	September 25,	September 26,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(106)	$1,055
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash items:
Depreciation and amortization	1,950	1,909
Directors deferred compensation	22	30
Stock-based compensation expense	586	630
Provision for doubtful accounts	686	800
Non-cash interest income	77	43
Deferred income taxes	—	21
Equity in losses from unconsolidated affiliates and construction joint ventures	76	12
Loss (gain) on disposals of assets	39	(9)
Other non-cash items	(61)	48
Changes in operating assets and liabilities:
Accounts receivable	(1,160)	3,505
Insurance recoverable - environmental remediation	(3,263)	14
Income taxes	89	318
Restricted investments	2,542	11,772
Prepaid expenses and other current assets	(1,945)	(2,154)
Long-term prepaid insurance	829	829
Other assets	—	(48)
Accounts payable	(1,615)	6,815
Accrued compensation and benefits	(2,744)	(2,038)
Deferred revenue	(1,102)	(18,541)
Environmental remediation liabilities	(344)	(426)
Other accrued liabilities	82	(2,357)
Net cash (used in) provided by operating activities	(5,362)	2,228

Cash flows from investing activities:
Additions to property and equipment	(753)	(818)
Restricted investments	256	419
Proceeds from sale of fixed assets	27	78
Net cash used in investing activities	(470)	(321)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(2,996)
Payments on long-term debt and other	(1,445)	(57)
Payments of issuance costs related to convertible preferred stock	(134)	—
Proceeds from long-term debt and other	2,485	—
Proceeds from exercise of stock options	—	13
Net cash provided by (used in) financing activities	906	(3,040)

Decrease in cash and cash equivalents	(4,926)	(1,133)
Cash and cash equivalents, beginning of period	8,469	1,306
Cash and cash equivalents, end of period	$3,543	$173

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 25, 2009 and September 26, 2008

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

The Company incurred a net loss applicable to the Company’s common shareholders of $913 for the first quarter of fiscal 2010 as well as significant net losses applicable to the Company’s common shareholders for the fiscal years ended June 30, 2009, 2008 and 2007. The net loss applicable to the Company’s common shareholders for the three months ended September 25, 2009 included accretion charges on preferred stock of $834.  The preferred stock accretion charges will continue to accrete until the preferred stock converts to common stock in December 2010.  During the three months ended September 25, 2009, cash used in operations was $5,362, primarily as a result of increased accounts receivable and insurance recoverable combined with reductions in accounts payable.

In fiscal 2010, the Company will continue to focus on improving operating profitability and cash flows from operations, including continuing to enhance controls over cost estimating and project performance to improve overall project execution and reduce contract losses.

In June 2009, the Company raised additional capital through a preferred stock offering. The Company sold 7 shares of a new Series A Convertible Preferred stock to three existing shareholders and related entities for gross proceeds of $15,500. The proceeds were used to repay outstanding amounts on the Company’s revolving credit facility and for general corporate purposes. As of September 25, 2009, no amounts were outstanding on the Company’s revolving credit facility, and the Company had cash and cash equivalents of $3,543. While the Company has not used the credit facility since the preferred stock offering, the Company is dependent on this facility for any short term liquidity needs when available cash and cash equivalents and cash provided by operations are not adequate to support working capital requirements.

Prior to the completion of the preferred stock offering the Company’s revolving credit facility with Wells Fargo Foothills, Inc. (“Wells Fargo”), as lead lender and administrative agent, and Textron Financial Corporation (“Textron”) had an aggregate borrowing capacity of $50,000. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. As a result of Textron’s departure, a $15,000 syndication reserve was placed on the line which effectively reduces the line from $50,000 to $35,000. The reserve is structured such that the borrowing capacity under the facility will be increased if an additional lender is obtained to participate in the facility with Wells Fargo. The facility matures on July 17, 2011. To the extent the Company were required to refinance the credit facility it would be difficult in the near term, especially in light of the current state of the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the duration of the credit facility and the foreseeable future.

The condensed consolidated balance sheet at September 25, 2009 and the condensed consolidated statements of operations for the three months ended September 25, 2009 and September 26, 2008 and the condensed consolidated statement of cash flows for the three months ended September 25, 2009 and September 26, 2008 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2009.

2.                                      New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles, which is a significant restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure.  The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009.

In December 2007, the FASB issued new accounting guidance on collaborative arrangements. The guidance concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria established in the accounting for reporting revenue gross as a principal versus net as an agent. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this guidance on July 1, 2009, and adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140 (“SFAS 166”) and SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Neither of these standards is currently defined in the FASB Accounting Standards Codification.  SFAS 166 applies prospectively to financial asset transfers occurring in fiscal years beginning after November 15, 2009 which will require the Company to adopt these provisions on July 1, 2010. SFAS 167 applies prospectively to variable interest entities existing on or after November 15, 2009.

The objective of SFAS 166 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position; financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor must evaluate existing QSPEs to determine whether they must be consolidated in the reporting entity’s financial statements.  This statement  limits the circumstances in which a financial asset or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

The objective of SFAS 167 is to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity’s economic performance.  The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

In September 2009, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to the separate units of accounting. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements. This consensus is effective for the Company’s fiscal year beginning July 1, 2010, and either prospective or retrospective application is permitted. EITF 08-1 has not yet been incorporated into the Codification.

3.                                      Fair Value Measurements

Effective July 1, 2008, the Company adopted standards set forth in the Fair Value Measurements and Disclosures topic of the ASC, which includes a new framework for measuring fair value of financial and non-financial instruments and expands related disclosures. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis. Broadly, the framework within the Fair Value Measurements and Disclosures topic requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These standards establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs.

The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as of September 25, 2009 and June 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 25, 2009

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$4,002	$—	$—	$4,002
Certificates of deposit	—	2,682	—	2,682
Corporate bonds	—	651	—	651
Money market accounts	906	—	—	906
U.S. government obligations	445	—	—	445
Total	$5,353	$3,333	$—	$8,686

Liabilities
Warrant obligation	$—	$—	$656	$656
Total	$—	$—	$656	$656

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,854	$—	$—	$3,854
Certificates of deposit	—	3,012	—	3,012
Corporate bonds	—	627	—	627
Money market accounts	449	—	—	449
U.S. government obligations	447	—	—	447
Total	$4,750	$3,639	$—	$8,389

Liabilities
Warrant obligation	$—	$—	$656	$656
Total	$—	$—	$656	$656

4.                                      Noncontrolling Interest

Effective July 1, 2009, the Company adopted the standards set forth in the Consolidation Topic of the ASC. These standards require companies to classify expenses related to noncontrolling interests’ share in income (loss) below net income (loss) in the condensed consolidated statements of operations. Earnings (loss) per share continues to be determined after the impact of the noncontrolling interests’ share in net income (loss) of the Company.  In addition, these standards require the liability related to a noncontrolling interest to be presented as a separate caption within equity. The presentation and disclosure requirements of these standards were retroactively applied.

A summary of changes in shareholders’ equity for the three months ended September 25, 2009 is as follows:

	TRC Companies, Inc. Shareholders Equity
		Additional		Accum. Other			Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Stock	Interest	Equity
Balance, July 1, 2009	$1,936	$168,459	$(121,434)	$(305)	$(33)	$—	$48,623
Comprehensive loss:
Net loss	—	—	(913)	—	—	(27)	(940)
Unrealized gains on available for sale securities	—	—	—	414	—	—	414
Accretion charges on preferred stock	—	(834)	834	—	—	—	—
Stock-based compensation	23	563	—	—	—	—	586
Cancellation of shares for tax withholding	(7)	(261)	—	—	—	—	(268)
Directors’ deferred compensation	—	22	—	—	—	—	22
Balance, September 25, 2009	$1,952	$167,949	$(121,513)	$109	$(33)	$(27)	$48,437

A summary of changes in shareholders’ equity for the three months ended September 26, 2008 is as follows:

	TRC Companies, Inc. Shareholders Equity
		Additional		Accum. Other			Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Stock	Interest	Equity
Balance, July 1, 2008	$1,909	$153,259	$(97,526)	$62	$(33)	$—	$57,671
Comprehensive income:
Net income	—	—	1,055	—	—	—	1,055
Unrealized losses on available for sale securities	—	—	—	(157)	—	—	(157)
Exercise of stock options	1	12	—	—	—	—	13
Stock-based compensation	4	626	—	—	—	—	630
Directors’ deferred compensation	1	29	—	—	—	—	30
Balance, September 26, 2008	$1,915	$153,926	$(96,471)	$(95)	$(33)	$—	$59,242

5.                                      Restructuring Reserve

A summary of restructuring reserve activity for the three months ended September 25, 2009 is as follows:

Facility Closures
Liability balance at July 1, 2009	$1,410
Total charge to operating costs and expenses	128
Payments	(176)
Liability balance at September 25, 2009	$1,362

As of September 25, 2009, $1,362 of facility closure costs remain accrued and are expected to be paid over various remaining lease terms through fiscal 2013.

6.                                      Stock-Based Compensation

At September 25, 2009, the Company had stock-based compensation awards outstanding under the TRC Companies, Inc. Restated Stock Option Plan, and the Amended and Restated 2007 Equity Incentive Plan, collectively, “the Plans.” The Plans were approved by the Company’s shareholders. The Company issues new shares or utilizes treasury shares to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors, however, the Compensation Committee has provided the Chief Executive

Officer the authority to grant stock options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Share-based awards under the Plans consist of stock options, restricted stock awards (“RSA’s”) and restricted stock units.

Stock-Based Compensation

During the three months ended September 25, 2009 and September 26, 2008, the Company recognized compensation expense in cost of services and general and administrative expenses on the condensed consolidated statements of operations with respect to stock options and RSA’s as follows:

	Three Months Ended			Three Months Ended
	September 25, 2009			September 26, 2008
	Stock			Stock
	Options	RSA’s	Total	Options	RSA’s	Total
Cost of services	$121	$161	$282	$193	$97	$290
General and administrative expenses	105	199	304	240	100	340
Total stock-based compensation	$226	$360	$586	$433	$197	$630

Compensation costs for all stock-based awards are recognized using the ratable single-option method. No net tax benefit was recorded with respect to this expense for the periods presented above as the Company has determined that it is more likely than not that the Company will not realize these deferred tax assets.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value stock options granted for the three months ended September 25, 2009 and September 26, 2008 are as follows:

	Three Months Ended
	September 25,	September 26,
	2009	2008
Risk-free interest rate	1.99%	2.74% - 2.92%
Expected term	4.0 years	4.0 years
Expected volatility	72.9% - 73.6%	50.3% - 51.6%
Expected dividend yield	None	None

The approximate weighted-average grant date fair values using the Black-Scholes option pricing model of all stock options granted during the three months ended September 25, 2009 and September 26, 2008 were $2.28 and $1.42, respectively. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company has determined the expected term assumptions based on historical exercise behavior. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of the stock of the Company is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company’s history and expected dividend payouts.

A summary of stock option activity for the three months ended September 25, 2009 under the Plans is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Price	Contractual Life	Value
	Options	Per Share	(in years)	(in thousands)
Outstanding options at July 1, 2009 (1,493 exercisable)	1,953	$11.71	4.7	$71
Granted	7	4.10
Forfeited	(5)	5.10
Expired	(83)	12.33
Outstanding options at September 25, 2009	1,872	$11.68	4.4	$55
Options exercisable at September 25, 2009	1,506	$12.52	4.1	$—
Options vested and expected to vest at September 25, 2009	1,834	$11.76	4.4	$47
Options available for future grants	2,966

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at September 25, 2009 (for outstanding options), less the applicable exercise price. The closing price of the Company’s common stock on the New York Stock Exchange was $3.80 as of September 25, 2009. The total intrinsic value of options exercised during the three months ended September 25, 2009 and September 26, 2008 was $0 and $5, respectively. The total cash received from option exercises during the three months ended September 25, 2009 and September 26, 2008 was $0 and $13, respectively.

As of September 25, 2009, there was $1,069 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

Compensation expense for RSA’s granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA’s is determined based on the closing market price of the Company’s common stock on the grant date. There were no RSA grants during the three months ended September 25, 2009. RSA grants totaled 789 shares at a weighted average grant date fair value of $2.90 during the three months ended September 26, 2008.

As of September 25, 2009, there was $2,335 of total unrecognized compensation expense related to unvested RSA’s under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.6 years.

A summary of non-vested RSA activity for the three months ended September 25, 2009 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested at July 1, 2009	878	$3.89
Vested	(231)	4.31
Forfeited	(5)	2.90
Non-vested at September 25, 2009	642	$3.75

Warrants

At September 25, 2009, the Company had warrants to purchase 73 shares of the Company’s common stock outstanding. The warrants were redeemed for cash of $656 on September 30, 2009.

7.                                      Earnings per Share

Upon issuance of the convertible preferred stock in June 2009, new accounting guidance defining participating securities and the two class method of calculating EPS became applicable to the Company.  The relevant guidance establishes standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company.  The guidance also requires that earnings applicable to common shareholders for the period, after deduction of preferred stock dividends and accretion charges, be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) applicable to the Company’s common shareholders by the weighted average number of shares outstanding.

Diluted EPS is computed using the treasury stock method for stock options, warrants, non-vested restricted stock awards and units and the if-converted method for convertible preferred stock, to the extent the effect of the convertible portion on EPS is dilutive. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period.   Diluted EPS is computed by dividing net income (loss) applicable to the Company by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

For the three months ended September 25, 2009, the Company reported a net loss applicable to the Company’s common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with relevant accounting guidance for EPS. The holders of the convertible preferred stock do not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net loss for the three months ended September 25, 2009 has not been allocated to the convertible preferred stock holders. Because the effects are anti-dilutive, 7 preferred shares were excluded from the calculation of diluted EPS for the three months ended September 25, 2009 (prior to conversion). The number of outstanding stock options, warrants and non-vested restricted stock awards excluded from the diluted EPS calculations (as they were anti-dilutive) were 2,450 and 3,149 for the three months ended September 25, 2009 and September 26, 2008, respectively.

The following table sets forth the computations of basic and diluted EPS for the three months ended September 25, 2009 and September 26, 2008:

	September 25,	September 26,
	2009	2008
Net (loss) income	$(106)	$1,055
Net loss applicable to noncontrolling interest	(27)	—
Net (loss) income applicable to TRC Companies, Inc.	(79)	1,055
Accretion charges on preferred stock	834	—
Net (loss) income applicable to
TRC Companies, Inc.’s common shareholders	$(913)	$1,055

Weighted average common shares outstanding - basic	19,404	19,129
Potentially dilutive common shares:
Stock options and restricted stock awards	—	90
Total diluted shares	19,404	19,219

Basic (loss) earnings per common share	$(0.05)	$0.06
Diluted (loss) earnings per common share	$(0.05)	$0.05

8.                                      Accounts Receivable

The current portion of accounts receivable at September 25, 2009 and June 30, 2009 was comprised of the following:

	September 25,	June 30,
	2009	2009
Billed	$59,251	$62,761
Unbilled	43,577	40,542
Retainage	7,020	6,615
	109,848	109,918
Less allowance for doubtful accounts	9,471	10,015
	$100,377	$99,903

9.                                      Other Accrued Liabilities

At September 25, 2009 and June 30, 2009, other accrued liabilities were comprised of the following:

	September 25	June 30,
	2009	2009
Contract costs and loss reserves	$26,414	$24,986
Legal costs	7,394	7,511
Lease obligations	2,387	2,421
Audit costs	803	1,422
Restructuring reserve	1,362	1,410
Additional purchase price payments	723	723
Other	2,644	3,486
	$41,727	$41,959

10.                               Goodwill and Intangible Assets

At September 25, 2009, the Company had $35,119 of goodwill. During the first quarter of fiscal 2010, the Company made certain changes to its management reporting structure, which resulted in a change in the composition of the Company’s operating segments and to the number of reporting units.  The Company reallocated goodwill to its newly formed reporting units using the relative fair value allocation approach. As a result, there was a reallocation of goodwill in the amount of $6,383 from the energy segment to the environmental segment. The Company had sixteen reporting units as of September 25, 2009 compared to three reporting units as of June 30, 2009. This reallocation, in conjunction with the continued downturn in the Company’s key markets, indicated that a potential impairment may exist. As such, the Company assessed the recoverability of goodwill as of September 25, 2009.

In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company was 50% discounted cash flows, 30% guideline company approach and 20% guideline transaction approach. When compared to the prior year impairment analysis the Company increased the weighting of the discounted cash flows method by 10% and lowered the weighting of the guideline company approach. This adjustment was primarily made because the Company went from three to 16 reporting units. The smaller reporting units are less comparable to the selected guideline companies. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within the Company’s industry. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. market growth, operating profit margins and discount rates) that reflect current market conditions as well as management judgment. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists. At September 25, 2009, the fair value of each of the Company’s reporting units exceeded its carrying value and therefore no impairment existed.

Management judgment and assumptions are required in performing the impairment tests and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

The changes in the carrying amount of goodwill for the three months ended September 25, 2009 by operating segment are as follows.

	Energy	Environmental	Infrastructure	Total
Goodwill, July 1, 2009	$26,433	$8,686	$—	$35,119
Reallocation of goodwill	(6,383)	6,383	—	$—
Goodwill, September 25, 2009	$20,050	$15,069	$—	$35,119

Identifiable intangible assets as of September 25, 2009 and June 30, 2009 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 25, 2009			June 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount

With determinable lives:
Customer relationships	$3,291	$1,461	$1,830	$3,291	$1,401	$1,890
Patent	90	87	3	90	82	8
	3,381	1,548	1,833	3,381	1,483	1,898
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$3,807	$1,548	$2,259	$3,807	$1,483	$2,324

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately twelve years. The weighted-average periods of amortization by intangible asset class is approximately fourteen years for client relationship assets and five years for a patent. The amortization of intangible assets during the three months ended September 25, 2009 and September 26, 2008 was $65 and $115, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2010 - $186; fiscal 2011 - $243; fiscal 2012 - $243; fiscal 2013 - $243; fiscal 2014 - $244 and fiscal 2015 and thereafter - $674.

Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. At September 25, 2009, the Company performed a review of intangible assets while performing the goodwill assessment. The review concluded that the fair value of the Company’s intangible assets exceeded their carrying value, and therefore no impairment existed.

11.                               Long-Term Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc. (“Wells Fargo”) as the lead lender and administrative agent with Textron Financial Corporation (“Textron”) subsequently participating as an additional lender. The Credit Agreement, as amended, provided the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75%

and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement the Company must maintain average monthly backlog of $190,000; limit capital expenditures to less than $10,600 for the fiscal year ended June 30, 2010 and each fiscal year thereafter; and maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of May 29, 2009 to amend the EBITDA covenant in fiscal 2010 and subsequent fiscal years to an amount to be determined by the lenders based on Company projections but not less than $10,600 for the trailing twelve month periods ending each fiscal quarter in fiscal 2010 and $11,100, $11,600, $12,000 and $12,500, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively. For fiscal 2010 the EBITDA covenant is $10,600. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $5,000 in fiscal 2010.  Additional changes in the May 2009 amendment of the Credit Agreement: reduced the minimum interest rates and increased the applicable borrowing rate spreads; increased the letters of credit issuance capacity from $7,500 to $15,000; added a $15,000 syndication reserve which reduced the maximum revolver amount from $50,000 to $35,000 subject to increase upon Wells Fargo completing a syndication to replace Textron as an additional lender; and amended certain other definitions and provisions in the Credit Agreement.

At September 25, 2009 and June 30, 2009, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4,693 and $6,943 on September 25, 2009 and June 30, 2009, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $30,307 and $28,057 on September 25, 2009 and June 30, 2009, respectively.

In July 2009, the Company financed $2,485 of insurance premiums payable in nine equal monthly installments of approximately $280 each, including a finance charge of 2.969%. At September 25, 2009, the balance outstanding was $1,657.

12.                               Income Taxes

A valuation allowance was recorded during fiscal 2008 to fully reserve for all of the Company’s net deferred tax assets since realization is deemed not likely. There have been no changes to the unrecognized tax benefit balance during the three months ended September 25, 2009. The total amount of unrecognized tax benefits could increase or decrease within the next twelve months for a number of reasons, including the nature and timing of the resolution of the current IRS examination, the closure of federal and state tax years by expiration of the statues of limitations and other factors.

13.                               Operating Segments

During fiscal 2009, the Company’s accounting system was configured to provide revenue and earnings by segment, and the Company initiated reporting to its chief operating decision maker (“CODM”) under three operating segments. Management established these operating segments based upon the type of project, the client and market to which those projects are delivered, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. Effective in the first quarter of fiscal 2010, the Company made certain changes to its operating segments in its continuing efforts to align businesses around markets and customers. Segment information for all periods presented has been reclassified to reflect the new segment structure.  The operating segments are as follows:

Energy:  The Energy segment provides engineering and construction services to energy companies including support in the design of new sources of power generation, electrical transmission and distribution system upgrades, and natural gas and liquid products pipelines and terminals.

Environmental:  The Environmental segment provides services to a wide range of clients, including industrial and natural resource companies, railroads, energy companies, and federal and state agencies, and is organized to focus on key areas of demand including: building sciences, air quality measurements and modeling, environmental assessment and remediation including Exit Strategy, licensing and permitting, and natural and cultural resource management.

Infrastructure:  The Infrastructure segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities.

The Company’s CODM is its Chief Executive Officer. The Company’s CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment operating income (loss). The Company utilizes segment revenue and segment operating income (loss) because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company’s CEO evaluates segment revenue and segment operating income (loss) and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company’s overall strategy. The Company’s CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment. Consequently, it is not practical to show assets by operating segment. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole.

The following tables present summarized financial information for the Company’s operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total

Three months ended September 25, 2009:
Gross revenue	$18,895	$46,719	$16,209	$81,823
Net service revenue	14,880	28,509	12,480	55,869
Segment operating income	1,820	5,939	1,432	9,191
Depreciation and amortization	257	831	267	1,355

Three months ended September 26, 2008:
Gross revenue	$30,902	$66,159	$18,677	$115,738
Net service revenue	16,304	34,094	14,722	65,120
Segment operating income	3,283	7,489	1,885	12,657
Depreciation and amortization	272	761	397	1,430

	Three Months Ended
	September 25,	September 26,
	2009	2008
Gross revenue
Gross revenue from reportable segments	$81,823	$115,738
Reconciling items (1)	534	(745)
Total condensed consolidated gross revenue	$82,357	$114,993

Net service revenue
Net service revenue from reportable segments	$55,869	$65,120
Reconciling items (1)	1,091	804
Total condensed consolidated net service revenue	$56,960	$65,924

Operating income
Segment operating income	$9,191	$12,657
Corporate shared services (2)	(11,762)	(13,959)
Stock-based compensation expense	586	630
Depreciation and amortization	1,950	1,909
Interest expense	264	887
Total condensed consolidated operating income	$229	$2,124

Depreciation and amortization
Depreciation and amortization from reportable segments	$1,355	$1,430
Reconciling items (1)	595	479
Total condensed consolidated depeciation and amortization	$1,950	$1,909

(1)             Amounts represent certain unallocated corporate amounts not considered in the CODM’s evaluation of segment performance.

(2)             Corporate shared services consists of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

14.                               Legal Matters

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

Roy Roberson v. TRC Solutions, Inc., TRC Companies, Inc., et.al., California Superior Court, Orange County, 2007.  The Company, a subsidiary, two former employees and one current employee are named as defendants in a lawsuit brought by a former employee who is seeking damages that allegedly arise out of his employment with the Company. Mr. Roberson’s complaint includes causes of action for wrongful termination, discrimination, breach of contract, misrepresentation, failure to pay wages, defamation and emotional distress. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

SPPI - Somersville, Inc. v.  TRC Companies, Inc. et. al.; West Coast Home Builders v. Ashland et. al., United States District Court, Northern District of California, 2004.  Neighboring landowners allege property damage from a landfill site where the Company performed remediation work pursuant to an Exit Strategy contract. A preliminary stipulation of settlement has been reached in these cases. Any settlement will be fully covered by insurance.

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

Luis Gonzalez, Jr. et al v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Marie Esther Gonzalez v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Jamie Ramos v. Pacific Gas & Electric, TRC Solutions, Inc., et al, California Superior Court, San Francisco County, 2008.  A subsidiary of the Company is named as a defendant in three lawsuits concerning a boiler structure that collapsed on or about January 28, 2008 during planned demolition work at the Hunters Point Power Plant in California. Two employees of subcontractor LVI/ICONCO were injured and one was killed. The two injured workers as well as the deceased employee’s representatives have filed lawsuits. The Company’s subsidiary was hired as the prime contractor by site owner PG&E. The Company’s subsidiary subcontracted the demolition work to LVI/ICONCO who procured insurance on behalf of the Company and PG&E which is providing coverage to the subsidiary for these claims. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Elwood Smith v. Connor et al, Court of Common Pleas, Philadelphia County, 2009.  While attempting to remove a fallen tree from the roadway, the plaintiff was allegedly injured when he was struck by a car. A subsidiary of the Company has been named a defendant in this action along with a number of other defendants. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services which plaintiff alleges covered the roadside in the vicinity of the accident. The Company believes the subsidiary has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $5,323 at September 25, 2009 and $5,492 at June 30, 2009, respectively. The Company also had insurance recovery receivables related to these accruals of $2,005 and $2,455 at September 25, 2009 and June 30, 2009, respectively. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

15.                               Subsequent Events

The Company evaluated its September 25, 2009 financial statements for subsequent events through November 6, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require adjustment to or disclosure in the accompanying condensed consolidated financial statements.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months Ended September 25, 2009 and September 26, 2008

Beginning with the quarter ended September 28, 2007, we established our quarter end as the last Friday of the quarter. We believe the last Friday of the quarter period reporting is more consistent with our operating cycle, as well as the reporting periods of our industry peers. The quarter ended September 25, 2009 contains one less calendar day than the same period in the prior year.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors in the sections captioned “Critical Accounting Policies” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and below in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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

•                  Seasonality of the spending cycle, notably for state and local government entities, and the spending patterns of our commercial sector clients;

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

Management of Operating Segments

During fiscal 2009, our accounting system was configured to provide revenue and earnings by segment, and we initiated reporting to our chief operating decision maker (“CODM”) under three operating segments. Management established these operating segments based upon the type of project, the client and market to which those projects are delivered, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. Effective in the first quarter of fiscal 2010, we made certain changes to our operating segments in our continuing efforts to align businesses around markets and customers. Segment information for all periods presented has been reclassified to reflect the new segment structure.  The operating segments are as follows:

Energy:  The Energy segment provides engineering and construction services to energy companies including support in the design of new sources of power generation, electrical transmission and distribution system upgrades, and natural gas and liquid products pipelines and terminals.

Environmental:  The Environmental segment provides services to a wide range of clients, including industrial and natural resource companies, railroads, energy companies, and federal and state agencies, and is organized to focus on key areas of demand including: building sciences, air quality measurements and modeling, environmental assessment and remediation including Exit Strategy, licensing and permitting, and natural and cultural resource management.

Infrastructure:  The Infrastructure segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities.

Our CODM is our Chief Executive Officer. Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment operating income (loss). We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss) and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment. Consequently, it is not practical to show assets by operating segment. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole. See Note 13 in the Condensed Consolidated Financial Statements for additional information regarding operating segments.

The following table presents the approximate percentage of our NSR by operating segment for the three months ended September 25, 2009 and September 26, 2008:

	Three Months Ended
	September 25,	September 26,
Operating Segment	2009	2008
Energy	26.6%	25.0%
Environmental	51.0%	52.4%
Infrastructure	22.4%	22.6%
	100.0%	100.0%

Business Trend Analysis

Energy: The utilities in the United States are in the process of a multi-year upgrade of the electric transmission grid to improve capacity and reliability. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. According to a Department of Energy study, $50 billion to $100 billion of investment is needed to modernize the grid. These needs and increased returns on large investments in energy assets provide opportunities to sell services including engineering and construction for the electric transmission system and development of renewable energy projects. We are well established in the Northeast and are actively growing our presence in other geographic regions where demand for services is the highest.

Environmental: Market demand for environmental services remains active driven by a combination of regulatory requirements, economic factors and renewed focus on sustainability and climate change. Regulatory focus on emissions of concern (e.g. mercury, small particulates) is supporting demand for air quality consulting and air measurement services. Climate change initiatives should also sustain market growth for these services. Remediation services remain constant in spite of much lower demand in the real estate market, but regulatory requirements and previously funded multi-year capital projects will sustain the market in the next several years. Real estate developers and owners are using building science services (e.g. mold, indoor air quality) to maintain real estate asset values, however new development projects will likely not resume in fiscal 2010.

Infrastructure: Demand for services is expected to be flat in fiscal 2010 due to general economic conditions and the lack of increased public funding, although the federal stimulus bill has provided substitute funding for some existing projects. The long-term outlook remains strong due to alternative funding mechanisms (e.g., private/public partnerships), potential additional economic stimulus initiatives and the continued need to upgrade, replace or repair aging transportation infrastructure.

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Our accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of the Annual Report on Form 10-K as of and for the year ended June 30, 2009.

Results of Operations

We incurred a net loss applicable to our common shareholders of $0.9 million for the first quarter of fiscal 2010 as well as significant net losses applicable to our common shareholders for the fiscal years ended June 30, 2009, 2008 and 2007. The net loss applicable to our common shareholders for the three months ended September 25, 2009 included the impact of accretion charges on preferred stock of $0.8 million.  The preferred stock accretion charges will continue to accrete until the preferred stock converts to common stock in December 2010. During the three months ended September 25, 2009, cash used in operations was $5.4 million, primarily as a result of increased accounts receivable and insurance recoverable combined with reductions in accounts payable.

In fiscal 2010, we will continue to focus on improving operating profitability and cash flows from operations, including continuing to enhance controls over cost estimating and project performance to improve overall project execution and reduce contract losses. We raised $15.5 million in additional capital through a preferred stock offering in June 2009.

Consolidated Results

The following table presents the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three months ended September 25, 2009 and September 26, 2008:

	Three Months Ended
	September 25,	September 26	Change
(Dollars in thousands)	2009	2008	$	%
Gross revenue	$82,357	$114,993	$(32,636)	(28.4)%
Less subcontractor costs and other direct reimbursable charges	25,397	49,069	(23,672)	(48.2)
Net service revenue	56,960	65,924	(8,964)	(13.6)
Interest income from contractual arrangements	180	778	(598)	(76.9)
Insurance recoverables and other income	3,283	289	2,994	1,036.0
Cost of services	50,880	53,537	(2,657)	(5.0)
General and administrative expenses	6,678	8,621	(1,943)	(22.5)
Provision for doubtful accounts	686	800	(114)	(14.3)
Depreciation and amortization	1,950	1,909	41	2.1
Operating income	229	2,124	(1,895)	(89.2)
Interest expense	264	887	(623)	(70.2)
Federal and state income tax provision	56	182	(126)	(69.2)
Equity in losses from unconsolidated affiliates	(15)	—	(15)	(100.0)
Net (loss) income	(106)	1,055	(1,161)	(110.0)
Net loss applicable to noncontrolling interest	(27)	—	(27)	(100.0)
Net (loss) income applicable to TRC Companies, Inc.	(79)	1,055	(1,134)	(107.5)
Accretion charges on preferred stock	834	—	834	100.0
Net (loss) income applicable to
TRC Companies, Inc.’s common shareholders	$(913)	$1,055	$(1,968)	(186.5)%

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended
	September 25	September 26
	2009	2008
Net service revenue	100.0%	100.0%

Interest income from contractual arrangements	0.3	1.2
Insurance recoverables and other income	5.8	0.4

Operating costs and expenses:
Cost of services	89.3	81.2
General and administrative expenses	11.7	13.1
Provision for doubtful accounts	1.2	1.2
Depreciation and amortization	3.5	2.9
	105.7	98.4
Operating income	0.4	3.2
Interest expense	0.5	1.3
(Loss) income from operations before equity in losses	(0.1)	1.9
Federal and state income tax provision	0.1	0.3
(Loss) income from operations before equity in losses	(0.2)	1.6
Equity in losses from unconsolidated affiliates	—	—
Net (loss) income	(0.2)	1.6
Net loss applicable to noncontrolling interest	(0.1)	—
Net (loss) income applicable to TRC Companies, Inc.	(0.1)	1.6
Accretion charges on preferred stock	1.5	—
Net (loss) income applicable to TRC Companies, Inc.’s common shareholders	(1.6)%	1.6%

Gross revenue decreased $32.6 million, or 28.4%, to $82.4 million for the three months ended September 25, 2009 from $115.0 million for the same period in the prior year. The wind-down of a large commercial development Exit Strategy project in our environmental business reduced current quarter gross revenue by approximately $14.7 million compared to the same period in the prior year. In addition, the wind-down of certain large environmental compliance projects reduced current quarter gross revenue by approximately $2.3 million. Current quarter revenue in our energy segment declined as work associated with three engineer, procure and construct (“EPC”) contracts was lower than the same period last year by approximately $15.3 million. The performance associated with the EPC projects was partially replaced by traditional energy service projects which had lower levels of subcontracting requirements and, therefore, generated less gross revenue.

NSR decreased $8.9 million, or 13.6%, to $57.0 million for the three months ended September 25, 2009 from $65.9 million for the same period in the prior year. The decrease was due primarily to a $5.6 million reduction in our environmental segment related to: (1) current quarter adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $1.9 million; (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $0.8 million; and (3) the wind-down of certain large environmental compliance projects which reduced NSR by approximately $1.2 million. In addition, current quarter NSR for our infrastructure segment decreased by $2.2 million primarily due to personnel departures resulting from certain actions taken to eliminate low margin work in the second half of fiscal 2009.  Further, the current quarter had one less business day, resulting in a decrease in NSR of approximately $0.9 million.

Interest income from contractual arrangements decreased $0.6 million, or 76.9%, to $0.2 million for the three months ended September 25, 2009 from $0.8 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal 2010 compared to fiscal 2009.

Insurance recoverables and other income increased $3.0 million to $3.3 million for the three months ended September 25, 2009 from $0.3 million for the same period in the prior year. The increase was due to a higher rate of Exit Strategy contracts where costs were incurred that were covered by insurance.

COS decreased $2.7 million, or 5.0%, to $50.8 million for the three months ended September 25, 2009 from $53.5 million for the same period in the prior year. The current quarter decrease in COS, to a large extent, corresponded to the reduction in NSR.  Specifically, the decrease was related to: (1) a $2.8 million decrease in labor costs; (2) a $0.4 million decrease in bonus costs; and (3) a $0.3 million decrease in other discretionary employee costs (e.g. travel costs). The reduction of current quarter COS also showed the effect of a $0.3 million increase in the recovery of certain project-related equipment costs. These decreases were partially offset by a $1.4 million increase in contract loss reserves primarily related to certain Exit Strategy projects that had estimated costs increases during the current quarter. As a percentage of NSR, COS was 89.3% and 81.2% for the three months ended September 25, 2009 and September 26, 2008, respectively.

G&A expenses decreased $1.9 million, or 22.5%, to $6.7 million for the three months ended September 25, 2009 from $8.6 million for the same period in the prior year. The decrease was primarily attributable to a $0.7 million decrease in professional fees.  In addition, corporate labor and fringe benefit costs decreased $0.9 million due primarily to headcount reductions and one less payroll day compared to the same period in the prior year.

The provision for doubtful accounts decreased $0.1 million, or 14.3% to $0.7 million for the three months ended September 25, 2009 from $0.8 million for the same period in the prior year. The decrease was primarily due to the corresponding decrease in revenue.

Depreciation and amortization expense decreased $0.04 million, or 2.1%, to $1.95 million for the three months ended September 25, 2009 from $1.91 million for the same period in the prior year.

Interest expense decreased $0.6 million, or 70.2%, to $0.3 million for the three months ended September 25, 2009 from $0.9 million for the same period in the prior year. The decrease was primarily due to the fact that we did not have an outstanding balance on our credit facility in the first quarter of fiscal 2010 compared to an average outstanding balance of $25.5 million for the same period in the prior year.  In June 2009, we raised $15.5 million in additional capital through a preferred stock offering, and the proceeds were used to repay outstanding amounts on our credit facility.

Federal and state income tax provision decreased $0.1 million to $0.1 million for the three months ended September 25, 2009 from a tax provision of $0.2 million for the same period in the prior year.

Additional Information by Reportable Segment

Energy Segment Results

	Three Months Ended
	September 25,	September 26,	Change
	2009	2008	$	%
Net service revenue	$14,880	$16,304	$(1,424)	(8.7)%
Operating income	$1,820	$3,283	$(1,463)	(44.6)%

NSR decreased $1.4 million, or 8.7%, to $14.9 million for the three months ended September 25, 2009 from $16.3 million for the same period of the prior year. The energy segment experienced a decline in NSR due to a slowdown in electric transmission and distribution spending. In particular, many of our clients have delayed previously scheduled investments in large, multi-year capital projects. Consequently, as several of our major EPC contracts wind down, we are experiencing a delay before our clients move forward with new or previously scheduled projects. This decrease in revenue was partially mitigated by a significant increase in demand for our energy efficiency program management services.

Operating income decreased $1.5 million, or 44.6%, to $1.8 million for the three months ended September 25, 2009 from $3.3 million for the same period of the prior year. The decline in operating income is primarily related to the decline in NSR. As described above, our clients are delaying large scale capital investments and, alternatively, are focusing on smaller, competitively bid maintenance projects. Increased competition for these smaller, maintenance projects resulted in lower operating margins and less available work.  This decrease was partially offset by an increase in current quarter operating margin for our energy efficiency related projects. For the three months ended September 25, 2009, as a percentage of NSR, operating margin decreased to 12.2% from 20.1% for the same period of the prior year.

Environmental Segment Results

	Three Months Ended
	September 25,	September 26,	Change
	2009	2008	$	%
Net service revenue	$28,509	$34,094	$(5,585)	(16.4)%
Operating income	$5,939	$7,489	$(1,550)	(20.7)%

NSR decreased $5.6 million, or 16.4%, to $28.5 million for the three months ended September 25, 2009 from $34.1 million for the same period of the prior year. The decrease was primarily related to (1) current quarter adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $1.9 million; and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $0.8 million. In addition, we experienced lower activity in our environmental sector due to the completion of several major compliance projects that experienced high levels of activity in the comparable period in fiscal 2009.

Operating income decreased $1.6 million, or 20.7%, to $5.9 million for the three months ended September 25, 2009 from $7.5 million for the same period of the prior year. The decrease in operating income is primarily attributable to the adjustments to the estimates at completion on certain Exit Strategy contracts and the wind-down of a large Exit Strategy project, which reduced operating income by approximately $2.5 million in the current quarter. This decrease was partially mitigated by the receipt of change orders of approximately $0.9 million in the current quarter for which costs were expended in a prior period. For the three months ended September 25, 2009, as a percentage of NSR, operating margin decreased to 20.8% from 21.9% for the same period of the prior year.

Infrastructure Segment Results

	Three Months Ended
	September 25,	September 26,	Change
	2009	2008	$	%
Net service revenue	$12,480	$14,722	$(2,242)	(15.2)%
Operating income	$1,432	$1,885	$(453)	(24.0)%

NSR decreased $2.2 million, or 15.2%, to $12.5 million for the three months ended September 25, 2009 from $14.7 million for the same period of the prior year. The decrease in current quarter NSR for our infrastructure segment was primarily due to personnel departures resulting from certain actions taken to eliminate low margin work in the second half of fiscal 2009.

Operating income decreased $0.5 million, or 24.0%, to $1.4 million for the three months ended September 25, 2009 from $1.9 million for the same period of the prior year.  Current quarter operating income decreased primarily due to the above described $2.2 million decrease in NSR. This decrease was partially mitigated by $1.7 million of lower costs, principally labor. The reduction in costs was due to the implementation of various cost-control measures in response to the current economic downturn. For the three months ended September 25, 2009, as a percentage of NSR, operating margin decreased to 11.5% from 12.8% for the same period of the prior year.

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

Cash flows used in operating activities were $5.4 million during the three months ended September 25, 2009, compared to $2.2 million of cash provided for the same period in the prior year. Sources of cash used in operating assets and liabilities for the three months ended September 25, 2009 totaled $12.2 million and primarily consisted of the following: (1) a $3.3 million increase in insurance recoverable due to estimated cost increases on certain Exit Strategy projects that will be funded by project-specific insurance policies; (2) a $2.7 million decrease in accrued compensation and benefits primarily due to one less week of payroll expenses accrued due to the timing of the fiscal quarter end; (3) a $1.9 million increase in prepaid and other assets; and (4) a $1.6 million decrease in accounts payable primarily due to the timing of payments to vendors. Sources of cash used in operating assets and liabilities during the three months ended September 25, 2009 were offset by cash provided by operating assets and liabilities totaling $3.5 million consisting primarily of the following: (1) a $2.5 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; and (2) a $0.8 million decrease in long-term prepaid insurance. In addition, non-cash expenses during this period were $3.4 million. These non-cash expenses consisted primarily of the following: (1) $2.0 million for depreciation and amortization; (2) $0.7 million for the provision for doubtful accounts; and (3) $0.6 million for stock-based compensation expense.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 110 days at September 25, 2009 from 85 days at June 30, 2009 primarily due to the decrease in gross revenue. Our goal is to maintain DSO at less than 90 days.

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

Cash used in investing activities was approximately $0.5 million during the three months ended September 25, 2009, compared to $0.3 million used in the same period in the prior year. Cash used consisted primarily of $0.8 million for property and equipment additions which was offset by $0.3 million from restricted investments and $0.02 million from proceeds received from the sale of fixed assets.

Cash provided by financing activities was approximately $0.9 million during the three months ended September 25, 2009, compared to $3.0 million used in the same period in the prior year. Cash provided consisted of $2.5 million of borrowings to be repaid in fiscal 2010 which was offset by $1.4 million for payments made on long-term debt and $0.1 million for payments of issuance costs related to convertible preferred stock.

On July 17, 2006, we and substantially all of our subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Foothill, Inc. (“Wells Fargo”) as the lead lender and administrative agent with Textron Financial Corporation (“Textron”) subsequently participating as an additional lender. The Credit Agreement, as amended, provided the Borrower with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement we must maintain average monthly backlog of $190.0 million; limit capital expenditures to less than $10.6 million for the fiscal year ended June 30, 2010 and each fiscal year thereafter; and maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of May 29, 2009 to amend the EBITDA covenant in fiscal 2010 and subsequent fiscal years to an amount to be determined by the lenders based on our projections but not less than $10.6 million for the trailing twelve month periods ending each fiscal quarter in fiscal 2010 and $11.1 million, $11.6 million, $12.0 million and $12.5 million, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively. For fiscal 2010 the EBITDA covenant is $10.6 million. The definition of EBITDA also provides an aggregate allowance for restructuring charges in the amount of $5,000 in fiscal 2010.  Additional changes in the May 2009 amendment of the Credit Agreement: reduced the minimum interest rates and increased the applicable borrowing rate spreads; increased the letters of credit issuance capacity from $7.5 million to $15.0 million; added a $15.0 million syndication reserve which reduced the maximum revolver amount from $50.0 million to $35.0 million subject to increase upon Wells Fargo completing a syndication to replace Textron as an additional lender; and amended certain other definitions and provisions in the Credit Agreement.

At September 25, 2009 and June 30, 2009, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4.7 million and $6.9 million on September 25, 2009 and June 30, 2009, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $30.3 million and $28.1 million on September 25, 2009 and June 30, 2009, respectively.

In July 2009, we financed $2.5 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.969%. At September 25, 2009, the balance outstanding was $1.7 million.

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

We have not experienced any material impacts to liquidity or access to capital as a result of the current conditions in the financial and credit markets. During fiscal 2009 we completed a preferred stock offering with gross proceeds of $15.5 million. We believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future. Management cannot predict with any certainty the impact to us of any further or continued disruption in the capital markets. Although there appear to be recent indicators of some recovery, the deterioration of the economic conditions in the United States was broad and dramatic. The current adverse state of the economy and the possibility that economic conditions will not improve may affect businesses such as ours in a number of ways. While management cannot directly measure it, the credit crisis may affect the ability of our customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows. We are unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions. Management will continue to closely monitor the credit markets and our financial performance.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize derivative financial instruments. While we currently do not have any borrowings outstanding under our credit agreement, to the extent we have borrowings, we would be exposed to interest rate risk under that agreement. Our credit facility provides for borrowings bearing interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month EBITDA.

Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the facility’s maturity date. Under its term, the facility matures on July 17, 2011, or earlier at our discretion, upon payment in full of loans and other obligations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As described in more detail in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed on September 25, 2009, the Company identified a material weakness in its internal control over financial reporting during work performed related to Management’s Annual Report on Internal Control over Financial Reporting.  Because the control deficiencies leading to the material weakness were still present as of September 25, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report.  In response to the weakness identified, the Company has taken measurable steps to remediate this condition in fiscal 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management determined the Company did not maintain effective controls over financial reporting with respect to estimating, job costing and revenue recognition. Specifically, there was not (i) a comprehensive project management process to address the completeness, accuracy and timeliness of adjustments to contract value and estimates of cost at completion; and (ii) a system of controls that was adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes, reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. Management concluded these control deficiencies, in the aggregate, constituted a material weakness in internal control because there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company determined there has been no significant change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting except as described below.

The Company has implemented, or plans to implement, certain measures to remediate the material weakness relating to its estimating, job costing and revenue recognition control procedures identified in the Company’s 2009 Annual Report on Form 10-K.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented or is in the process of implementing the following measures:

•     Enhancing policies and procedures relating to the development, documentation and review of contract values and estimates of cost at completion.

•     Re-engineering the processes used to analyze the terms and conditions of contracts.

The Company believes that these remediation actions represent ongoing improvement measures.  Furthermore, while the Company has taken steps to remediate the material weakness, the effectiveness of its remediation efforts will not be known until the Comapny can test those controls in connection with the management evaluation of internal controls over financial reporting that it will perform as of June 30, 2010.

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

TRC COMPANIES, INC.

November 6, 2009	by:	/s/ Thomas W. Bennet, Jr.
Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)