Form 10-Q
period 2009-12-25
TRC COMPANIES INC /DE/
filed 2010-02-03
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” or a “smaller reporting company”. See definition of “accelerated filer”,  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On January 28, 2010 there were 19,577,904 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED DECEMBER 25, 2009

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
Gross revenue	$82,264	$113,869	$164,621	$228,862
Less subcontractor costs and other direct reimbursable charges	28,024	52,312	53,421	101,381
Net service revenue	54,240	61,557	111,200	127,481

Interest income from contractual arrangements	187	612	367	1,390
Insurance recoverables and other income	2,643	13,273	5,926	13,562

Operating costs and expenses:
Cost of services	49,880	62,763	100,760	116,300
General and administrative expenses	6,371	8,895	13,049	17,516
Provision for doubtful accounts	424	874	1,110	1,674
Goodwill and intangible asset write-offs	—	21,438	—	21,438
Depreciation and amortization	1,846	1,859	3,796	3,768
	58,521	95,829	118,715	160,696
Operating loss	(1,451)	(20,387)	(1,222)	(18,263)
Interest expense	(262)	(846)	(526)	(1,733)
Gain on extinguishment of debt	1,716	—	1,716	—
Income (loss) from operations before taxes and equity in losses	3	(21,233)	(32)	(19,996)
Federal and state income tax benefit	(4,481)	(850)	(4,425)	(668)
Income (loss) from operations before equity in losses	4,484	(20,383)	4,393	(19,328)
Equity in losses from unconsolidated affiliates	(28)	—	(43)	—
Net income (loss)	4,456	(20,383)	4,350	(19,328)
Net loss applicable to noncontrolling interest	(37)	—	(64)	—
Net income (loss) applicable to TRC Companies, Inc.	4,493	(20,383)	4,414	(19,328)
Accretion charges on preferred stock	1,218	—	2,052	—
Net income (loss) applicable to TRC Companies, Inc.’s common shareholders	$3,275	$(20,383)	$2,362	$(19,328)

Basic earnings (loss) per common share	$0.17	$(1.06)	$0.12	$(1.01)
Diluted earnings (loss) per common share	$0.16	$(1.06)	$0.12	$(1.01)

Weighted-average common shares outstanding:
Basic	19,573	19,262	19,491	19,196
Diluted	19,926	19,262	19,788	19,196

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 25,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,427	$8,469
Accounts receivable, less allowance for doubtful accounts	86,396	99,903
Insurance recoverable - environmental remediation	33,238	27,379
Restricted investments	20,310	28,214
Prepaid expenses and other current assets	11,218	11,032
Income taxes refundable	3,085	224
Total current assets	158,674	175,221

Property and equipment:	48,497	52,116
Less accumulated depreciation and amortization	35,354	37,075
	13,143	15,041
Goodwill	35,119	35,119
Investments in and advances to unconsolidated affiliates and construction joint ventures	118	119
Long-term restricted investments	52,950	53,295
Long-term prepaid insurance	46,108	47,766
Other assets	10,256	10,335
Total assets	$316,368	$336,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,861	$4,632
Accounts payable	35,159	44,106
Accrued compensation and benefits	23,198	30,029
Deferred revenue	30,319	38,684
Environmental remediation liabilities	652	566
Other accrued liabilities	40,509	41,959
Total current liabilities	134,698	159,976
Non-current liabilities:
Long-term debt, net of current portion	6,540	7,869
Long-term income taxes payable	4,212	6,079
Long-term deferred revenue	107,945	105,008
Long-term environmental remediation liabilities	6,798	7,533
Total liabilities	260,193	286,465
Preferred stock, $.10 par value; 500,000 shares authorized, 7,209 shares issued and outstanding as convertible, liquidation preference of $21,267 and $28,837 as of December 25, 2009 and June 30, 2009, respectively	3,860	1,808
Commitments and contingencies
Shareholders’ equity:
Capital stock:
Common, $.10 par value; 40,000,000 shares authorized, 19,577,791 and 19,574,309 shares issued and outstanding, respectively, at December 25, 2009, and 19,357,573 and 19,354,091 shares issued and outstanding, respectively, at June 30, 2009	1,958	1,936
Additional paid-in capital	167,406	168,459
Accumulated deficit	(117,020)	(121,434)
Accumulated other comprehensive income (loss)	68	(305)
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity attributable to TRC Companies, Inc.	52,379	48,623
Noncontrolling interest	(64)	—
Total shareholders’ equity	52,315	48,623
Total liabilities and shareholders’ equity	$316,368	$336,896

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	December 25,	December 26,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,350	$(19,328)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash items:
Depreciation and amortization	3,796	3,768
Directors deferred compensation	44	60
Stock-based compensation expense	1,063	1,388
Provision for doubtful accounts	1,110	1,674
Non-cash interest income	86	49
Equity in losses from unconsolidated affiliates and construction joint ventures	135	17
Goodwill impairment charge	—	21,438
Loss (gain) on disposals of assets	51	(12)
Gain on extinguishment of debt	(1,716)	—
Other non-cash items	(92)	52
Changes in operating assets and liabilities:
Accounts receivable	12,397	8,529
Insurance recoverable - environmental remediation	(5,859)	(13,072)
Income taxes	(4,728)	(729)
Restricted investments	7,833	22,764
Prepaid expenses and other current assets	(436)	(4,115)
Long-term prepaid insurance	1,658	1,658
Other assets	(50)	(82)
Accounts payable	(8,890)	(7,449)
Accrued compensation and benefits	(6,917)	1,046
Deferred revenue	(5,428)	(18,172)
Environmental remediation liabilities	(649)	(821)
Other accrued liabilities	22	8,322
Net cash (used in) provided by operating activities	(2,220)	6,985

Cash flows from investing activities:
Additions to property and equipment	(1,924)	(1,379)
Restricted investments	666	613
Earnout payments on acquisitions	(656)	—
Proceeds from sale of fixed assets	36	112
Investments in and advances to unconsolidated affiliates	(10)	—
Cash paid for land improvements	—	(4)
Net cash used in investing activities	(1,888)	(658)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(1,996)
Payments on long-term debt and other	(2,285)	(84)
Payments of issuance costs related to convertible preferred stock	(134)	—
Proceeds from long-term debt and other	2,485	—
Proceeds from exercise of stock options	—	111
Net cash provided by (used in) financing activities	66	(1,969)

(Decrease) increase in cash and cash equivalents	(4,042)	4,358
Cash and cash equivalents, beginning of period	8,469	1,306
Cash and cash equivalents, end of period	$4,427	$5,664

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 25, 2009 and December 26, 2008

(in thousands, except per share data)

1.                                      Company Background and Basis of Presentation

TRC Companies, Inc., through its subsidiaries (collectively, the “Company”), is a firm that provides integrated engineering, consulting, and construction management services. Its project teams assist its commercial, industrial and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.

The Company reported net income applicable to the Company’s common shareholders of $3,275 and $2,362 for the three and six months ended December 25, 2009, respectively. The net income applicable to the Company’s common shareholders for the six months ended December 25, 2009 is primarily related to a tax benefit of $4,425 (See Note 13) and a $1,716 gain on extinguishment of debt which were partially offset by accretion charges on preferred stock of $2,052. The preferred stock accretion charges will continue to accrete until the preferred stock converts to common stock in December 2010. The Company incurred significant net losses applicable to the Company’s common shareholders for the fiscal years ended June 30, 2009, 2008 and 2007.

In fiscal 2010, the Company will continue to focus on improving operating profitability and cash flows from operations, including continuing to enhance controls over cost estimating and project performance to improve overall project execution and reduce contract losses.

In June 2009, the Company raised additional capital through a preferred stock offering. The Company sold 7 shares of a new Series A Convertible Preferred stock to three existing shareholders and related entities for gross proceeds of $15,500. The proceeds were used to repay outstanding amounts on the Company’s revolving credit facility and for general corporate purposes. As of December 25, 2009, no amounts were outstanding on the Company’s revolving credit facility, and the Company had cash and cash equivalents of $4,427. While the Company has not used the credit facility since the preferred stock offering, the Company is dependent on this facility for any short term liquidity needs when available cash and cash equivalents and cash provided by operations are not adequate to support working capital requirements.

Prior to the completion of the preferred stock offering the Company’s revolving credit facility with Wells Fargo Foothills, Inc. (“Wells Fargo”), as lead lender and administrative agent, and Textron Financial Corporation (“Textron”) had an aggregate borrowing capacity of $50,000. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. As a result of Textron’s departure, a $15,000 syndication reserve was placed on the line which effectively reduces the line from $50,000 to $35,000. The reserve is structured such that the borrowing capacity under the facility will be increased if an additional lender is obtained to participate in the facility with Wells Fargo. On January 19, 2010, an amendment to the facility was executed which extended the current expiration date of the credit facility by two years from July 17, 2011 to July 17, 2013. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the duration of the credit facility and the foreseeable future.

The condensed consolidated balance sheet at December 25, 2009, the condensed consolidated statements of operations for the three and six months ended December 25, 2009 and December 26, 2008, and the condensed consolidated statement of cash flows for the six months ended December 25, 2009 and December 26, 2008 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2009.

2.                                      New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles, which is a significant restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure.  The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009.

In October 2009, the FASB issued an Accounting Standards Update that provides amendments to the criteria of ASC Topic 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements.  The amendments establish a selling price hierarchy for determining the selling price of a deliverable. This guidance is effective for the Company’s fiscal year beginning July 1, 2010, and either prospective or retrospective application is permitted. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position; financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor must evaluate existing QSPEs to determine whether they must be consolidated in the reporting entity’s financial statements.  This statement limits the circumstances in which a financial asset or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The guidance applies prospectively to financial asset transfers occurring in fiscal years beginning after November 15, 2009 which will require the Company to adopt these provisions on July 1, 2010. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

In June 2009, the FASB issued an amendment that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity’s economic performance.  The guidance applies prospectively to variable interest entities occurring in fiscal years beginning after November 15, 2009 which will require the Company to adopt these provisions on July 1, 2010. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as of December 25, 2009 and June 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 25, 2009

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,808	$—	$—	$3,808
Certificates of deposit	—	2,686	—	2,686
Corporate bonds	—	647	—	647
Money market accounts	966	—	—	966
U.S. government obligations	333	—	—	333
Total	$5,107	$3,333	$—	$8,440

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,854	$—	$—	$3,854
Certificates of deposit	—	3,012	—	3,012
Corporate bonds	—	627	—	627
Money market accounts	449	—	—	449
U.S. government obligations	447	—	—	447
Total	$4,750	$3,639	$—	$8,389

Liabilities
Warrant obligation	$—	$—	$656	$656
Total	$—	$—	$656	$656

Assets Measured at Fair Value on a Non-Recurring Basis as of December 25, 2009

Certain assets were measured at fair value on a non-recurring basis and are not included in the table above. These assets include the assessment of the recoverability of goodwill and certain intangible assets as of the end of the second quarter, which is the annual impairment date. The following table presents, by caption on the condensed consolidated balance sheet, the fair value hierarchy for those assets measured at fair value on a non-recurring basis as of December 25, 2009.

	Carrying Value	Level 1	Level 2	Level 3	Total	Total Fair Value Loss for the Six Months Ended December 25, 2009
Assets
Goodwill	$35,119	$—	$—	$35,119	$35,119	$—
Intangible Assets:
Customer relationships	1,769	—	—	1,769	1,769	—
Engineering licenses	426	—	—	426	426	—
Total	$37,314	$—	$—	$37,314	$37,314	$—

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

A summary of changes in shareholders’ equity for the six months ended December 25, 2009 is as follows:

	TRC Companies, Inc. Shareholders’ Equity
		Additional		Accum. Other			Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Stock	Interest	Equity
Balance, July 1, 2009	$1,936	$168,459	$(121,434)	$(305)	$(33)	$—	$48,623
Net income	—	—	2,362	—	—	(64)	2,298
Unrealized gains on available for sale securities	—	—	—	373	—	—	373
Accretion charges on preferred stock	—	(2,052)	2,052	—	—	—	—
Issuance of common stock	5	177	—	—	—	—	182
Stock-based compensation	23	1,040	—	—	—	—	1,063
Cancellation of shares for tax withholding	(7)	(261)	—	—	—	—	(268)
Directors’ deferred compensation	1	43	—	—	—	—	44
Balance, December 25, 2009	$1,958	$167,406	$(117,020)	$68	$(33)	$(64)	$52,315

A summary of changes in shareholders’ equity for the six months ended December 26, 2008 is as follows:

	TRC Companies, Inc. Shareholders’ Equity
		Additional		Accum. Other			Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Stock	Interest	Equity
Balance, July 1, 2008	$1,909	$153,259	$(97,526)	$62	$(33)	$—	$57,671
Net loss	—	—	(19,328)	—	—	—	(19,328)
Unrealized losses on available for sale securities	—	—	—	(359)	—	—	(359)
Exercise of stock options	4	107	—	—	—	—	111
Stock-based compensation	20	1,368	—	—	—	—	1,388
Cancellation of shares for tax withholding	(1)	(72)	—	—	—	—	(73)
Directors’ deferred compensation	2	58	—	—	—	—	60
Balance, December 26, 2008	$1,934	$154,720	$(116,854)	$(297)	$(33)	$—	$39,470

5.                                      Restructuring Reserve

A summary of restructuring reserve activity for the three months ended December 25, 2009 is as follows:

Facility Closures
Liability balance at July 1, 2009	$1,410
Total charge to operating costs and expenses	128
Payments	(340)
Liability balance at December 25, 2009	$1,198

As of December 25, 2009, $1,198 of facility closure costs remain accrued and are expected to be paid over various remaining lease terms through fiscal 2013.

6.                                      Stock-Based Compensation

At December 25, 2009, the Company had stock-based compensation awards outstanding under the TRC Companies, Inc. Restated Stock Option Plan, and the Amended and Restated 2007 Equity Incentive Plan, collectively, “the Plans.” The Plans were approved by the Company’s shareholders. The Company issues new shares or utilizes treasury shares to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors, however, the Compensation Committee has provided the Chief Executive Officer the authority to grant stock options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards (“RSA’s”), restricted stock units (“RSU’s”) and performance stock units (“PSU’s”).

Stock-Based Compensation

During the three and six months ended December 25, 2009 and December 26, 2008, the Company recognized compensation expense in cost of services and general and administrative expenses on the condensed consolidated statements of operations with respect to stock options, RSA’s and RSU’s as follows:

	Three Months Ended				Three Months Ended
	December 25, 2009				December 26, 2008
	Stock Options	RSA’s	RSU’s	Total	Stock Options	RSA’s	RSU’s	Total
Cost of services	$84	$86	$40	$210	$115	$101	$—	$216
General and administrative expenses	76	100	91	267	145	103	294	542
Total stock-based compensation	$160	$186	$131	$477	$260	$204	$294	$758

	Six Months Ended				Six Months Ended
	December 25, 2009				December 26, 2008
	Stock				Stock
	Options	RSA's	RSU's	Total	Options	RSA's	RSU's	Total
Cost of services	$205	$247	$40	$492	$308	$198	$—	$506
General and administrative expenses	181	299	91	571	385	203	294	882
Total stock-based compensation	$386	$546	$131	$1,063	$693	$401	$294	$1,388

Compensation costs for all stock-based awards are recognized using the ratable single-option method. No net tax benefit was recorded with respect to this expense for the periods presented above as the Company has determined that it is more likely than not that the Company will not realize these deferred tax assets.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value stock options granted for the three and six months ended December 25, 2009 and December 26, 2008 are as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
Risk-free interest rate	None	1.37% - 1.75%	1.99%	1.37% - 2.92%
Expected life	None	4.0 years	4.0 years	4.0 years
Expected volatility	None	61.1% - 65.3%	72.9% - 73.6%	50.3% - 65.3%
Expected dividend yield	None	None	None	None

The approximate weighted-average grant date fair values using the Black-Scholes option pricing model of all stock options granted during the three and six months ended December 25, 2009 were as follows:

Three Months Ended		Six Months Ended
December 25,	December 26,	December 25,	December 26,
2009	2008	2009	2008
$—	$0.87	$2.28	$1.33

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

A summary of stock option activity for the six months ended December 25, 2009 under the Plans is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Price	Contractual Life	Value
	Options	Per Share	(in years)	(in thousands)
Outstanding options at July 1, 2009 (1,493 exercisable)	1,953	$11.71	4.7	$71
Granted	7	4.10
Forfeited	(5)	5.10
Expired	(83)	12.33
Outstanding options at September 25, 2009	1,872	$11.68	4.4	$55
Expired	(146)	10.27
Outstanding options at December 25, 2009	1,726	$11.80	4.4	$16
Options exercisable at December 25, 2009	1,385	$12.66
Stock options vested and expected to vest at December 25, 2009	1,695	$11.87
Options available for future grants	1,849

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 25, 2009 (for outstanding options), less the applicable exercise price. The closing price of the Company’s common stock on the New York Stock Exchange was $2.95 as of December 25, 2009. There were no options exercised during the six months ended December 25, 2009, however, the total intrinsic value of options exercised during the three and six months ended December 26, 2008 were $(6) and $(1), respectively.

As of December 25, 2009, there was $909 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

Compensation expense for RSA’s granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA’s is determined based on the closing market price of the Company’s common stock on the grant date. There were no RSA grants during the six months ended December 25, 2009. RSA grants totaled 789 shares at a weighted average grant date fair value of $2.90 during the six months ended December 26, 2008.

As of December 25, 2009, there was $2,150 of total unrecognized compensation expense related to unvested RSA’s under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.4 years.

A summary of non-vested RSA activity for the six months ended December 25, 2009 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested at July 1, 2009	878	$3.89
Vested	(231)	4.31
Forfeited	(5)	2.90
Non-vested at December 25, 2009	642	$3.75

Restricted Stock Units

Compensation expense for RSU’s granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSU’s is determined based on the closing market price of the Company’s common stock on the grant date. RSU grants totaled 583 shares at a weighted-average grant date fair value of $3.59 for the three and six months ended December 25, 2009. In addition 97 shares were granted to the Board of Directors at a weighted-average grant date fair-value of $3.10 which vest in equal increments quarterly over a one year period. All of the RSU’s granted were unvested as of December 25, 2009.  For the three and six months ended December 26, 2008, 158 shares of RSU’s were granted to Directors at a weighted-average grant date fair value of $1.90.  The RSU’s were considered immediately vested due to provisions of the RSU agreements, as such 158 shares vested with a fair value of $300.

As of December 25, 2009, there was $2,263 of total unrecognized compensation expense related to unvested RSU’s under the Plans, and this expense is expected to be recognized over a weighted-average period of 3.4 years.

Performance Stock Units

Compensation expense for PSU’s granted to employees is recognized if and when the Company concludes that it is probable that the performance condition will be achieved.  The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU’s is determined based on the closing market price of the Company’s common stock on the grant date. During the three and six months ended December 25, 2009, the Company granted 583 PSU’s to employees at a weighted-average grant date fair value of $3.59. The PSU’s may vest upon meeting certain financial targets for the fiscal year ending June 30, 2010.

As of December 25, 2009, the Company determined that the probability of the PSU’s vesting at June 30, 2010 was not probable, and therefore no compensation expense was recorded.

Warrants

During the six months ended December 25, 2009, warrants to purchase 73 shares of the Company’s common stock were redeemed for cash of $656. The redemption of the warrants was treated as an investing outflow in the condensed consolidated statements of cash flows for the six months ended December 25, 2009 since the warrants related to a prior acquisition.

7.                                      Earnings per Share

Upon issuance of the convertible preferred stock in June 2009, new accounting guidance defining participating securities and the two class method of calculating EPS became applicable to the Company. The relevant guidance establishes standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company.  The guidance also requires that earnings applicable to common shareholders for the period, after deduction of preferred stock dividends and accretion charges, be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding.

Diluted EPS is computed using the treasury stock method for stock options, warrants, non-vested restricted stock awards and units, and non-vested performance stock units and the if-converted method for convertible preferred stock, to the extent the effect of the convertible portion on EPS is dilutive. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period.  Diluted EPS is computed by dividing net income (loss) applicable to the Company by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

For the three and six months ended December 26, 2008, the Company reported a net loss applicable to the Company’s common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with relevant accounting guidance for EPS. Although the holders of the convertible preferred stock have a contractual obligation to share in the net income of the Company, the undistributed net income for the three and six months ended December 25, 2009 has not been allocated to the convertible preferred stock holders because doing so would have had an anti-dilutive effect on EPS. Because the effects are anti-dilutive, 7 preferred shares were excluded from the calculation of basic and diluted EPS for the three and six months ended December 25, 2009. The number of outstanding stock options, warrants and non-vested restricted stock awards, stock units and performance stock units excluded from the diluted EPS calculations (as they were anti-dilutive) were 3,302 and 2,876 for the three and six months ended December 25, 2009, and 3,095 and 3,122 for the three and six months ended December 26, 2008, respectively.

The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 25, 2009 and December 26, 2008:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
Net income (loss) applicable to TRC Companies, Inc.	$4,493	$(20,383)	$4,414	$(19,328)
Accretion charges on preferred stock	1,218	—	2,052	—
Net income (loss) applicable to TRC Companies, Inc.’s common shareholders	$3,275	$(20,383)	$2,362	$(19,328)

Weighted average common shares outstanding - basic	19,573	19,262	19,491	19,196
Potentially dilutive common shares:
Restricted stock awards, units and performance units	353	—	297	—
Total diluted common shares	19,926	19,262	19,788	19,196

Basic earnings (loss) per common share	$0.17	$(1.06)	$0.12	$(1.01)
Diluted earnings (loss) per common share	$0.16	$(1.06)	$0.12	$(1.01)

8.                                      Accounts Receivable

The current portion of accounts receivable at December 25, 2009 and June 30, 2009 was comprised of the following:

	December 25,	June 30,
	2009	2009
Billed	$54,460	$62,761
Unbilled	33,575	40,542
Retainage	8,010	6,615
	96,045	109,918
Less allowance for doubtful accounts	9,649	10,015
	$86,396	$99,903

9.                                      Other Accrued Liabilities

At December 25, 2009 and June 30, 2009, other accrued liabilities were comprised of the following:

	December 25,	June 30,
	2009	2009
Contract costs and loss reserves	$25,462	$24,986
Legal costs	7,259	7,511
Lease obligations	3,004	2,421
Audit costs	1,054	1,422
Restructuring reserve	1,198	1,410
Additional purchase price payments	723	723
Other	1,809	3,486
	$40,509	$41,959

10.                               Goodwill and Intangible Assets

In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units utilizing valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach, as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions as well as management judgment. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

During the first quarter of fiscal 2010, the Company made certain changes to its management reporting structure, which resulted in a change in the composition of the Company’s operating segments and to the number of reporting units.  The Company reallocated goodwill to its newly formed reporting units using the relative fair value allocation approach. As a result, there was a reallocation of goodwill in the amount of $6,383 from the energy segment to the environmental segment. The Company had sixteen reporting units as of September 25, 2009 compared to three reporting units as of June 30, 2009. This reallocation, in conjunction with the continued downturn in the Company’s key markets, indicated that a potential impairment may exist. As such, the Company assessed the recoverability of goodwill of $35,119 as of September 25, 2009.  As of September 25, 2009, seven of the reporting units had goodwill.  The other nine reporting units in the Infrastructure segment have no goodwill associated with them due to the impairment charge recorded in fiscal 2009.

In performing the goodwill assessment as of September 25, 2009, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company was 50% discounted cash flows, 30% guideline company approach and 20% guideline transaction approach. When compared to the prior year impairment analysis the Company increased the weighting of the discounted cash flows method by 10% and lowered the weighting of the guideline company approach. This adjustment was primarily made because the Company went from three to 16 reporting units. The smaller reporting units are less comparable to the selected guideline companies. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within the Company’s industry.  At September 25, 2009, the fair value of each of the Company’s reporting units with goodwill exceeded its carrying value and therefore no further analysis was required.

The Company also assessed the recoverability of goodwill of $35,119 as of the end of the second quarter, which is the annual impairment date. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods was the same as September 25, 2009. At December 25, 2009, the fair value of each of the Company’s reporting units with goodwill exceeded its carrying value and therefore no further analysis was required. However, the following reporting units had an estimated fair value that the Company determined, from both a quantitative and qualitative perspective, was not significantly in excess of their carrying value as of December 25, 2009:

			Fair Value in
			Excess of
Reporting Unit	Segment	Goodwill	Carrying Value
Power Delivery	Energy	$16,592	104.0%
Permitting and Resource Management	Environmental	$7,354	104.2%

For each of these reporting units, the revenue growth assumption and discount rate had the most significant influence on the estimation of the reporting unit’s fair value. The revenue growth assumption for Power Delivery was based on current backlog, future business likely to be secured based on current proposal activity and an increase in market demand resulting from the early signs of renewed client interest in large scale capital investments. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of this reporting unit is the level of investments electric utilities will make to upgrade the electric transmission grid over the next several years and the Company’s ability to secure new project awards. These challenging economic conditions could lead to further delays, curtailments or cancellations of proposed and existing projects, thus decreasing the overall demand for the Company’s Power Delivery services and adversely affecting the reporting unit’s results of operations. If future revenue assumptions for our Power Delivery reporting unit decline by approximately 9%, it is likely that the reporting unit would not pass step one and step two could result in a goodwill impairment charge for this reporting unit.

The revenue growth assumption for Permitting and Resource Management (“PRM”) was based on current backlog, recent contract awards and an increase in market demand resulting from an improved general economic outlook for the energy and oil and gas industries. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of this reporting unit is the projected increase in capital spending on oil and gas pipelines, energy exploration and distribution projects, and new electrical generation sources. While recent indications point to a recovery, the Company is currently unable to predict with a high degree of accuracy when spending on large scale investment will return to previous levels. If access to private sources of credit and capital remain constrained for longer than current expectations this could lead to further delays, curtailments or cancellations of proposed and existing projects, thus decreasing the overall demand for the PRM’s services adversely affecting the Company’s results of operations. If future revenue assumptions for our PRM reporting unit decline by approximately 9%, it is likely that the reporting unit would not pass step one and step two could result in a goodwill impairment charge for this reporting unit.

The Company utilized a discount rate of 23% and 16% for the Power Delivery and PRM reporting units, respectively. These discount rates were based upon a build-up of market data from similar companies and are adjusted for uncertainty related to the Company’s ability to achieve its forecasted results.  Holding all other assumptions constant, an increase in the rate used to discount the expected future cash flows of approximately 200 basis points would reduce the fair value for Power Delivery and PRM reporting units sufficiently such that the reporting units would not pass step one and step two could result in a goodwill impairment charge for the reporting unit(s).

Management judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.

The changes in the carrying amount of goodwill for the six months ended December 25, 2009 by operating segment are as follows.

	Energy	Environmental	Infrastructure	Total
Goodwill, July 1, 2009	$26,433	$8,686	$—	$35,119
Reallocation of goodwill	(6,383)	6,383	—	$—
Goodwill, December 25, 2009	$20,050	$15,069	$—	$35,119

Identifiable intangible assets as of December 25, 2009 and June 30, 2009 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 25, 2009			June 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$3,291	$1,522	$1,769	$3,291	$1,401	$1,890
Patent	90	90	—	90	82	8
	3,381	1,612	1,769	3,381	1,483	1,898
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$3,807	$1,612	$2,195	$3,807	$1,483	$2,324

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately twelve years. The weighted-average periods of amortization by intangible asset class is approximately fourteen years for client relationship assets and five years for a patent. The amortization of intangible assets during the three months ended December 25, 2009 and December 26, 2008 was $64 and $115, respectively. The amortization of intangible assets during the six months ended December 25, 2009 and December 26, 2008 was $129 and $230, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2010 - $122; fiscal 2011 - $243; fiscal 2012 - $243; fiscal 2013 - $243; fiscal 2014 - $244 and fiscal 2015 and thereafter - $674.

Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. At December 25, 2009, the Company performed a review of intangible assets while performing the goodwill assessment. The review concluded that the fair value of the Company’s intangible assets exceeded their carrying value, and therefore no impairment existed.

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

Under the Credit Agreement the Company must maintain average monthly backlog of $190,000 and maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from its current expiration on July 17, 2011 to the new expiration date of July 17, 2013. The amendment also changed the EBITDA covenant to $4,200 for the trailing 12 month periods measured at the end of each fiscal quarter in fiscal 2010; and $6,100, $9,200, $10,900 and $12,400, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12,500 for each 12 month period ending each fiscal quarter thereafter. The definition of EBITDA also provides an aggregate allowance for cost reduction efforts, as defined in the Credit Agreement as restructuring charges, in the amount of $3,000 in fiscal 2010 and $1,250 in fiscal 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement.  Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10,600 to $7,500 for fiscal 2010 through fiscal 2012 and $8,500 for fiscal 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20,000.

At December 25, 2009 and June 30, 2009, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4,368 and $6,943 on December 25, 2009 and June 30, 2009, respectively. Funds available to borrow under the Credit Agreement, after consideration of the reserve amount, were $30,632 and $28,057 on December 25, 2009 and June 30, 2009, respectively.

In the third quarter of fiscal 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC (“CAH”) to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bears interest at a fixed rate of 10.0% annually and was scheduled to mature on January 30, 2010. The loan is secured by the CAH property. The proceeds from the loan are being used for the purchase and remediation of the property. CAH is consolidated into the Company’s consolidated financial statements with the other party’s ownership interest recorded as noncontrolling interest.  On January 21, 2010 CAH entered into an agreement to extend the loan maturity by two months to April 1, 2010 to allow further time to complete a planned one year extension of the maturity date.

In July 2009, the Company financed $2,485 of insurance premiums payable in nine equal monthly installments of approximately $280 each, including a finance charge of 2.969%. At December 25, 2009, the balance outstanding was $828.

12.                               Gain on Extinguishment of Debt

In fiscal 2001, the Company made an investment in a privately held energy services contracting company (“Co-Energy LLC”) that specialized in the installation of ground source heat pump systems. Over its history, Co-Energy LLC incurred significant losses.  During December 2009, in connection with the dissolution of Co-Energy LLC, a consolidated entity, the Company was legally released from an aggregate of $1,716 of loans extended to Co-Energy LLC by a party unrelated to the Company. The loans were extinguished because Co-Energy LLC had no assets at the time of dissolution. The lender did not have an equity interest in the Company and received no claims, rights or enhancement as a result of the extinguishment. Consequently, the Company recognized a $1,716 gain on extinguishment of debt in the second quarter of fiscal 2010.

13.                               Income Taxes

The Company determined it to be more likely than not that the deferred tax asset attributable to the future utilization of the net operating loss carryforward will not be realized.  Accordingly, a valuation allowance was recorded to fully reserve for all of the Company’s net deferred tax assets as of September 25, 2009.

The Company recognized a net tax benefit of $4,481 in the three months ending December 25, 2009 primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carryback an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling the Company to carryback its fiscal year 2008 net operating loss for a tax benefit of $2,779, which amount was collected in January 2010, and (ii) the re-assessment of the Company’s uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change (discussed above) which resulted in an income tax benefit of $1,867.

The Company does not expect the amount of unrecognized tax benefits to materially increase within the next twelve months.

The Company is currently under IRS examination for the fiscal years 2003 through 2008.  During the third quarter of fiscal year 2010, the IRS formally assessed the Company certain adjustments related to Exit Strategy projects.  The Company does not agree with these adjustments and plans to appeal the assessments.  If the IRS prevails in its position, the Company’s federal income tax for the fiscal years 2003 through 2008 would result in taxes due of $9,250 (including interest).

14.                               Operating Segments

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

Energy:  The Energy segment provides services to a range of clients including energy companies, utilities, state and federal government, and other commercial entities. The Company’s services include program management, engineer/procure/construct projects, design, and consulting. The Company’s typical projects involve upgrade and new construction for electrical transmission and distribution systems, energy efficiency program design and management, alternative energy development, and design support for natural gas and liquid products pipelines and terminals. This segment also provides these services to support energy savings projects for end users of energy.

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

Infrastructure:  The Infrastructure segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. The Company’s client base is predominantly state and municipal governments as well as selected commercial developers. Primary services include: roadway and surface transportation design; structural design of bridges; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; and geotechnical, mechanical and electrical engineering services. Major markets include the northeast United States, Texas, Louisiana, California and Nevada.

The Company’s CODM is its Chief Executive Officer. The Company’s CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment operating income (loss). The Company utilizes segment revenue and segment operating income (loss) because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company’s CEO evaluates segment revenue and segment operating income (loss) and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company’s overall strategy. The Company’s CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment operating income (loss) includes all operating expenses except the following: costs associated with providing corporate shared services (including depreciation), goodwill and intangible asset write-offs, stock-based compensation and amortization of intangible assets.  Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

The following tables present summarized financial information for the Company’s operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total
Three months ended December 25, 2009:

Gross revenue	$18,286	$48,636	$15,887	$82,809
Net service revenue	14,041	27,134	12,467	53,642
Segment operating income	1,223	5,265	1,670	8,158
Depreciation and amortization	255	732	256	1,243

Three months ended December 26, 2008:
Gross revenue	$34,110	$60,968	$17,683	$112,761
Net service revenue	17,477	30,177	13,096	60,750
Segment operating income	4,301	6,057	1,155	11,513
Depreciation and amortization	266	686	398	1,350

	Energy	Environmental	Infrastructure	Total
Six months ended December 25, 2009:
Gross revenue	$37,181	$95,355	$32,096	$164,632
Net service revenue	28,921	55,643	24,947	109,511
Segment operating income	3,043	11,204	3,102	17,349
Depreciation and amortization	512	1,563	523	2,598

Six months ended December 26, 2008:
Gross revenue	$65,012	$127,127	$36,360	$228,499
Net service revenue	33,781	64,271	27,818	125,870
Segment operating income	7,584	13,546	3,040	24,170
Depreciation and amortization	538	1,447	795	2,780

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
Gross revenue
Gross revenue from reportable segments	$82,809	$112,761	$164,632	$228,499
Reconciling items (1)	(545)	1,108	(11)	363
Total condensed consolidated gross revenue	$82,264	$113,869	$164,621	$228,862

Net service revenue
Net service revenue from reportable segments	$53,642	$60,750	$109,511	$125,870
Reconciling items (1)	598	807	1,689	1,611
Total condensed consolidated net service revenue	$54,240	$61,557	$111,200	$127,481

Income (loss) from operations before taxes and equity in losses
Segment operating income	$8,158	$11,513	$17,349	$24,170
Corporate shared services (2)	(8,529)	(9,195)	(16,310)	(18,619)
Goodwill and intangible asset write-offs	—	(21,438)	—	(21,438)
Stock-based compensation expense	(477)	(758)	(1,063)	(1,388)
Depreciation and amortization	(603)	(509)	(1,198)	(988)
Interest expense	(262)	(846)	(526)	(1,733)
Gain on extinguishment of debt	1,716	—	1,716	—
Total condensed consolidated income (loss) from operations before taxes and equity in losses	$3	$(21,233)	$(32)	$(19,996)

Depreciation and amortization
Depreciation and amortization from reportable segments	$1,243	$1,350	$2,598	$2,780
Reconciling items (1)	603	509	1,198	988
Total condensed consolidated depreciation and amortization	$1,846	$1,859	$3,796	$3,768

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM’s evaluation of segment performance.

(2)

Corporate shared services consists of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

During the second quarter of fiscal 2010, the Company identified certain errors within its segment footnote for the three months ended September 25, 2009.  Specifically, certain line items within the reconciliation of segment operating income to condensed consolidated income (loss) from operations before taxes and equity in losses were misstated.  Accordingly, the reconciliation of segment operating income to condensed consolidated income (loss) from operations before taxes and equity in losses for the six months ended December 25, 2009 has been presented after giving effect to the correction of the error in this reconciliation for the three months ended September 25, 2009.  The errors in this reconciliation presented in the notes to condensed consolidated financial statements did not impact segment revenue or segment operating income, nor did the errors impact the Company’s condensed consolidated statement of operations, balance sheet or cash flows. The Company determined that the effect of these errors were not material to its financial statements and disclosures taken as a whole.

15.                               Legal Matters

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

EFI Global v. Peszek et. al, Cook County Circuit Court, 2007.  The plaintiff originally sued several of its former employees alleging improper solicitation of employees, misuse of confidential information and related claims. The suit seeks injunctive and other equitable relief, an accounting and unspecified damages. The Company was subsequently added as a defendant. This matter has been resolved for an amount that was accrued as of December 25, 2009.

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

Paul Clark v. TRC Environmental Corporation; United States District Court, Western District of Washington, 2009.  A subsidiary of the Company is named as defendant in a Complaint for wrongful termination by a former employee who seeks unspecified damages arising out of his at-will employment with the Company’s subsidiary.  The lawsuit was initially filed in Washington State Superior Court, King County, but it has since been removed to Federal Court.  The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Judy Kroshus et al v. United Sates of America, et al, United States District Court, District of Nevada, 2009.  A subsidiary of the Company and three of its current and former employees have been named as defendants in an action brought by various Plaintiffs who live in or around a residential subdivision that sustained flood damage on or about January 5, 2008.  Plaintiffs allege that the flood was caused by the breach of a nearby canal and that the City of Fernley retained the Company’s subsidiary to provide engineering services, including review and approval of certain residential subdivision plans. Plaintiffs claim that they sustained unspecified personal injuries and that their homes and real property were damaged as a result of the negligence and errors and omission of various defendants including the Company’s subsidiary.  The Company has filed a motion to dismiss Plaintiffs’ claims against the Company’s subsidiary.  The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company’s accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $5,693 at December 25, 2009 and $5,492 at June 30, 2009, respectively. The Company also had insurance recovery receivables related to these accruals of $2,005 and $2,455 at December 25, 2009 and June 30, 2009, respectively. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional accruals relating to those contingencies. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

16.                               Subsequent Events

The Company evaluated its December 25, 2009 financial statements for subsequent events through February 3, 2010, the date the financial statements were issued.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six months Ended December 25, 2009 and December 26, 2008

Beginning with the quarter ended September 28, 2007, we established our quarter end as the last Friday of the quarter. We believe the last Friday of the quarter period reporting is more consistent with our operating cycle, as well as the reporting periods of our industry peers. The three months ended December 25, 2009 is comparable to the same period in the prior year, however, the six months ended December 25, 2009 contains one less day than the same period in the prior year.

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

OVERVIEW

We are a firm that provides engineering, consulting, and construction management services. Our project teams assist our commercial, industrial, and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. We provide our services to commercial organizations and governmental agencies almost entirely in the United States of America.

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

Energy:  The Energy segment provides services to a range of clients including energy companies, utilities, state and federal government, and other commercial entities. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrade and new construction for electrical transmission and distribution systems, energy efficiency program design and management, alternative energy development, and design support for natural gas and liquid products pipelines and terminals. This segment also provides these services to support energy savings projects for end users of energy.

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

Infrastructure:  The Infrastructure segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. Our client base is predominantly state and municipal governments as well as selected commercial developers. Primary services include: roadway and surface transportation design; structural design of bridges; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; and geotechnical, mechanical and electrical engineering services. Major markets include the northeast United States, Texas, Louisiana, California and Nevada.

Our CODM is our Chief Executive Officer. Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment operating income (loss). We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss) and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment operating income (loss) includes all operating expenses except the following: costs associated with providing corporate shared services (including depreciation), goodwill and intangible asset write-offs, stock-based compensation and amortization of intangible assets.  Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole, except as discussed herein. See Note 14 in the condensed consolidated financial statements for additional information regarding operating segments.

The following table presents the approximate percentage of our NSR by operating segment for the three and six months ended December 25, 2009 and December 26, 2008:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
Operating Segment	2009	2008	2009	2008
Energy	26.2%	28.8%	26.4%	26.8%
Environmental	50.6%	49.7%	50.8%	51.1%
Infrastructure	23.2%	21.5%	22.8%	22.1%
	100.0%	100.0%	100.0%	100.0%

Business Trend Analysis

Energy: The utilities in the United States are in the early stages of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and dispatch of renewable sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. Electric utilities throughout the United States will be investing over $50 billion in the performance of this work over the next several years. The current downturn within the US economy has slowed the pace of this investment, yet it does not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency.  ARRA, RGGI (Regional Green House Gas Initiative) and newly established SBC’s (System Benefit Charges) at the state or utility level are significantly expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are actively growing our presence in other geographic regions where demand for services is the highest.

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

Infrastructure: Demand for state, municipal and private services is expected to be flat in fiscal 2010 due to general economic conditions and the lack of a new federal transportation bill and revenue shortfalls at the state and municipal levels. Recent estimates indicate that in excess of $1.5 trillion needs to be invested over the next five years in national infrastructure alone to restore the system to a state of good repair. In

January 2010, the current administration committed $8 billion in federal stimulus to high speed rail. The Senate version of the Jobs Bill also includes $82 billion for infrastructure funding, and the Transportation Reauthorization Act has included several short extensions and $500 billion in long term commitments. The long-term outlook for the infrastructure segment also remains strong due to alternative funding mechanisms (e.g., a proposed National Infrastructure Bank), potential additional economic stimulus initiatives and the continued need to upgrade, replace or repair aging transportation infrastructure.

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

Results of Operations

We reported net income applicable to our common shareholders of $3.3 million and $2.4 million for the three and six months ended December 25, 2009, respectively. The net income applicable to our common shareholders for the six months ended December 25, 2009 is primarily related to a tax benefit of $4.4 million discussed below and a $1.7 million gain on extinguishment of debt which were partially offset by accretion charges on preferred stock of $2.1 million. The preferred stock accretion charges will continue to accrete until the preferred stock converts to common stock in December 2010. We incurred significant net losses applicable to our common shareholders for the fiscal years ended June 30, 2009, 2008 and 2007.

In fiscal 2010, we will continue to focus on improving operating profitability and cash flows from operations, including continuing to enhance controls over cost estimating and project performance to improve overall project execution and reduce contract losses.

Consolidated Results

The following table presents the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three and six months ended December 25, 2009 and December 26, 2008:

	Three Months Ended				Six Months Ended
	Dec. 25,	Dec. 26,	Change		Dec. 25,	Dec. 26,	Change
(Dollars in thousands)	2009	2008	$	%	2009	2008	$	%
Gross revenue	$82,264	$113,869	$(31,605)	(27.8)%	$164,621	$228,862	$(64,241)	(28.1)%
Less subcontractor costs and other direct reimbursable charges	28,024	52,312	(24,288)	(46.4)	53,421	101,381	(47,960)	(47.3)
Net service revenue	54,240	61,557	(7,317)	(11.9)	111,200	127,481	(16,281)	(12.8)
Interest income from contractual arrangements	187	612	(425)	(69.4)	367	1,390	(1,023)	(73.6)
Insurance recoverables and other income	2,643	13,273	(10,630)	(80.1)	5,926	13,562	(7,636)	(56.3)
Cost of services	49,880	62,763	(12,883)	(20.5)	100,760	116,300	(15,540)	(13.4)
General and administrative expenses	6,371	8,895	(2,524)	(28.4)	13,049	17,516	(4,467)	(25.5)
Provision for doubtful accounts	424	874	(450)	(51.5)	1,110	1,674	(564)	(33.7)
Goodwill and intangible asset write-offs	—	21,438	(21,438)	(100.0)	—	21,438	(21,438)	(100.0)
Depreciation and amortization	1,846	1,859	(13)	(0.7)	3,796	3,768	28	0.7
Operating loss	(1,451)	(20,387)	18,936	92.9	(1,222)	(18,263)	17,041	93.3
Interest expense	(262)	(846)	(584)	(69.0)	(526)	(1,733)	(1,207)	(69.6)
Gain on extinguishment of debt	1,716	—	1,716	100.0	1,716	—	1,716	100.0
Federal and state income tax benefit	(4,481)	(850)	3,631	427.2	(4,425)	(668)	3,757	562.4
Equity in losses from unconsolidated affiliates	(28)	—	28	100.0	(43)	—	43	100.0
Net income (loss)	4,456	(20,383)	24,839	121.9	4,350	(19,328)	23,678	122.5
Net loss applicable to noncontrolling interest	(37)	—	37	100.0	(64)	—	64	100.0
Net income (loss) applicable to TRC Companies, Inc.	4,493	(20,383)	24,876	122.0	4,414	(19,328)	23,742	122.8
Accretion charges on preferred stock	1,218	—	1,218	100.0	2,052	—	2,052	100.0
Net income (loss) applicable to TRC Companies, Inc.’s common shareholders	$3,275	$(20,383)	$23,658	116.1%	$2,362	$(19,328)	$21,690	112.2%

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	0.3	1.0	0.3	1.1
Insurance recoverables and other income	4.9	21.6	5.3	10.6

Operating costs and expenses:
Cost of services	92.0	102.0	90.6	91.2
General and administrative expenses	11.7	14.5	11.7	13.7
Provision for doubtful accounts	0.8	1.4	1.0	1.3
Goodwill and intangible asset write-offs	—	34.8	—	16.8
Depreciation and amortization	3.4	3.0	3.4	3.0
	107.9	155.7	106.7	126.0
Operating loss	(2.7)	(33.1)	(1.1)	(14.3)
Interest expense	(0.5)	(1.4)	(0.4)	(1.4)
Gain on extinguishment of debt	3.2	—	1.5	—
Income (loss) from operations before taxes and equity in losses	—	(34.5)	—	(15.7)
Federal and state income tax benefit	(8.3)	(1.4)	(4.0)	(0.5)
Income (loss) from operations before equity in losses	8.3	(33.1)	4.0	(15.2)
Equity in losses from unconsolidated affiliates	(0.1)	—	(0.1)	—
Net income (loss)	8.2	(33.1)	3.9	(15.2)
Net loss applicable to noncontrolling interest	(0.1)	—	(0.1)	—
Net income (loss) applicable to TRC Companies, Inc.	8.3	(33.1)	4.0	(15.2)
Accretion charges on preferred stock	2.3	—	1.9	—
Net income (loss) applicable to
TRC Companies, Inc.’s common shareholders	6.0%	(33.1)%	2.1%	(15.2)%

Three Months Ended December 25, 2009

Gross revenue decreased $31.6 million, or 27.8%, to $82.3 million for the three months ended December 25, 2009 from $113.9 million for the same period in the prior year. The wind-down of a large commercial development Exit Strategy project in our environmental business reduced current quarter gross revenue by approximately $8.0 million compared to the same period in the prior year. In addition, the wind-down of certain large environmental compliance projects reduced current quarter gross revenue by approximately $6.6 million. Current quarter revenue in our energy segment also declined as work associated with three engineer, procure and construct (“EPC”) contracts was lower than the same period last year by approximately $14.5 million. The performance associated with the EPC projects was partially replaced by traditional energy service projects which had lower levels of subcontracting requirements and, therefore, generated less gross revenue.

NSR decreased $7.3 million, or 11.9%, to $54.2 million for the three months ended December 25, 2009 from $61.5 million for the same period in the prior year. The decrease was due primarily to a reduction in our environmental segment related to: (1) current quarter adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $2.7 million; and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $1.5 million. In addition, current quarter revenue in our energy segment declined as work associated with three EPC contracts was lower than the same period last year by approximately $3.5 million.

Interest income from contractual arrangements decreased $0.4 million, or 69.4%, to $0.2 million for the three months ended December 25, 2009 from $0.6 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal 2010 compared to fiscal 2009.

Insurance recoverables and other income decreased $10.6 million, or 80.1%, to $2.6 million for the three months ended December 25, 2009 from $13.2 million for the same period in the prior year. In the second quarter of the fiscal 2009, three Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In the current quarter, we did not have increases to our Exit Strategy costs estimates that were expected to be funded by the project-specific insurance policies to the same extent as the same period in the prior year.

COS decreased $12.9 million, or 20.5%, to $49.9 million for the three months ended December 25, 2009 from $62.8 million for the same period in the prior year. The decrease was primarily related to a $9.3 million decrease in Exit Strategy contract loss reserves.  As discussed above, in the second quarter of fiscal 2009, three Exit Strategy projects had estimated cost increases requiring contract loss reserves. In the current quarter, we did not have cost increases on Exit Strategy projects to the same extent.  The remainder of the current quarter decrease in COS, to a large extent, corresponded to the reduction in NSR.  Specifically, the decrease was related to a $3.5 million decrease in labor and fringe costs and a $0.6 million decrease in bonus costs. As a percentage of NSR, COS was 92.0% and 102.0% for the three months ended December 25, 2009 and December 26, 2008, respectively.

G&A expenses decreased $2.5 million, or 28.4%, to $6.4 million for the three months ended December 25, 2009 from $8.9 million for the same period in the prior year. The decrease was primarily attributable to a $2.0 million decrease in professional fees.  In addition, corporate labor and facility costs decreased $0.4 million due primarily to headcount reductions.

The provision for doubtful accounts decreased $0.5 million, or 51.5% to $0.4 million for the three months ended December 25, 2009 from $0.9 million for the same period in the prior year. The decrease was primarily due to the corresponding decrease in revenue and receivables and the current collection of a receivable that was reserved for in a prior year.

Depreciation and amortization expense decreased $0.01 million, or 0.7%, to $1.85 million for the three months ended December 25, 2009 from $1.86 million for the same period in the prior year.

Interest expense decreased $0.6 million, or 69.0%, to $0.3 million for the three months ended December 25, 2009 from $0.9 million for the same period in the prior year. The decrease was primarily due to the fact that there were no amounts outstanding on our credit facility in the second quarter of fiscal 2010 compared to an average outstanding balance of $24.5 million for the same period in the prior year.  In June 2009, we raised $15.5 million in additional capital through a preferred stock offering, and the proceeds were used to repay outstanding amounts on our credit facility.

In fiscal 2001, we made an investment in a privately held energy services contracting company (“Co-Energy LLC”) that specialized in the installation of ground source heat pump systems. Over its history, Co-Energy LLC incurred significant losses. During December 2009, in connection with the dissolution of Co-Energy LLC, a consolidated entity, we were legally released from an aggregate of $1.7 million of loans extended to Co-Energy LLC by a party unrelated to us. The loans were extinguished because Co-Energy LLC had no assets at the time of dissolution. The lender did not have an equity interest in the Company and received no claims, rights or enhancement as a result of the extinguishment. Consequently, we recognized a $1.7 million gain on extinguishment of debt during the three months ended December 25, 2009.

Federal and state income tax benefit increased $3.6 million to $4.5 million for the three months ended December 25, 2009 from a tax benefit of $0.9 million for the same period in the prior year.  We recognized a net tax benefit of $4.5 million in the three months ending December 25, 2009 primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carryback an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carryback our fiscal year 2008 net operating loss for a tax benefit of $2.8 million, which amount was collected in January 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change which resulted in an income tax benefit of $1.9 million.

Six Months Ended December 25, 2009

Gross revenue decreased $64.2 million, or 28.1%, to $164.6 million for the six months ended December 25, 2009 from $228.8 million for the same period of the prior year. The wind-down of a large commercial development Exit Strategy project in our environmental business reduced gross revenue by approximately $22.7 million compared to the same period in the prior year. In addition, the wind-down of certain large environmental compliance projects reduced current quarter gross revenue by approximately $9.0 million. Gross revenue in our energy segment also declined as work associated with certain EPC contracts was lower than the same period last year by approximately $29.5 million.

NSR decreased $16.3 million, or 12.8%, to $111.2 million for the six months ended December 25, 2009 compared to $127.5 million for the same period of the prior year. The decrease was due primarily to an $8.6 million reduction in our environmental segment related to: (1) adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $4.6 million; and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $2.5 million. In addition, NSR in our energy segment declined as work associated with certain EPC contracts was lower than the same period last year by approximately $4.9 million, and NSR for our infrastructure segment decreased by $2.9 million primarily due to personnel departures resulting from certain actions taken in the second half of fiscal 2009 to eliminate low margin work.

Interest income from contractual arrangements decreased $1.0 million, or 73.6%, to $0.4 million for the six months ended December 25, 2009 from $1.4 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal 2010 compared to fiscal 2009.

Insurance recoverables and other income decreased $7.6 million, or 56.3%, to $5.9 million for the six months ended December 25, 2009 compared to $13.5 million for the same period of the prior year. During the first six months of fiscal 2009, three Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In the first six months of fiscal 2010, we did not have increases to our Exit Strategy costs estimates that were expected to be funded by the project-specific insurance policies to the same extent as the same period in the prior year.

COS decreased $15.5 million, or 13.4%, to $100.8 million for the six months ended December 25, 2009 from $116.3 million for the same period of the prior year. The decrease was primarily related to a $7.4 million decrease in Exit Strategy contract loss reserves.  The remainder of the decrease in COS, to a large extent, corresponded to the reduction in NSR.  Specifically, the decrease was related to a $6.1 million decrease in labor and fringe costs and a $1.1 million decrease in bonus costs. As a percentage of NSR, COS was 90.6% and 91.2% for the six months ended December 25, 2009 and December 26, 2008, respectively.

G&A expenses decreased $4.5 million, or 25.5%, to $13.0 million for the six months ended December 25, 2009 compared to $17.5 million for the same period of the prior year. The decrease was primarily attributable to a $2.7 million decrease in professional fees. In addition, corporate labor and fringe benefit costs decreased $1.1 million due primarily to headcount reductions and one less payroll day compared to the same period in the prior year. The remainder of the decrease was primarily related to year over year cost saving efficiencies as we continually seek to reduce G&A expenses as a percentage of NSR.

The provision for doubtful accounts decreased $0.6 million, or 33.7%, to $1.1 million for the six months ended December 25, 2009 from $1.7 million for the same period of the prior year. The decrease was primarily due to the corresponding decrease in revenue and receivables and the current collection of a receivable that was reserved for in a prior year.

Depreciation and amortization increased $0.03 million, or 0.7%, to $3.80 million for the six months ended December 25, 2009 from $3.77 million for the same period of the prior year.

Interest expense decreased $1.2 million, or 69.6%, to $0.5 million for the six months ended December 25, 2009 from $1.7 million for the same period in the prior year. The decrease was primarily due to the fact that there were no amounts outstanding on our credit facility during the six months ended December 25, 2009 compared to an average outstanding balance of $25.3 million for the same period in the prior year.

In fiscal 2001, we made an investment in a privately held energy services contracting company (“Co-Energy LLC”) that specialized in the installation of ground source heat pump systems. Over its history, Co-Energy LLC incurred significant losses. During December 2009, in connection with the dissolution of Co-Energy LLC, a consolidated entity, we were legally released from an aggregate of $1.7 million of loans extended to Co-Energy LLC by a party unrelated to us. The loans were extinguished because Co-Energy LLC had no assets at the time of dissolution. The lender did not have an equity interest in the Company and received no claims, rights or enhancement as a result of the extinguishment. Consequently, we recognized a $1.7 million gain on extinguishment of debt during the six months ended December 25, 2009.

Federal and state income tax benefit increased $3.7 million to $4.4 million for the six months ended December 25, 2009 from a tax benefit of $0.7 million for the same period in the prior year. We recognized a net tax benefit of $4.4 million in the six months ending December 25, 2009 primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carryback an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carryback our fiscal year 2008 net operating loss for a tax benefit of $2.8 million, which amount was collected in January 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change which resulted in an income tax benefit of $1.9 million.

Additional Information by Reportable Segment

Energy Segment Results

	Three Months Ended				Six Months Ended
	December 25,	December 26,	Change		December 25,	December 26,	Change
	2009	2008	$	%	2009	2008	$	%
Gross revenue	$18,286	$34,110	$(15,824)	(46.4)%	$37,181	$65,012	$(27,831)	(42.8)%
Net service revenue	$14,041	$17,477	$(3,436)	(19.7)%	$28,921	$33,781	$(4,860)	(14.4)%
Segment operating income	$1,223	$4,301	$(3,078)	(71.6)%	$3,043	$7,584	$(4,541)	(59.9)%

For the three and six months ended December 25, 2009, gross revenue decreased $15.8 million, or 46.4%, and $27.8 million, or 42.8%, respectively, compared to the same periods of the prior year. The energy segment experienced a decline in gross revenue in the three and six months ended December 25, 2009, due to a slowdown in electric transmission and distribution spending.  Gross Revenue on certain engineer, procure and construct (“EPC”) contracts for the three and six months ended December 25, 2009 was lower than the same periods last year by approximately $14.5 million and $29.5 million, respectively, as many of our clients have delayed previously scheduled investments in large, multi-year capital projects. The decrease in gross revenue related to delayed EPC contract awards was partially mitigated by an increase in demand for our energy efficiency program management services.

For the three and six months ended December 25, 2009, NSR decreased $3.4 million, or 19.7%, and $4.9 million, or 14.4%, respectively, compared to the same periods of the prior year. The energy segment experienced a decline in NSR in the three and six months ended December 25, 2009, due to a slowdown in electric transmission and distribution spending. In particular, many of our clients have delayed previously scheduled investments in large, multi-year capital projects. Consequently, as several of our major EPC contracts wind down, we are experiencing a decline in NSR.  However, we are seeing the early signs of renewed client interest in large scale capital investments which have historically resulted in EPC contract awards.  The decrease in revenue related to delayed EPC contract awards was partially mitigated by an increase in demand for our energy efficiency program management services.

For the three and six months ended December 25, 2009, segment operating income decreased $3.1 million, or 71.6%, and  $4.5 million, or 59.9%, respectively, compared to the same periods of the prior year. The decline in segment operating income for the three and six months ended December 25, 2009 is primarily related to the decline in NSR. As described above, our clients are delaying large scale capital investments and, alternatively, are focusing on smaller, competitively bid maintenance projects. Increased competition for these smaller maintenance projects resulted in lower segment operating margins and less available work.  For the three and six months ended December 25, 2009, as a percentage of NSR, segment operating margin decreased to 8.7% and 10.5% from 24.6% and 22.5%, respectively, compared to the same periods of the prior year.

Environmental Segment Results

	Three Months Ended				Six Months Ended
	December 25,	December 26,	Change		December 25,	December 26,	Change
	2009	2008	$	%	2009	2008	$	%
Gross revenue	$48,636	$60,968	$(12,332)	(20.2)%	$95,355	$127,127	$(31,772)	(25.0)%
Net service revenue	$27,134	$30,177	$(3,043)	(10.1)%	$55,643	$64,271	$(8,628)	(13.4)%
Segment operating income	$5,265	$6,057	$(792)	(13.1)%	$11,204	$13,546	$(2,342)	(17.3)%

For the three and six months ended December 25, 2009, gross revenue decreased $12.3 million, or 20.2%, and $31.8 million, or 25.0%, respectively, compared to the same periods of the prior year. The wind-down of a large commercial development Exit Strategy project reduced gross revenue by approximately $5.2 million and $19.9 million for the three and six months ended December 25, 2009, respectively, when compared to the same periods last year.  In addition, adjustments to the estimates at completion on certain Exit Strategy contracts reduced gross revenue by approximately $4.0 million and $5.9 million for the three and six months ended December 25, 2009, respectively, when compared to the same periods last year.  We also experienced lower activity in our environmental segment due to the completion of several major compliance projects that experienced high levels of activity in the comparable period in fiscal 2009 when compared to fiscal 2010.

For the three and six months ended December 25, 2009, NSR decreased $3.0 million, or 10.1%, and $8.6 million, or 13.4%, respectively, compared to the same periods of the prior year. The decrease in NSR for the three and six months ended December 25, 2009 was primarily related to (1) adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $2.7 million and $4.6 million, respectively; and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $1.5 million, and $2.5 million, respectively. In addition, we experienced lower activity in our environmental segment due to the completion of several major compliance projects that experienced high levels of activity in the comparable period in fiscal 2009.

For the three and six months ended December 25, 2009, segment operating income decreased $0.8 million, or 13.1%, and $2.3 million, or 17.3%, respectively, compared to the same periods of the prior year. The decrease in segment operating income for the three and six month ended December 25, 2009, was primarily attributable to the adjustments to the estimates at completion on certain Exit Strategy contracts which reduced segment operating income by approximately $1.5 million and $2.5 million, respectively. This decrease was partially mitigated by the receipt of change orders of approximately $0.9 million in the current quarter for which costs were expended in a prior period. For the three and six months ended December 25, 2009, as a percentage of NSR, segment operating margin decreased to 19.4% and 20.1% from 20.1% and 21.1%, respectively, compared to the same periods of the prior year.

Infrastructure Segment Results

	Three Months Ended				Six Months Ended
	December 25,	December 26,	Change		December 25,	December 26,	Change
	2009	2008	$	%	2009	2008	$	%
Gross revenue	$15,887	$17,683	$(1,796)	(10.2)%	$32,096	$36,360	$(4,264)	(11.7)%
Net service revenue	$12,467	$13,096	$(629)	(4.8)%	$24,947	$27,818	$(2,871)	(10.3)%
Segment operating income	$1,670	$1,155	$515	44.6%	$3,102	$3,040	$62	2.0%

For the three and six months ended December 25, 2009, gross revenue decreased $1.8 million, or 10.2%, and $4.3 million, or 11.7%, respectively, compared to the same periods of the prior year. The decrease in gross revenue for our infrastructure segment was primarily due to personnel departures in the second half of fiscal 2009.

For the three and six months ended December 25, 2009, NSR decreased $0.6 million, or 4.8%, and $2.9 million, or 10.3%, respectively, compared to the same periods of the prior year. The decrease in current quarter NSR for our infrastructure segment was primarily due to personnel departures resulting from certain actions taken to limit low margin work in the second half of fiscal 2009.

For the three and six months ended December 25, 2009, segment operating income increased $0.5 million, or 44.6%, and $0.1 million, or 2.0%, respectively, compared to the same periods of the prior year.  Our Infrastructure segment experienced stronger performance for the three and six months ended December 25, 2009, as compared to the same period of the prior year, despite a reduction in the overall volume of business, as we continue to reduce low margin work. For the three and six months ended December 25, 2009, as a percentage of NSR, segment operating margin increased to 13.4% and 12.4% from 8.8% and 10.9%, respectively, compared to the same periods of the prior year.

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

Cash flows used in operating activities were $2.2 million during the six months ended December 25, 2009, compared to $7.0 million of cash provided for the same period in the prior year. Sources of cash used in operating assets and liabilities for the six months ended December 25, 2009 totaled $33.0 million and primarily consisted of the following: (1) an $8.9 million decrease in accounts payable primarily due to the timing of payments to vendors; (2) a $6.9 million decrease in accrued compensation and benefits primarily due to the payment of employee bonuses; (3) a $5.9 million increase in insurance recoverable due to estimated cost increases on certain Exit Strategy projects that will be funded by project-specific insurance policies; (4) a $5.4 million decrease in deferred revenue; and (5) a $4.7 million increase in income taxes primarily due to the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carryback an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carryback our fiscal year 2008 net operating loss for a tax benefit of $2.8 million, which amount was collected in January 2010, and the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change (discussed above) which resulted in an income tax benefit of $1.9 million. Sources of cash used in operating assets and liabilities during the six months ended December 25, 2009 were offset by cash provided by operating assets and liabilities totaling $21.9 million consisting primarily of the following: (1) a $12.4 million decrease in accounts receivable; (2) a $7.8 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; and (3) a $1.7 million decrease in long-term prepaid insurance. In addition, non-cash items during this period resulted in net expenses of $4.5 million. The non-cash expense items of $6.3 million consisted primarily of the following: (1) $3.8 million for depreciation and amortization; (2) $1.1 million for the provision for doubtful accounts; and (3) $1.1 million for stock-based compensation expense.  The non-cash expense items were primarily offset by non-cash income of $1.7 million related to a gain on extinguishment of debt in connection with the dissolution of Co-Energy LLC

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 95 days at December 25, 2009 from 85 days at June 30, 2009 primarily due to the decrease in gross revenue. Our goal is to maintain DSO at less than 90 days.

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

Cash used in investing activities was approximately $1.9 million during the six months ended December 25, 2009, compared to $0.7 million used in the same period in the prior year. Cash used consisted primarily of $1.9 million for property and equipment additions and $0.7 million for earnout payments made on an acquisition, which were primarily offset by $0.7 million from restricted investments.

Cash provided by financing activities was approximately $0.1 million during the six months ended December 25, 2009, compared to $2.0 million used in the same period in the prior year. Cash provided consisted of $2.5 million of borrowings to be repaid in fiscal 2010 which was offset by $2.3 million for payments made on long-term debt and $0.1 million for issuance costs related to convertible preferred stock.

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

Under the Credit Agreement we must maintain average monthly backlog of $190.0 million and maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from its current expiration on July 17, 2011 to the new expiration date of July 17, 2013. The amendment also changed the EBITDA covenant to $4.2 million for the trailing 12 month periods measured at the end of each fiscal quarter in fiscal 2010; and $6.1 million, $9.2 million, $10.9 million and $12.4 million, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The definition of EBITDA also provides an aggregate allowance for cost reduction efforts, as defined in the Credit Agreement as restructuring charges, in the amount of $3.0 million in fiscal 2010 and $1.25 million in fiscal 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement.  Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10.6 million to $7.5 million for fiscal 2010 through fiscal 2012 and $8.5 million for fiscal 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20.0 million.

Consolidated Adjusted EBITDA

Management presents EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner. EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal importance. In addition, our covenants in the Credit Agreement contain ratios based on an

EBITDA measure as further defined in Note 11 to the condensed consolidated financial statements. EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to EBITDA and operating income (loss) for the three, six and trailing twelve month periods ended December 25, 2009 and December 26, 2008, respectively (in thousands):

	December 25, 2009			December 26, 2008
	Three	Six	Trailing	Three	Six	Trailing
	Months	Months	Twelve	Months	Months	Twelve
	Ended	Ended	Months	Ended	Ended	Months
Operating (loss) income	$(1,451)	$(1,222)	$378	$(20,387)	$(18,263)	$(36,922)
Depreciation and amortization	1,846	3,796	7,350	1,859	3,768	7,693
EBITDA	395	2,574	7,728	(18,528)	(14,495)	(29,229)
Goodwill and intangible asset write-offs	—	—	—	21,438	21,438	22,027
Permitted discretionary cost reduction efforts	137	505	2,005	759	1,139	3,889
Consolidated Adjusted EBITDA under the Credit Agreement	$532	$3,079	$9,733	$3,669	$8,082	$(3,313)

At December 25, 2009 and June 30, 2009, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4.4 million and $6.9 million on December 25, 2009 and June 30, 2009, respectively. Funds available to borrow under the Credit Agreement, after consideration of the reserve amount, were $30.6 million and $28.1 million on December 25, 2009 and June 30, 2009, respectively.

In the third quarter of fiscal 2007, we formed a limited liability company, Center Avenue Holdings, LLC (“CAH”) to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH.  CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bears interest at a fixed rate of 10.0% annually and was scheduled to mature January 30, 2010. The loan is secured by the CAH property. The proceeds from the loan are being used for the purchase and remediation of the property. CAH is consolidated into our consolidated financial statements with the other party’s ownership interest recorded as noncontrolling interest.  On January 21, 2010 CAH entered into an agreement to extend the loan maturity by two months to April 1, 2010 to allow further time to complete a planned one year extension of the maturity date.

In July 2009, we financed $2.5 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.969%. At December 25, 2009, the balance outstanding was $0.8 million.

Based on our current operating plans, we believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions resulting in, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Our ability to attract a syndication bank to the credit facility would be more difficult in the near term, especially in light of the current state of the credit markets, because there are fewer financial institutions that have the capacity or willingness to lend.

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

We obtain insurance from insurance companies to cover a portion of our potential risks and liabilities subject to specified policy limits, deductibles or coinsurance. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks. As a result of the recent events in the financial markets, we face additional risks due to the continuing uncertainty and disruption in those markets. Much of our commercial insurance is underwritten by the regulated insurance subsidiaries of Chartis (formerly the American International Group). Chartis has also underwritten almost all of the cost cap and related insurance purchased by Exit Strategy clients which share some specific characteristics that present additional risk. The Exit Strategy related policies all tend to be long term; several are ten years or more. Finally, some policies also serve to satisfy state and federal financial assurance requirements for certain projects. Without these policies, alternative financial assurance arrangements for these projects would need to be arranged. Additionally, most of our Exit Strategy projects require us to perform the work regardless of the availability of insurance, directly exposing us to financial risks without the benefit of insurance.

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

Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the facility’s maturity date. Under its term as amended, the facility matures on July 17, 2013, or earlier at our discretion, upon payment in full of loans and other obligations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As described in more detail in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed on September 25, 2009, the Company identified a material weakness in its internal control over financial reporting during work performed related to Management’s Annual Report on Internal Control over Financial Reporting.  Because the control deficiencies leading to the material weakness were still present as of December 25, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report.  In response to the weakness identified, the Company has taken measurable steps to remediate this condition in fiscal 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management determined the Company did not maintain effective controls over financial reporting with respect to estimating, job costing and revenue recognition. Specifically, there was not (i) a comprehensive project management process to address the completeness, accuracy and timeliness of adjustments to contract value and estimates of cost at completion; and (ii) a system of controls that was adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes, reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized. Management concluded these control deficiencies, in the aggregate, constituted a material weakness in internal control, because there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company believes that these remediation actions represent ongoing improvement measures.  Furthermore, while the Company has taken steps to remediate the material weakness, the effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management evaluation of internal controls over financial reporting that it will perform as of June 30, 2010.

PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings

See Note 15 under Part I, Item 1, Financial Information.

Item 1A.     Risk Factors

No material changes.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

At our Meeting of Shareholders held on November 19, 2009, our shareholders approved the following:

(1) The election of the following directors for a one-year term and until his successor is duly elected and qualified:

Nominee	For	Withheld	Against/Abstain
Christopher P. Vincze	24,401,383	212,797	—
Sherwood L. Boehlert	24,484,777	129,403	—
Friedrich K. M. Bohm	19,224,390	5,389,790	—
F. Thomas Casey	19,237,266	5,376,914	—
Stephen M. Duff	24,393,960	220,220	—
Robert W. Harvey	19,236,138	5,378,042	—
J. Jeffrey McNealey, Esq.	19,209,320	5,404,860	—

(2) The ratification of Deloitte & Touche LLP as the Company’s registered public accountant for the current fiscal year	24,554,785	—	59,395

Item 5.         Other Information

None.

Item 6.          Exhibits

10.11.15           Fifteenth Amendment to Credit Agreement, dated January 19, 2010 by and among the Company, certain of its subsidiaries and Wells Fargo Capital Finance, Inc., incorporated by reference to the Company’s Form 8-K filed on January 22, 2010.

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

TRC COMPANIES, INC.

February 3, 2010	by:	/s/ Thomas W. Bennet, Jr.
Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)