Form 10-Q
period 2010-03-26
TRC COMPANIES INC /DE/
filed 2010-05-05
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

On April 30, 2010 there were 19,605,829 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 26, 2010

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
Gross revenue	$82,101	$97,905	$246,722	$326,767
Less subcontractor costs and other direct reimbursable charges	27,524	34,188	80,945	135,569
Net service revenue	54,577	63,717	165,777	191,198

Interest income from contractual arrangements	108	253	475	1,643
Insurance recoverables and other income	2,999	479	8,925	14,041

Operating costs and expenses:
Cost of services	50,103	53,469	150,863	169,769
General and administrative expenses	6,127	7,318	19,176	24,834
Provision for doubtful accounts	600	942	1,710	2,616
Goodwill and intangible asset write-offs	—	—	—	21,438
Depreciation and amortization	1,251	1,524	5,047	5,292
	58,081	63,253	176,796	223,949
Operating (loss) income	(397)	1,196	(1,619)	(17,067)
Interest expense	(242)	(673)	(768)	(2,406)
Gain on extinguishment of debt	—	—	1,716	—
(Loss) income from operations before taxes and equity in losses	(639)	523	(671)	(19,473)
Federal and state income tax (benefit) provision	(393)	24	(4,818)	(644)
(Loss) income from operations before equity in losses	(246)	499	4,147	(18,829)
Equity in losses from unconsolidated affiliates	(23)	—	(66)	—
Net (loss) income	(269)	499	4,081	(18,829)
Net loss applicable to noncontrolling interest	(28)	—	(92)	—
Net (loss) income applicable to TRC Companies, Inc.	(241)	499	4,173	(18,829)
Accretion charges on preferred stock	1,779	—	3,831	—
Net (loss) income applicable to
TRC Companies, Inc.’s common shareholders	$(2,020)	$499	$342	$(18,829)

Basic (loss) earnings per common share	$(0.10)	$0.03	$0.02	$(0.98)
Diluted (loss) earnings per common share	$(0.10)	$0.03	$0.02	$(0.98)

Weighted-average common shares outstanding:
Basic	19,588	19,344	19,523	19,244
Diluted	19,588	19,359	19,906	19,244

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 26,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,445	$8,469
Accounts receivable, less allowance for doubtful accounts	85,721	99,903
Insurance recoverable - environmental remediation	36,142	27,379
Restricted investments	17,305	28,214
Prepaid expenses and other current assets	14,835	11,032
Income taxes refundable	391	224
Total current assets	155,839	175,221

Property and equipment:	47,696	52,116
Less accumulated depreciation and amortization	35,097	37,075
	12,599	15,041
Goodwill	35,119	35,119
Investments in and advances to unconsolidated affiliates and construction joint ventures	112	119
Long-term restricted investments	51,995	53,295
Long-term prepaid insurance	45,280	47,766
Other assets	10,371	10,335
Total assets	$311,315	$336,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,125	$4,632
Accounts payable	35,424	44,106
Accrued compensation and benefits	21,099	30,029
Deferred revenue	27,181	38,684
Environmental remediation liabilities	641	566
Other accrued liabilities	46,264	41,959
Total current liabilities	134,734	159,976
Non-current liabilities:
Long-term debt, net of current portion	5,875	7,869
Long-term income taxes payable	3,978	6,079
Long-term deferred revenue	103,648	105,008
Long-term environmental remediation liabilities	6,529	7,533
Total liabilities	254,764	286,465
Preferred stock, $.10 par value; 500,000 shares authorized, 7,209 shares issued and outstanding as convertible, liquidation preference of $21,340 and $28,837 as of March 26, 2010 and June 30, 2009, respectively	5,639	1,808
Commitments and contingencies
Shareholders’ equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 19,605,578 and 19,602,096 shares issued and outstanding, respectively, at March 26, 2010, and 19,357,573 and 19,354,091 shares issued and outstanding, respectively, at June 30, 2009	1,961	1,936
Additional paid-in capital	166,139	168,459
Accumulated deficit	(117,261)	(121,434)
Accumulated other comprehensive income (loss)	198	(305)
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity attributable to TRC Companies, Inc.	51,004	48,623
Noncontrolling interest	(92)	—
Total shareholders’ equity	50,912	48,623
Total liabilities and shareholders’ equity	$311,315	$336,896

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	March 26,	March 27,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,081	$(18,829)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash items:
Depreciation and amortization	5,047	5,292
Directors deferred compensation	55	82
Stock-based compensation expense	1,567	1,849
Provision for doubtful accounts	1,710	2,616
Non-cash interest income	83	55
Equity in losses from unconsolidated affiliates and construction joint ventures	164	1,488
Goodwill and intangible asset write-offs	—	21,438
Loss on disposals of assets	182	67
Gain on extinguishment of debt	(1,716)	—
Other non-cash items	(132)	53
Changes in operating assets and liabilities:
Accounts receivable	12,472	13,577
Insurance recoverable - environmental remediation	(8,763)	(13,453)
Income taxes	(2,268)	381
Restricted investments	11,520	27,008
Prepaid expenses and other current assets	(645)	(3,802)
Long-term prepaid insurance	2,486	2,487
Other assets	(52)	(99)
Accounts payable	(9,160)	(12,345)
Accrued compensation and benefits	(9,016)	(2,805)
Deferred revenue	(12,863)	(24,366)
Environmental remediation liabilities	(929)	(1,061)
Other accrued liabilities	2,346	11,084
Net cash (used in) provided by operating activities	(3,831)	10,717

Cash flows from investing activities:
Additions to property and equipment	(2,181)	(2,006)
Restricted investments	1,068	1,153
Acquisition of assets of Blue Wave Ventures, LLC	(100)	—
Earnout payments on acquisition	(656)	—
Proceeds from sale of fixed assets	67	128
Investments in and advances to unconsolidated affiliates	(10)	(9)
Cash paid for land improvements	—	(6)
Net cash used in investing activities	(1,812)	(740)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(10,998)
Payments on long-term debt and other	(3,732)	(104)
Proceeds from long-term debt and other	2,485	—
Payments of issuance costs related to convertible preferred stock	(134)	—
Proceeds from exercise of stock options	—	111
Net cash used in financing activities	(1,381)	(10,991)

Decrease in cash and cash equivalents	(7,024)	(1,014)
Cash and cash equivalents, beginning of period	8,469	1,306
Cash and cash equivalents, end of period	$1,445	$292

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 26, 2010 and March 27, 2009

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

The Company reported a net (loss) income applicable to the Company’s common shareholders of ($2,020) and $342 for the three and nine months ended March 26, 2010, respectively. The net income applicable to the Company’s common shareholders for the nine months ended March 26, 2010 is primarily related to a tax benefit of $4,818 (see Note 13) and a $1,716 gain on extinguishment of debt (see Note 12) which were partially offset by accretion charges on preferred stock of $3,831. The preferred stock accretion charges will continue until the preferred stock converts to common stock in December 2010. The Company incurred significant net losses applicable to the Company’s common shareholders for the fiscal years ended June 30, 2009, 2008 and 2007. During the remainder of fiscal 2010 and continuing into fiscal 2011, the Company will continue to focus on improving operating profitability and cash flows from operations, including continuing to enhance controls over cost estimating and project performance to improve overall project execution and reduce contract losses.

In June 2009, the Company raised additional capital through a preferred stock offering. The Company sold 7 shares of a new Series A Convertible Preferred stock to three existing shareholders and related entities for gross proceeds of $15,500. The proceeds were used to repay outstanding amounts on the Company’s revolving credit facility and for general corporate purposes. As of March 26, 2010, no amounts were outstanding on the Company’s revolving credit facility, and the Company had cash and cash equivalents of $1,445. While the Company has rarely used the credit facility since the preferred stock offering, the Company is dependent on this facility for any short term liquidity needs when available cash and cash equivalents and cash provided by operations are not adequate to support working capital requirements.

Prior to the completion of the preferred stock offering the Company’s revolving credit facility with Wells Fargo Capital Finance (“Wells Fargo”), as lead lender and administrative agent, and Textron Financial Corporation (“Textron”) had an aggregate borrowing capacity of $50,000. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. As a result of Textron’s departure, a $15,000 syndication reserve was placed on the line which effectively reduces the line from $50,000 to $35,000. The reserve is structured such that the borrowing capacity under the facility will be increased if an additional lender is obtained to participate in the facility with Wells Fargo. On January 19, 2010, an amendment to the facility was executed which extended the expiration date of the credit facility by two years from July 17, 2011 to July 17, 2013. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the duration of the credit facility and the foreseeable future.

The condensed consolidated balance sheet at March 26, 2010, the condensed consolidated statements of operations for the three and nine months ended March 26, 2010 and March 27, 2009, and the condensed consolidated statements of cash flows for the nine months ended March 26, 2010 and March 27, 2009 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with

U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2009.

2.                                      New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification ™ (“ASC”) as the sole source of authoritative non-governmental GAAP. The ASC supersedes all non-grandfathered, non-SEC accounting literature but does not change how the Company accounts for transactions or the nature of related disclosures made. Instead, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than individual pronouncements. The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009, and adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor must evaluate existing QSPEs to determine whether they must be consolidated in the reporting entity’s financial statements.  This statement  limits the circumstances in which a financial asset or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The guidance applies prospectively to financial asset transfers occurring in fiscal years beginning after November 15, 2009 which will require the Company to adopt these provisions on July 1, 2010. The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

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

In July 2009, the Company adopted authoritative guidance for business combinations in accordance with ASC 805, “Business Combinations.” The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations but introduced a number of changes, including the way assets and liabilities are valued, recognized and measured as a result of business combinations. ASC 805 requires an acquisition date fair value measurement of assets acquired and liabilities assumed. It also requires the capitalization of in-process research and development at fair value and requires acquisition-related costs to be expensed as incurred. The Company has applied this guidance to business combinations completed since July 1, 2009.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria of ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable.  ASU 2009-13 is effective for the Company’s fiscal year beginning July 1, 2010, and either prospective or retrospective application is permitted. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.”  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  The Company has adopted ASU 2010-01, which became effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis, and the adoption did not have an impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification.” This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company has adopted ASU 2010-02, and the adoption did not have an impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning December 26, 2009, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. There have been no transfers of assets and liabilities, therefore adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, “Technical Corrections to Various Topics.”  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-10, “Consolidation (Topic 810).”  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. ASU 2010-10 is effective for the Company’s fiscal year beginning July 1, 2010, and early application is not permitted. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605).” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The guidance in this ASU applies to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU 2010-17 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010 with early adoption permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.  ASU 2010-17 is effective for the Company’s fiscal year beginning July 1, 2010. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as of March 26, 2010 and June 30, 2009.

Assets Measured at Fair Value on a Recurring Basis as of March 26, 2010

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,850	$—	$—	$3,850
Certificates of deposit	—	2,504	—	2,504
Corporate bonds	—	652	—	652
Money market accounts	1,114	—	—	1,114
U.S. government obligations	221	—	—	221
Total	$5,185	$3,156	$—	$8,341

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,854	$—	$—	$3,854
Certificates of deposit	—	3,012	—	3,012
Corporate bonds	—	627	—	627
Money market accounts	449	—	—	449
U.S. government obligations	447	—	—	447
Total	$4,750	$3,639	$—	$8,389

Liabilities
Warrant obligation	$—	$—	$656	$656
Total	$—	$—	$656	$656

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

A summary of changes in shareholders’ equity for the nine months ended March 26, 2010 is as follows:

	TRC Companies, Inc. Shareholders' Equity
		Additional		Accum. Other			Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Shareholders'
	Stock	Capital	Deficit	Income (Loss)	Stock	Interest	Equity
Balance, July 1, 2009	$1,936	$168,459	$(121,434)	$(305)	$(33)	$—	$48,623
Net income	—	—	342	—	—	(92)	250
Unrealized gains on available for sale securities	—	—	—	503	—	—	503
Accretion charges on preferred stock	—	(3,831)	3,831	—	—	—	—
Issuance of common stock	5	177	—	—	—	—	182
Stock-based compensation	26	1,541	—	—	—	—	1,567
Cancellation of shares for tax withholding	(8)	(260)	—	—	—	—	(268)
Directors' deferred compensation	2	53	—	—	—	—	55
Balance, March 26, 2010	$1,961	$166,139	$(117,261)	$198	$(33)	$(92)	$50,912

A summary of changes in shareholders’ equity for the nine months ended March 27, 2009 is as follows:

	TRC Companies, Inc. Shareholders’ Equity
		Additional		Accum. Other			Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Stock	Interest	Equity
Balance, July 1, 2008	$1,909	$153,259	$(97,526)	$62	$(33)	$—	$57,671
Net loss	—	—	(18,829)	—	—	—	(18,829)
Unrealized losses on available for sale securities	—	—	—	(494)	—	—	(494)
Exercise of stock options	4	107	—	—	—	—	111
Stock-based compensation	20	1,829	—	—	—	—	1,849
Cancellation of shares for tax withholding	(1)	(72)	—	—	—	—	(73)
Directors’ deferred compensation	3	79	—	—	—	—	82
Balance, March 27, 2009	$1,935	$155,202	$(116,355)	$(432)	$(33)	$—	$40,317

5.             Restructuring Reserve

A summary of restructuring reserve activity for the nine months ended March 26, 2010 is as follows:

Facility Closures
Liability balance at July 1, 2009	$1,410
Expense	138
Payments	(512)
Liability balance at March 26, 2010	$1,036

As of March 26, 2010, $1,036 of facility closure costs remain accrued and are expected to be paid over various remaining lease terms through fiscal 2013.

6.             Stock-Based Compensation

At March 26, 2010, the Company had stock-based compensation awards outstanding under the TRC Companies, Inc. Restated Stock Option Plan, and the Amended and Restated 2007 Equity Incentive Plan, collectively, “the Plans.” The Plans were approved by the Company’s shareholders. The Company issues new shares or utilizes treasury shares to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors, however, the Compensation Committee has provided the Chief Executive Officer the authority to grant stock options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards (“RSA’s”), restricted stock units (“RSU’s”) and performance stock units (“PSU’s”).

Stock-Based Compensation

During the three and nine months ended March 26, 2010 and March 27, 2009, the Company recognized compensation expense in cost of services and general and administrative expenses on the condensed consolidated statements of operations with respect to stock options, RSA’s and RSU’s as follows:

	Three Months Ended				Three Months Ended
	March 26, 2010				March 27, 2009
	Stock Options	RSA’s	RSU’s	Total	Stock Options	RSA’s	RSU’s	Total
Cost of services	$77	$88	$40	$205	$138	$94	$—	$232
General and administrative expenses	69	94	136	299	129	94	6	229
Total stock-based compensation	$146	$182	$176	$504	$267	$188	$6	$461

	Nine Months Ended				Nine Months Ended
	March 26, 2010				March 27, 2009
	Stock Options	RSA’s	RSU’s	Total	Stock Options	RSA’s	RSU’s	Total
Cost of services	$282	$335	$80	$697	$446	$292	$—	$738
General and administrative expenses	250	393	227	870	514	297	300	1,111
Total stock-based compensation	$532	$728	$307	$1,567	$960	$589	$300	$1,849

Compensation costs for all stock-based awards are recognized using the ratable single-option method. No net tax benefit was recorded with respect to this expense for the periods presented above as the Company has determined that it is more likely than not that the Company will not realize these deferred tax assets.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The assumptions used to value stock options granted for the three and nine months ended March 26, 2010 and March 27, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
Risk-free interest rate	1.94% - 1.97%	1.42% - 1.66%	1.94% - 1.99%	1.37% - 2.92%
Expected life	4.0 years	4.0 - 4.1 years	4.0 years	4.0 - 4.1 years
Expected volatility	75.3%	69.1% - 71.3%	72.9% - 75.3%	50.3% - 71.3%
Expected dividend yield	None	None	None	None

The approximate weighted-average grant date fair values using the Black-Scholes option pricing model of all stock options granted during the three and nine months ended March 26, 2010 and March 27, 2009 were as follows:

Three Months Ended		Nine Months Ended
March 26,	March 27,	March 26,	March 27,
2010	2009	2010	2009

$1.58	$1.46	$1.93	$1.37

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

A summary of stock option activity for the nine months ended March 26, 2010 under the Plans is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Price	Contractual Life	Value
	Options	Per Share	(in years)	(in thousands)

Outstanding options at July 1, 2009 (1,493 exercisable)	1,953	$11.71	4.7	$71
Granted	7	4.10
Forfeited	(5)	5.10
Expired	(83)	12.33
Outstanding options at September 25, 2009	1,872	$11.68	4.4	$55
Expired	(146)	10.27
Outstanding options at December 25, 2009	1,726	$11.80	4.4	$16
Granted	6	2.77
Expired	(5)	7.91
Outstanding options at March 26, 2010	1,727	$11.77	4.2	$18
Options exercisable at March 26, 2010	1,439	$12.49
Stock options vested and expected to vest at March 26, 2010	1,699	$11.85
Options available for future grants	1,792

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at March 26, 2010 (for outstanding options), less the applicable exercise price. The closing price of the Company’s common stock on the New York Stock Exchange was $2.96 as of March 26, 2010. There were no options exercised during the nine months ended March 26, 2010.

As of March 26, 2010, there was $773 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

Compensation expense for RSA’s granted to employees is recognized ratably over the vesting term, which is generally three or four years. The fair value of the RSA’s is determined based on the closing market price of the Company’s common stock on the grant date. RSA grants totaled 55 and 789 shares at a weighted-average grant date fair value of $2.84 and $2.90 during the nine months ended March 26, 2010 and March 27, 2009, respectively. During the nine months ended March 26, 2010 and March 27, 2009, 231 and 43 shares vested with a fair value of $997 and $483, respectively.

As of March 26, 2010, there was $2,126 of total unrecognized compensation expense related to unvested RSA’s under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.2 years.

A summary of non-vested RSA activity for the nine months ended March 26, 2010 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2009	878	$3.89
Granted	55	2.84
Vested	(231)	4.31
Forfeited	(5)	2.90
Non-vested at March 26, 2010	697	$3.68

Restricted Stock Units

Compensation expense for RSU’s granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of RSU’s is determined based on the closing market price of the Company’s common stock on the grant date. RSU grants totaled 583 shares at a weighted-average grant date fair value of $3.59 for the nine months ended March 26, 2010. In addition 97 shares were granted to the Board of Directors at a weighted-average grant date fair-value of $3.10 which vest in equal increments quarterly over a one year period. During the three and nine months ended March 26, 2010, 24 shares vested with a fair value of $75. For the nine months ended March 27, 2009, 158 shares of RSU’s were granted to Directors at a weighted-average grant date fair value of $1.90.  The RSU’s were considered immediately vested due to provisions of the RSU agreements, and such 158 shares vested with a fair value of $300.

As of March 26, 2010, there was $2,087 of total unrecognized compensation expense related to unvested RSU’s under the Plans, and this expense is expected to be recognized over a weighted-average period of 3.3 years.

A summary of non-vested RSU activity for the nine months ended March 26, 2010 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value

Non-vested at July 1, 2009	—	$—
Granted	680	3.52
Vested	(24)	3.10
Non-vested at March 26, 2010	656	$3.54

Performance Stock Units

Compensation expense for PSU’s granted to employees is recognized if and when the Company concludes that it is probable that the performance condition will be achieved.  The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU’s is determined based on the closing market price of the Company’s common stock on the grant date. During the nine months ended March 26, 2010, the Company granted 583 PSU’s to employees at a weighted-average grant date fair value of $3.59. The PSU’s would vest upon meeting certain financial targets for the fiscal year ending June 30, 2010.

As of March 26, 2010, the Company determined that the vesting of the PSU’s at June 30, 2010 was not probable, and therefore no compensation expense was recorded.

Warrants

During the nine months ended March 26, 2010, warrants to purchase 73 shares of the Company’s common stock were redeemed for cash of $656. The redemption of the warrants was treated as an investing outflow in the condensed consolidated statements of cash flows for the nine months ended March 26, 2010 since the warrants related to a prior acquisition.

7.                                     Earnings per Share

Upon issuance of the convertible preferred stock in June 2009, new accounting guidance defining participating securities and the two class method of calculating EPS became applicable to the Company. The relevant guidance establishes standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company.  The guidance also requires that earnings applicable to common shareholders for the period, after deduction of preferred stock dividends and accretion charges, be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) applicable to the Company’s common shareholders by the weighted-average number of common shares outstanding.

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

For the three months ended March 26, 2010 and the nine months ended March 27, 2009, the Company reported a net loss applicable to the Company’s common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with relevant accounting guidance for EPS. Although the holders of the convertible preferred stock have a contractual obligation to share in the net income of the Company, the undistributed net income for the three and nine months ended March 26, 2010 has not been allocated to the convertible preferred stock holders because doing so would have had an anti-dilutive effect on EPS. Because the effects are anti-dilutive, 7 preferred shares were excluded from the calculation of basic and diluted EPS for the three and nine months ended March 26, 2010. The number of outstanding stock options, warrants and non-vested restricted stock awards, stock units and performance stock units excluded from the diluted EPS calculations (as they were anti-dilutive) were 3,134 and 2,962 for the three and nine months ended March 26, 2010, and 2,948 and 3,064 for the three and nine months ended March 27, 2009, respectively.

The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 26, 2010 and March 27, 2009:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
Net (loss) income applicable to TRC Companies, Inc.	$(241)	$499	$4,173	$(18,829)
Accretion charges on preferred stock	1,779	—	3,831	—
Net (loss) income applicable to TRC Companies, Inc.’s common shareholders	$(2,020)	$499	$342	$(18,829)

Weighted-average common shares outstanding - basic	19,588	19,344	19,523	19,244
Potentially dilutive common shares:
Stock options, RSA’s, RSU’s and PSU’s	—	15	383	—
Total diluted common shares	19,588	19,359	19,906	19,244

Basic (loss) earnings per common share	$(0.10)	$0.03	$0.02	$(0.98)
Diluted (loss) earnings per common share	$(0.10)	$0.03	$0.02	$(0.98)

8.                                     Accounts Receivable

The current portion of accounts receivable at March 26, 2010 and June 30, 2009 was comprised of the following:

	March 26,	June 30,
	2010	2009
Billed	$45,822	$62,761
Unbilled	41,742	40,542
Retainage	8,372	6,615
	95,936	109,918
Less allowance for doubtful accounts	10,215	10,015
	$85,721	$99,903

9.                                     Other Accrued Liabilities

At March 26, 2010 and June 30, 2009, other accrued liabilities were comprised of the following:

	March 26,	June 30,
	2010	2009
Contract costs and loss reserves	$27,628	$24,986
Legal costs	10,942	7,511
Lease obligations	3,001	2,421
Audit costs	1,130	1,422
Restructuring reserve	1,036	1,410
Additional purchase price payments	723	723
Other	1,804	3,486
	$46,264	$41,959

10.                              Goodwill and Intangible Assets

In accordance with ASC 350, “Intangibles — Goodwill and Other”, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units utilizing valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach, as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions as well as management judgment. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

The Company performed a goodwill assessment as of December 26, 2008 and concluded that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $19,346 during the nine months ended March 27, 2009.

During the first quarter of fiscal 2010, the Company made certain changes to its management reporting structure, which resulted in a change in the composition of the Company’s operating segments and to the number of reporting units.  The Company reallocated goodwill to its newly formed reporting units using the relative fair value allocation approach. As a result, there was a reallocation of goodwill in the amount of $6,383 from the energy segment to the environmental segment. The Company had sixteen reporting units as of September 25, 2009 compared to three reporting units as of June 30, 2009. This reallocation, in conjunction with the continued downturn in the Company’s key markets, indicated that a potential impairment may exist. As such, the Company assessed the recoverability of goodwill of $35,119 as of September 25, 2009. As of September 25, 2009, seven of the reporting units had associated goodwill. The remaining nine reporting units, all in the Infrastructure segment, have no goodwill associated with them due to the impairment charge recorded in fiscal 2009.

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

The Company also assessed the recoverability of goodwill of $35,119 as of the end of the second quarter, which is the annual impairment date. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods was the same as at September 25, 2009. At December 25, 2009, the fair value of each of the Company’s reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required. However, the following reporting units had an estimated fair value that the Company determined, from both a quantitative and qualitative perspective, was not significantly in excess of their carrying value as of December 25, 2009:

Reporting Unit	Segment	Goodwill	Fair Value as a Percentage of Carrying Value
Power Delivery	Energy	$16,592	104.0%
Permitting and Resource Management	Environmental	$7,354	104.2%

For each of these reporting units, the revenue growth assumption and discount rate had the most significant influence on the estimation of the reporting unit’s fair value. The revenue growth assumption for Power Delivery was based on current backlog, future business likely to be secured based on current proposal activity and an increase in market demand resulting from the early signs of renewed client interest in large scale capital investments. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of this reporting unit is the level of investments electric utilities will make to upgrade the electric transmission grid over the next several years and the Company’s ability to secure new project awards. These challenging economic conditions could lead to further delays, curtailments or cancellations of proposed and existing projects, thus decreasing the overall demand for the Company’s Power Delivery services and adversely affecting the reporting unit’s results of operations. If future revenue assumptions for our Power Delivery reporting unit decline by approximately 9%, it is likely that the reporting unit would not pass step one, and step two could result in a goodwill impairment charge for this reporting unit.

The revenue growth assumption for Permitting and Resource Management (“PRM”) was based on current backlog, recent contract awards and an increase in market demand resulting from an improved general economic outlook for the energy and oil and gas industries. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of this reporting unit is the projected increase in capital spending on oil and gas pipelines, energy exploration and distribution projects, and new electrical generation sources. While recent indications point to a recovery, the Company is currently unable to predict with a high degree of accuracy when spending on large scale investment will return to previous levels. If access to private sources of credit and capital remain constrained for longer than current expectations this could lead to further delays, curtailments or cancellations of proposed and existing projects, thus decreasing the overall demand for the PRM’s services and adversely affecting the Company’s results of operations. If future revenue assumptions for our PRM reporting unit decline by approximately 10%, it is likely that the reporting unit would not pass step one, and step two could result in a goodwill impairment charge for this reporting unit.

The Company utilized a discount rate of 23% and 16% for the Power Delivery and PRM reporting units, respectively. These discount rates were based upon a build-up of market data from similar companies and are adjusted for uncertainty related to the Company’s ability to achieve its forecasted results.  Holding all other assumptions constant, an increase in the rate used to discount the expected future cash flows of approximately 200 basis points would reduce the fair value for Power Delivery and PRM reporting units sufficiently such that the reporting units would not pass step one, and step two could result in a goodwill impairment charge for the reporting unit(s).

During the three months ended March 26, 2010, the operating results of the Company’s PDE and PRM reporting units were below forecast due to the slower than expected release of previously postponed projects. However, the Company does not believe the cash flow assumptions used in its goodwill analysis were materially affected by the current quarter operating results as project awards and proposal activity continue to ramp up towards expected levels. Management will continue to monitor these reporting units carefully to determine the potential impact during and beyond the 2010 fiscal year.  However, as of March 26, 2010, the Company does not believe there were any events or changes in circumstances that would indicate the fair value of goodwill was reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current quarter.

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

In February 2010, the Company acquired the assets of Blue Wave Ventures, LLC (“Blue Wave”), a consulting firm headquartered in Boston, Massachusetts.  Blue Wave advises brownfield developers and environmental and renewable energy companies in the areas of project management, financing and capital sourcing, regulatory approvals, community and government relations, and business development. This acquisition was made in support of the Company’s strategic growth plan to expand its services and capabilities within the Energy and Environmental markets in which it competes.  Blue Wave is part of the Company’s Environmental segment. The initial purchase price of $200 consisted of cash of $100 payable at closing and $100 on the first anniversary thereof, which was recorded net of imputed interest of $9.  There was no goodwill recorded as a result of this acquisition, however other intangible assets of $189 were recorded.

The changes in the carrying amount of goodwill for the nine months ended March 26, 2010 by operating segment are as follows.

	Energy	Environmental	Infrastructure	Total
Goodwill, July 1, 2009	$26,433	$8,686	$—	$35,119
Reallocation of goodwill	(6,383)	6,383	—	—
Goodwill, March 26, 2010	$20,050	$15,069	$—	$35,119

Identifiable intangible assets as of March 26, 2010 and June 30, 2009 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 26, 2010			June 30, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount

With determinable lives:
Customer relationships	$3,475	$1,593	$1,882	$3,291	$1,401	$1,890
Contract backlog	5	5	—	—	—	—
Patent	90	90	—	90	82	8
	3,570	1,688	1,882	3,381	1,483	1,898
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$3,996	$1,688	$2,308	$3,807	$1,483	$2,324

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately twelve years. The weighted-average periods of amortization by intangible asset class is approximately thirteen years for client relationship assets and five years for a patent. The amortization of intangible assets during the three months ended March 26, 2010 and March 27, 2009 was $76 and $66, respectively. The amortization of intangible assets during the nine months ended March 26, 2010 and March 27, 2009 was $205 and $296, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal 2010 - $76; fiscal 2011 - $305; fiscal 2012 - $305; fiscal 2013 - $279; fiscal 2014 - $243 and fiscal 2015 and thereafter - $674.

Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. During the nine months ended March 27, 2009, the Company recorded a $2,092 impairment charge based on the results of its impairment review of intangible assets. The review concluded that intangible assets relating to certain customer relationships within the infrastructure reporting unit were not fully recoverable due to a decline in the estimated future cash flows related to these assets. At December 25, 2009, the Company performed a review of intangible assets while performing the goodwill assessment. The review concluded that the fair value of the Company’s intangible assets exceeded their carrying value, and therefore no impairment existed. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended March 27, 2010, and therefore intangible assets were not assessed for impairment.

11.                              Long-Term Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”) as the lead lender and administrative agent with Textron Financial Corporation (“Textron”) subsequently participating as an additional lender. The Credit Agreement, as amended, provided the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The

Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement the Company must maintain average monthly backlog of $190,000 and maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $4,200 for the trailing 12 month periods measured at the end of each fiscal quarter in fiscal 2010; and $6,100, $9,200, $10,900 and $12,400, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12,500 for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provides an aggregate allowance for cost reduction efforts, as defined in the Credit Agreement as restructuring charges, in the amount of $3,000 in fiscal 2010 and $1,250 in fiscal 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement.  Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10,600 to $7,500 for fiscal 2010 through fiscal 2012 and $8,500 for fiscal 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20,000.

At March 26, 2010 and June 30, 2009, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3,368 and $6,943 on March 26, 2010 and June 30, 2009, respectively. Based upon the borrowing base formula, the maximum availability was $28,641 and $35,000 on March 26, 2010 and June 30, 2009, respectively. Funds available to borrow under the Credit Agreement, after consideration of the reserve amount, were $25,273 and $28,057 on March 26, 2010 and June 30, 2009, respectively.

In the third quarter of fiscal 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC (“CAH”) to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bears interest at a fixed rate of 10.0% annually and was scheduled to mature on January 30, 2010. The loan is secured by the CAH property and is non-recourse as to the members of CAH. The proceeds from the loan were used to purchase and are currently funding the remediation of the property. CAH is consolidated into the Company’s consolidated financial statements with the other party’s ownership interest recorded as noncontrolling interest.  In January 2010, the CAH loan maturity was extended from January 30, 2010 to April 1, 2010.  The Company is in the process of extending the maturity date of the loan with the lender.  The Company has received a commitment letter from the bank which will reduce the interest rate from 10.0% to 6.5% in return for a principal payment of $500 upon consummation of the extension followed by a second principal payment of $250 in six months and extend the maturity date to April 1, 2011.  In April 2010 the lender informed the Company that the loan is in the process of being extended and is expected to close by the end of May 2010 and that during such timeframe the loan will not be in default for maturity.  The Company expects the loan to close during May 2010.  In the event the loan is not extended the Company will restructure or repay the loan with proceeds from the revolving credit facility.

In July 2009, the Company financed $2,485 of insurance premiums payable in nine equal monthly installments of approximately $280 each, including a finance charge of 2.969%. As of March 26, 2010, the balance has been repaid.

12.                              Gain on Extinguishment of Debt

In fiscal 2001 the Company made an investment in a privately held energy services contracting company (“Co-Energy LLC”) that specialized in the installation of ground source heat pump systems. Over its history, Co-Energy LLC incurred significant losses.  During December 2009, in connection with the dissolution of Co-Energy LLC, a consolidated entity, the Company was legally released from an aggregate of $1,716 of loans extended to Co-Energy LLC by a party unrelated to the Company. The loans were extinguished because Co-Energy LLC had no assets at the time of dissolution. The lender did not have an equity interest in the Company and received no claims, rights or enhancement as a result of the extinguishment. Consequently, the Company recognized a $1,716 gain on extinguishment of debt during the nine months ended March 26, 2010.

13.                              Income Taxes

The Company determined it to be more likely than not that the deferred tax asset attributable to the future utilization of the net operating loss carryforward will not be realized.  A valuation allowance was recorded to fully reserve for all of the Company’s net deferred tax assets during the year ending June 30, 2008.

The Company recorded a tax benefit of $393 and $4,818 for the three and nine months ended March 26, 2010, respectively.  The $4,818 benefit is primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), which allows taxpayers to elect to carry back an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years which enabled the Company to carry back its fiscal year 2008 net operating loss for a tax benefit of $2,779, which amount was collected in January 2010, and (ii) the re-assessment of the Company’s uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change.

The Company does not expect the amount of unrecognized tax benefits to materially increase within the next twelve months.

The Company is currently under IRS examination for the fiscal years 2003 through 2008.  On December 18, 2009, the IRS formally assessed the Company certain adjustments related to Exit Strategy projects.  The Company does not agree with these adjustments and filed an appeal on February 19, 2010. If the IRS prevails in its position, the Company would owe additional federal taxes of $9,384 (including interest) for these periods.

14.                              Operating Segments

During fiscal 2009 the Company’s accounting system was configured to provide revenue and earnings by segment, and the Company initiated reporting to its chief operating decision maker (“CODM”) under three operating segments. Management established these operating segments based upon the type of project, the client and market to which those projects are delivered, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. Effective in the first quarter of fiscal 2010, the Company made certain changes to its operating segments in its continuing efforts to align businesses around markets and customers. Segment information for all periods presented has been reclassified to reflect the new segment structure.  The operating segments are as follows:

Energy:  The Energy segment provides services to a range of clients including energy companies, utilities, other commercial entities and state and federal governments. The Company’s services include program management, engineer/procure/construct projects, design, and consulting. The Company’s typical projects involve upgrade and new construction for electrical transmission and distribution systems, energy efficiency program design and management, alternative energy development, and design support for natural gas and liquid products pipelines and terminals. This segment also provides services to support energy savings projects for end users of energy.

Environmental:  The Environmental segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal and state agencies, and is organized to focus on key areas of demand including: building sciences, air quality measurements and modeling, environmental assessment and remediation including Exit Strategy, capital projects, licensing and permitting, and natural and cultural resource management.

Infrastructure:  The Infrastructure segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. The Company’s client base is predominantly state and municipal governments as well as selected commercial developers. Primary services include: roadway and surface transportation design; structural design of bridges; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; and geotechnical engineering services. Major markets include the northeast United States, Texas, Louisiana and California.

The Company’s CODM is its Chief Executive Officer. The Company’s CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment operating income (loss). The Company utilizes segment revenue and segment operating income (loss) because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company’s CEO evaluates segment revenue and segment operating income (loss) and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company’s overall strategy. The Company’s CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment operating income (loss) includes all operating expenses except the following: costs associated with providing corporate shared services (including depreciation), goodwill and intangible asset write-offs, stock-based compensation and amortization of intangible assets.  Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

The following tables present summarized financial information for the Company’s operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total
Three months ended March 26, 2010:
Gross revenue	$18,041	$51,077	$13,050	$82,168
Net service revenue	14,431	29,202	10,196	53,829
Segment operating income	2,422	4,926	565	7,913
Depreciation and amortization	203	428	200	831

Three months ended March 27, 2009:
Gross revenue	$26,050	$54,786	$16,513	$97,349
Net service revenue	16,131	34,144	12,682	62,957
Segment operating income	2,934	6,785	1,492	11,211
Depreciation and amortization	229	586	307	1,122

	Energy	Environmental	Infrastructure	Total
Nine months ended March 26, 2010:
Gross revenue	$55,222	$146,432	$45,146	$246,800
Net service revenue	43,352	84,845	35,143	163,340
Segment operating income	5,465	16,130	3,667	25,262
Depreciation and amortization	715	1,991	723	3,429

Nine months ended March 27, 2009:
Gross revenue	$91,062	$181,913	$52,873	$325,848
Net service revenue	49,912	98,415	40,500	188,827
Segment operating income	10,518	20,331	4,532	35,381
Depreciation and amortization	767	2,033	1,102	3,902

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
Gross revenue
Gross revenue from reportable segments	$82,168	$97,349	$246,800	$325,848
Reconciling items (1)	(67)	556	(78)	919
Total condensed consolidated gross revenue	$82,101	$97,905	$246,722	$326,767

Net service revenue
Net service revenue from reportable segments	$53,829	$62,957	$163,340	$188,827
Reconciling items (1)	748	760	2,437	2,371
Total condensed consolidated net service revenue	$54,577	$63,717	$165,777	$191,198

(Loss) income from operations before taxes and equity in losses
Segment operating income	$7,913	$11,211	$25,262	$35,381
Corporate shared services (2)	(7,386)	(9,151)	(23,696)	(27,771)
Goodwill and intangible asset write-offs	—	—	—	(21,438)
Stock-based compensation expense	(504)	(461)	(1,567)	(1,849)
Unallocated depreciation and amortization	(420)	(402)	(1,618)	(1,390)
Interest expense	(242)	(674)	(768)	(2,406)
Gain on extinguishment of debt	—	—	1,716	—
Total condensed consolidated (loss) income from operations before taxes and equity in losses	$(639)	$523	$(671)	$(19,473)

Depreciation and amortization
Depreciation and amortization from reportable segments	$831	$1,122	$3,429	$3,902
Unallocated depreciation and amortization	420	402	1,618	1,390
Total condensed consolidated depreciation and amortization	$1,251	$1,524	$5,047	$5,292

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

During the second quarter of fiscal 2010 the Company identified certain errors within its segment footnote for the three months ended September 25, 2009.  Specifically, certain line items within the reconciliation of segment operating income to condensed consolidated income (loss) from operations before taxes and equity in losses were misstated. Accordingly, the reconciliation of segment operating income to condensed consolidated income (loss) from operations before taxes and equity in losses for the nine months ended March 26, 2010 has been presented after giving effect to the correction of the error in this reconciliation for the three months ended September 25, 2009. The errors in this reconciliation presented in the notes to condensed consolidated financial statements did not impact segment revenue or segment operating income, nor did the errors impact the Company’s condensed consolidated statement of operations, balance sheet or cash flows. The Company determined that the effect of these errors was not material to its financial statements and disclosures taken as a whole.

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

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.  A former landlord of a subsidiary of the Company has sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. In an August 2009 summary judgment motion the plaintiff claimed damages of approximately $5,000. The Company believes that it has meritorious defenses, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez  and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.  While returning from a jobsite in a Company vehicle, two employees of a subsidiary of the Company were involved in a serious motor vehicle accident. Although the Company’s employees were not seriously injured, three individuals were killed and another two injured.  Suits were filed against the Company and the driver of the subsidiary’s vehicle seeking damages for wrongful death and personal injury. A settlement has been reached in the wrongful death cases which is covered by insurance.  The two remaining personal injury actions are presently scheduled for trial in November 2010.  The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Roy Roberson v. TRC Solutions, Inc., TRC Companies, Inc., et.al., California Superior Court, Orange County, 2007.  The Company, a subsidiary, two former employees and one current employee were named as defendants in a lawsuit brought by a former employee who was seeking damages that allegedly arose out of his employment with the Company. A settlement was reached in this case which is covered by insurance.

SPPI - Somersville, Inc. v.  TRC Companies, Inc. et. al.; West Coast Home Builders v. Ashland et. al., United States District Court, Northern District of California, 2004.  Neighboring landowners alleged property damage from a landfill site where the Company performed remediation work pursuant to an Exit Strategy contract. A settlement has been reached in these cases which is covered by insurance.

Harper Construction Company, Inc. v. TRC Environmental Corporation, United States District Court, Western District of Oklahoma, 2008.  A subsidiary of the Company was a subcontractor on a project for the design and construction of an HVAC system at two instructional facilities at Fort Sill, Oklahoma. The prime contractor on those projects alleged breach of the subcontracts and was seeking damages for additional costs and expenses related to completion of the subcontract work. This matter has been resolved for an amount that was accrued as of March 26, 2010.

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

U.S. Real Estate Limited Partnership, LP v. Lauth Group, Inc. et al., California Supreme Court, Solano County, 2009.  A subsidiary of the Company has been named as a cross-defendant (along with a number of other parties) by the general contractor who was sued in the underlying action by the owner of the subject property.  The plaintiff alleges design and construction defects concerning a distribution warehouse and seeks approximately $11,000 in damages from the general contractor to repair and/or replace the facility.  However, the claims by the general contractor against the Company’s subsidiary, which performed geotechnical engineering services, are limited to a relatively small portion of the project related to the exterior concrete roadway.  Moreover, the general contractor apportions 10% of the alleged exterior roadway repair cost to the Company’s subsidiary in the estimated amount of $325.  The case is scheduled for trial in May 2010.  The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company records actual or potential litigation-related losses in accordance with ASC 450, “Contingencies.” At March 26, 2010 and June 30, 2009, the Company had recorded $8,949 and $5,492, respectively, of reserves in the Company’s financial statements for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved, the principal of which are described above. The Company also has insurance recovery receivables related to the aforementioned litigation-related reserves of $5,913 and $2,455 at March 26, 2010 and June 30, 2009, respectively.

The Company periodically adjusts the amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available.  The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $10,400, of which $5,600 would be covered by insurance.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine months Ended March 26, 2010 and March 27, 2009

Beginning with the quarter ended September 28, 2007, we established our quarter end as the last Friday of the quarter. We believe the last Friday of the quarter period reporting is more consistent with our operating cycle, as well as the reporting periods of our industry peers. The three months ended March 26, 2010 is comparable to the same period in the prior year, however, the nine months ended March 26, 2010 contains one less day than the same period in the prior year.

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

OVERVIEW

We are a firm that provides engineering, consulting, and construction management services. Our project teams assist our commercial, industrial and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. We provide our services to commercial organizations and governmental agencies almost entirely in the United States of America.

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

In the course of providing our services, we routinely subcontract services. Generally these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue (“NSR”), which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

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

Management of Operating Segments

During fiscal 2009 our accounting system was configured to provide revenue and earnings by segment, and we initiated reporting to our chief operating decision maker (“CODM”) under three operating segments. Management established these operating segments based upon the type of project, the client and market to which those projects are delivered, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. Effective in the first quarter of fiscal 2010, we made certain changes to our operating segments in our continuing efforts to align businesses around markets and customers. Segment information for all periods presented has been reclassified to reflect the new segment structure.  The operating segments are as follows:

Energy:  The Energy segment provides services to a range of clients including energy companies, utilities, other commercial entities and state and federal governments. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrade and new construction for electrical transmission and distribution systems, energy efficiency program design and management, alternative energy development, and design support for natural gas and liquid products pipelines and terminals. This segment also provides services to support energy savings projects for end users of energy.

Environmental:  The Environmental segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal and state agencies, and is organized to focus on key areas of demand including: building sciences, air quality measurements and modeling, environmental assessment and remediation including Exit Strategy, capital projects, licensing and permitting, and natural and cultural resource management.

Infrastructure:  The Infrastructure segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. Our client base is predominantly state and municipal governments as well as selected commercial developers. Primary services include: roadway and surface transportation design; structural design of bridges; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; and geotechnical engineering services. Major markets include the northeast United States, Texas, Louisiana and California.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 26, 2010 and March 27, 2009:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
Operating Segment	2010	2009	2010	2009
Energy	26.8%	25.6%	26.5%	26.4%
Environmental	54.2%	54.2%	52.0%	52.1%
Infrastructure	19.0%	20.2%	21.5%	21.5%
	100.0%	100.0%	100.0%	100.0%

Business Trend Analysis

Energy: The utilities in the United States are in the early stages of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and dispatch of renewable sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. Electric utilities throughout the United States will be investing over $50 billion in the performance of this work over the next several years. The current downturn within the US economy has slowed the pace of this investment, yet it does not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency.  ARRA (American Recovery and Reinvestment Act), RGGI (Regional Green House Gas Initiative) and newly established SBC’s (System Benefit Charges) at the state or utility level are significantly expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are actively growing our presence in the Texas and California markets where demand for services is the highest.

Environmental: Market demand for environmental services has for the first time in several years diminished in the aggregate.  The general economic decline served to temporarily halt the long term pattern of growth historically enjoyed by this segment.  Nonetheless, the fundamental drivers for environmental services remain in place. A rapidly evolving regulatory compliance arena (more recently focused upon climate change issues and clean power usage and development), the continuing need to support the transactional character of our nation’s economy (more recently focused upon merger/acquisition/divestiture activity, and private capital placement), and the persistent attention being paid to the enhancement of our aging infrastructure (particularly in the transportation and energy segments) all remain as critical drivers for environmental services.  To foster economic activity in these key areas, the federal government enacted the American Resource and Recovery Act of 2009. It is believed that the industry will recover and that historical long term growth rates will be achievable in the near future.

Infrastructure: Demand for state, municipal and private services is expected to continue to be flat for the balance of fiscal 2010 due to general economic conditions and the lack of a new federal transportation bill and revenue shortfalls at the state and municipal levels. Recent estimates indicate that in excess of $1.5 trillion needs to be invested over the next five years in national infrastructure alone to restore the system to a state of good repair. In January 2010, the current administration committed $8 billion in federal stimulus to high speed rail. The Senate version of the Jobs Bill passed in mid March 2010 included $15 billion for infrastructure funding (plus a $20 billion Highway Trust Fund Transfer to maintain Federal Obligations through 2010), and the Transportation Reauthorization Act has included several short extensions and $500 billion in long term commitments. The long-term outlook for the infrastructure segment also remains strong due to alternative funding mechanisms (e.g., a proposed National Infrastructure Bank); the continued attractiveness of Public Private Partnerships (aka “3P”); potential additional economic stimulus initiatives; and the continued need to upgrade, replace or repair aging transportation infrastructure.

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

Results of Operations

We reported a net (loss) income applicable to our common shareholders of ($2.0) million and $0.3 million for the three and nine months ended March 26, 2010, respectively. The net income applicable to our common shareholders for the nine months ended March 26, 2010 is primarily related to a tax benefit of $4.8 million (see Note 13) and a $1.7 million gain on extinguishment of debt (see Note 12) which were partially offset by accretion charges on preferred stock of $3.8 million. The preferred stock accretion charges will continue until the preferred stock converts to common stock in December 2010. We incurred significant net losses applicable to our common shareholders for the fiscal years ended June 30, 2009, 2008 and 2007. During the remainder of fiscal 2010 and continuing into fiscal 2011, we will continue to focus on improving operating profitability and cash flows from operations, including continuing to enhance controls over cost estimating and project performance to improve overall project execution and reduce contract losses.

Consolidated Results

The following table presents the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three and nine months ended March 26, 2010 and March 27, 2009:

	Three Months Ended				Nine Months Ended
	Mar. 26,	Mar. 27,	Change		Mar. 26,	Mar. 27,	Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Gross revenue	$82,101	$97,905	$(15,804)	(16.1)%	$246,722	$326,767	$(80,045)	(24.5)%
Less subcontractor costs and other direct reimbursable charges	27,524	34,188	(6,664)	(19.5)	80,945	135,569	(54,624)	(40.3)
Net service revenue	54,577	63,717	(9,140)	(14.3)	165,777	191,198	(25,421)	(13.3)
Interest income from contractual arrangements	108	253	(145)	(57.3)	475	1,643	(1,168)	(71.1)
Insurance recoverables and other income	2,999	479	2,520	526.1	8,925	14,041	(5,116)	(36.4)
Cost of services	50,103	53,469	(3,366)	(6.3)	150,863	169,769	(18,906)	(11.1)
General and administrative expenses	6,127	7,318	(1,191)	(16.3)	19,176	24,834	(5,658)	(22.8)
Provision for doubtful accounts	600	942	(342)	(36.3)	1,710	2,616	(906)	(34.6)
Goodwill and intangible asset write-offs	—	—	—	—	—	21,438	(21,438)	(100.0)
Depreciation and amortization	1,251	1,524	(273)	(17.9)	5,047	5,292	(245)	(4.6)
Operating (loss) income	(397)	1,196	(1,593)	(133.2)	(1,619)	(17,067)	15,448	90.5
Interest expense	(242)	(673)	(431)	(64.0)	(768)	(2,406)	(1,638)	(68.1)
Gain on extinguishment of debt	—	—	—	—	1,716	—	1,716	100.0
(Loss) income from operations before taxes and equity in losses	(639)	523	(1,162)	(222.2)	(671)	(19,473)	18,802	96.6
Federal and state income tax (benefit) provision	(393)	24	(417)	(1,737.5)	(4,818)	(644)	(4,174)	(648.1)
(Loss) income from operations before equity in losses	(246)	499	(745)	(149.3)	4,147	(18,829)	22,976	122.0
Equity in losses from unconsolidated affiliates	(23)	—	(23)	(100.0)	(66)	—	(66)	(100.0)
Net (loss) income	(269)	499	(768)	(153.9)	4,081	(18,829)	22,910	121.7
Net loss applicable to noncontrolling interest	(28)	—	(28)	(100.0)	(92)	—	(92)	(100.0)
Net (loss) income applicable to TRC Companies, Inc.	(241)	499	(740)	(148.3)	4,173	(18,829)	23,002	122.2
Accretion charges on preferred stock	1,779	—	1,779	100.0	3,831	—	3,831	100.0
Net (loss) income applicable to TRC Companies, Inc.’s common shareholders	$(2,020)	$499	$(2,519)	(504.8)%	$342	$(18,829)	$19,171	101.8%

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and nine months ended March 26, 2010 and March 27, 2009:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2010	2009	2010	2009
Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	0.2	0.4	0.3	0.9
Insurance recoverables and other income	5.5	0.8	5.4	7.3

Operating costs and expenses:
Cost of services	91.8	83.9	91.0	88.8
General and administrative expenses	11.2	11.5	11.6	13.0
Provision for doubtful accounts	1.1	1.5	1.0	1.3
Goodwill and intangible asset write-offs	—	—	—	11.2
Depreciation and amortization	2.3	2.4	3.0	2.8
	106.4	99.3	106.6	117.1
Operating (loss) income	(0.7)	1.9	(0.9)	(8.9)
Interest expense	(0.5)	(1.1)	(0.5)	(1.2)
Gain on extinguishment of debt	—	—	1.0	—
(Loss) income from operations before taxes and equity in losses	(1.2)	0.8	(0.4)	(10.1)
Federal and state income tax benefit	(0.7)	—	(2.9)	(0.3)
(Loss) income from operations before equity in losses	(0.5)	0.8	2.5	(9.8)
Equity in losses from unconsolidated affiliates	—	—	—	—
Net (loss) income	(0.5)	0.8	2.5	(9.8)
Net loss applicable to noncontrolling interest	(0.1)	—	—	—
Net (loss) income applicable to TRC Companies, Inc.	(0.4)	0.8	2.5	(9.8)
Accretion charges on preferred stock	3.3	—	2.3	—
Net (loss) income applicable to TRC Companies, Inc.’s common shareholders	(3.7)%	0.8%	0.2%	(9.8)%

Three Months Ended March 26, 2010

Gross revenue decreased $15.8 million, or 16.1%, to $82.1 million for the three months ended March 26, 2010 from $97.9 million for the same period in the prior year. Current quarter revenue in our energy segment declined as work associated with engineer, procure and construct (“EPC”) contracts was lower than the same period last year by approximately $11.1 million. The wind-down of a large transportation design project in our infrastructure segment also reduced current quarter gross revenue by approximately $1.8 million compared to the same period in the prior year. In addition, the reduction of large environmental compliance projects in our environmental segment reduced current quarter gross revenue by approximately $4.2 million.

NSR decreased $9.1 million, or 14.3%, to $54.6 million for the three months ended March 26, 2010 from $63.7 million for the same period in the prior year. The decrease was due primarily to a reduction in our environmental segment related to: (1) a decline in work associated with environmental compliance projects which reduced NSR by approximately $1.7 million; and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $1.6 million. NSR within our infrastructure segment decreased by $2.5 million primarily due to: (1) personnel departures resulting from certain actions taken to eliminate low margin work; and (2) the wind-down of a large transportation design project.  In addition, current quarter revenue in our energy segment declined as work associated with EPC contracts was lower than the same period last year by approximately $4.2 million.

Interest income from contractual arrangements decreased $0.2 million, or 57.3%, to $0.1 million for the three months ended March 26, 2010 from $0.3 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal 2010 compared to fiscal 2009.

Insurance recoverables and other income increased $2.5 million, or 526.1%, to $3.0 million for the three months ended March 26, 2010 from $0.5 million for the same period in the prior year. During the third quarter of fiscal 2010, an Exit Strategy project had an estimated cost increase which is not expected to be funded by the project-specific restricted investment and, therefore, will be funded by the project-specific insurance policy procured at project inception to cover, among other things, cost overruns. In the third quarter of fiscal 2009, we did not have increases to our Exit Strategy cost estimates that were expected to be funded by the project-specific insurance policies to the same extent as the current fiscal quarter.

COS decreased $3.4 million, or 6.3%, to $50.1 million for the three months ended March 26, 2010 from $53.5 million for the same period in the prior year. The current quarter decrease in COS, to a large extent, corresponded to the reduction in NSR.  Specifically, the decrease was related to a $4.8 million decrease in labor and fringe costs and a $0.7 million decrease in bonus expense. The decrease was partially offset by a $2.1 million increase in Exit Strategy contract loss reserves.  As discussed above, in the current quarter, an Exit Strategy project had estimated cost increases requiring a contract loss reserve. In the same period of the prior year, we did not have cost increases on Exit Strategy projects to the same extent.  As a percentage of NSR, COS was 91.8% and 83.9% for the three months ended March 26, 2010 and March 27, 2009, respectively.

G&A expenses decreased $1.2 million, or 16.3%, to $6.1 million for the three months ended March 26, 2010 from $7.3 million for the same period in the prior year. The decrease was primarily attributable to a $1.5 million decrease in legal and accounting fees.

The provision for doubtful accounts decreased $0.3 million, or 36.3% to $0.6 million for the three months ended March 26, 2010 from $0.9 million for the same period in the prior year. The decrease was primarily due to the corresponding decrease in revenue and receivables.

Depreciation and amortization expense decreased $0.3 million, or 17.9%, to $1.3 million for the three months ended March 26, 2010 from $1.5 million for the same period in the prior year. The decrease in depreciation expense was principally related to technology equipment becoming fully depreciated since the same period in the prior year. Capital expenditures were significantly higher in prior years, principally due to a higher number of offices.

Interest expense decreased $0.4 million, or 64.0%, to $0.3 million for the three months ended March 26, 2010 from $0.7 million for the same period in the prior year. The decrease was primarily due to the fact that the average outstanding balance on our credit facility in the third quarter of fiscal 2010 was zero compared to an average outstanding balance of $20.5 million for the same period in the prior year.  In June 2009, we raised $15.5 million in additional capital through a preferred stock offering, and the proceeds were used to repay outstanding amounts on our credit facility.

The federal and state income tax benefit was $0.4 million for the three months ended March 26, 2010 compared to a tax provision of $0.02 million for the same period in the prior year primarily due to the re-assessment of our uncertain tax positions on the Exit Strategy account receivables and deferred revenue balances.

Nine Months Ended March 26, 2010

Gross revenue decreased $80.1 million, or 24.5%, to $246.7 million for the nine months ended March 26, 2010 from $326.8 million for the same period of the prior year. Current year revenue in our environmental business decreased $35.5 million due primarily to the wind-down of a large commercial development Exit Strategy project and the completion of several large environmental compliance projects. Gross revenue in our energy segment also declined as work associated with certain EPC contracts was lower than the same period last year by approximately $35.5 million. The remainder of the decrease was primarily attributable to the wind-down of a large transportation design project in our infrastructure business.

NSR decreased $25.4 million, or 13.3%, to $165.8 million for the nine months ended March 26, 2010 compared to $191.2 million for the same period of the prior year. The decrease was due primarily to an $13.6 million reduction in our environmental segment related to: (1) the completion of several large environmental compliance contracts which reduced NSR by approximately $5.4 million; and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $3.7 million. In addition, NSR in our energy segment declined as work associated with certain EPC contracts was lower than the same period last year by approximately $8.4 million, and NSR for our infrastructure segment decreased by $5.4 million primarily due to:  (1) personnel departures resulting from certain actions taken to eliminate low margin work and (2) the wind-down of a large transportation design project in our infrastructure business.

Interest income from contractual arrangements decreased $1.1 million, or 71.1%, to $0.5 million for the nine months ended March 26, 2010 from $1.6 million for the same period of the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal 2010 compared to fiscal 2009.

Insurance recoverables and other income decreased $5.1 million, or 36.4%, to $8.9 million for the nine months ended March 26, 2010 compared to $14.0 million for the same period of the prior year. During the first nine months of fiscal 2009, three Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In the first nine months of fiscal 2010, we did not have increases to our Exit Strategy cost estimates that were expected to be funded by the project-specific insurance policies to the same extent as the same period in the prior year.

COS decreased $18.9 million, or 11.1%, to $150.9 million for the nine months ended March 26, 2010 from $169.8 million for the same period of the prior year. The decrease was related, in part, to a $5.3 million decrease in Exit Strategy contract loss reserves.  The remainder of the decrease in COS, to a large extent, corresponded to the reduction in NSR.  Specifically, the decrease was related to a $10.8 million decrease in labor and fringe costs and a $1.5 million decrease in bonus expense. As a percentage of NSR, COS was 91.0% and 88.8% for the nine months ended March 26, 2010 and March 27, 2009, respectively.

G&A expenses decreased $5.6 million, or 22.8%, to $19.2 million for the nine months ended March 26, 2010 compared to $24.8 million for the same period of the prior year. The decrease was primarily attributable to a $4.1 million decrease in legal and accounting fees. In addition, corporate salary expense, bonus expense and fringe benefit costs decreased $1.6 million due primarily to headcount reductions and one less payroll day compared to the same period in the prior year.

The provision for doubtful accounts decreased $0.9 million, or 34.6%, to $1.7 million for the nine months ended March 26, 2010 from $2.6 million for the same period of the prior year. The decrease was primarily due to the corresponding decrease in revenue and receivables and the collection of a receivable in the current year that was reserved for in a prior year.

We assessed the recoverability of goodwill as of the end of the first and second quarters of fiscal 2010. In performing the goodwill assessments, we utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The fair value of each of the Company’s reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required. During the nine months ended March 27, 2009, an impairment charge of $19.3 million was recorded to write down the carrying value of goodwill, and an impairment charge of $2.1 million was recorded related to certain customer relationships intangible assets.

Depreciation and amortization decreased $0.2 million, or 4.6%, to $5.0 million for the nine months ended March 26, 2010 from $5.3 million for the same period of the prior year. The decrease in depreciation expense was principally related to technology equipment becoming fully depreciated since the same period in the prior year. Capital expenditures were significantly higher in prior years, principally due to a higher number of offices.

Interest expense decreased $1.6 million, or 68.1%, to $0.8 million for the nine months ended March 26, 2010 from $2.4 million for the same period in the prior year. The decrease was primarily due to the fact that the average outstanding balance on our credit facility during the nine months ended March 26, 2010 was zero compared to an average outstanding balance of $23.0 million for the same period in the prior year.

In fiscal 2001 we made an investment in a privately held energy services contracting company (“Co-Energy LLC”) that specialized in the installation of ground source heat pump systems. Over its history, Co-Energy LLC incurred significant losses. During December 2009, in connection with the dissolution of Co-Energy LLC, a consolidated entity, we were legally released from an aggregate of $1.7 million of loans extended to Co-Energy LLC by a party unrelated to us. The loans were extinguished because Co-Energy LLC had no assets at the time of dissolution. The lender did not have an equity interest in us and received no claims, rights or enhancement as a result of the extinguishment. Consequently, we recognized a $1.7 million gain on extinguishment of debt during the nine months ended March 26, 2010.

Federal and state income tax benefit increased $4.2 million to $4.8 million for the nine months ended March 26, 2010 from a tax benefit of $0.6 million for the same period in the prior year. We recognized a net tax benefit of $4.8 million in the nine months ending March 26, 2010 primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry back an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carry back our fiscal year 2008 net operating loss for a tax benefit of $2.8 million, which amount was collected in January 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change which resulted in an income tax benefit of $2.1 million.

Additional Information by Reportable Segment

Energy Segment Results

	Three Months Ended				Nine Months Ended
	March 26,	March 27,	Change		March 26,	March 27,	Change
	2010	2009	$	%	2010	2009	$	%
Gross revenue	$18,041	$26,050	$(8,009)	(30.7)%	$55,222	$91,062	$(35,840)	(39.4)%
Net service revenue	$14,431	$16,131	$(1,700)	(10.5)%	$43,352	$49,912	$(6,560)	(13.1)%
Segment operating income	$2,422	$2,934	$(512)	(17.5)%	$5,465	$10,518	$(5,053)	(48.0)%

For the three and nine months ended March 26, 2010, gross revenue decreased $8.0 million, or 30.7%, and $35.8 million, or 39.4%, respectively, compared to the same periods of the prior year. The energy segment experienced a decline in gross revenue in the three and nine months ended March 26, 2010 due to a slowdown in electric transmission and distribution spending.  Specifically, gross revenue generated by engineer, procure and construct (“EPC”) contracts for the three and nine months ended March 26, 2010 was lower than the same periods last year by approximately $11.1 million and $35.5 million, respectively. EPC projects were, to some extent, replaced by traditional energy service projects which had lower levels of subcontracting requirements and, therefore, generated less gross revenue.

For the three and nine months ended March 26, 2010, NSR decreased $1.7 million, or 10.5%, and $6.6 million, or 13.1%, respectively, compared to the same periods of the prior year. The energy segment experienced a decline in NSR in the three and nine months ended March 26, 2010, due to the aforementioned slowdown in electric transmission and distribution spending. In particular, many of our clients have delayed previously scheduled investments in large, multi-year capital projects. Consequently, as several of our major EPC contracts wind down, we experienced a decline in NSR.  We are seeing the early signs of renewed client interest in large scale capital investments which have historically resulted in EPC contract awards. The decrease in NSR related to delayed EPC contract awards was, in large part, replaced by an increase in demand for our energy efficiency program management services.

For the three and nine months ended March 26, 2010, segment operating income decreased $0.5 million, or 17.5%, and $5.1 million, or 48.0%, respectively, compared to the same periods of the prior year. The decline in segment operating income for the three and nine months ended March 26, 2010 is primarily related to the decline in NSR. As described above, our clients are delaying large scale capital investments and, alternatively, are focusing on smaller, competitively bid maintenance projects.  Increased competition for these smaller maintenance projects resulted in lower segment operating margins and less available work.  For the three and nine months ended March 26, 2010, as a percentage of NSR, segment operating margin decreased to 16.8% and 12.6% from 18.2% and 21.1%, respectively, compared to the same periods of the prior year.

Environmental Segment Results

	Three Months Ended				Nine Months Ended
	March 26,	March 27,	Change		March 26,	March 27,	Change
	2010	2009	$	%	2010	2009	$	%
Gross revenue	$51,077	$54,786	$(3,709)	(6.8)%	$146,432	$181,913	$(35,481)	(19.5)%
Net service revenue	$29,202	$34,144	$(4,942)	(14.5)%	$84,845	$98,415	$(13,570)	(13.8)%
Segment operating income	$4,926	$6,785	$(1,859)	(27.4)%	$16,130	$20,331	$(4,201)	(20.7)%

For the three and nine months ended March 26, 2010, gross revenue decreased $3.7 million, or 6.8%, and $35.5 million, or 19.5%, respectively, compared to the same periods of the prior year. We experienced lower activity in our environmental segment due, in part, to the completion of several major compliance projects which reduced revenue by approximately $4.2 million and $11.5 million for the three and nine months ended March 26, 2010, respectively, when compared to the same periods last year. In addition, the wind-down of a large commercial development Exit Strategy project reduced gross revenue by approximately $16.2 million for the nine months ended March 26, 2010 when compared to the same period last year.

For the three and nine months ended March 26, 2010, NSR decreased $4.9 million, or 14.5%, and $13.6 million, or 13.8%, respectively, compared to the same periods of the prior year. The decrease in NSR for the three and nine months ended March 26, 2010 was primarily related to (1) adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $1.5 million and $6.2 million, respectively; and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $1.6 million, and $3.7 million, respectively. In addition, we experienced lower activity in our environmental segment due to the completion of several major compliance projects which reduced revenue by approximately $1.7 million and $5.4 million for the three and nine months ended March 26, 2010, respectively, when compared to the same periods last year.

For the three and nine months ended March 26, 2010, segment operating income decreased $1.9 million, or 27.4%, and $4.2 million, or 20.7%, respectively, compared to the same periods of the prior year. The decrease in segment operating income for the three and nine month ended March 26, 2010, was primarily attributable to the adjustments to the estimates at completion on certain Exit Strategy contracts which reduced segment operating income by approximately $1.1 million and $4.1 million, respectively. The remainder of the decrease was primarily attributable to the completion of several large environmental compliance projects. For the three and nine months ended March 26, 2010, as a percentage of NSR, segment operating margin decreased to 16.9% and 19.0% from 19.9% and 20.7%, respectively, compared to the same periods of the prior year.

Infrastructure Segment Results

	Three Months Ended				Nine Months Ended
	March 26,	March 27,	Change		March 26,	March 27,	Change
	2010	2009	$	%	2010	2009	$	%
Gross revenue	$13,050	$16,513	$(3,463)	(21.0)%	$45,146	$52,873	$(7,727)	(14.6)%
Net service revenue	$10,196	$12,682	$(2,486)	(19.6)%	$35,143	$40,500	$(5,357)	(13.2)%
Segment operating income	$565	$1,492	$(927)	(62.1)%	$3,667	$4,532	$(865)	(19.1)%

For the three and nine months ended March 26, 2010, gross revenue decreased $3.5 million, or 21.0%, and $7.7 million, or 14.6%, respectively, compared to the same periods of the prior year. The decrease in gross revenue for our infrastructure segment was primarily due the wind-down of a large transportation design project.

For the three and nine months ended March 26, 2010, NSR decreased $2.5 million, or 19.6%, and $5.4 million, or 13.2%, respectively, compared to the same periods of the prior year. The decrease in current quarter NSR for our infrastructure segment was primarily due to personnel departures resulting from certain actions taken to limit low margin work and the wind-down of a large transportation design project.

For the three and nine months ended March 26, 2010, segment operating income decreased $0.9 million, or 62.1%, and $0.9 million, or 19.1%, respectively, compared to the same periods of the prior year. Segment operating income decreased primarily due to the above described decrease in NSR. This decrease was partially mitigated by $1.5 and $4.1 million of lower costs, principally labor and fringe. The reduction in costs was due to the implementation of various cost-control measures in response to the current economic downturn.  For the three and nine months ended March 26, 2010, as a percentage of NSR, segment operating margin decreased to 5.5% and 10.4% from 11.8% and 11.2%, respectively, compared to the same periods of the prior year.

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

Cash flows used in operating activities were $3.8 million during the nine months ended March 26, 2010, compared to $10.7 million of cash provided for the same period in the prior year. Sources of cash used in operating assets and liabilities for the nine months ended March 26, 2010 totaled $43.7 million and primarily consisted of the following: (1) a $12.9 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; (2) a $9.2 million decrease in accounts payable primarily due to the timing of payments to vendors; (3) a $9.0 million decrease in accrued compensation and benefits primarily due to the payment of employee bonuses; and (4) an $8.8 million increase in insurance recoverable due to estimated cost increases on certain Exit Strategy projects that will be funded by project-specific insurance policies.  Sources of cash used in operating assets and liabilities during the nine months ended March 26, 2010 were offset by cash provided by operating assets and liabilities totaling $28.8 million consisting primarily of the following: (1) a $12.5 million decrease in accounts receivable primarily due to the decrease in gross revenue; (2) an $11.5 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; and (3) a $2.5 million decrease in long-term prepaid insurance. In addition, non-cash items during this period resulted in net expenses of $7.0 million. The non-cash expense items of $8.8 million consisted primarily of the following: (1) $5.0 million for depreciation and amortization; (2) $1.7 million for the provision for doubtful accounts; and (3) $1.6 million for stock-based compensation expense.  The non-cash expense items were primarily offset by non-cash income of $1.8 million primarily related to a $1.7 million gain on extinguishment of debt in connection with the dissolution of Co-Energy LLC.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 94 days at March 26, 2010 from 85 days at June 30, 2009 primarily due to the decrease in gross revenue and the timing of collections. Our goal is to maintain DSO at less than 90 days.

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

Cash used in investing activities was approximately $1.8 million during the nine months ended March 26, 2010, compared to $0.7 million used in the same period in the prior year. Cash used consisted primarily of $2.2 million for property and equipment, $0.7 million for earnout payments made on an acquisition, and $0.1 million for the acquisition of a business, which were primarily offset by $1.1 million from restricted investments and $0.1 million of proceeds from the sale of fixed assets.

Cash used in financing activities was approximately $1.4 million during the nine months ended March 26, 2010, compared to $11.0 million used in the same period in the prior year. Cash used consisted of $3.7 million for payments made on long-term debt and $0.1 million for issuance costs related to convertible preferred stock which was offset by $2.5 million of borrowings in fiscal 2010 which have been repaid as of March 26, 2010.

On July 17, 2006, we and substantially all of our subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”) as the lead lender and administrative agent with Textron Financial Corporation (“Textron”) subsequently participating as an additional lender. The Credit Agreement, as amended, provided the Borrower with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement we must maintain average monthly backlog of $190.0 million and maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $4.2 million for the trailing 12 month periods measured at the end of each fiscal quarter in fiscal 2010; and $6.1 million, $9.2 million, $10.9 million and $12.4 million, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provides an aggregate allowance for cost reduction efforts, as defined in the Credit Agreement as restructuring charges, in the amount of $3.0 million in fiscal 2010 and $1.25 million in fiscal 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement.  Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10.6 million to $7.5 million for fiscal 2010 through fiscal 2012 and $8.5 million for fiscal 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20.0 million.

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies necessarily calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to EBITDA and operating income (loss) for the three, nine and trailing twelve month periods ended March 26, 2010 and March 27, 2009 (in thousands):

	March 26, 2010			March 27, 2009
	Three	Nine	Trailing	Three	Nine	Trailing
	Months	Months	Twelve	Months	Months	Twelve
	Ended	Ended	Months	Ended	Ended	Months
Operating (loss) income	$(397)	$(1,619)	$(1,215)	$1,196	$(17,067)	$(31,886)
Depreciation and amortization	1,251	5,047	7,077	1,524	5,292	7,322
EBITDA	854	3,428	5,862	2,720	(11,775)	(24,564)
Goodwill and intangible asset write-offs	—	—	—	—	21,438	22,027
Permitted discretionary cost reduction efforts	162	667	1,292	361	1,500	4,250
Consolidated Adjusted EBITDA under the Credit Agreement	$1,016	$4,095	$7,154	$3,081	$11,163	$1,713

The actual covenant results as compared to the covenant requirements under the Credit Agreement as of March 26, 2010 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 12 months	$7,154	Must Exceed	$4,200
Average Monthly Backlog	Trailing 3 months	$354,955	Must Exceed	$190,000
Capital Expenditures	Fiscal 2010 year	$2,181	Not to Exceed	$7,500
Fixed Charge Ratio	Trailing 12 months	1.71 to 1:00	Must Exceed	1:00 to 1:00

At March 26, 2010 and June 30, 2009, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3.4 million and $6.9 million on March 26, 2010 and June 30, 2009, respectively. Based upon the borrowing base formula, the maximum availability was $28.6 million and $35.0 million on March 26, 2010 and June 30, 2009, respectively. Funds available to borrow under the Credit Agreement, after consideration of the reserve amount, were $25.3 million and $28.1 million on March 26, 2010 and June 30, 2009, respectively.

In the third quarter of fiscal 2007, we formed a limited liability company, Center Avenue Holdings, LLC (“CAH”) to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH.  CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bears interest at a fixed rate of 10.0% annually and was scheduled to mature January 30, 2010. The loan is secured by the CAH property and is non-recourse as to the members of CAH. The proceeds from the loan were used to purchase and are currently funding the remediation of the property. CAH is consolidated into our consolidated financial statements with the other party’s ownership interest recorded as noncontrolling interest.  In January 2010, the CAH loan maturity was extended from January 30, 2010 to April 1, 2010.  We are in the process of extending the maturity date of the loan with the lender. We have received a commitment letter from the bank which will reduce the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million upon consummation of the extension followed by a second principal payment of $0.3 million in six months and extend the maturity date to April 1, 2011.  In April 2010 the lender informed us that the loan is in the process of being extended and is expected to close by the end of May 2010 and that during such timeframe the loan will not be in default for maturity.  We expect the loan to close during May 2010.  In the event the loan is not extended we will restructure or repay the loan with proceeds from the revolving credit facility.

In July 2009, we financed $2.5 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.969%. As of March 26, 2010, the balance has been repaid.

Based on our current operating plans, we believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future.

The recent disruption in the credit markets has had a significant impact on a number of financial institutions resulting in diminished credit availability. Our ability to attract a syndication bank to the credit facility will be more difficult in the near term, because there are fewer financial institutions that have the capacity or willingness to lend.

We have not experienced any material impacts to liquidity or access to capital as a result of the conditions in the financial and credit markets. During fiscal 2009 we completed a preferred stock offering with gross proceeds of $15.5 million. We believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future. Management cannot predict with any certainty the impact to us of any future continued disruption in the capital markets. Although there appear to be recent indicators of some recovery in overall economic conditions the current state of the economy is uncertain and mixed. The possibility that economic conditions will not significantly improve may affect businesses such as ours in a number of ways. While management cannot directly measure it, the economy may continue to negatively affect the ability of our customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows. We are unable to predict the onset of improved economic conditions. Management will continue to closely monitor the economy, credit markets, and our financial performance.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. As described in more detail in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed on September 25, 2009, the Company identified a material weakness in its internal control over financial reporting during work performed related to Management’s Annual Report on Internal Control over Financial Reporting.  Because the control deficiencies leading to the material weakness were still present as of March 26, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report.  In response to the weakness identified, the Company has taken measurable steps to remediate this condition in fiscal 2010.

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

TRC COMPANIES, INC.

May 5, 2010	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)