Form 10-K
period 2010-06-30
TRC COMPANIES INC /DE/
filed 2010-09-13
CIK 103096

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the registrant's common stock held by non-affiliates on December 25, 2009 was approximately $22,393,000.

         On August 31, 2010, there were 19,657,046 shares of common stock of the registrant outstanding.

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2010

Forward-Looking Statements

        Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us), contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the markets in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," or variations of such wording, and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including growth, trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report and in other reports filed by us from time to time with the SEC as well as in press releases. Such risks, uncertainties and assumptions are difficult to predict and beyond our control and may cause actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

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

        We are headquartered in Windsor, Connecticut and our corporate website is www.trcsolutions.com (information on our website has not been incorporated by reference into this Form 10-K). Through a link on the investor center section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act") as well as reports filed pursuant to Section 16 of the Exchange Act. All such filings are available free of charge. Under applicable SEC rules, because the aggregate market value of our stock held by non-affiliates was below $50.0 million as of December 25, 2009, the end of our second fiscal quarter, we could have foregone the auditor reporting requirements of Section 404 of the Sarbanes Oxley Act of 2002 for the fiscal year ended June 30, 2010. Nonetheless, we decided to proceed with that process, and the auditors' report on the effectiveness of our internal controls is included in Item 9A. Controls and Procedures.

Financial Highlights

        We incurred net losses applicable to our common shareholders of $22.9 million, $24.1 million and $109.1 million for fiscal years 2010, 2009 and 2008, respectively. The net loss applicable to our common shareholders for fiscal year 2010 included $20.2 million for a goodwill impairment charge and accretion charges on preferred stock of $6.4 million which were partially offset by a net tax benefit of $4.2 million and a $1.7 million gain on extinguishment of debt. The preferred stock accretion charges will continue until the preferred stock converts to common stock in December 2010. The net loss applicable to our common shareholders for fiscal year 2009 included a $21.4 million charge for goodwill and intangible asset write-offs and a provision for income taxes of $3.9 million. The net loss applicable to our common shareholders for fiscal year 2008 included a charge of $77.3 million for goodwill and intangible asset write-offs and a provision for income taxes of $12.3 million which included a valuation allowance against our income taxes due to the uncertainty of realization.

Business Strategy

        We understand our clients' goals and embrace them as our own, applying creativity, experience, integrity, and dedication to deliver superior solutions to the world's energy, environmental, and infrastructure challenges. We have continued to unify the Company, concentrating on national practices within our operating segments and a national sales and marketing organization, giving us the ability to respond to customer challenges and the current, dynamic market conditions. We are committed to safety, client satisfaction, project execution, and financial performance to help us win work in areas where our success rate is highest and maintain a growing presence in the future direction of our markets. In support of our clients and shareholders, we maintain our focus on technical excellence and excellence in all areas of the project cycle including bidding, sales, performance, and collection.

        Our objectives for fiscal year 2011 are:

  •
  Achieve profitable growth in our operating segments.  We are continuing our move to a national focus for each operating segment. Our energy and infrastructure service offerings have been managed and marketed on a national basis since fiscal year 2010, and we are finalizing the national integration for our environmental service offerings in fiscal year 2011. Our national operating platform is linked to our corporate sales and marketing organization, providing information exchange on project execution, regulatory trends and market feedback to better deliver and communicate to our markets.

  •
  Improve operating margins and increase positive operating cash flow.  The current uncertain economic conditions require us to continue our focus on efficiency by controlling and reducing operating costs. In the past several years we have taken steps to consolidate and reduce our general and administrative expenses as well as improve our project margins through increased productivity and better execution. These enhancements have created a foundation for maintaining or exceeding our current levels of operating margins in the midst of negative economic conditions.

  •
  Attract and retain top talent.  We continue to add top performers to expand our expertise. Our objective is to maintain a workplace where top performers in our industry will be challenged by meaningful projects, rewarded for successful performance, and motivated to develop their entrepreneurial and project management skills for the benefit of the entire company.

 Services

        Our services are focused on three operating segments: Energy, Environmental, and Infrastructure.

Energy

        The Energy segment continues to be our leading operating segment in market potential. We are strategically positioned to serve those key areas within the energy market currently undergoing change and investment. These include shifts in public policy to renewable energy development, development of a smarter and more robust power grid, and end-user demand management. With energy representing one of the main drivers of the domestic economy, we have been one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to deliver new and existing energy sources to consumers. This market, like all other markets dependent upon large capital investment, is influenced by cost and access to capital. While we believe access to private sources of credit and capital will remain constrained through calendar 2010 and possibly into calendar 2011, the American Recovery and Reinvestment Act of 2009 ("ARRA" or "stimulus bill"), targets, among other investments, those specific areas in which we concentrate our energy service offerings: energy efficiency, renewable generation, and transmission and distribution. While we believe ARRA may help bridge the gap currently existing in the credit markets for new energy-related capital projects, it may take several years to realize its full benefit.

        Services we provide to energy companies have evolved over the past decade to include support in the licensing and engineering design of new sources of power generation, electrical transmission system upgrades and natural gas and liquid products pipelines and terminals. Energy services are now provided by dedicated staff representing one-quarter of our total employees. As major investor owned utilities continue to consolidate and downsize their engineering and environmental staffs, we expect to continue to see long term growth in these service areas. In addition, we expect to see continued expansion of our expertise in energy efficiency and demand management programs.

        Key markets for our energy operating segment are:

  •
  Energy Efficiency.  An integral part of the nation's energy plan will consist of more effectively managing our use of finite resources through efficiency, conservation, load management and shifting to renewable energy sources.

    We develop and manage statewide energy efficiency programs in New York and New Jersey that reduce energy use and cost-effectively manage demand. We provide comprehensive services including program design, program management, quality control, engineering, financial tracking and reporting. In addition to our statewide programs, we also design and manage portfolio energy efficiency programs including a broad range of services from program management to engineering, quality control and construction inspection for a broad spectrum of end users including commercial office buildings, hospitality chains, educational facilities, residential complexes and military installations.

    We are also actively focused on the relationship of energy conservation measures to the reduction in carbon footprints, and we are assisting a number of utilities in "greening" their operations against quantifiable objectives.

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

    During the past several years we have become one of the leading engineering and environmental licensing service providers supporting the extensive upgrade underway to the nation's electric transmission grid. We provide full scope engineering design, material procurement and construction management services. We also provide essential operations and management support to utilities as the trend towards outsourcing engineering functions continues. Our ability to provide integrated energy and environmental services has proven to be a key factor to our success in obtaining these projects.

Environmental

        The Environmental segment represents our largest operating segment in terms of both profitability and net service revenue ("NSR"). The demand for these services originally arose in response to the significant environmental legislation in the 1970's. Since that time it has largely been a compliance driven market, however mergers and acquisitions and the real estate market created economic drivers as well and enabled us to serve those markets on many fronts including support of property owners on a wide range of issues. We provide substantial support to buyers and sellers in the pre-acquisition due diligence and asset valuation process. Our Exit Strategy program grew to national prominence in response to the need for responsible parties, as well as buyers and sellers, to resolve environmental remediation uncertainties.

        We are also a national market leader in the areas of air quality modeling, air emissions testing and monitoring and cultural and natural resource management.

        The market drivers for our environmental services are dynamic and include:

  •
  Enforcement and compliance in the contaminated site remediation market.  The Environmental Protection Agency estimates over 29,000 contaminated sites of all sizes still need to be evaluated and remediated. This fact combined with the emergence of economically distressed assets into the market will provide a strong impetus for assessing and resolving environmental impacts to real estate assets.

  •
  Natural Gas Related Power Strategies.  Natural gas is a preferred fuel source for domestic power initiatives. While investment in development of new supplies, transmission pipelines and storage facilities is a function of price and economic conditions, we believe it will become increasingly important in the domestic power mix. We continue to be an industry leader in serving this market based upon our staff experience which includes Federal Energy Regulatory Commission ("FERC") licensing; federal and state media specific environmental permitting; electrical interconnection engineering; and construction management and oversight. With one of the most experienced national teams of environmental scientists, we have been responsible for the licensing and construction oversight of several of the largest multi-state gas transmission pipeline projects in development. We are currently providing services for the permitting of both land-based and offshore Liquefied Natural Gas ("LNG") terminals in the Northeast, Gulf and Northwest.

  •
  Wind Power and Generation Source Licensing and Permitting.  The demand for licensing services and electrical interconnection for new electrical generation sources continues to increase due to several strong market factors. In load congested areas such as the Mid-Atlantic, Northeast, and California, utilities are pursuing development of new sources of electrical supply. Recognizing the importance of fuel diversity, fossil fuel plant development is focusing on both natural gas and coal. Coal plant development projects we are supporting include traditional pulverized coal, waste coal and Integrated Gas Coal Conversion technology.

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

  •
  Greenhouse gases.  There will be continuing pressure on the United States to reduce greenhouse gas emissions across all segments of the economy. This will provide us opportunities to support clients in the areas of air emissions consulting, project development, renewable energy permitting, and the development of sustainable business practices. The need to reduce greenhouse gas emissions represents a new starting point for businesses to "green" their processes and make them more efficient and environmentally friendly.

  •
  Continued need for transaction support.  Our ability to evaluate environmental and regulatory risk in real property and business transfers continues to be one of our core strengths. We forecast a steady need for due diligence activities by public and private equity investors, financial institutions, regulatory agencies, and property owners as properties and businesses change ownership.

  •
  Environmental compliance.  Industrial and commercial projects must comply with regulations covering, among other things, air quality, water quality, land use, wildlife, wetlands, cultural resources, and natural resource conservation. Many of these requirements are effective independent of economic circumstances.

  •
  The pressing requirements to modernize our infrastructure.  Modernizing our national transportation and energy delivery systems continues to be a focus of both the public and the private sectors. Investment in these areas will include attention to the related environmental impacts associated with such modernization.

  •
  Sustainability and Climate Change.  The market for climate change related services is being driven domestically from many fronts, most of which are not regulatory in nature. We have seen demand for services emerge in the areas of carbon emission assessment and verification, alternate energy development, and public and private sector programs which are designed around energy conservation and other green initiatives. We believe our expertise in air modeling and measurement, renewable energy project licensing, project environmental impact assessment and project engineering, as well as program design and management, provides us an advantage in this emerging market.

        In addition, other market factors are also creating opportunities in the following areas:

  •
  Mercury monitoring of air emissions as a function of emerging legislation.

  •
  Control technology requirements in the Clean Air Act, e.g., the Best Available Retrofit Technology requirements for certain air emission sources.

  •
  Continued litigation over a variety of air issues such as facility compliance and operations or historic discharge enforcement and toxic tort claims.

  •
  Indoor environmental exposures such as "sick building syndrome" and microbial issues (mold).

        The primary demand for environmental assessment and remediation services is driven by the regulatory obligations of our clients at existing operating facilities and by the real estate transfer and redevelopment process. We expect our assessment and remediation services market to grow as more of our clients adopt newer, more aggressive environmental management strategies as part of evolving corporate philosophies embracing sustainability and environmental accountability. These strategies require voluntary, accelerated assessment and remediation to lower costs and improve environmental conditions which meet increased societal and shareholder demands for better stewardship. While the market for this type of service has broadened due to increased availability of public-sector funded projects, the need for cleanup at affected sites in support of economic redevelopment opportunities has softened somewhat, due to the current conditions in the real estate market. Opportunities to support private sector development-related cleanup projects should expand once economic conditions in real estate and the associated transactional markets improve. We expect our assessment and remediation services market to continue to grow in support of the power generation industry as older facilities are retired or re-powered. Special services we offer are:

  •
  Exit Strategy.  Our Exit Strategy program is one of the most innovative and valuable services we offer our clients. We pioneered this program and created a new national market of environmental risk transfers for contaminated properties. We remain a national market leader with over 100 sites under contract since inception. Traditionally our Exit Strategy offering has been especially attractive to clients in the following situations:

  •
  Discontinued Operations.  We assume responsibility for the cleanup of contamination at closed or redundant facilities, allowing our clients to focus on their core business operations.

  •
  Bankruptcy.  Debtors and the creditors are seeking the highest possible value for saleable assets and relief from lingering environmental liabilities. By assuming those liabilities, we can help them achieve a responsible financial solution.

  •
  Acquisitions and Divestitures.  We assume responsibility for existing environmental cleanup liabilities which neither the buyer wants to assume nor the seller wants to retain.

  •
  Multi-Party Superfund Sites.  By transferring responsibility for the cleanup of Superfund sites from groups of potentially responsible parties to us, the cleanup schedule can be accelerated and the legal and administrative cost burden substantially reduced.

  •
  Brownfield Real Estate Development.  By assuming responsibility for site cleanup and defining the related cost with certainty, our Exit Strategy program aids in the settlement of the commercial issues among interested parties, such as property owners, lenders, developers, and municipalities, that often stall the redevelopment process.

  •
  RE Power.  RE Power is a program where we, in conjunction with a decommissioning and demolition company, provide comprehensive dismantling, cleanup, liability transfer and asset optimization solutions to power and utility companies that elect to decommission and reposition their aging power plant assets. The goal of RE Power is to provide energy companies with a one-stop resource to gain maximum value for power plant assets within any constraints imposed by the power grid and the larger community. This can include safely removing plants from service through demolition and environmental cleanup, and potentially into a redevelopment phase, or preparing the existing power plant for re-powering with more economical fuel sources or more efficient generating equipment.

Infrastructure

        We offer a wide variety of services to our infrastructure clients primarily related to: (1) rehabilitation of overburdened and deteriorating infrastructure systems, (2) design and construction management associated with new infrastructure projects, and (3) management of risks related to security of public and private facilities. We have a strong geographic presence in the Northeast corridor of the United States as well as Texas, Louisiana and California. Infrastructure related services are managed to recognize the importance of local market presence to maintain a diverse base of projects. The following is a listing of the general types of infrastructure services we offer:

  •
  Construction Management.  We provide support to our clients in the areas of program management, project management, construction engineering and inspection, plant inspections, construction management, estimating and scheduling.

  •
  Transportation.  We provide planning, design and construction management services in support of work on roads, highways, bridges and aviation facilities. In addition to performing basic design engineering, we also incorporate activities associated with completing environmental studies, marine engineering, seismic analysis, and traffic engineering.

  •
  General Civil Engineering Services, Municipal and Land Development Engineering.  We provide land development support for commercial and residential real estate development projects by providing master planning, traffic studies, storm water design and management, utility design, and site engineering. We also can provide the basic engineering needs of small municipalities, and our civil engineering expertise is utilized on projects such as the planning, design and construction management of potable water and wastewater treatment systems; master drainage planning; street, roadway and site drainage; dam analysis and design; and master drainage planning.

  •
  Geotechnical and Materials Engineering.  We provide subsurface exploration, laboratory testing, geotechnical assessments, seismic engineering and quality assurance testing.

  •
  Hydraulics and Hydrological Studies.  We provide aquifer tests, ground water modeling and yield analysis, scour and erosion studies, design and analysis of storage and distribution systems, Federal Emergency Management Agency studies and watershed modeling.

  •
  Security.  We provide vulnerability assessments, engineering and structural improvements for public and private infrastructure facilities, design and implementation of security and surveillance systems, blast resistance design, disaster recovery planning, and force protection analysis. Our market emphasis has shifted from providing these services in commercial buildings to a focus upon public and quasi-public infrastructure and energy-related facilities such as transit systems, utility companies and ports.

  •
  Geographic Information Systems & Mapping.  We provide, among other services, data modeling, terrain analysis, shoreline management analysis, total station mapping and resource mapping.

        We believe that the long-term market for our infrastructure services will be stable and driven by population growth in certain geographic regions, continued aging and obsolescence of existing infrastructure, capacity shortfalls, and Federal stimulus funding for state and municipal projects. Spending by both private and government clients generally declined in recent years, reflecting economic conditions, and these conditions have not materially improved in the current calendar year. In addition, legislation regarding long term funding for Federal transportation projects still remains unresolved at this time. We expect this trend to continue in the near term with the exception being in the area of construction and construction management for Stimulus Bill-related projects and security-related initiatives. Of particular note is the continued lack of design-related projects in the "pipeline" for both public and private clients. Given the need to rebuild and modernize our aging national infrastructure, however, we do expect increased spending on public infrastructure programs over the intermediate and long term. The timing and extent of recovery in the private sector is, however, more uncertain in the short and mid-term. The pace of spending on private infrastructure projects has diminished and, as a result, during the past fiscal year we have experienced client initiated delays and/or cancellation of some assignments. We are focusing our activities where the pace of infrastructure development has remained somewhat robust, and therefore continue to be optimistic regarding the prospects for this market.

 Clients

        No single client accounted for 10% or more of our NSR during fiscal years ended 2010, 2009 and 2008.

        Representative clients during the past five years include:

AES Enterprises	Goodyear Tire and Rubber Company	SPX Corporation
AIMCO, Inc.	Hoffman La Roche, Inc.	Transwestern Pipeline Company, LLC
Alcoa	International Paper	Waste Management
Alyeska Pipeline Service Co.	J-Power	State Transportation/Authorities;
ASARCO	Kinder Morgan	• California
BNSF	LS Power	• Massachusetts
British Petroleum (ARCO/Amoco)	Lockheed Martin	• New Jersey
Central Maine Power Company	Lower Manhattan	• New York
Competitive Power Ventures	Development Corporation	• Pennsylvania
Connecticut Resources Recovery	Magellan Midstream Partners	• Texas
Authority	Mirant	• West Virginia
Conoco Phillips	National Grid	• Louisiana
Consolidated Edison	New York State Energy Research and	U.S. Government:
Constellation Energy	Development Authority	• Environmental Protection Agency
Covanta	Northeast Utilities	• Department of Defense
Duke Energy	NRG	• Federal Aviation Administration
El Paso Energy	Orange County Transportation Authority	• General Services Administration
Entergy	Pfizer	• Minerals Management Service
ExxonMobil	PG&E Corporation
Florida Gas Transmission	Sempra Energy
Florida Power and Light	Spectra Energy

Competition

        The markets for many of our services are highly competitive. There are numerous engineering and consulting firms and other organizations that offer many of the same services offered by us. These firms range in size from small local firms to large national firms that have substantially greater resources than we do. Competitive factors include reputation, performance, price, geographic location and availability of skilled technical personnel. As a mid-size firm, we compete with both the large international firms and the small niche or geographically focused firms.

        Despite the competitive nature of our markets, the majority of our work comes from repeat orders from long-term clients, especially where we are one of the leading service providers in the markets we address. For example, we believe that we are one of the top providers of licensing services for large energy projects. Further, we believe we are the market leader in the complete outsourcing of site remediation services through our Exit Strategy program. By continuing to stay in front of emerging trends in our markets we believe our competitive position will remain strong.

Backlog

        As of June 30, 2010, our contract backlog based on gross revenue was approximately $361 million, compared to approximately $387 million as of June 30, 2009. Our contract backlog based on NSR was approximately $222 million as of June 30, 2010, compared to approximately $247 million as of June 30, 2009. The decline in backlog can be most directly attributed to the completion of several large EPC projects in our Energy operating segment as well as the reduction in project awards attributable to the economic slowdown. Approximately 60% of backlog is typically completed in one year. In addition to this net contract backlog, we hold open order contracts from various clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our net contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

 Employees

        As of June 30, 2010, we had approximately 2,100 full- and part-time employees. Approximately 85% of these employees are engaged in performing professional services for clients. Many of these employees have advanced degrees. Our professional staff includes program managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. We consider the relationships with our employees to be favorable.

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

Regulatory Matters

        Our businesses are subject to various rules and regulations at the federal, state and local government levels. We believe that we are in substantial compliance with these rules and regulations. We have the appropriate licenses to bid and perform work in the locations in which we operate. We have not experienced any significant limitations on our business as a result of regulatory requirements. We do not believe any currently proposed changes in law or anticipated changes in regulatory practices would limit bidding on future projects.

Trademarks and Licenses

        We have a number of trademarks, copyrights and licenses. None of these are considered material to our business as a whole.

Environmental and Other Considerations

        We do not believe that our own compliance with federal, state and local laws and regulations relating to the protection of the environment will have any material effect on our capital expenditures, earnings or competitive position.

Item 1A.    Risk Factors

        The risk factors listed below, in addition to those described elsewhere in this report, could materially and adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to Our Company

We incurred significant losses in fiscal years 2010, 2009, and 2008, and may incur such losses in the future. If we continue to incur significant losses or are unable to generate sufficient working capital from our operations or our revolving credit facility, we may have to seek additional external financing.

        As reflected in our consolidated financial statements, we incurred net losses applicable to our common shareholders of $22.9 million, $24.1 million and $109.1 million in fiscal years 2010, 2009 and 2008, respectively. Although a main factor in our losses has been non-cash goodwill and intangible asset impairment charges, we are continuing to take actions to be profitable, but if we are unable to improve our operating performance, we may incur additional losses. We depend on our core businesses to generate profits and cash flow to fund our working capital growth. Although the services that we provide are spread across a variety of industries, disruptions such as a general economic downturn or higher interest rates could negatively affect the demand for our services across a variety of industries which could adversely affect our ability to generate profits and cash flows.

        We finance our operations through cash generated by operating activities and borrowings under our revolving credit facility with Wells Fargo Capital Finance. During fiscal year 2009 we completed a preferred stock offering with gross proceeds of $15.5 million. While we have rarely used the credit facility since the preferred stock offering, we are dependent on this facility for any short term liquidity needs when available cash and cash equivalents and cash provided by operations are not adequate to support working capital requirements. The credit facility contains covenants which, among other things, require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization as defined in the credit agreement ("EBITDA"), maintain a minimum fixed charge coverage ratio, maintain a minimum level of backlog, and limit capital expenditures.

        We believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the foreseeable future. The current uncertain state of the economy and the possibility that economic conditions could continue to be uncertain or deteriorate may affect businesses such as ours in a number of ways. While management cannot directly measure it, variability in the economy and any corollary impact on the availability of credit could affect the ability of our customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows. We are unable to predict the likely duration of the current economic uncertainty and its potential impact on our clients. Management will continue to closely monitor the credit markets and our financial performance.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

        Goodwill was approximately $14.9 million as of June 30, 2010. We also had other identifiable intangible assets of $0.6 million, net of accumulated amortization, as of June 30, 2010. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We have recorded goodwill and intangible asset impairment charges of $20.2 million, $21.4 million and $77.3 million in the fiscal years 2010, 2009 and 2008, respectively. A decline in the estimated future cash flows of our reporting units, declines in market multiples of comparable companies and other factors may result in additional impairments of goodwill or other assets which would negatively impact our earnings.

We are and will continue to be involved in litigation. Legal defense and settlement expenses can have a material adverse impact on our operating results.

        We have been, and likely will be, named as a defendant in legal actions claiming damages and other relief in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes, professional liability, or claims for personal injury or property damage. We have substantial deductibles on several of our insurance policies, and not all claims are insured. In addition, we have also incurred legal defense and settlement expenses related to prior acquisitions. Accordingly, defense costs, settlements and potential damage awards may have a material adverse effect on our business, operating results, financial position and cash flows in future periods.

Subcontractor performance and pricing could expose us to loss of reputation and additional financial or performance obligations that could result in reduced profits or losses.

        We often hire subcontractors for our projects. The success of these projects depends, in varying degrees, on the satisfactory performance of our subcontractors and our ability to successfully manage subcontractor costs and pass them through to our customers. If our subcontractors do not meet their obligations or we are unable to manage or pass through costs, we may be unable to profitably perform and deliver our contracted services. Under these circumstances we may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services. These additional obligations have resulted in reduced profits or, in some cases, significant losses for us with respect to certain projects. In addition, the inability of our subcontractors to adequately perform or our inability to manage subcontractor costs on certain projects could hurt our competitive reputation and ability to obtain future projects.

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to recover the expenditures.

        Circumstances or events which could create large cash outflows include losses resulting from fixed-price contracts, remediation of environmental liabilities, legal expenses and settlements, project completion delays, failure of clients to pay, income tax assessments including payments that may arise pursuant to the ongoing fiscal year 2003 - 2008 Internal Revenue Service ("IRS") audit if not resolved successfully, and professional liability claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

Our services expose us to significant risks of liability and it may be difficult or more costly to obtain or maintain adequate insurance coverage.

        Our services involve significant risks that may substantially exceed the fees we derive from our services. Our business activities expose us to potential liability for professional negligence, personal injury and property damage among other things. We cannot always predict the magnitude of such potential liabilities. In addition, our ability to perform certain services is dependent on the availability of adequate insurance.

        We obtain insurance from insurance companies to cover a portion of our potential risks and liabilities subject to specified policy limits, deductibles or coinsurance. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks. As a result of the recent events in the financial markets, we face additional risks due to the continuing uncertainty and disruption in those markets. Much of our commercial insurance is underwritten by the regulated insurance subsidiaries of Chartis (formerly the American International Group). Chartis has also underwritten almost all of the cost cap and related insurance purchased by Exit Strategy clients which share some specific characteristics that present additional risk. The Exit Strategy related policies all tend to be long term; many are ten years or more. Some policies also serve to satisfy state and federal financial assurance requirements for certain projects, and without these policies alternative financial assurance arrangements for these projects would need to be arranged. Additionally, most of our Exit Strategy projects require us to perform the work in the event insurance limits are exhausted, directly exposing us to financial risks.

Our failure to properly manage projects may result in additional costs or claims.

        Our engagements involve a variety of projects, some of which are large-scale and complex. Our performance on projects depends in large part upon our ability to manage the relationship with our clients and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If we miscalculate, or fail to properly manage, the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual obligations, our operating results could be adversely affected. Furthermore, any defects, errors or failures to meet our clients' expectations could result in claims against us.

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

Our backlog is subject to cancellation and unexpected adjustments and is an uncertain indicator of future operating results.

        Our contract backlog based on NSR as of June 30, 2010 was approximately $222 million. We cannot guarantee that the NSR projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Risks Related to Our Industry

We are dependent on continued regulatory enforcement.

        While we increasingly pursue economically driven markets, our business is materially dependent on the continued enforcement by federal, state and local governments of various environmental regulations. Changes in environmental standards or enforcement could adversely impact our business.

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

        The markets for many of our services are highly competitive. There are numerous professional architectural, engineering and consulting firms and other organizations which offer many of the services offered by us. We compete with many companies, some of which have greater resources. Competitive factors include reputation, performance, price, geographic location and availability of technically skilled personnel. In addition, many clients use in-house staff to perform the same types of services we do.

We are materially dependent on contracts with federal, state and local governments.

        We estimate that contracts with agencies of the United States government and various state and local governments represent approximately 25% of our NSR in fiscal year 2010. Therefore, we are materially dependent on various contracts with such governmental agencies. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds as well as changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.

 Other Risks

The value of our equity securities could continue to be volatile.

        Over time our common stock has experienced substantial price volatility. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many companies that have often been unrelated to the operating performance of these companies. The overall market and the price characteristics of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

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

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or attract key employees. Many of these key employees are granted stock options and restricted stock as an element of compensation, the value of which is dependent on our stock price.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

        Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing changes to our internal controls has required compliance training of our directors, officers and employees and has entailed substantial costs in order to modify our existing accounting systems. Although these measures are designed to do so, we cannot be certain that such measures and future measures will guarantee that we will successfully maintain adequate controls over our financial reporting processes and related reporting requirements. For example, in the past we have had material weaknesses, including a material weakness relating to the policies and procedures relating to the development, documentation and review of contract values and estimates of cost at completion, which we have remediated. However, internal controls that are found to be not operating effectively could affect our operating results or cause us to fail to meet our reporting obligations and could result in a breach of a covenant in our revolving credit facility in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We provide our services through a network of approximately 85 offices located nationwide. We lease approximately 630,000 square feet of office and commercial space to support these operations. In addition, a subsidiary of ours owns a 26,000 square foot office/warehouse building in Austin, Texas. This property is subject to a deed of trust in favor of the lenders under our principal credit facility. All properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy or real estate projects, some of our subsidiaries have taken title to sites on which environmental remediation activities are being performed.

Item 3.    Legal Proceedings

        See Note 17—Commitments and Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TRR." The following table sets forth the high and low per share prices for the common stock for fiscal years 2010 and 2009 as reported on the NYSE:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$4.97	$3.50	$4.46	$2.18
Second Quarter	3.86	2.55	3.28	1.16
Third Quarter	3.11	2.57	3.63	1.59
Fourth Quarter	3.56	2.66	4.45	2.32

        As of July 15, 2010, there were 276 shareholders of record and, as of that date, we estimate there were approximately 1,768 beneficial owners holding our common stock in nominee or "street" name.

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

 Stock Performance Graph

Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Total Return Index and Peer Companies

        The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested in our Common Stock on June 30, 2005. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2010

        Data and graph provided by Zacks Investment Research, Inc. Copyright© 2010, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Year Ended June 30,
	2005	2006	2007	2008	2009	2010
TRC	$100	$90	$126	$34	$34	$26
S&P 500 Index	100	109	131	114	84	96
Peer Group	100	136	184	188	198	141

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

Statements of Operations Data, for the years ended June 30,	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Gross revenue	$330,575	$432,517	$465,079	$441,643	$396,091
Less subcontractor costs and other direct reimbursable charges	100,476	177,713	196,870	185,735	158,111

Net service revenue	230,099	254,804	268,209	255,908	237,980

Interest income from contractual arrangements	596	1,859	3,944	4,747	4,054
Insurance recoverables and other income	8,844	19,539	6,123	4,170	1,053
Operating costs and expenses:
Cost of services(1)	203,221	227,217	241,647	231,025	228,556
General and administrative expenses(1)	27,128	32,936	40,077	23,969	24,350
Provision for doubtful accounts	2,344	3,952	3,708	1,318	7,971
Goodwill and intangible asset write-offs(2)	20,249	21,438	77,267	—	2,170
Depreciation and amortization(3)	8,049	7,322	8,051	8,311	6,925

Total operating costs and expenses	260,991	292,865	370,750	264,623	269,972

Operating (loss) income	(21,452)	(16,663)	(92,474)	202	(26,885)
Interest expense	(1,003)	(2,925)	(3,936)	(4,359)	(4,545)
Gain on extinguishment of debt(4)	1,716	—	—	—	—
Registration penalties(5)	—	—	—	(600)	—

Loss from continuing operations before taxes and equity in (losses) earnings	(20,739)	(19,588)	(96,410)	(4,757)	(31,430)
Federal and state income tax (benefit) provision(6)	(4,210)	3,871	12,296	(1,337)	(10,488)

Loss from continuing operations before equity in (losses) earnings	(16,529)	(23,459)	(108,706)	(3,420)	(20,942)
Equity in (losses) earnings from unconsolidated affiliates, net of taxes(7)	(45)	(449)	(505)	(161)	9

Loss from continuing operations	(16,574)	(23,908)	(109,211)	(3,581)	(20,933)
Discontinued operations, net of taxes(8)	—	—	—	(77)	(2,914)

Net loss	(16,574)	(23,908)	(109,211)	(3,658)	(23,847)
Net loss attributable to noncontrolling interest	(125)	—	(62)	(24)	—

Net loss applicable to TRC Companies, Inc.	(16,449)	(23,908)	(109,149)	(3,634)	(23,847)
Dividends and accretion charges on preferred stock(9)	6,431	215	—	2,233	751

Net loss applicable to TRC Companies, Inc.'s common shareholders	$(22,880)	$(24,123)	$(109,149)	$(5,867)	$(24,598)

Basic and diluted loss per common share:
Loss from continuing operations	$(1.17)	$(1.25)	$(5.84)	$(0.33)	$(1.43)
Discontinued operations, net of taxes	—	—	—	—	(0.19)

	$(1.17)	$(1.25)	$(5.84)	$(0.33)	$(1.62)

Basic and diluted weighted average common shares outstanding	19,548	19,272	18,700	17,563	15,168

Cash dividends declared per common share	—	—	—	—	—

Balance Sheet Data at June 30:
Total assets	$287,795	$336,896	$397,319	$485,982	$485,403

Long-term debt, including current portion	9,444	12,501	39,310	42,670	40,453

Preferred stock	8,239	1,808	—	—	15,000

Shareholders' equity	27,953	48,623	57,671	161,729	145,156

(1)
Concurrent with the implementation of our new enterprise resource and planning system in fiscal year 2007, our processes and costs relating to financial, information technology and administrative functions were realigned and are now incurred by corporate functions. Beginning in fiscal year 2008, the related costs are classified as general and administrative expenses.

  Previously, these processes and related expenses were performed by individuals in field locations and were included in cost of services. Management estimates that $5.6 million of expenses were included in general and administrative expenses in fiscal year 2008 that in the previous year were included in costs of services.

(2)
During fiscal year 2010, we recorded an impairment charge of $20.2 million related to goodwill. During fiscal year 2009, we recorded impairment charges of $19.3 million related to goodwill and $2.1 million related to certain customer relationships intangible assets. During fiscal year 2008, we recorded impairment charges of $76.7 million related to goodwill and $0.6 million related to certain customer relationships intangible assets. During fiscal year 2006, we recorded an impairment charge of $2.2 million related to trade-name intangible assets.

(3)
During fiscal year 2010, we recorded amortization expense of $1.9 million of which $1.6 million was due to the acceleration of amortization expense relating to certain customer relationship intangible assets.

(4)
During fiscal year 2010, we recorded a $1.7 million gain on extinguishment of debt in connection with the dissolution of Co-Energy LLC, a consolidated entity.

(5)
The $0.6 million penalty related to our failure to obtain an effective registration statement related to our fiscal year 2006 private placement.

(6)
During fiscal year 2010, we recorded a net tax benefit of $4.2 million primarily due to: (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), which allows taxpayers to elect to carry back an applicable net operating loss ("NOL") for a period of 3, 4, or 5 years, to offset taxable income in those preceding years enabling us to carry back our fiscal year 2008 NOL for a tax benefit of $2.8 million, which amount was collected in January 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to our examination including the impact of the NOL law change. The valuation allowance changed during fiscal years 2010 and 2009 to fully reserve for additional deferred tax assets by ($2.3) million and $1.0 million, respectively. During fiscal year 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income or reversals of existing temporary differences and recorded a deferred tax provision of $12.1 million which included a valuation allowance to fully reserve for our deferred tax assets as of such date.

(7)
The fiscal years 2009, 2008 and 2007 equity in losses from unconsolidated affiliates includes impairment charges of $0.4 million, $0.5 million and $0.4 million, respectively.

(8)
We sold our wholly-owned subsidiaries Omni and Bellatrix in fiscal year 2007 and PacLand in fiscal year 2006.

(9)
We incurred a charge of approximately $6.4 million and $0.2 million in fiscal years 2010 and 2009, respectively, related to the accretion of the beneficial conversion charge recorded on the preferred stock issued in June 2009. In December 2006, preferred stock which was issued in fiscal 2001 was exchanged for approximately 1.1 million shares of common stock, resulting in a charge of approximately $2.0 million related to the induced conversion of the preferred stock. We incurred a charge of approximately $0.8 million in fiscal year 2006 related to dividend and accretion charges on preferred stock.

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

        The following table presents the approximate percentage of net service revenue ("NSR") by contract type:

	Fiscal Year
	2010	2009	2008
Time-and-materials	58%	54%	59%
Fixed-price	41%	44%	37%
Cost-plus	1%	2%	4%

        In the course of providing our services, we routinely subcontract services. Generally these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report NSR, which is gross revenue less the cost of subcontractor services and other direct reimbursable costs, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

        Our cost of services ("COS") includes professional compensation and related benefits together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our G&A expenses are comprised primarily of our corporate headquarters costs related to corporate executive management, finance, accounting, information technology, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

Divestitures

        In June 2010 we sold our 50% ownership position in Environmental Restoration, LLC, an unconsolidated affiliate formed to develop a habitat mitigation bank. We received cash payments of $25 thousand and a $275 thousand five-year promissory note. Profit on the transaction was deferred as the buyer's initial financial commitment was insufficient to provide economic substance to the transaction. As a result, the profit will be recognized under the installment method, which recognizes profit as collections of principal are received.

        In fiscal year 2007 we sold our 50% ownership position in Metuchen Realty Acquisition, LLC, an unconsolidated affiliate. We received cash payments of $3.2 million, and the transaction resulted in a $17 thousand loss during fiscal year 2008.

Operating Segments

        During fiscal year 2009 our accounting system was configured to provide revenue and earnings information that allowed us to initiate reporting to our chief operating decision maker ("CODM") under three operating segments. Management established these operating segments based upon the type of project, the client and market to which those projects are delivered, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. Effective in the first quarter of fiscal year 2010, we made certain changes to our operating segments in our continuing efforts to align businesses around markets and customers. Operating segment information for all periods presented has been reclassified to reflect the new operating segment structure. The operating segments are as follows:

          Energy:     The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal governments. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrade and new construction for electrical transmission and distribution systems, energy efficiency program design and management, and alternative energy development. This operating segment also provides services to support energy savings projects for state government entities and end users.

          Environmental:     The Environmental operating segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies, and is organized to focus on key areas of demand including: environmental management of buildings, air quality measurements and modeling of potential air pollution impacts, assessment and remediation of contaminated sites, environmental licensing and permitting of a wide variety of projects, and natural and cultural resource assessment and management.

          Infrastructure:    The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. Our client base is predominantly state and municipal governments as well as selected commercial developers. Primary services include: roadway and surface transportation design; structural design of bridges; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; and geotechnical engineering services. Major markets include the northeast United States, Texas, Louisiana and California.

        Our CODM is our Chief Executive Officer ("CEO"). Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment profit. We utilize segment revenue and segment profit because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole, except as discussed herein.

        The following table presents the approximate percentage of our NSR by operating segment for fiscal years 2010 and 2009:

	2010	2009
Energy	26%	27%
Environmental	53%	52%
Infrastructure	21%	21%

Business Trend Analysis

        Energy:    The utilities in the United States are in the early stages of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and dispatch of renewable sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. Electric utilities throughout the United States will be investing over $50 billion in the performance of this work over the next several years. The current downturn within the US economy has slowed the pace of this investment, yet it does not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009 ("ARRA"), Regional Green House Gas Initiative and newly established System Benefit Charges at the state or utility level are significantly expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are focused on growing our presence in the Texas and California markets where demand for services is the highest.

        Environmental:    Market demand for environmental services has stabilized following a recent decline caused by general economic conditions. While the economic decline served to temporarily halt the long term pattern of growth historically enjoyed by this operating segment, the fundamental compliance drivers for environmental services remained in place. A rapidly evolving regulatory compliance arena (more recently focused upon climate change issues and clean power usage and development), the continuing need to support transactions, and the need to enhance our aging transportation and energy infrastructure all remain as critical drivers for environmental services. Due to ARRA and other factors it now appears that historical long term growth rates in the environmental market may return in the near future.

        Infrastructure:    Demand for services is expected to continue to be flat for fiscal year 2011 due to general economic conditions, heavy budget cuts and deficit issues, the lack of a new federal transportation bill, and revenue shortfalls at state and municipal levels. Recent estimates indicate that approximately $2.0 trillion needs to be invested over the next five years in national infrastructure alone to restore the system to a state of good repair. In January 2010, the current administration committed $8 billion in federal stimulus to high speed rail. The Senate version of the Jobs Bill passed in mid March 2010 included $15 billion for infrastructure funding (plus a $20 billion Highway Trust Fund Transfer to maintain Federal Obligations through 2010), and the Transportation Reauthorization Act has included several short extensions and $500 billion in long term commitments. The long-term outlook for the infrastructure operating segment also remains strong due to alternative funding mechanisms (e.g., a proposed National Infrastructure Bank); the continued attractiveness of Public Private Partnerships; potential additional economic stimulus initiatives; and the continued need to upgrade, replace or repair aging transportation infrastructure.

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

        Revenue Recognition:    We recognize contract revenue in accordance with Accounting Standards Codification ™ ("ASC") Topic 605, Revenue Recognition. Specifically, we follow the guidance in ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, which establishes five criteria for using the percentage of completion method. The five criteria are (1) work is performed based on written contracts executed by the parties that clearly specify the goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement, (2) buyers have the ability to satisfy their obligations under the contracts, (3) the contractor has the ability to perform its contractual obligations, (4) the contractor has an adequate estimating process and the ability to estimate reliably both the costs to complete the project and the percentages of contract performance completed and (5) the contractor has a cost accounting system that adequately accumulates and allocates costs in a manner consistent with the estimates produced by the estimating process. We earn our revenue from fixed-price, time-and-materials and cost-plus contracts.

Fixed-Price Contracts

        We recognize revenue on fixed-price contracts using the percentage-of-completion method. Under this method of revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We generally utilize an efforts-expended, cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred.

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

        The Exit Strategy funds held by the insurer, including any interest growth thereon, are recorded as an asset (current and long-term restricted investment) on our consolidated balance sheets, with a corresponding liability (current and long-term deferred revenue) related to the funds. Consistent with our other fixed-price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring, and, in addition, certain Exit Strategy contracts are segmented, and remediation and operation, maintenance and monitoring are separately accounted for.

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

Time-and-Materials Contracts

        Under time-and-materials contracts we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for actual out-of-pocket costs of materials and other direct reimbursable expenses that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared to negotiated billing rates. Revenue on time-and-materials contracts is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct reimbursable expenses that we incur on the projects.

Cost-Plus Contracts

        Cost-Plus Fixed Fee Contracts.    Under our cost-plus fixed fee contracts we charge clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenue based on the actual labor and non-labor costs we incur plus the portion of the fixed fee we have earned to date. We invoice for our services as revenue is recognized or in accordance with agreed upon billing schedules.

        Cost-Plus Fixed Rate Contracts.    Under our cost-plus fixed rate contracts we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. We recognize revenue based on the actual total costs we have expended plus the applicable fixed rate. If the actual total costs are lower than the total costs we have estimated, our revenue from that project will be lower than originally estimated.

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

        Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. As of June 30, 2010 and 2009, we did not recognize any revenue related to claims.

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

        Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards. Our last audit was for fiscal year 2004 and resulted in a $14 thousand adjustment. Historically we have not had any material cost disallowances by the DCAA as a result of audit; however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

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

        Income Taxes—We are required to estimate the provision for income taxes, including the current tax expense together with assessing temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences between the financial statement and tax bases of assets and liabilities, together with net operating loss ("NOL") carryforwards and tax credits are recorded as deferred tax assets or liabilities on the consolidated balance sheets. An assessment is required to be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense.

        We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

        Goodwill and Other Intangible Assets—In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least, annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We perform impairment reviews for our reporting units utilizing valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach, as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and our reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and we then determine the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

        Other intangible assets are included in other assets and consist primarily of purchased customer relationships and other intangible assets acquired in acquisitions. The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. We review the economic lives of our intangible assets annually.

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

        Insurance Matters, Litigation and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations, however, we have elected to retain a portion of losses that may occur through the use of substantial deductibles, limits and retentions under our insurance programs. This practice may subject us to some future liability for which we are only partially insured or are completely uninsured. In accordance with ASC Topic 450, Contingencies, we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, we accrue the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Results of Operations

        We incurred significant losses during fiscal years 2010, 2009, and 2008 and may continue to incur losses in the future.

Fiscal Year 2010

        We continued to experience the effects of the economic downturn resulting in lower revenues for fiscal year 2010, as compared to fiscal year 2009. The challenging economic conditions led to delays, curtailments and cancellations of proposed and existing projects, thus decreasing overall demand and new project awards in all three of our operating segments. We continue to see signs of renewed client interest in the early phases of major capital investments, but the timing and award of these projects remains uncertain.

        Net loss applicable to our common shareholders for fiscal year 2010 of $22.9 million included:

  •
  a $20.2 million impairment charge for goodwill and $1.6 million due to the acceleration of amortization expense relating to certain customer relationship intangible assets;

  •
  $6.4 million of accretion charges on preferred stock;

  •
  a $4.2 million tax benefit; and

  •
  a $1.7 million gain on extinguishment of debt.

        Goodwill and Intangible Assets:    During fiscal year 2010, we recorded a charge of $20.2 million for the impairment of goodwill related to reporting units within our Environmental and Energy operating segments. The key factor contributing to the goodwill impairment was a decline in actual and forecasted financial performance as a result of weak economic conditions as our clients take a cautious approach to starting large-scale capital improvement projects. During fiscal year 2010, we incurred $1.6 million of accelerated amortization expense relating to certain customer relationship intangible assets.

        Accretion Charges on Preferred Stock:    On June 1, 2009, we sold 7,209 shares of a new Series A Convertible Preferred Stock, $0.10 par value (the "Preferred Stock"), for $2,150 per share (the "2009 Private Placement") pursuant to a stock purchase agreement by and among us and three of our existing shareholders and related entities. The 2009 Private Placement resulted in proceeds of $15.3 million, net of issuance costs of $0.2 million of which $0.1 million were paid as of June 30, 2009. In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC 470-20-55-20, it was determined that the conversion price was at a discount to fair value. The value of this discount (the beneficial conversion feature) was $13.7 million. The beneficial conversion feature, a non-cash item, was deducted from the carrying value of the Preferred Stock and is being accreted over 18 months, the period at the end of which the Preferred Stock converts to common stock. The accretion is treated as a preferred stock dividend. During the fiscal years 2010 and 2009, we recorded accretion charges on preferred stock of $6.4 million and $0.2 million, respectively.

        Federal and State Income Tax Benefit:    The federal and state income tax benefit was $4.2 million for fiscal year 2010 from a tax provision of $3.9 million for the same period in the prior year primarily related to uncertain tax positions. We recognized a net tax benefit of $4.2 million in fiscal year 2010 primarily due to: (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry back an applicable NOL for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carry back our fiscal year 2008 NOL for a tax benefit of $2.8 million, which amount was collected in fiscal year 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the NOL law change which resulted in an income tax benefit of $1.9 million.

        We are currently under an IRS examination for the fiscal years 2003 through 2008. During fiscal year 2009, the IRS formally assessed us certain adjustments related to Exit Strategy projects. We do not agree with these adjustments and have protested the assessments. If the IRS prevails in its position, our federal income tax due for the fiscal years 2003 through 2008 would be $9.9 million (including interest). Although the final resolution of the adjustment is uncertain, management increased the gross unrecognized tax benefits under the measurement principles of ASC Topic 740, Income Taxes, during fiscal year 2009.

        Gain on Extinguishment:    In fiscal year 2001 we made an investment in a privately held energy services contracting company ("Co-Energy LLC") that specialized in the installation of ground source heat pump systems. Over its history, Co-Energy LLC incurred significant losses. During December 2009, in connection with the dissolution of Co-Energy LLC, a consolidated entity, we were legally released from an aggregate of $1.7 million of loans extended to Co-Energy LLC by a party unrelated to us. The loans were extinguished because Co-Energy LLC had no assets at the time of dissolution. The lender did not have an equity interest in us and received no claims, rights or enhancement as a result of the extinguishment. Consequently, we recognized a $1.7 million gain on extinguishment of debt during fiscal year 2010.

Fiscal Year 2009

        The net loss applicable to our common shareholders of $24.1 million for fiscal year 2009 included:

  •
  a $21.4 million impairment charge for goodwill and intangible assets; and

  •
  a $3.9 million provision for income taxes primarily related to uncertain tax positions.

        Goodwill and Intangible Assets:    During fiscal year 2009, we performed a goodwill assessment and concluded that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $19.3 million and an intangible asset impairment charge of $2.1 million.

        Federal and State Income Tax Provision:    During fiscal year 2009, we recorded a provision for income taxes of $3.9 million primarily related to uncertain tax positions. We are currently under an IRS examination for the fiscal years 2003 through 2008. During fiscal year 2009, the IRS formally assessed us certain adjustments related to Exit Strategy projects. Although the final resolution of the adjustment is uncertain, management increased the gross unrecognized tax benefits under the measurement principles of ASC Topic 740, Income Taxes ("ASC Topic 740"), during fiscal year 2009.

Fiscal Year 2008

        The net loss applicable to our common shareholders of $109.1 million for fiscal year 2008 included:

  •
  a $77.3 million impairment charge for goodwill and intangible assets;

  •
  a $12.1 million deferred tax provision which included a valuation allowance to fully reserve for our deferred tax assets;

  •
  a $3.2 million charge for restructuring actions initiated in fiscal year 2008;

  •
  $9.8 million of legal expenses, including defense and settlement expenses; and

  •
  $7.4 million of losses on certain joint ventures and contracts.

        Goodwill and Intangible Assets:    During fiscal year 2008, we performed a goodwill assessment and concluded that an impairment of goodwill existed and recorded a non-cash goodwill impairment charge of $76.7 million and an intangible asset impairment charge of $0.6 million during fiscal year 2008.

        Deferred Tax Assets:    During fiscal year 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, a deferred tax provision of $12.1 million was recorded in fiscal year 2008 to provide a valuation allowance against our deferred tax assets.

        Restructuring:    In order to reduce operating costs and improve our operating efficiency, we implemented a restructuring plan in the fourth quarter of fiscal year 2008. Under the restructuring plan, we reduced our workforce by 71 employees and consolidated or closed 14 office facilities. A charge of $3.2 million was recorded in fiscal year 2008 related to those actions.

        Legal Costs:    Legal and related costs included approximately $4.8 million for legal defense costs and $5.0 million for reserves and uninsured settlements.

        Certain Joint Ventures and Project Losses:    Approximately $3.8 million of the loss was related to our investment in the Rochester Power Delivery Joint Venture ("RPD JV"). In fiscal year 2006, we formed the RPD JV with two other companies to design and construct a $114.8 million electrical transmission and distribution system for Rochester Gas and Electric. During fiscal year 2008, the joint venture substantially increased the estimated contract costs to an amount in excess of the contract value by approximately $10.0 million of which our proportionate share was 33.3%, or $3.3 million. Approximately $3.6 million of the loss for fiscal year 2008 was related to a significant loss incurred on another project.

Consolidated Results

  Fiscal Year 2010 Compared to Fiscal Year 2009

        The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2010 and 2009:

	Years Ended June 30,		Change
(Dollars in thousands)	2010	2009	$	%
Gross revenue	$330,575	$432,517	$(101,942)	(23.6)%
Less subcontractor costs and other direct reimbursable charges	100,476	177,713	(77,237)	(43.5)

Net service revenue	230,099	254,804	(24,705)	(9.7)
Interest income from contractual arrangements	596	1,859	(1,263)	(67.9)
Insurance recoverables and other income	8,844	19,539	(10,695)	(54.7)
Cost of services	203,221	227,217	(23,996)	(10.6)
General and administrative expenses	27,128	32,936	(5,808)	(17.6)
Provision for doubtful accounts	2,344	3,952	(1,608)	(40.7)
Goodwill and intangible asset write-offs	20,249	21,438	(1,189)	(5.5)
Depreciation and amortization	8,049	7,322	727	9.9

Operating loss	(21,452)	(16,663)	4,789	28.7
Interest expense	(1,003)	(2,925)	(1,922)	(65.7)
Gain on extinguishment of debt	1,716	—	1,716	100.0

Loss from operations before taxes and equity in losses	(20,739)	(19,588)	1,151	5.9
Federal and state income tax (benefit) provision	(4,210)	3,871	(8,081)	(208.8)

Loss from operations before equity in losses	(16,529)	(23,459)	(6,930)	(29.5)
Equity in losses from unconsolidated affiliates	(45)	(449)	(404)	(90.0)

Net loss	(16,574)	(23,908)	(7,334)	(30.7)
Net loss applicable to noncontrolling interest	(125)	—	(125)	(100.0)

Net loss applicable to TRC Companies, Inc.	(16,449)	(23,908)	(7,459)	(31.2)
Accretion charges on preferred stock	6,431	215	6,216	2,891.2

Net loss applicable to TRC Companies, Inc.'s common shareholders	$(22,880)	$(24,123)	$(1,243)	(5.2)%

        Gross revenue decreased $101.9 million, or 23.6%, to $330.6 million for fiscal year 2010 from $432.5 million for fiscal year 2009. Overall, requirements for work performed by our subcontractors that generated much of our gross revenue growth in prior years have declined. Specifically, current year revenue in our Environmental operating segment decreased $47.0 million due primarily to the wind-down of a large commercial development Exit Strategy project and the completion of several large environmental compliance projects. Gross revenue in our Energy operating segment declined by $39.8 million primarily due to reduced activity on electric transmission and distribution projects and, in particular, engineering, procurement and construction ("EPC") contracts which generate significant amounts of gross revenue due to the large amount of equipment and substantial subcontracting requirements. The remainder of the decrease was primarily attributable to the wind-down of a large transportation design project in our infrastructure operating segment.

        NSR decreased $24.7 million, or 9.7%, to $230.1 million for fiscal year 2010 from $254.8 million for fiscal year 2009. The decrease was partially due to a $9.3 million reduction in our environmental operating segment primarily related to: (1) the completion of several large environmental compliance contracts which reduced NSR by approximately $6.3 million and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $4.0 million. These contracts have not been replaced at the same level primarily due to the economic downturn. In addition, NSR in our Energy operating segment declined by $8.4 million as work associated with certain EPC contracts was lower than the prior year by approximately $10.2 million, and NSR for our Infrastructure operating segment decreased by $7.4 million primarily due to: (1) personnel departures resulting from certain actions taken to eliminate low margin work and (2) the wind-down of a large transportation design project.

        Interest income from contractual arrangements decreased $1.3 million, or 67.9%, to $0.6 million for fiscal 2010 from $1.9 million for fiscal year 2009 primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal year 2010 compared to fiscal year 2009.

        Insurance recoverables and other income decreased $10.7 million, or 54.7%, to $8.8 million for fiscal year 2010 from $19.5 million for fiscal year 2009. During fiscal year 2009, three Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In fiscal year 2010, we did not experience similar estimated cost increases.

        COS decreased $24.0 million, or 10.6%, to $203.2 million for fiscal year 2010 from $227.2 million for fiscal year 2009. The decrease was related, in part, to a $9.8 million decrease in Exit Strategy contract loss reserves. As discussed above, increases to our Exit Strategy cost estimates did not occur at the same level in the current year as compared to the prior year. The remainder of the decrease in COS, to a large extent, corresponded to the reduction in NSR. Specifically, the decrease was related to an $11.7 million decrease in labor and fringe costs and a $3.2 million decrease in bonus expense. As a percentage of NSR, COS was 88.3% and 89.2% for fiscal years 2010 and 2009, respectively.

        G&A expenses decreased $5.8 million, or 17.6%, to $27.1 million for fiscal year 2010 from $32.9 million for fiscal year 2009. The decrease was primarily attributable to a $2.5 million decrease in external legal fees and litigation settlement costs and a $1.3 million decrease in accounting fees. In addition, corporate salary expense, bonus expense and fringe benefit costs decreased $1.0 million primarily due to reduced headcount and incentive compensation costs. The remainder of the decrease was primarily attributable to reduced facility costs.

        The provision for doubtful accounts decreased $1.6 million, or 40.7%, to $2.3 million for fiscal year 2010 from $3.9 million for fiscal year 2009. The decrease was primarily due to the corresponding decrease in revenues and the collection of a receivable in the current year that was reserved for in a prior year.

        We assessed the recoverability of goodwill during the first, second and fourth quarters of fiscal year 2010. In performing the goodwill assessments, we utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The aggregate fair value of our reporting units declined from the December 25, 2009 valuation to the April 26, 2010 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies. These declines were primarily driven by the U.S recession and its negative impact on several of our key markets, resulting in delays, curtailments and cancellations of proposed and existing projects, which decreased the overall demand for our services. The fair value of three of our reporting units with goodwill did not exceed its carrying value in the fourth quarter of fiscal year 2010, resulting in a goodwill impairment charge of $20.2 million. During fiscal year 2009, an impairment charge of $19.3 million was recorded to write down the carrying value of goodwill, and an impairment charge of $2.1 million was recorded related to certain customer relationships intangible assets.

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

        Depreciation and amortization increased $0.7 million, or 9.9%, to $8.0 million for fiscal year 2010 from $7.3 million for fiscal year 2009. The increase was primarily related to $1.6 million of accelerated amortization expense relating to certain customer relationship intangible assets which was partially offset by a decrease due to technology equipment becoming fully depreciated in the prior year.

        Interest expense decreased $1.9 million, or 65.7%, to $1.0 million for fiscal year 2010 from $2.9 million for fiscal year 2009. We received $15.3 million of net proceeds from the preferred stock offering in June 2009 and utilized the proceeds to pay down our revolving credit facility. The average outstanding balance on our credit facility during fiscal year 2010 was zero compared to an average outstanding balance of $18.4 million for the same period in the prior year.

        Federal and state income tax benefit was $4.2 million for fiscal year 2010 from a tax provision of $3.9 million for the same period in the prior year primarily related to uncertain tax positions. We recognized a net tax benefit of $4.2 million in fiscal year 2010 primarily due to: (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry back an applicable NOL for a period of 3, 4, or 5 years to offset taxable income in those preceding years and enabling us to carry back our fiscal year 2008 NOL for a tax benefit of $2.8 million, which amount was collected in fiscal year 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the NOL law change which resulted in an income tax benefit of $1.9 million.

        Equity in losses from unconsolidated affiliates, net of taxes, decreased $0.4 million, to $0.1 million in fiscal year 2010 from $0.5 million in fiscal year 2009. The fiscal year 2009 results were negatively impacted by a $0.4 million impairment charge on our investment in Environmental Restoration, LLC.

  Fiscal Year 2009 Compared to Fiscal Year 2008

        The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2009 and 2008:

	Years Ended June 30,		Change
(Dollars in thousands)	2009	2008	$	%
Gross revenue	$432,517	$465,079	$(32,562)	(7.0)%
Less subcontractor costs and other direct reimbursable charges	177,713	196,870	(19,157)	(9.7)

Net service revenue	254,804	268,209	(13,405)	(5.0)
Interest income from contractual arrangements	1,859	3,944	(2,085)	(52.9)
Insurance recoverables and other income	19,539	6,123	13,416	219.1
Cost of services	227,217	241,647	(14,430)	(6.0)
General and administrative expenses	32,936	40,077	(7,141)	(17.8)
Provision for doubtful accounts	3,952	3,708	244	6.6
Goodwill and intangible asset write-offs	21,438	77,267	(55,829)	(72.3)
Depreciation and amortization	7,322	8,051	(729)	(9.1)

Operating loss	(16,663)	(92,474)	(75,811)	(82.0)
Interest expense	(2,925)	(3,936)	(1,011)	(25.7)

Loss from operations before taxes and equity in losses	(19,588)	(96,410)	(76,822)	(79.7)
Federal and state income tax provision	3,871	12,296	(8,425)	(68.5)

Loss from operations before equity in losses	(23,459)	(108,706)	(85,247)	(78.4)
Equity in losses from unconsolidated affiliates	(449)	(505)	(56)	(11.1)

Net loss	(23,908)	(109,211)	(85,303)	(78.1)
Net loss applicable to noncontrolling interest	—	(62)	62	(100.0)

Net loss applicable to TRC Companies, Inc.	(23,908)	(109,149)	(85,241)	(78.1)
Accretion charges on preferred stock	215	—	215	100.0

Net loss applicable to TRC Companies, Inc.'s common shareholders	$(24,123)	$(109,149)	$(85,026)	(77.9)%

        Gross revenue decreased $32.6 million, or 7.0%, to $432.5 million for fiscal year 2009 from $465.1 million for fiscal year 2008. The wind-down of a large EPC contract in our Energy operating segment resulted in approximately $19.3 million of the decrease. The EPC project was replaced by traditional energy service engineering projects which had lower levels of subcontracting requirements and, therefore, generated less gross revenue. In addition, fiscal year 2009 gross revenue decreased by approximately $11.0 million from the effect of personnel departures resulting from the restructuring plan that was implemented at the end of fiscal year 2008 and the associated decline in billable hours. Further, in fiscal year 2008 we received a change order for approximately $5.1 million for several outstanding claims related to a design-build infrastructure project on which we were a subcontractor, and there was no similar event in fiscal year 2009. The reductions in gross revenue were partially offset by revenue growth of $3.9 million from our Exit Strategy contracts, particularly work associated with a commercial development site in New York.

        NSR decreased $13.4 million, or 5.0%, to $254.8 million for fiscal year 2009 from $268.2 million for fiscal year 2008. The decrease was primarily attributable to the effect of the $5.1 million design-build change order which was received in fiscal year 2008. In addition, fiscal year 2009 NSR decreased by approximately $9.1 million from the effect of personnel departures resulting from the restructuring plan that was implemented at the end of fiscal year 2008.

        Interest income from contractual arrangements decreased $2.1 million, or 52.9%, to $1.8 million for fiscal year 2009 from $3.9 million for fiscal year 2008 primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal year 2009 compared to fiscal year 2008.

        Insurance recoverables and other income increased $13.4 million, or 219.1%, to $19.5 million for fiscal year 2009 from $6.1 million for fiscal year 2008. The increase primarily relates to three Exit Strategy projects that had estimated cost increases which are expected to exceed the project specific restricted investments and be funded by the project specific insurance policies procured at project inception to cover, among other things, cost overruns.

        COS decreased $14.4 million, or 6.0%, to $227.2 million for fiscal year 2009 from $241.6 million for fiscal year 2008. The decrease was primarily attributable to costs savings realized from various restructuring activities undertaken in fiscal year 2008. Specifically, payroll and fringe benefit costs decreased $13.0 million and facility/occupancy costs decreased $2.2 million. In addition, marketing and travel expenses decreased by $2.2 million primarily related to our ongoing initiative to reduce operating costs. These decreases were partially offset by a $5.5 million increase in contract loss reserves primarily related to certain Exit Strategy projects that had estimated cost increases during fiscal year 2009. As a percentage of NSR, COS was 89.2% and 90.1% for fiscal years 2009 and 2008, respectively.

        G&A expenses decreased $7.2 million, or 17.8%, to $32.9 million for fiscal year 2009 from $40.1 million for fiscal year 2008. The decrease was primarily related to a $3.1 million decrease in costs related to litigation. Legal and related costs were substantially higher in fiscal year 2008 compared to fiscal year 2009 and included expenses of approximately $4.8 million for legal defense costs and $5.0 million for reserves and uninsured settlements. In fiscal year 2009, we did not incur these costs to the same extent. In addition, corporate labor and fringe benefit costs decreased $1.0 million due to headcount reductions. Further, charges related to restructuring activities, principally severance and facility costs, decreased by $1.6 million during the current fiscal year.

        The provision for doubtful accounts increased $0.2 million, or 6.6%, to $3.9 million for fiscal year 2009 from $3.7 million for fiscal year 2008. The increase was primarily due to bad debt expense recorded for increased collections risk in light of economic uncertainty.

        Impairment charges of $19.3 million and $76.7 million were recorded to write down the carrying value of goodwill, and impairment charges of $2.1 million and $0.6 million were recorded related to certain customer relationships intangible assets during fiscal years 2009 and 2008, respectively, as previously discussed.

        Depreciation and amortization decreased $0.7 million, or 9.1%, to $7.3 million for fiscal year 2009 from $8.1 million for fiscal year 2008. The decrease in depreciation and amortization expense for fiscal year 2009 is primarily due to the fact that we consolidated or closed 14 offices and impaired certain assets associated with those offices in fiscal year 2008. Also, we impaired certain intangible assets during fiscal years 2009 and 2008 resulting in a decrease in amortization expense.

        Interest expense decreased $1.0 million, or 25.7%, to $2.9 million for fiscal year 2009 from $3.9 million for fiscal year 2008. The decrease was primarily due to a decrease in the average outstanding balance on our credit facility from $29.3 million for fiscal year 2008 to $18.4 million for fiscal year 2009. The decrease in the average outstanding balance on our credit facility from fiscal year 2008 is primarily due to the $15.3 million of net proceeds received from the preferred stock offering.

        The federal and state income tax provision decreased $8.4 million to $3.9 million for fiscal year 2009 from a tax provision of $12.3 million for the same period of the prior year. During fiscal year 2008 we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income or reversals of existing temporary differences. Accordingly, we recorded a deferred tax provision of

$12.1 million which included a valuation allowance to fully reserve for our deferred tax assets. In fiscal year 2009 we realized a $1.0 million federal income tax refund related to a prior year amended federal tax return. During fiscal year 2009 the IRS formally assessed us certain adjustments related to Exit Strategy projects. We do not agree with these adjustments and have protested the assessments. If the IRS prevails in its position, our federal income tax due for the fiscal years 2003 through 2008 would be $9.9 million (including interest). Although the final resolution of the adjustment is uncertain, management has increased the gross unrecognized tax benefits under the measurement principles of ASC Topic 740 during fiscal year 2009.

        Equity in losses from unconsolidated affiliates, net of taxes, decreased $0.1 million, to $0.4 million in fiscal year 2009 from $0.5 million in fiscal year 2008. The fiscal year 2009 and 2008 results were negatively impacted by a $0.4 million and a $0.5 million impairment charge, respectively, on an investment in Environmental Restoration, LLC.

  Costs and Expenses as a Percentage of NSR

        The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for fiscal years 2010, 2009 and 2008:

	2010	2009	2008
Net service revenue	100.0%	100.0%	100.0%

Interest income from contractual arrangements	0.3	0.7	1.5
Insurance recoverables and other income	3.8	7.7	2.3
Operating costs and expenses:
Cost of services	88.3	89.2	90.1
General and administrative expenses	11.8	12.9	14.9
Provision for doubtful accounts	1.0	1.6	1.4
Goodwill and intangible asset write-offs	8.8	8.4	28.8
Depreciation and amortization	3.5	2.9	3.0

Total operating costs and expenses	113.4	115.0	138.2

Operating loss	(9.3)	(6.6)	(34.4)
Interest expense	(0.4)	(1.1)	(1.5)
Gain on extinguishment of debt	0.7	—	—

Loss from operations before taxes and equity in losses	(9.0)	(7.7)	(35.9)
Federal and state income tax (benefit) provision	(1.8)	1.5	4.6

Loss from operations before equity in losses	(7.2)	(9.2)	(40.5)
Equity in losses from unconsolidated affiliates	—	(0.2)	(0.2)

Net loss	(7.2)	(9.4)	(40.7)
Net loss applicable to noncontrolling interest	(0.1)	—	—

Net loss applicable to TRC Companies, Inc.	(7.1)	(9.4)	(40.7)
Accretion charges on preferred stock	2.8	0.1	—

Net loss applicable to TRC Companies, Inc.'s common shareholders	(9.9)%	(9.5)%	(40.7)%

Additional Information by Reportable Operating Segment

  Energy Operating Segment Results

	Fiscal Year
	2010	2009	Change
Gross revenue	$77,035	$116,868	$(39,833)	(34.1)%
Net service revenue	$59,554	$67,964	$(8,410)	(12.4)%
Segment profit	$8,572	$15,327	$(6,755)	(44.1)%

        Gross revenue decreased $39.8 million, or 34.1%, to $77.0 million for fiscal year 2010 from $116.9 million for fiscal year 2009. The Energy operating segment experienced a decline in gross revenue in fiscal year 2010 due to a slowdown in electric transmission and distribution spending and a reduction of large project awards throughout fiscal year 2010. Specifically, gross revenue generated by engineer, procure and construct ("EPC") contracts for fiscal year 2010 was lower than fiscal year 2009 by approximately $41.1 million. EPC projects were, to some extent, replaced by traditional energy service projects which had lower levels of subcontracting requirements and, therefore, generated less gross revenue.

        NSR decreased $8.4 million, or 12.4%, to $59.6 million for fiscal year 2010 from $68.0 million for fiscal year 2009. The Energy operating segment experienced a decline in NSR in fiscal year 2010, due to the aforementioned slowdown in electric transmission and distribution spending. In particular, many of our clients have delayed previously scheduled investments in large, multi-year capital projects throughout fiscal year 2010. Consequently, as several of our major EPC contracts wound down, we experienced a decline in NSR. We are seeing the early signs of renewed client interest in large scale capital investments which have historically resulted in EPC contract awards; however, the timing and award of these projects remains uncertain. The decrease in NSR related to delayed EPC contract awards was, in part, replaced by an increase in demand for our energy efficiency program management services.

        The Energy operating segment's profit decreased $6.7 million, or 44.1%, to $8.6 million for fiscal year 2010 from $15.3 million for fiscal year 2009. The decline in the Energy operating segment's profit for fiscal year 2010 is primarily related to the decline in NSR. As described above, our clients are delaying large scale capital investments and, alternatively, are focusing on smaller, competitively bid maintenance projects. Increased competition for these smaller maintenance projects and reduced bookings of new awards resulted in lower segment profit margins. As a percentage of NSR, the Energy operating segment's profit decreased to 14.4% in fiscal year 2010 from 22.6% in the prior year.

  Environmental Operating Segment Results

	Fiscal Year
	2010	2009	Change
Gross revenue	$195,332	$242,301	$(46,969)	(19.4)%
Net service revenue	$120,431	$129,698	$(9,267)	(7.1)%
Segment profit	$25,170	$24,532	$638	2.6%

        Gross revenue decreased $47.0 million, or 19.4%, to $195.3 million for fiscal year 2010 from $242.3 million for fiscal year 2009. We experienced lower activity in our Environmental operating segment due, in part, to the completion of several major compliance projects which reduced revenue by approximately $19.5 million for fiscal year 2010 when compared to fiscal year 2009. In addition, the wind-down of a large commercial development Exit Strategy project reduced gross revenue by approximately $17.8 million for fiscal year 2010 when compared to fiscal year 2009. The remainder of the decrease was primarily attributable to a change in project mix, particularly with remediation projects where we experienced lower subcontracting requirements.

        NSR decreased $9.3 million, or 7.1%, to $120.4 million for fiscal 2010 from $129.7 million for fiscal year 2009. The decrease in NSR for fiscal year 2010 was primarily related to (1) adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $2.8 million and (2) the wind-down of a large commercial development Exit Strategy project which reduced NSR by approximately $4.0 million. The remainder of the decrease was due to lower activity in our environmental operating segment due to the completion of several major compliance projects These contracts have not been replaced at the same level primarily due to the decrease in capital spending on oil and gas pipelines, energy exploration and distribution projects, and new electrical generation sources.

        The Environmental operating segment's profit increased $0.6 million, or 2.6%, to $25.2 million for fiscal year 2010 from $24.5 million for fiscal year 2009. The increase in the Environmental operating segment's profit for fiscal year 2010 was primarily due to improved execution resulting in higher margins as compared to the same period in the prior year as well as the positive impact of cost saving measures implemented during fiscal year 2010. As a percentage of NSR, the Environmental operating segment's profit increased to 20.9% in fiscal year 2010 from 18.9% in the prior year.

  Infrastructure Operating Segment Results

	Fiscal Year
	2010	2009	Change
Gross revenue	$59,446	$70,305	$(10,859)	(15.4)%
Net service revenue	$46,636	$54,034	$(7,398)	(13.7)%
Segment profit	$4,565	$5,696	$(1,131)	(19.9)%

        Gross revenue decreased $10.9 million, or 15.4%, to $59.4 million for fiscal year 2010 from $70.3 million for fiscal year 2009. The decrease in gross revenue for our Infrastructure operating segment was primarily due the wind-down of a large transportation design project.

        NSR decreased $7.4 million, or 13.7%, to $46.6 million for fiscal year 2010 from $54.0 million for fiscal year 2009. The decrease in NSR for our Infrastructure operating segment was primarily due to the aforementioned personnel departures resulting from certain actions taken to limit low margin work and the wind-down of a large transportation design project.

        The Infrastructure operating segment's profit decreased $1.1 million, or 19.9%, to $4.6 million for fiscal year 2010 from $5.7 million for fiscal year 2009. The Infrastructure operating segment's profit decreased primarily due to the above described decrease in NSR. This decrease was partially mitigated by $6.3 million of lower costs, principally labor and fringe. The reduction in costs was due to the implementation of various cost-control measures in response to the current economic downturn. As a percentage of NSR, the Infrastructure operating segment's profit decreased to 9.8% in fiscal year 2010 from 10.5% in the prior year.

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

  Fiscal Year 2010 Compared to Fiscal Year 2009

        Cash flows provided by operating activities were $11.1 million for fiscal year 2010, compared to $21.0 million of cash provided for fiscal year 2009. Sources of cash provided by operating assets and liabilities for fiscal year 2010 totaled $38.2 million and primarily consisted of the following: (1) a $19.3 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $10.5 million decrease in accounts receivable due to a reduction in gross revenue; and (3) a $3.2 million decrease in long-term prepaid insurance. Sources of cash provided by operating assets and liabilities during fiscal year 2010 were offset by uses of cash from operating assets and liabilities totaling $41.9 million consisting primarily of the following: (1) a $14.8 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; (2) an $8.3 million increase in insurance recoverable due to estimated cost increases on certain Exit Strategy projects that will be funded by project-specific insurance policies; (3) an $8.2 million decrease in accounts payable primarily due to a reduction in the subcontractor costs and other direct reimbursable charges and the timing of payments to vendors; and (4) a $7.5 million decrease in accrued compensation and benefits primarily due to the payment of employee bonuses. In addition, non-cash items during this period resulted in net expenses of $31.3 million. The non-cash expense items of $33.2 million consisted primarily of the following: (1) $20.2 million for goodwill impairment charges; (2) $8.0 million for depreciation and amortization of which $1.6 million was due to the acceleration of amortization expense relating to certain customer relationship intangible assets; (3) $2.3 million for the provision for doubtful accounts; and (4) $1.9 million for stock-based compensation expense. The non-cash expense items were offset by non-cash income of $1.9 million primarily related to a $1.7 million gain on extinguishment of debt in connection with the dissolution of Co-Energy LLC.

        Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 93 days as of June 30, 2010 from 85 days as of June 30, 2009 primarily due to the decrease in gross revenue and the timing of collections. Our goal is to maintain DSO at less than 90 days.

        Under Exit Strategy contracts the majority of the contract price is typically deposited into a restricted account with an insurer. The funds in the restricted account are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for deposited funds to earn interest at the one-year constant maturity T-Bill rate. If the actual interest rate earned on the deposited funds is less than the rate anticipated when the contract was executed, over time the balance in the restricted account may be less than originally expected. However, there is typically an insurance policy paid for by the client which provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount which is typically significantly in excess of the estimated cost of remediation.

        Cash used in investing activities was approximately $2.7 million during fiscal year 2010, compared to $2.2 million used in fiscal year 2009. Cash used consisted primarily of $3.4 million for property and equipment, $0.7 million for earnout payments made on a prior year acquisition, and $0.1 million for the acquisition of a business, which were primarily offset by $1.3 million from restricted investments and $0.1 million of proceeds from the sale of fixed assets.

        Cash used in financing activities was approximately $2.2 million during fiscal year 2010, compared to $11.6 million used in fiscal year 2009. Cash used consisted of $4.2 million for payments made on long-term debt, $0.3 million for payments made for employee tax withholdings related to the cancellation of shares, and $0.1 million for issuance costs related to convertible preferred stock which was offset by $2.5 million of borrowings in fiscal year 2010 which have been repaid as of June 30, 2010.

  Fiscal Year 2009 Compared to Fiscal Year 2008

        Cash flows provided by operating activities were $21.0 million for fiscal year 2009, compared to $3.8 million provided for fiscal year 2008. Sources of cash provided by operating assets and liabilities for fiscal year 2009 totaled $64.2 million and primarily consisted of the following: (1) a $24.8 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $15.6 million decrease in accounts receivable due to a reduction in gross revenue and a reduction in the number of days sales outstanding; and (3) a $10.2 million increase in other accrued liabilities primarily related to contract losses recorded on Exit Strategy projects to be funded from the insurance recoverable discussed below. Sources of cash provided by operating assets and liabilities during fiscal year 2009 were offset by uses of cash from operating assets and liabilities totaling $57.1 million consisting primarily of the following: (1) a $24.3 million decrease in our deferred revenues due primarily to work performed on Exit Strategy contracts; (2) an $18.4 million increase in insurance recoverable due to estimated cost increases on certain Exit Strategy projects that will be funded by project specific insurance policies; and (3) an $11.4 million decrease in accounts payable primarily due to a reduction in subcontractor costs. In addition, non-cash expenses during this period were $37.7 million. These non-cash expenses consisted primarily of the following: (1) $21.4 million for impairment charges of which $19.3 million related to goodwill and $2.1 million related to certain customer relationships intangible assets; (2) $7.3 million for depreciation and amortization; (3) $4.0 million for the provision for doubtful accounts; and (4) $2.3 million for stock-based compensation expense.

        Cash used in investing activities was approximately $2.2 million during fiscal year 2009, compared to $2.3 million used in fiscal year 2008. Cash used consisted primarily of $3.8 million for property and equipment additions, which was offset by $1.6 million of cash collected from restricted investments and $0.1 million of proceeds received from the sale of fixed assets.

        Cash used in financing activities was approximately $11.6 million during fiscal year 2009, compared to $0.6 million used in fiscal year 2008. Cash used consisted of $27.0 million to pay down the balance outstanding on our credit facility and $0.1 million for payments on long-term debt which was offset by $15.4 million of net proceeds from the issuance of preferred stock and $0.1 million of proceeds from the exercise of stock options.

  Long-Term Debt

        Long-term debt as of June 30, 2010 and 2009 is comprised of the following (in thousands):

	2010	2009
Revolving credit facility	$—	$—
Subordinated debt:
Federal Partners note payable, net of unamortized discount of $0 and $9 as of June 30, 2010 and 2009, respectively	5,000	4,991
CAH note payable	2,700	3,200
Registration rights notes payable	—	600
Other notes payable	1,016	2,788
Lease financing obligations	728	906
Capital lease obligations	—	16

	9,444	12,501
Less current portion	3,629	4,632

Long-term debt	$5,815	$7,869

        On July 17, 2006, we and substantially all of our subsidiaries, (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo") as the lead lender and administrative agent with Textron Financial Corporation ("Textron") subsequently participating as an additional lender. The Credit Agreement, as amended, provided us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. In June 2009, a $15.0 million syndication reserve was established which reduces the maximum revolver amount from $50.0 million to $35.0 million subject to increase upon Wells Fargo completing a syndication to replace Textron as a participant in the facility. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

        Under the Credit Agreement we must maintain average monthly backlog of $190.0 million and, depending on borrowing capacity, maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $4.2 million for the trailing 12 month periods measured at the end of each fiscal quarter in fiscal year 2010; and $6.1 million, $9.2 million, $10.9 million and $12.4 million, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provides an aggregate allowance for cost reduction efforts, as defined in the Credit Agreement as restructuring charges, in the amount of $3.0 million in fiscal year 2010 and $1.25 million in fiscal year 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement. Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10.6 million to $7.5 million for fiscal year 2010 through fiscal year 2012 and $8.5 million for fiscal year 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20.0 million.

        Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies necessarily calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to EBITDA and operating loss for the trailing twelve month periods ended June 30, 2010 and 2009 (in thousands):

	Trailing Twelve Months
	June 30, 2010	June 30, 2009
Operating loss	$(21,452)	$(16,663)
Depreciation and amortization	8,049	7,322

EBITDA	(13,403)	(9,341)
Goodwill and intangible asset write-offs	20,249	21,438
Permitted discretionary cost reduction efforts	1,722	1,500

Consolidated Adjusted EBITDA under the Credit Agreement	$8,568	$13,597

        The actual covenant results as compared to the covenant requirements under the Credit Agreement as of June 30, 2010 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 12 months	$8,568	Must Exceed	$4,200
Average Monthly Backlog	Trailing 3 months	$363,549	Must Exceed	$190,000
Capital Expenditures	Fiscal 2010 year	$3,362	Not to Exceed	$7,500
Fixed Charge Ratio(1)	Trailing 12 months	Not Applicable	Must Exceed	1:00 to 1:00

(1)
As of June 30, 2010, the fixed charge ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million.

        As of June 30, 2010 and 2009, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3.7 million and $6.9 million as of June 30, 2010 and 2009, respectively. Based upon the borrowing base formula, the maximum availability was $30.2 million and $35.0 million as of June 30, 2010 and 2009, respectively. Funds available to borrow under the

Credit Agreement after consideration of the reserve amount were $26.5 million and $28.1 million as of June 30, 2010 and 2009, respectively.

        On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. ("Federal Partners"), a stockholder of ours, pursuant to which we borrowed $5.0 million. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners is an investor in our preferred stock offering. On July 19, 2006, we also issued a ten-year warrant to Federal Partners to purchase up to 66 thousand shares of our common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $0.7 million was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5.0 million was proportionately allocated to the note and the warrant in the amount of $4.4 million and $0.6 million, respectively. The amount allocated to the warrants of $0.6 million was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for fiscal years 2010 and 2009, was $9 thousand and $0.2 million, respectively. The warrant was exercised in fiscal year 2007, for approximately $7 thousand.

        In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase and are currently funding the remediation of the property. In June 2010, we entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million made upon consummation of the extension followed by a second principal payment of $0.25 million due in six months and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. CAH is consolidated into our consolidated financial statements with the other party's ownership interest recorded as a noncontrolling interest.

        In July 2009, we financed $2.5 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.969%. As of June 30, 2010, the balance has been repaid.

        On March 3, 2008, we entered into subordinated notes with Federal Partners, Peter R. Kellogg, Lee I. Kellogg and Charles K. Kellogg pursuant to which we agreed to pay an aggregate of $0.6 million in consideration for the extension of the deadline for registering common stock issued in a fiscal year 2006 private placement. The loans bore interest at a fixed rate of 12.5% per annum and matured on July 19, 2009 at which time they were repaid.

        Based on our current operating plans, we believe that existing cash resources as well as cash forecasted to be generated from operations and availability under our revolving credit facility are adequate to meet our requirements for the foreseeable future, in addition we expect to remain in full compliance with the covenant requirements under the Credit Agreement over the next twelve months.

        Future minimum long-term debt payments as of June 30, 2010 are as follows (in thousands):

Year	Debt	Lease Financing Obligations	Total
2011	$3,450	$179	$3,629
2012	53	178	231
2013	5,058	145	5,203
2014	63	97	160
2015	68	97	165
Thereafter	24	32	56

	$8,716	$728	$9,444

Contractual Obligations

        The following table sets forth, as of June 30, 2010, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates for estimating future interest payment obligations of between 6.50% to 9.25%) under contracts, such as debt and lease agreements.

	Payments due by period(1)
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Revolving credit facility	$—	$—	$—	$—	$—
Subordinated debt:
Federal Partners note payable	5,937	456	5,481	—	—
CAH note payable	2,828	2,828	—	—	—
Other notes payable	1,090	780	146	146	18
Operating leases	49,919	10,826	16,027	10,282	12,784
Lease financing obligations	728	179	323	194	32
Unrecognized tax benefits(2)	4,149	—	—	—	4,149

Total contractual obligations	$64,651	$15,069	$21,977	$10,622	$16,983

(1)
Includes estimated interest.

(2)
Represents liabilities for unrecognized tax benefits related to uncertain tax positions. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.

        We enter into long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites.

        On June 1, 2009, we sold 7,209.302 shares of a new Series A Convertible Preferred Stock, $0.10 par value, for $2,150 per share pursuant to a stock purchase agreement by and among us and three of our existing shareholders and related entities. On December 1, 2010, each share of the preferred stock will automatically convert into 1,000 shares of common stock, or an aggregate of 7,209,302 shares of common stock, subject to adjustment for splits and recapitalization and subject to other anti-dilution protection. Prior to conversion, holders of the preferred stock will be entitled to receive, in preference to holders of common stock or other preferred stock, in the event of a liquidation or sale of the Company, the greater of (i) the original purchase price for the preferred stock; or (ii) the amount they would have received if the preferred stock had been converted to common stock immediately prior to the transaction.

Off-Balance Sheet Arrangements

        As of June 30, 2010, our "Off-Balance Sheet" arrangements, as that term is defined by the Securities and Exchange Commission, included $3.7 million of standby letters of credit issued primarily for outstanding performance or payment bonds. The letters of credit were issued by our bank and renew annually. We also have operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $11.4 million in fiscal year 2010, $11.4 million in fiscal year 2009, and $12.9 million in fiscal year 2008. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in Contractual Obligations.

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

        Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the facility's maturity date. Under its term, the facility matures on July 17, 2013 or earlier at our discretion, upon payment in full of loans and other obligations.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

        We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 13, 2010

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

Years ended June 30,	2010	2009	2008
Gross revenue	$330,575	$432,517	$465,079
Less subcontractor costs and other direct reimbursable charges	100,476	177,713	196,870

Net service revenue	230,099	254,804	268,209

Interest income from contractual arrangements	596	1,859	3,944
Insurance recoverables and other income	8,844	19,539	6,123
Operating costs and expenses:
Cost of services	203,221	227,217	241,647
General and administrative expenses	27,128	32,936	40,077
Provision for doubtful accounts	2,344	3,952	3,708
Goodwill and intangible asset write-offs	20,249	21,438	77,267
Depreciation and amortization	8,049	7,322	8,051

Total operating costs and expenses	260,991	292,865	370,750

Operating loss	(21,452)	(16,663)	(92,474)
Interest expense	(1,003)	(2,925)	(3,936)
Gain on extinguishment of debt	1,716	—	—

Loss from operations before taxes and equity in losses	(20,739)	(19,588)	(96,410)
Federal and state income tax (benefit) provision	(4,210)	3,871	12,296

Loss from operations before equity in losses	(16,529)	(23,459)	(108,706)
Equity in losses from unconsolidated affiliates, net of taxes	(45)	(449)	(505)

Net loss	(16,574)	(23,908)	(109,211)
Net loss attributable to noncontrolling interest	(125)	—	(62)

Net loss applicable to TRC Companies, Inc.	(16,449)	(23,908)	(109,149)
Accretion charges on preferred stock	6,431	215	—

Net loss applicable to TRC Companies, Inc.'s common shareholders	$(22,880)	$(24,123)	$(109,149)

Basic and diluted loss per common share	$(1.17)	$(1.25)	$(5.84)

Basic and diluted weighted average common shares outstanding	19,548	19,272	18,700

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except share data

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,709	$8,469
Accounts receivable, less allowance for doubtful accounts	87,104	99,903
Insurance recoverable—environmental remediation	35,664	27,379
Restricted investments	14,744	28,214
Prepaid expenses and other current assets	9,123	11,032
Income taxes refundable	388	224

Total current assets	161,732	175,221

Property and equipment:
Land and building	480	480
Equipment, furniture and fixtures	41,946	46,727
Leasehold improvements	4,861	4,909

	47,287	52,116
Less accumulated depreciation and amortization	(35,535)	(37,075)

Property and equipment, net	11,752	15,041

Goodwill	14,870	35,119
Investments in and advances to unconsolidated affiliates and construction joint ventures	117	119
Long-term restricted investments	46,426	53,295
Long-term prepaid insurance	44,529	47,766
Other assets	8,369	10,335

Total assets	$287,795	$336,896

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,629	$4,632
Accounts payable	35,871	44,106
Accrued compensation and benefits	22,393	30,029
Deferred revenue	26,486	38,684
Environmental remediation liabilities	623	566
Other accrued liabilities	43,781	41,959

Total current liabilities	132,783	159,976

Non-current liabilities:
Long-term debt, net of current portion	5,815	7,869
Long-term income taxes payable	4,149	6,079
Long-term deferred revenue	102,452	105,008
Long-term environmental remediation liabilities	6,404	7,533

Total liabilities	251,603	286,465

Preferred stock, $.10 par value; 500,000 shares authorized, 7,209 shares issued and outstanding as convertible, liquidation preference value of $22,277 and $28,837 as of June 30, 2010 and 2009, respectively	8,239	1,808

Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 19,637,535 and 19,634,053 shares issued and outstanding, respectively, at June 30, 2010, and 19,357,573 and 19,354,091 shares issued and outstanding, respectively, at June 30, 2009	1,964	1,936
Additional paid-in capital	163,897	168,459
Accumulated deficit	(137,883)	(121,434)
Accumulated other comprehensive income (loss)	133	(305)
Treasury stock, at cost	(33)	(33)

Total shareholders' equity attributable to TRC Companies, Inc.	28,078	48,623
Noncontrolling interest	(125)	—

Total equity	27,953	48,623

Total liabilities and equity	$287,795	$336,896

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years ended June 30,	2010	2009	2008
Cash flows from operating activities:
Net loss	$(16,574)	$(23,908)	$(109,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	8,049	7,322	8,051
Directors deferred compensation	65	106	157
Stock-based compensation expense	1,917	2,256	2,065
Provision for doubtful accounts	2,344	3,952	3,708
Non-cash interest income	145	93	(55)
Deferred income taxes	—	—	12,137
Equity in losses from unconsolidated affiliates and construction joint ventures	50	2,000	4,819
Goodwill and intangible asset write-offs	20,249	21,438	77,267
Gain on extinguishment of debt	(1,716)	—	—
Impairment of other assets	—	340	—
Loss on disposals of assets	402	192	699
Gain on sale of land	—	—	(788)
Other non-cash items	(193)	10	(110)
Changes in operating assets and liabilities:
Accounts receivable	10,455	15,591	4,969
Insurance recoverable—environmental remediation	(8,285)	(18,351)	(2,647)
Income taxes	(2,094)	5,477	373
Restricted investments	19,274	24,836	(16,559)
Prepaid expenses and other current assets	1,994	(1,564)	161
Long-term prepaid insurance	3,237	3,315	3,314
Other assets	227	(70)	6
Accounts payable	(8,243)	(11,417)	2,060
Accrued compensation and benefits	(7,454)	4,795	2,780
Deferred revenue	(14,754)	(24,315)	1,629
Environmental remediation liabilities	(1,072)	(1,343)	(3,048)
Other accrued liabilities	3,054	10,199	11,982

Net cash provided by operating activities	11,077	20,954	3,759

Cash flows from investing activities:
Additions to property and equipment	(3,362)	(3,816)	(6,294)
Restricted investments	1,334	1,627	1,529
Acquisition of assets of Blue Wave Ventures, LLC	(100)	—	—
Earnout payments on acquisitions	(656)	(110)	(1,926)
Proceeds from sale of fixed assets	126	133	328
Investments in and advances to unconsolidated affiliates	(19)	(41)	(126)
Land improvements	—	(6)	(907)
Proceeds from sale of land	—	—	1,845
Proceeds from sale of businesses, net of cash sold	—	—	3,246

Net cash used in investing activities	(2,677)	(2,213)	(2,305)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(26,996)	(3,990)
Payments on long-term debt and other	(4,244)	(118)	(453)
Borrowings of long-term debt and other	2,485	—	50
Payments of issuance costs related to convertible preferred stock	(134)	(75)	—
Shares repurchased to settle tax withholding obligations	(267)	—	—
Proceeds from issuance of convertible preferred stock	—	15,500	—
Proceeds from exercise of stock option and warrants	—	111	3,815

Net cash used in financing activities	(2,160)	(11,578)	(578)

Increase in cash and cash equivalents	6,240	7,163	876
Cash and cash equivalents, beginning of year	8,469	1,306	430

Cash and cash equivalents, end of year	$14,709	$8,469	$1,306

Supplemental cash flow information:
Interest paid	$990	$2,800	$3,706
Income taxes refunded	2,354	747	377
Capital expenditures included in accounts payable	176	168	164
Issuance of common stock	182	—	78
Beneficial conversion feature charge related to convertible preferred stock	—	13,698	—
Net settlement of amount due to/from construction joint venture	—	4,756	—

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In thousands, except share data

	Common Stock					Treasury Stock
				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total TRC Shareholders' Equity
	Number of Shares	Amount	Additional Paid-in Capital			Number of Shares	Amount		Non- Controlling Interest	Total Equity
Balance, June 30, 2007	18,240,509	$1,824	$147,229	$12,453	$256	3,482	$(33)	$161,729	$62	$161,791
Net loss	—	—	—	(109,149)	—	—	—	(109,149)	(62)	(109,211)
Unrealized losses on available for sale securities	—	—	—	—	(194)	—	—	(194)	—	(194)

Total comprehensive loss								(109,343)	(62)	(109,405)
Adoption of ASC Topic 740	—	—	—	(830)	—	—	—	(830)	—	(830)
Issuance of common stock in connection with businesses acquired	9,779	1	77	—	—	—	—	78	—	78
Common stock warrants issued with debt	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	818,574	82	3,733	—	—	—	—	3,815	—	3,815
Dividends and accretion charges on preferred stock	—	—	—	—	—	—	—	—	—	—
Conversion of convertible redeemable preferred stock into common stock	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	6,667	—	2,065	—	—	—	—	2,065	—	2,065
Directors' deferred compensation	18,026	2	155	—	—	—	—	157	—	157

Balance, June 30, 2008	19,093,555	$1,909	$153,259	$(97,526)	$62	3,482	$(33)	$57,671	$—	$57,671
Net loss	—	—	—	(24,123)	—	—	—	(24,123)	—	(24,123)
Unrealized losses on available for sale securities	—	—	—	—	(367)	—	—	(367)	—	(367)

Total comprehensive loss								(24,490)	—	(24,490)
Exercise of stock options	40,500	4	107	—	—	—	—	111	—	111
Beneficial conversion feature charge related to convertible preferred stock	—	—	13,698	—	—	—	—	13,698	—	13,698
Accretion charges on preferred stock	—	—	(215)	215	—	—	—	—	—	—
Warrants	—	—	(656)	—	—	—	—	(656)	—	(656)
Stock-based compensation	200,868	20	2,236	—	—	—	—	2,256	—	2,256
Shares repurchased to settle tax withholding obligations	(14,804)	(1)	(72)	—	—	—	—	(73)	—	(73)
Directors' deferred compensation	37,454	4	102	—	—	—	—	106	—	106

Balance, June 30, 2009	19,357,573	$1,936	$168,459	$(121,434)	$(305)	3,482	$(33)	$48,623	$—	$48,623
Net loss	—	—	—	(16,449)	—	—	—	(16,449)	(125)	(16,574)
Unrealized gain on available for sale securities	—	—	—	—	438	—	—	438	—	438

Total comprehensive loss								(16,011)	(125)	(16,136)
Issuance of common stock	47,998	5	177	—	—	—	—	182	—	182
Accretion charges on preferred stock	—	—	(6,431)	—	—	—	—	(6,431)	—	(6,431)
Stock-based compensation	283,763	28	1,889	—	—	—	—	1,917	—	1,917
Shares repurchased to settle tax withholding obligations	(71,324)	(7)	(260)	—	—	—	—	(267)	—	(267)
Directors' deferred compensation	19,525	2	63	—	—	—	—	65	—	65

Balance, June 30, 2010	19,637,535	$1,964	$163,897	$(137,883)	$133	3,482	$(33)	$28,078	$(125)	$27,953

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except per share data

Note 1. Company Background and Basis of Presentation

        TRC Companies, Inc., through its subsidiaries (collectively, the "Company"), provides integrated engineering, consulting, and construction management services. Its project teams assist its commercial, industrial and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.

        The Company has a history of losses and incurred net losses applicable to the Company's common shareholders of $22,880, $24,123 and $109,149 for fiscal years 2010, 2009 and 2008, respectively. A significant portion of the net losses are the result of non-cash charges related to asset impairments and accretion charges on preferred stock. Although we have incurred net losses in these periods we have generated cash from operations of $11,077, $20,954 and $3,759 in fiscal years 2010, 2009 and 2008, respectively. Additionally, the Company has a revolving credit facility with no amounts outstanding as of June 30, 2010 and $26,527 available for borrowings. The revolving credit facility has a maturity date of July 19, 2012. The Company will continue to focus on improving operating profitability and cash flows from operations through reductions in administrative and general expenses and improvements in cost of services through enhanced project management. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the duration of the credit facility and the foreseeable future.

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements

        Revenue Recognition:    The Company recognizes contract revenue in accordance with Accounting Standards Codification ™ ("ASC") Topic 605, Revenue Recognition ("ASC Topic 605"). Specifically, the Company follows the guidance in ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts which establishes five criteria for using the percentage of completion method. The five criteria are (1) work is performed based on written contracts executed by the parties that clearly specify the goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement, (2) buyers have the ability to satisfy their obligations under the contracts, (3) the contractor has the ability to perform its contractual obligations, (4) the contractor has an adequate estimating process and the ability to estimate reliably both the costs to complete the project and the percentages of contract performance completed and (5) the contractor has a cost accounting system that adequately accumulates and allocates costs in a manner consistent with the estimates produced by the estimating process. The Company earns its revenue from fixed-price, time-and-materials and cost-plus contracts.

Fixed-Price Contracts

        The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method. Under this method of revenue recognition, the Company estimates the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. The Company generally utilizes an efforts-expended, cost-to-cost approach in applying the percentage-of-completion method under which revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred.

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

        The Exit Strategy funds held by the insurer, including any interest growth thereon, are recorded as an asset (current and long-term restricted investment) on the Company's consolidated balance sheets, with a corresponding liability (current and long-term deferred revenue) related to the funds. Consistent with the Company's other fixed-price contracts, the Company recognizes revenue on Exit Strategy contracts using the percentage-of-completion method. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Certain Exit Strategy contracts are classified as pertaining to either remediation or operation, maintenance and monitoring, and, in addition, certain Exit Strategy contracts are segmented, and remediation and operation, maintenance and monitoring are separately accounted for.

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

Time-and-Materials Contracts

        Under time-and-materials contracts the Company negotiates hourly billing rates and charges its clients based on the actual time that it expends on a project. In addition, clients reimburse the Company for actual out-of-pocket costs of materials and other direct reimbursable expenses that it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

incurs in connection with its performance under the contract. The Company's profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that it directly charges or allocates to contracts compared to negotiated billing rates. Revenue on time-and-materials contracts is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs on the projects.

Cost-Plus Contracts

        Cost-Plus Fixed Fee Contracts.    Under the Company's cost-plus fixed fee contracts it charges clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor and non-labor costs it incurs plus the portion of the fixed fee it has earned to date. The Company invoices for its services as revenue is recognized or in accordance with agreed upon billing schedules.

        Cost-Plus Fixed Rate Contracts.    Under the Company's cost-plus fixed rate contracts it charges clients for its costs plus negotiated rates based on its indirect costs. In negotiating a cost-plus fixed rate contract the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. The Company recognizes revenue based on the actual total costs it has expended plus the applicable fixed rate. If the actual total costs are lower than the total costs the Company has estimated, its revenue from that project will be lower than originally estimated.

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

        Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. As of June 30, 2010 and 2009, the Company did not recognize any revenue related to claims.

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

        Stock-Based Compensation—The Company accounts for stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC Topic 718"), which requires the measurement and recognition of compensation expense for all stock-based awards made to the Company's employees and directors including stock options, restricted stock, and other stock-based awards based on estimated fair values.

        The Company estimates the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Total stock-based compensation expense for fiscal years 2010, 2009 and 2008, was $1,917, $2,256 and $2,065, respectively, which consisted of stock-based compensation expense related to stock option awards, restricted stock awards and restricted stock units. There were no stock options exercised during fiscal 2010. For fiscal years 2009 and 2008 stock options and warrants for 41 and 825 shares of the Company's common stock were exercised for proceeds of $111 and $3,815, respectively.

        The Company uses the Black-Scholes option pricing model for determining the estimated grant-date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC Companies, Inc. stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's history and expected dividend payouts. The assumptions used to value stock options granted for fiscal years 2010, 2009 and 2008 are as follows:

Year Ended June 30,
	2010	2009	2008
Risk-free interest rate	1.94% - 2.25%	1.37% - 2.92%	2.18% - 4.62%
Expected life	4.0 years	4.0 - 4.1 years	3.8 - 5.4 years
Expected volatility	72.9% - 75.3%	50.3% - 72.5%	41.0% - 49.3%
Expected dividend yield	None	None	None

        The approximate weighted-average grant date fair values using the Black-Scholes option pricing model of all stock options granted during fiscal years 2010, 2009 and 2008 were $1.88, $1.41 and $3.86, respectively.

        Income Taxes—The Company is required to estimate the provision for income taxes, including the current tax expense together with an assessment of temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences between the financial statement and tax bases of assets and liabilities, together with net operating loss ("NOL") carryforwards and tax credits are recorded as deferred tax assets or liabilities on the consolidated balance sheets. An assessment is required to be made of the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that the deferred asset will not be utilized, a valuation allowance is established. Taxable income in future periods significantly above or below that projected will cause adjustments to the valuation allowance that could materially decrease or increase future income tax expense.

        The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial statements.

        Goodwill and Other Intangible Assets—In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least, annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units utilizing valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach, as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

        Other intangible assets are included in other assets and consist primarily of purchased customer relationships and other intangible assets acquired in acquisitions. The costs of intangible assets with determinable useful lives are amortized on a straight-line basis over the estimated periods benefited. The Company reviews the economic lives of its intangible assets annually.

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

        Preferred Stock—The Company applies the guidance in ASC Topic 480, Distinguishing Liabilities from Equity ("ASC Topic 48"), and Accounting Standards Update ("ASU") 2009-04, Accounting for Redeemable Equity Instruments ("ASU 2009-04"),when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value in accordance with ASC Topic 480. The Company does not have any preferred shares subject to mandatory redemption. Preferred shares not subject to ASC Topic 480 are subject to the classification and measurement principles of ASU 2009-04. In accordance with ASU 2009-04, the Company classified its convertible preferred stock, which is subject to redemption upon the occurrence of a liquidation or sale, events not solely within the Company's control, as temporary equity. Because a liquidation or sale was not probable as of June 30, 2010, an adjustment from the preferred stock's carrying amount to the redemption amount was not required.

        The Company also evaluated whether or not its convertible preferred stock contained embedded conversion features that meet the definition of derivatives under ASC Topic 815, Derivatives and Hedging, and related interpretations. ASC Subtopic 815-15 states that an embedded derivative instrument shall be separated from the host contract and accounted for as a derivative instrument pursuant to the statement if certain criteria are met. The Company's convertible preferred stock did not contain embedded conversion features requiring bifurcation from the host.

        Property and Equipment—Property and equipment are recorded at cost, including costs to bring the equipment into operation. Major improvements to and betterments that extend the useful life of existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the life of the lease or the useful life of the improvements.

        In accordance with ASC Topic 360, Property, Plant and Equipment, the Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.

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

        Voting Interest Entities.    Voting interest entities are entities in which: (i) the total equity investment at risk is insufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. Voting interest entities are consolidated in accordance with ASC Topic 810, Consolidation Variable Interest Entities ("ASC Topic 810"). ASC Topic 810 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has a majority voting interest.

        Variable Interest Entities ("VIE's").    VIE's are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with ASC Topic 810, the Company consolidates all VIEs of which it is the primary beneficiary.

        The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative analysis of the VIE that includes, among other factors, a review of its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

        Equity-Method Investments.    When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity's operating and financial policies (generally defined as owning a voting interest of 20% to 50% for a corporation or 3% - 5% to 50% for a partnership or Limited Liability Company) and has an investment in common stock or in-substance common stock, the Company accounts for its investment in accordance with the equity method of accounting prescribed by ASC Topic 323, Investments—Equity Method and Joint Ventures.

        Joint Venture Arrangements.    The Company executes certain engineering and construction projects through joint venture arrangements with unrelated third parties. The project specific joint ventures are formed in the ordinary course of business to share risks and/or to secure specialty skills required for project execution. In fiscal 2006, the Company, E.S. Boulos Company and O'Connell Electric Company, Inc. formed the Rochester Power Delivery Joint Venture ("RPD JV") to design and construct an electrical transmission and distribution system for Rochester Gas and Electric. The construction of the electrical transmission and distribution system was the single business purpose of the RPD joint venture arrangement. Each joint venture member had a 33.33% interest in RPD JV. The project was completed in fiscal year 2009. The RPD JV was accounted for using the proportionate consolidation method.

        Metuchen Realty Acquisition, LLC ("Metuchen") was a VIE, however, Metuchen was not consolidated because the Company was not the primary beneficiary. The Company had a 50% interest in Metuchen which was established to acquire, remediate, improve and sell a commercial real estate site located in Metuchen, New Jersey. The Company accounted for the investment using the equity method. The Company sold its interest in Metuchen in July 2007 for approximately $3,246. The sale resulted in the recognition of a loss of approximately $17 during fiscal year 2008.

        The Company had a 50% interest in Environmental Restoration LLC ("ER LLC"), which was established to develop a wetland mitigation bank. The Company accounted for the investment using the equity method of accounting. The Company recorded impairment losses related to its investment in ER LLC of $449 and $502 in fiscal years 2009 and 2008, respectively, which are included in equity in losses from unconsolidated affiliates, net of taxes, in the consolidated statements of operations. The impairment loss recorded in fiscal year 2009 resulted in the full impairment of the Company's investment in ER LLC. In June 2010 the Company sold its 50% ownership position in ER, LLC for cash of $25 and a $275 five-year promissory note. The gain on the transaction was deferred as the buyer's initial financial commitment was insufficient to provide economic substance to the transaction. As a result, the gain will be recognized under the installment method, which recognizes income as collections of principal are received.

        In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH") to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase and are currently funding the remediation of the property. In June 2010, the Company entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the extension followed by a second principal payment of $250 due in six

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

months and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. CAH is consolidated into the Company's consolidated financial statements with the other party's ownership interest recorded as a noncontrolling interest.

        Insurance Matters, Litigation and Contingencies—In the normal course of business, the Company is subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves the Company as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. The Company maintains insurance coverage for various aspects of its business and operations, however the Company has elected to retain a portion of losses that may occur through the use of substantial deductibles, limits and retentions under our insurance programs. This practice may subject the Company to some future liability for which it is only partially insured or is completely uninsured. In accordance with ASC Topic 450, Contingencies,("ASC Topic 450") the Company records in its consolidated balance sheets amounts representing its estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, the Company accrues the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on the Company's results of operations and financial position.

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

        As of June 30, 2010 and 2009, $52,564 and $72,840, respectively, of the restricted investments represent deposits which earn interest at the one-year constant maturity U.S. Treasury Bill rate, which rate is reset on the anniversary of each policy. As of June 30, 2010 and 2009 the one-year constant maturity U.S. Treasury Bill rate, for such deposits, ranged from 0.32% to 2.12% and from 0.34% to 2.12% respectively.

        Properties Available for Sale—Included in other assets are certain properties acquired in connection with certain Exit Strategy contracts that are available for sale in the amounts of $6,836 and $6,835 as of June 30, 2010 and 2009, respectively. The properties were recorded at fair value upon acquisition.

        The Company reviews its properties available for sale for impairment when there is an event, or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties available for sale, the Company reduces its carrying value to the fair value less costs to sell. During fiscal years 2010, 2009 and 2008, no impairment losses were recognized.

        Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. In accordance with ASC Subtopic 350-40, Internal-Use Software, the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. During fiscal years 2010 and 2009, capitalized software was amortized over three to five years.

        Leases and Lease Financing Obligations—The Company accounts for leases in accordance with ASC Topic 840, Leases. For lease agreements that provide for escalating rent payments and rent holidays, the Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences when the Company becomes obligated under the terms of the lease agreement.

        ASC Subtopic 840-40-55, Sale-Leaseback Transactions ("ASC Subtopic 840-40-55"), is applied if the Company pays or can be required to pay any portion of construction costs generally associated with tenant improvement costs. ASC Subtopic 840-40-55 requires the Company to be considered the owner, for accounting purposes, of the tenant improvements. Accordingly, the Company records a construction-in-process asset for the tenant improvements with an offsetting lease finance obligation which is included in current and long-term debt in the Company's consolidated balance sheets. These leases typically do not qualify for sale-leaseback treatment in accordance with ASC Subtopic 840-40-55 generally due to the Company's continuing involvement with the property. As a result, the tenant improvements and associated lease financing obligations remain on the Company's consolidated balance sheets when construction is completed. The lease financing obligation is amortized over the lease term based on the payments designated in the lease agreement, and the tenant improvement assets are amortized on a straight line basis over the lesser of their useful lives or the lease term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

        Environmental Remediation Liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with ASC Topic 405, Liabilities, upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability resulting from the completion of the capital phase is included in insurance recoverables and other income. No such income was recorded during the fiscal years ended June 30, 2010 and 2009.

        If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to ASC Topic 410 Asset Retirement and Environmental Obligations ("ASC Topic 410"). Environmental remediation liabilities recorded pursuant to ASC Topic 410 are discounted when the amount and timing of the clean-up activities can be reliably determined. As of June 30, 2010 and 2009, the environmental liability for one project was discounted as the amount and timing of the remaining monitoring activities could be reliably determined. A discount of $388 and $393 was calculated using a risk-free discount rate of 4.9% as of June 30, 2010 and 2009, respectively. Estimated remediation costs for clean-up activities are based on experience, site conditions and the remedy selected. The liability is regularly adjusted as estimates are revised and as clean-up proceeds. The undiscounted environmental liability as of June 30, 2010 and 2009 was $7,415 and $8,491, respectively.

        Employee Benefit Plan—The Company has a 401(k) savings plan covering substantially all employees. The Company's matching formula has two components. The basic match is up to 50% of each Participant's first 4% of contributed compensation, and the discretionary match of up to another 1% of contributed compensation is based on the Company's performance for the previous fiscal year. In fiscal years 2010, 2009 and 2008, the Company's contributions to the plan were approximately $2,834, $3,210 and $3,125, respectively. The Company does not provide post-employment or other post-retirement benefits.

        Comprehensive Loss—The Company reports comprehensive loss in accordance with ASC Topic 220, Comprehensive Income. Comprehensive loss consists of net loss and other gains and losses affecting equity that are not the result of transactions with owners.

        Earnings per Share—Upon issuance of the convertible preferred stock in June 2009, accounting guidance defining participating securities and the two class method of calculating EPS became applicable to the Company. The relevant guidance establishes standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. The guidance also requires that earnings applicable to common shareholders for the period, after deduction of preferred stock dividends and accretion charges, be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) applicable to the Company's common shareholders by the weighted-average number of common shares outstanding.

        Diluted EPS is computed using the treasury stock method for stock options, warrants, non-vested restricted stock awards and units, and non-vested performance stock units. The treasury stock method

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period. Diluted EPS is computed by dividing net income applicable to the Company by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

        For fiscal years 2010, 2009 and 2008, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. The holders of the convertible preferred stock do not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for fiscal years 2010 and 2009 were not allocated to the convertible preferred stock. Because the effects are anti-dilutive, 7 preferred shares were excluded from the calculation of diluted EPS for each of fiscal years 2010 and 2009 (prior to conversion). The number of outstanding stock options, warrants and non-vested restricted stock awards excluded from the diluted EPS calculations (as they were anti-dilutive) in fiscal years 2010, 2009 and 2008 were 2,810, 2,959 and 2,042, respectively.

        The following table sets forth the computations of basic and diluted EPS for the fiscal years ended June 30:

	2010	2009	2008
Net loss applicable to TRC Companies, Inc.	$(16,449)	$(23,908)	$(109,149)
Accretion charges on preferred stock	6,431	215	—

Net loss applicable to TRC Companies, Inc.'s common shareholders	$(22,880)	$(24,123)	$(109,149)

Weighted average common shares outstanding	19,548	19,272	18,700

Net loss per common share	$(1.17)	$(1.25)	$(5.84)

        Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, restricted investments, insurance recoverables, investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs credit evaluations of its clients as required and maintains an allowance for estimated credit losses.

        Fair Value of Financial Instruments—Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's revolving credit facility and subordinated notes payable as of June 30, 2010 and 2009, approximate fair value because the interest rates on the instruments change with market interest rates or because of the short term nature of their maturities. The carrying amount of the Company's remaining notes payable as of June 30, 2010 and 2009 approximate fair value as either the fixed interest rates approximate current rates for these obligations or the remaining term is not significant.

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

        New Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board ("FASB") issued the ASC as the sole source of authoritative non-governmental GAAP. The ASC supersedes all non-grandfathered, non-SEC accounting literature but does not change how the Company accounts for transactions or the nature of related disclosures made. Instead, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than individual pronouncements. The Company adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009, and adoption did not have a material impact on its consolidated financial statements.

        On July 1, 2009, the Company adopted amended guidance in ASC Topic 810, Consolidation, pertaining to the accounting and reporting of noncontrolling interests in financial statements. The amended guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As required by the amended guidance, the Company retrospectively applied the guidance to all periods presented. The net losses attributable to noncontrolling interests is now presented as a separate line item on the consolidated statements of operations. The presentation of net losses and amounts attributable to noncontrolling interests in our consolidated statements of cash flows has been retrospectively revised to reflect the impact of this guidance.

        In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The guidance eliminates the exemption from consolidation for qualifying special-purpose entities ("QSPEs"). As a result, a transferor must evaluate existing QSPEs to determine whether they must be consolidated in the reporting entity's financial statements. This statement limits the circumstances in which a financial asset or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. The guidance applies prospectively to financial asset transfers occurring in fiscal years beginning after November 15, 2009 which will require the Company to adopt these provisions on July 1, 2010. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

        In June 2009, the FASB issued an amendment that requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity's economic performance. The guidance applies prospectively to variable interest entities occurring in fiscal years beginning after November 15, 2009 which requires the Company to adopt these provisions on July 1, 2010. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This update provides amendments to the criteria of ASC Topic 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for the Company's fiscal year beginning July 1, 2010, and either prospective or retrospective application is permitted. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning December 26, 2009, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. There have been no significant transfers of assets and liabilities, therefore adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (ASC Topic 605). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The guidance in this ASU applies to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU 2010-17 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Entities can apply this guidance prospectively to milestones achieved after adoption, however retrospective application to all prior periods is also permitted. ASU 2010-17 is effective for the Company's fiscal year beginning July 1, 2010. The Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 3. Fair Value Measurements

        Effective July 1, 2008, the Company adopted standards set forth in ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), which includes a new framework for measuring fair value of financial and non-financial instruments and expands related disclosures. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis. Broadly, the framework within ASC Topic 820 requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These standards establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs.

        The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

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

        The following tables present the level within the fair value hierarchy at which the Company's financial assets and liabilities are measured on a recurring basis as of June 30, 2010 and 2009.

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,796	$—	$—	$3,796
Certificates of deposit	—	1,656	—	1,656
Corporate bonds	—	667	—	667
Money market accounts	1,927	—	—	1,927
U.S. government obligations	110	—	—	110

Total	$5,833	$2,323	$—	$8,156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 3. Fair Value Measurements (Continued)

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

        As of June 30, 2010 and 2009, $1,927 and $449, respectively, of the restricted investments represented deposits in money market accounts under escrow arrangements. The carrying value of these investments approximated the fair market value as of such dates. Additionally, mutual funds, bonds, certificates of deposit and U.S. Treasury Notes under escrow arrangements with a cost of $5,816 and a fair value of $6,229, respectively, as of June 30, 2010 and a cost of $8,245 and a fair value of $7,940, respectively, as of June 30, 2009 are also included in restricted investments. These investments are recorded at fair value with changes in unrealized appreciation reported as a separate component of equity. During fiscal years 2010, 2009 and 2008, realized gains of $0, $3 and $57 were reported, respectively. If the Company determines that any unrealized losses are other than temporary, they will be charged to earnings. Gross unrealized losses included in other comprehensive income (loss) were $139, $418 and $52 in fiscal years 2010, 2009 and 2008, respectively.

        The restricted investments under escrow arrangements earned dividends and interest of approximately $258, $145 and $187 during fiscal years 2010, 2009 and 2008, respectively, which are recorded as income and reflected as an operating activity in the consolidated statements of cash flows.

        During fiscal year 2010, warrants to purchase 73 shares of the Company's common stock were redeemed for cash of $656. The redemption of the warrants was treated as an investing outflow in the consolidated statement of cash flows for fiscal year 2010 since the warrants related to a prior acquisition.

Assets Measured at Fair Value on a Non-Recurring Basis as of June 30, 2010

        Certain assets were measured at fair value on a non-recurring basis and are not included in the table below. These assets include the assessment of the recoverability of goodwill and certain intangible assets as of the end of the second quarter, which has been the annual impairment date, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 3. Fair Value Measurements (Continued)

following table presents, by caption on the consolidated balance sheets, the fair value hierarchy for those assets measured at fair value on a non-recurring basis during fiscal year 2010.

	Carrying Value	Level 1	Level 2	Level 3	Total	Total Fair Value Loss for the Year Ended June 30, 2010
Assets
Goodwill	$14,870	$—	$—	$14,870	$14,870	$20,249

Total	$14,870	$—	$—	$14,870	$14,870	$20,249

        In determining the fair value of goodwill, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value.

Note 4. Restructuring Reserve

        The Company recorded charges to cost of services and general and administrative expenses for restructuring costs of $143, $569 and $3,161 for fiscal years 2010, 2009 and 2008, respectively. The following table details accrued restructuring obligations and related activities for fiscal years 2010, 2009 and 2008:

	Facility Closures	Employee Severance	Asset Write-offs	Total
Liability balance at July 1, 2007	$173	$—	$—	$173
Total charge to operating costs and expenses	2,168	516	477	3,161
Payments	—	—	(477)	(477)
Adjustments	(44)	(186)	—	(230)

Liability balance at June 30, 2008	2,297	330	—	2,627
Total charge to operating costs and expenses	574	(5)	—	569
Payments	(1,461)	(325)	—	(1,786)

Liability balance at June 30, 2009	1,410	—	—	1,410
Total charge to operating costs and expenses	143	—	—	143
Payments	(665)	—	—	(665)

Liability balance at June 30, 2010	$888	$—	$—	$888

        On June 23, 2008, the Board of Directors of the Company authorized management to implement a restructuring plan (the "Plan"). Management committed to the Plan as of June 30, 2008. The Plan was part of the Company's ongoing initiative to reduce operating costs and improve the efficiency of the Company's organization. Under the Plan, the Company reduced its workforce by 71 employees and consolidated or closed 14 office facilities.

        In connection with the Plan, the Company recorded asset impairment, facility exit and restructuring costs of $3,161 in fiscal year 2008. This included approximately $2,168 for facility closures, $516 for severance and personnel-related costs and $477 for asset write-offs. Total facility closure costs include lease liabilities offset by estimated sublease income, when applicable, and are based on market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 4. Restructuring Reserve (Continued)

information. As of June 30, 2010, $888 of facility closure costs remain accrued (net of $612 of actual sublease payments due under non-cancelable subleases) and are expected to be paid over the various remaining lease terms through fiscal year 2013. During fiscal year 2010 the Company revised its estimates for sublease rental rate projections on several office facilities to reflect less favorable sublease income, resulting in a charge of $143.

Note 5. Accounts Receivable

        As of June 30, 2010 and 2009 accounts receivable were comprised of the following:

	2010	2009
Billed	$47,040	$62,761
Unbilled	43,736	40,542
Retainage	6,241	6,615

	97,017	109,918
Less allowance for doubtful accounts	9,913	10,015

	$87,104	$99,903

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

Note 6. Long-Term Prepaid Insurance

        Long-term prepaid insurance relates to insurance premiums and other fees paid by the client to the insurer, typically through an insurance broker, for environmental remediation cost cap and pollution legal liability insurance policies related to the Company's Exit Strategy contracts. The insurance premiums and fees are amortized over the life of the policies which have terms ranging from ten to thirty-two years. The portion of the premiums and fees paid for the insurance policies that will be amortized over the next year are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 7. Other Accrued Liabilities

        As of June 30, 2010 and 2009, other accrued liabilities were comprised of the following:

	2010	2009
Contract costs and loss reserves	$26,845	$24,986
Legal costs	8,821	7,511
Lease obligations	2,955	2,421
Audit costs	1,467	1,422
Restructuring reserve	888	1,410
Other	2,805	4,209

	$43,781	$41,959

Note 8. Deferred Revenue

        Deferred revenue represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue during the next fiscal year.

Note 9. Acquisitions

        During fiscal year 2010, the Company acquired the assets of Blue Wave Ventures, LLC ("Blue Wave"), a consulting firm headquartered in Boston, Massachusetts. Blue Wave advises brownfield developers and environmental and renewable energy companies in the areas of project management, financing and capital sourcing, regulatory approvals, community and government relations, and business development. This acquisition was made in support of the Company's strategic growth plan to expand its services and capabilities within the Energy and Environmental operating segments in which it competes. Blue Wave is part of the Company's Environmental operating segment. The initial purchase price of $200 consisted of cash of $100 payable at closing and $100 on the first anniversary thereof, which was recorded net of imputed interest of $9. There was no goodwill recorded as a result of this acquisition, however other intangible assets of $189 were recorded.

        During fiscal years 2010, 2009 and 2008, the Company made additional purchase price cash payments of $656, $110 and $1,926, respectively, related to acquisitions completed in prior years. In addition, during fiscal year 2008, the Company issued 10 shares of common stock valued at $78, related to acquisitions completed in prior years. The additional purchase price payments were earned as a result of the acquired entities achieving certain financial objectives, primarily operating income targets, as well as pursuant to amendments to earnout arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 10. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for fiscal years 2010 and 2009 by operating segment are as follows:

	Energy	Environmental	Infrastructure	Total
Balance as of July 1, 2008	$26,433	$20,808	$7,224	$54,465
Impairment losses	—	(12,122)	(7,224)	(19,346)

Balance as of June 30, 2009
Goodwill	26,433	20,808	7,224	54,465
Accumulated impairment losses	—	(12,122)	(7,224)	(19,346)

Goodwill, as reported	26,433	8,686	—	35,119

Reallocation of goodwill	(6,383)	6,383	—	—
Impairment losses	(14,506)	(5,743)	—	(20,249)

Balance as of June 30, 2010
Goodwill	20,050	27,191	7,224	54,465
Accumulated impairment losses	(14,506)	(17,865)	(7,224)	(39,595)

Goodwill, as reported	$5,544	$9,326	$—	$14,870

        In fiscal year 2009, the Company performed its annual goodwill impairment testing as of December 26, 2008. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company was 40% discounted cash flows, 40% guideline company approach and 20% guideline transaction approach. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within the Company's industry. The aggregate fair value of the Company's reporting units declined from the June 30, 2008 carrying value to the December 26, 2008 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies and resulted in non-cash goodwill impairment charges in the Environmental and Infrastructure operating segments of $19,346 during fiscal year 2009.

        During fiscal year 2010, the Company made certain changes to its management reporting structure, which resulted in a change in the composition of the Company's operating segments and to the number of reporting units. The Company reallocated goodwill to its newly formed reporting units using the relative fair value allocation approach. As a result, there was a reallocation of goodwill in the amount of $6,383 from the Energy operating segment to the Environmental operating segment. The Company had 16 reporting units as of September 25, 2009 compared to three reporting units as of June 30, 2009. This reallocation, in conjunction with the continued downturn in the Company's key markets, resulted in an interim impairment test. Accordingly, the Company assessed the recoverability of goodwill of $35,119 as of September 25, 2009 for the seven reporting units within its Energy and Environmental operating segments which had associated goodwill. The remaining nine reporting units, all in the Infrastructure operating segment, have no goodwill associated with them due to the impairment charge recorded in fiscal 2009. At September 25, 2009, the fair value of each of the Company's reporting units with goodwill exceeded its carrying value and therefore no further analysis was required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 10. Goodwill and Other Intangible Assets (Continued)

        The Company also assessed the recoverability of goodwill of $35,119 as of the end of the second quarter, which is the annual impairment date. At December 25, 2009, the fair value of each of the Company's reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required.

        The U.S. recession has had a significant negative impact on several of the Company's key markets which has resulted in delays, curtailments and cancellations of proposed and existing projects, thus decreasing the overall demand for the Company's services across all operating segments. Given the market conditions and lower than expected operating results for its reporting units, the Company again assessed the recoverability of goodwill during the fourth quarter of fiscal year 2010. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company was 50% discounted cash flows, 30% guideline company approach and 20% guideline transaction approach. The weighting of the valuation methods was the same as that utilized for the first and second quarter assessments. When compared to the prior year impairment analysis the Company increased the weighting of the discounted cash flows method by 10% and lowered the weighting of the guideline company approach. This adjustment was primarily made because the Company went from three to 16 reporting units. The smaller reporting units are less comparable to the selected guideline companies. Less weight was given to the guideline transaction approach due to the limited number of recent transactions within the Company's industry.

        The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Energy operating segment reporting unit is the level of investment electric utilities will make to upgrade the electric transmission grid over the next several years. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Environmental operating segment reporting units is the projected increase in capital spending on oil and gas pipelines, energy exploration and distribution projects, and new electrical generation sources. The analysis resulted in non-cash goodwill impairment charges in the Energy and Environmental operating segments of $14,506 and $5,743, respectively, during fiscal year 2010. The goodwill impairment charge was included in the results of the Corporate Shared Services and was not allocated to our operating segments. The fair value of each of the Company's remaining reporting units with goodwill exceeded their carrying value and therefore no further analysis was required.

        Virtually all of the assumptions used in the Company's models are susceptible to change due to national and regional economic conditions as well as competitive factors in the industry in which it operates. The forecasted cash flows the Company uses are derived from the annual long-range planning process that it performs and presents to its board of directors. In this process, each reporting unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to five years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted-average cost of capital and are then adjusted for "plan risk" (the risk that a business will fail to achieve its forecasted results). Finally, a growth factor beyond the three to five-year period for which cash flows are planned is selected based on expectations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 10. Goodwill and Other Intangible Assets (Continued)

of future economic conditions. While the Company believes the estimates and assumptions it uses are reasonable, various economic factors could cause the results of its goodwill testing to vary significantly. For example a 20% reduction in the assumed growth rates utilized in the Company's forecasts would have increased the impairments in its Energy and Environmental operating segments by $1,350 and $1,120, respectively.

        Identifiable intangible assets as of June 30, 2010 and 2009 are included in other assets on the consolidated balance sheets and were comprised of:

	June 30, 2010			June 30, 2009
Identifiable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
With determinable lives:
Customer relationships	$184	$25	$159	$3,291	$1,401	$1,890
Patent	—	—	—	90	82	8

	184	25	159	3,381	1,483	1,898
With indefinite lives:
Engineering licenses	426	—	426	426	—	426

	$610	$25	$585	$3,807	$1,483	$2,324

        Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately three years. The amortization of intangible assets for fiscal years 2010, 2009 and 2008 were $1,928, $361 and $586, respectively. During fiscal year 2010, the Company accelerated the amortization of certain customer relationship assets primarily due to the departure of certain key employees. This resulted in $1,647 of additional amortization during fiscal year 2010, of which $1,629 and $18 related to reporting units within the Environmental and Energy operating segments, respectively. Estimated amortization of intangible assets for future periods is as follows: fiscal year 2011—$61; fiscal year 2012—$62; and fiscal year 2013—$36.

        On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. During fiscal year 2009, the Company concluded that intangible assets relating to certain customer relationships related to reporting units within the Infrastructure operating segment were not fully recoverable due to a decline in the estimated future cash flows related to these assets and an impairment charge of $2,092 was recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 11. Long-Term Debt

        Long-term debt as of June 30, 2010 and 2009 was comprised of the following:

	2010	2009
Revolving credit facility	$—	$—
Subordinated debt:
Federal Partners note payable, net of unamortized discount of $0 and $9 as of June 30, 2010 and 2009, respectively	5,000	4,991
CAH note payable	2,700	3,200
Registration rights notes payable	—	600
Other notes payable	1,016	2,788
Lease financing obligations	728	906
Capital lease obligations	—	16

	9,444	12,501
Less current portion	3,629	4,632

Long-term debt	$5,815	$7,869

        On July 17, 2006, the Company and substantially all of its subsidiaries, (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo") as the lead lender and administrative agent with Textron Financial Corporation ("Textron") subsequently participating as an additional lender. The Credit Agreement, as amended, provided the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. In June 2009, a $15,000 syndication reserve was established which reduces the maximum revolver amount from $50,000 to $35,000 subject to increase upon Wells Fargo completing a syndication to replace Textron as a participant in the facility. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

        Under the Credit Agreement the Company must maintain average monthly backlog of $190,000 and, depending on borrowing capacity, maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $4,200 for the trailing 12 month periods measured at the end of each fiscal quarter in fiscal year 2010; and $6,100, $9,200, $10,900 and $12,400, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12,500 for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provides an aggregate allowance for cost reduction efforts, as defined in the Credit Agreement as restructuring charges, in the amount of $3,000 in fiscal year 2010 and $1,250 in fiscal year 2011 at the Permitted Discretion of the lender as defined in the Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 11. Long-Term Debt (Continued)

Agreement. Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10,600 to $7,500 for fiscal year 2010 through fiscal year 2012 and $8,500 for fiscal year 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20,000.

        As of June 30, 2010 and 2009, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3,668 and $6,943 as of June 30, 2010 and 2009, respectively. Based upon the borrowing base formula, the maximum availability was $30,195 and $35,000 as of June 30, 2010 and 2009, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $26,527 and $28,057 as of June 30, 2010 and 2009, respectively.

        On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. ("Federal Partners"), a stockholder of the Company, pursuant to which the Company borrowed $5,000. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners is an investor in the Company's preferred stock offering. On July 19, 2006, the Company also issued a ten-year warrant to Federal Partners to purchase up to 66 shares of its common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5,000 was proportionately allocated to the note and the warrant in the amount of $4,418 and $582, respectively. The amount allocated to the warrants of $582 was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for fiscal years 2010 and 2009, was $9 and $194, respectively. The warrant was exercised in fiscal year 2007, for approximately $7.

        In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase and are currently funding the remediation of the property. In June 2010, the Company entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the extension followed by a second principal payment of $250 due in six months and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. CAH is consolidated into the Company's consolidated financial statements with the other party's ownership interest recorded as a noncontrolling interest.

        In July 2009, the Company financed $2,485 of insurance premiums payable in nine equal monthly installments of approximately $280 each, including a finance charge of 2.969%. As of June 30, 2010, the balance has been repaid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 11. Long-Term Debt (Continued)

        On March 3, 2008, the Company entered into subordinated notes with Federal Partners, Peter R. Kellogg, Lee I. Kellogg and Charles K. Kellogg pursuant to which the Company agreed to pay an aggregate of $600 in consideration for the extension of the deadline for registering common stock issued in a fiscal year 2006 private placement. The loans bore interest at a fixed rate of 12.5% per annum and matured on July 19, 2009 at which time they were repaid.

        Future minimum long-term debt payments as of June 30, 2010 are as follows:

Year	Debt	Lease Financing Obligations	Total
2011	$3,450	$179	$3,629
2012	53	178	231
2013	5,058	145	5,203
2014	63	97	160
2015	68	97	165
Thereafter	24	32	56

	$8,716	$728	$9,444

Note 12. Gain on Extinguishment of Debt

        In fiscal year 2001 the Company made an investment in a privately held energy services contracting company ("Co-Energy LLC") that specialized in the installation of ground source heat pump systems. Over its history, Co-Energy LLC incurred significant losses. During December 2009, in connection with the dissolution of Co-Energy LLC, a consolidated entity, the Company was legally released from an aggregate of $1,716 of loans extended to Co-Energy LLC by a party unrelated to the Company. The loans were extinguished because Co-Energy LLC had no assets at the time of dissolution. The lender did not have an equity interest in the Company and received no claims, rights or enhancement as a result of the extinguishment. Consequently, the Company recognized a $1,716 gain on extinguishment of debt during fiscal year 2010.

Note 13. Federal and State Income Taxes

        The federal and state income tax (benefit) provision for fiscal years 2010, 2009 and 2008 consists of the following:

	2010	2009	2008
Current:
Federal	$(4,283)	$2,866	$(74)
State	73	1,005	233

Total current	(4,210)	3,871	159

Deferred:
Federal	—	—	11,017
State	—	—	1,120

Total deferred	—	—	12,137

Total (benefit) provision	$(4,210)	$3,871	$12,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 13. Federal and State Income Taxes (Continued)

        Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows as of June 30:

	2010	2009
Current deferred income tax assets before valuation allowance:
Revenue recognition on long-term contracts	$240	$3,348
Doubtful accounts and other accruals	6,882	7,885
Vacation pay accrual	2,041	2,829
Other	3,054	3,302

	12,217	17,364

Long-term deferred income tax assets before valuation allowance:
Loss carryforwards, after consideration of uncertain tax positions	12,926	454
Revenue recognition on long-term contracts	1,247	11,319
Goodwill and intangible asset amortization	7,439	5,578
Other	6,860	6,257

	28,472	23,608

Total deferred income tax assets before valuation allowance	40,689	40,972
Less valuation allowance	(35,064)	(37,345)

Total deferred income tax assets	5,625	3,627

Current deferred income tax liabilities:
Unearned revenue	(4,979)	(3,367)
Long-term deferred income tax liabilities:
Depreciation	(646)	(260)

Total deferred income tax liabilities	(5,625)	(3,627)

Net deferred income tax assets	$—	$—

        During fiscal year 2008, the Company determined that it was more likely than not that its net deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income. Accordingly, a valuation allowance of $34,846 was recorded during fiscal year 2008 to fully reserve for all of the Company's net deferred tax assets.

        The changes in the amount of deferred tax assets recorded for revenue recognition on long term contracts and loss carryforwards from June 30, 2009 to June 30, 2010, are primarily due to changes resulting from the assessment of the Company's uncertain tax positions partially offset by the use of NOLs during fiscal year 2010 for a carryback claim.

        During fiscal year 2010, as a result of the Worker, Homeownership and Business Assistance Act of 2009, the Company carried back certain NOLs resulting in a tax refund and related tax benefit of $2,779 in fiscal year 2010. As of June 30, 2010, prior to the consideration of the Company's uncertain tax positions, the Company had approximately $37,279 and $51,638 of federal and state loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 13. Federal and State Income Taxes (Continued)

carryforwards, respectively, which expire at various dates through fiscal year 2030. As of June 30, 2009, prior to the consideration of the Company's uncertain tax positions, the Company had approximately $39,717 and $42,431 of federal and state loss carryforwards, respectively, which expire at various dates through fiscal year 2029.

        The Company has a tax benefit of approximately $1,358 related to the exercise of non-qualified stock options. Pursuant to ASC Topic 718 the benefit will be recognized and recorded as an addition to additional paid-in capital when the benefit is realized through the reduction of taxes payable.

        A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30 is as follows:

	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	2.0	(8.0)	(1.3)
Increase in valuation allowance	(14.8)	(38.9)	(32.0)
Permanent portion of goodwill impairment	(22.1)	(16.1)	(12.9)
Interest on potential tax liabilities	7.3	(4.9)	—
Federal income tax refund	13.5	5.1
Other, net	(0.5)	8.5	(0.6)

Effective income tax rate	20.4%	(19.3)%	(12.8)%

        The following represents a summary of the Company's uncertain tax positions:

	2010	2009	2008
Unrecognized tax benefits, beginning of year	$17,711	$2,391	$2,481
Increases for tax positions related to prior years	—	16,200	—
Decreases for tax positions related to prior years	(2,856)	(743)	—
Decreases for tax positions taken during the year	(1,090)	(137)	—
Reductions due to settlement with IRS	(388)	—	—
Reductions due to lapsed statute of limitations	—	—	(90)

Unrecognized tax benefits, end of year	$13,377	$17,711	$2,391

        The Company is currently under an IRS examination for the fiscal years 2003 through 2008. During the second quarter of fiscal year 2010, the IRS formally assessed the Company certain adjustments related to Exit Strategy projects. The Company does not agree with these adjustments and has protested the assessments. If the IRS prevails in its position, the Company's federal income tax due for the fiscal years 2003 through 2008 would result in taxes due of $9,853 (including interest). The tax liability and interest decreased by approximately $500 compared to fiscal year 2009 predominately due to the IRS's reduction in proposed adjustments during the second quarter of fiscal year 2010.

        The fiscal year 2010 decreases for tax positions related to prior years, relate to changes in measurements under ASC Topic 740, Income Taxes ("ASC Topic 740"), of the unrecognized tax benefits on Exit Strategy projects currently under IRS examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 13. Federal and State Income Taxes (Continued)

        As of June 30, 2010, the total amount of gross unrecognized tax benefits was $13,377, of which $3,846, if recognized, would impact the Company's effective tax rate.

        The Company expects that the total amount of unrecognized tax benefits could increase or decrease within the next twelve months. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $3,000 or increase by approximately $6,000 depending on the timing of the resolution of the IRS examination.

        The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The total amount of interest and penalties recognized in the consolidated statements of operations was ($1,187) and $1,069 for fiscal years 2010 and 2009, respectively. As of June 30, 2010 and 2009, the total accrued interest and penalties recognized in the consolidated balance sheets are $303 and $1,490, respectively.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for fiscal years ending before June 30, 2006. The Company is no longer subject to U.S. federal tax examination by the IRS for fiscal years ending before June 30, 2003.

        In accordance with the adoption of ASC Topic 740 the Company recorded a reduction in retained earnings of $830 as of July 1, 2007.

Note 14. Lease Commitments

        The Company had commitments as of June 30, 2010 under non-cancelable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with ASC Subtopic 840-20, Operating Leases. Such rental expense in excess of the cash paid is recognized as deferred rent as of June 30, 2010. Rental expense, net of sublease income, charged to operations in fiscal years 2010, 2009 and 2008 was approximately $11,384, $11,406 and $12,897, respectively.

        Minimum operating lease obligations payable in future fiscal years are as follows:

2011	$10,826
2012	8,924
2013	7,103
2014	5,300
2015	4,982
2016 and thereafter	12,784

$49,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Equity

(a) Private Placement of Preferred and Common Shares

        On June 1, 2009, the Company sold 7 shares of a new Series A Convertible Preferred Stock, $0.10 par value (the "Preferred Stock"), for $2,150 per share (the "2009 Private Placement") pursuant to a stock purchase agreement by and among the Company and three of its existing shareholders and related entities. The 2009 Private Placement resulted in proceeds of $15,291, net of issuance costs of $209. In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC 470-20-55-20, it was determined that the conversion price was at a discount to fair value. The value of this discount (the beneficial conversion feature) was $13,698. The beneficial conversion feature was deducted from the carrying value of the Preferred Stock and is being accreted over 18 months, the period at the end of which the Preferred Stock converts to common stock. The accretion is treated as a preferred stock dividend. The 2009 Private Placement was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4 (2) of the Securities Act of 1933 as amended. Each of the investors is an "accredited investor" within the meaning of Rule 501 (a) under the Act.

        The Initial Conversion Price is subject to adjustment in the event of specified corporate events, including: (1) the issuance of common shares or securities issuable into common stock (with certain enumerated exceptions) at a price less than the Initial Conversion Price; (2) the issuance of common shares as a dividend or distribution; and (3) stock splits or adjustments. In addition, the holders of the Preferred Stock are entitled to pre-emptive rights under which they are given the right to purchase a proportionate share of any new issuances of Company securities (with certain enumerated exceptions). The pre-emptive rights expire on the sooner of the date on which the majority holders of such Preferred Shares consent to the termination of such rights or immediately prior to conversion of the Preferred Stock. The Preferred Stock also contains a protective provision which provides that the Company will not issue securities with equal or superior rights, preferences, or privileges to the Preferred Stock without approval of the holders.

        On December 1, 2010, each share of the Preferred Stock will automatically convert into one thousand shares of common stock, or an aggregate of 7,209 shares of common stock, subject to adjustment for splits and recapitalization, and subject to other anti-dilution protection. Prior to conversion, holders of the Preferred Stock are entitled to receive, in preference to holders of common stock or other preferred stock, in the event of a liquidation or sale of the Company, the greater of (i) the original purchase price for the Preferred Stock plus (in the event shareholder approval of the common stock to be issued upon conversion has not yet occurred) an accretion factor of 15% per annum (non-compounding and pro-rated for any partial year); or (ii) the amount they would have received if the Preferred Stock had been converted to common stock immediately prior to the transaction. As of June 30, 2010, the liquidation preference was $22,277.

        The automatic conversion of the Preferred Stock on December 1, 2010 (absent a liquidation event or sale of the Company) will result in a transfer of $15,500 from temporary equity to permanent equity.

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

Note 15. Equity (Continued)

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

(b) Stock Options

Stock Option Plans

        The Company has two plans under which stock options have been issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), collectively, ("the Plans"). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Options are awarded by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer ("CEO") the authority to grant options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

        The Restated Plan:    The Restated Plan was originally adopted in 1977 and has been amended, with shareholder approval, to increase the number of shares that may be issued thereunder. As of June 30, 2010, the Company had reserved a total of 5,490 shares of common stock for issuance under the Restated Plan. In addition, any shares subject to outstanding options that expired unexercised or any unvested shares that were forfeited were available for reissuance under the Restated Plan. The Restated Plan provides for grants of non-qualified stock option awards to employees, officers and directors. The Restated Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. Historically options generally vested ratably over two to three years and expired ten years from the date of grant. Pursuant to amendments approved by the Company's shareholders on July 20, 2009, shares available or that become available for grant under the Restated Plan are available for grant under the 2007 Plan, and no new grants will be made under the Restated Plan. As such, there were no shares available for grants under the Restated Plan as of June 30, 2010.

        The 2007 Plan:    The 2007 Plan was originally approved by the Company's shareholders in May 2007 and amended and restated as of July 20, 2009. As of June 30, 2010, the Company had reserved a total of 3,500 shares of common stock for issuance under the 2007 Plan. In addition, any shares subject to outstanding awards that expire unexercised or any unvested shares that are forfeited will be available for reissuance under the 2007 Plan, which amount was 1,285 in fiscal year 2010. The Company may generally grant six types of awards under the 2007 Plan: restricted stock awards and restricted stock units, stock options (including both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code and non-qualified options), phantom stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the Compensation Committee of the Board of Directors may, in its discretion, make other awards. The 2007 Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 300. Stock options granted under the 2007 Plan generally vest ratably over four years and expire seven

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Equity (Continued)

years from the date of grant. As of June 30, 2010, 2,720 shares remained available for grants under the 2007 Plan.

Stock Options

        A summary of stock option activity for fiscal years ended 2010, 2009 and 2008 under the Plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at June 30, 2007 (2,528 exercisable)	3,068	$10.81
Options granted	612	9.27
Options exercised	(819)	4.66
Options forfeited	(64)	10.00
Options expired	(449)	14.19

Outstanding options at June 30, 2008 (1,532 exercisable)	2,348	11.92
Options granted	60	2.88
Options exercised	(41)	2.75
Options forfeited	(61)	10.17
Options expired	(353)	12.84

Outstanding options at June 30, 2009 (1,493 exercisable)	1,953	11.71
Options granted	16	3.34
Options forfeited	(30)	9.19
Options expired	(455)	11.05

Outstanding options at June 30, 2010	1,484	$11.88	4.2	$24
Options exercisable at June 30, 2010	1,231	$12.66	4.1	$5
Options vested and expected to vest at June 30, 2010	1,461	$11.96	4.2	$21
Options available for future grants	2,720

        The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of June 30, 2010 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $3.09 as of June 30, 2010. There were no options exercised during fiscal year 2010. The total intrinsic value of options exercised in fiscal years 2009 and 2008 was $0 and $3,323, respectively. The total cash received from option exercises was $111 and $3,815 in fiscal years 2009 and 2008, respectively, and there was no tax benefit realized by the Company.

        As of June 30, 2010, there was $601 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Equity (Continued)

        The following table summarizes additional information about stock options outstanding as of June 30, 2010:

	Options Outstanding			Options Exercisable			Options Vested and Expected to Vest
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
$ 1.41 - $ 2.63	15	$2.00	7.3	3	$1.81	7.5	13	$1.99	7.3
2.76 - 4.15	87	3.46	5.3	25	3.54	5.1	78	3.47	5.3
5.09 - 7.90	169	6.49	5.0	124	6.39	5.0	165	6.49	5.0
8.19 - 12.46	816	10.33	4.6	682	10.16	4.7	808	10.33	4.6
12.82 - 19.23	240	15.76	3.8	240	15.76	3.8	240	15.76	3.8
20.01 - 30.73	129	23.68	1.3	129	23.68	1.3	129	23.68	1.3
31.99 - 33.33	28	33.19	1.5	28	33.19	1.5	28	33.19	1.5

$ 1.41 - $33.33	1,484	$11.88	4.2	1,231	$12.66	4.1	1,461	$11.96	4.2

Restricted Stock Awards

        Compensation expense for RSA's granted to employees is recognized ratably over the vesting term, which is generally three or four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. RSA grants totaled 55, 789 and 172 shares at a weighted average grant date fair value of $2.84, $2.90 and $11.26 during fiscal years 2010, 2009 and 2008, respectively. During fiscal year 2008, 6 shares vested immediately. The market value of the 6 shares that vested immediately during fiscal year 2008 was $73.

        As of June 30, 2010, there was $1,685 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Equity (Continued)

        A summary of non-vested RSA activity for fiscal years 2010, 2009 and 2008 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested awards at June 30, 2007	—	$—
Awards granted	172	11.26
Awards vested	(6)	10.93
Awards forfeited	(7)	11.47

Non-vested awards at June 30, 2008	159	$11.27
Awards granted	789	2.90
Awards vested	(43)	11.24
Awards forfeited	(27)	6.61

Non-vested awards at June 30, 2009	878	$3.89
Awards granted	55	2.84
Awards vested	(231)	4.31
Awards forfeited	(95)	3.69

Non-vested awards at June 30, 2010	607	$3.67

Restricted Stock Units

        Compensation expense for RSU's granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date. RSU grants totaled 715 shares at a weighted-average grant date fair value of $3.49 during fiscal year 2010. Included were 109 shares granted to the Board of Directors at a weighted-average grant date fair-value of $3.08 which vest in equal increments quarterly over a one year period. During fiscal year 2010, 52 shares vested with a fair value of $162. During fiscal year 2009, 158 shares of RSU's were granted to Directors at a weighted-average grant date fair value of $1.90. These RSU's were considered immediately vested due to provisions of the RSU agreements, and had a fair value of $300.

        As of June 30, 2010, there was $1,842 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 3.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Equity (Continued)

        A summary of non-vested RSU activity for fiscal years 2010 and 2009 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units at June 30, 2008	—	$—
Units granted	158	1.90
Units vested	(158)	1.90

Non-vested units at June 30, 2009	—	$—
Units granted	715	3.49
Units vested	(52)	3.08
Units forfeited	(46)	3.59

Non-vested units at June 30, 2010	617	$3.51

Performance Stock Units

        Compensation expense for PSU's granted to employees is recognized if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU's is determined based on the closing market price of the Company's common stock on the grant date. During fiscal year 2010, the Company granted 583 PSU's to employees at a weighted-average grant date fair value of $3.59. The PSU's would have vested upon meeting certain financial targets for fiscal year 2010 which did not occur, therefore 583 PSU's were forfeited and no related compensation expense was recorded.

Warrants

        During fiscal year 2010, warrants to purchase 73 shares of the Company's common stock were redeemed for cash of $656. The redemption of the warrants was treated as an investing outflow in the consolidated statement of cash flows for fiscal year 2010 since the warrants related to a prior acquisition.

Stock-Based Compensation

        The Company estimates the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During fiscal years 2010, 2009 and 2008, the Company recognized compensation expense in cost of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 15. Equity (Continued)

services and general and administrative expenses on the consolidated statements of operations with respect to stock options, RSA's and RSU's as follows:

	2010	2009	2008
Cost of services	$845	$837	$842
G&A expenses	1,072	1,419	1,223

Total stock-based compensation expense	$1,917	$2,256	$2,065

Directors' Deferred Compensation

        Each non-employee director of the Company receives an annual retainer of $35 payable at each director's election in cash or common stock and subject to deferral under the Directors' Deferred Compensation Plan. The Company issued approximately 20, 37 and 18 shares of common stock in fiscal years 2010, 2009 and 2008, respectively, to its non-employee directors under the Directors' Deferred Compensation Plan. The Company recognized approximately $65, $106, and $157 in expense based on the fair value of the shares issued in fiscal years 2010, 2009 and 2008, respectively.

Note 16. Operating Segments

        During fiscal year 2009 the Company's accounting system was configured to provide revenue and earnings information that allowed the Company to initiate reporting to its chief operating decision maker ("CODM") under three operating segments. Management established these operating segments based upon the type of project, the client and market to which those projects are delivered, the different marketing strategies associated with the services provided and the specialized needs of the respective clients. Effective in the first quarter of fiscal year 2010, the Company made certain changes to its operating segments in its continuing efforts to align businesses around markets and customers. Operating segment information for all periods presented has been reclassified to reflect the new operating segment structure. The operating segments are as follows:

          Energy:     The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal governments. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrade and new construction for electrical transmission and distribution systems, energy efficiency program design and management, and alternative energy development. This operating segment also provides services to support energy savings projects for state government entities and end users.

          Environmental:     The Environmental operating segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies, and is organized to focus on key areas of demand including: environmental management of buildings, air quality measurements and modeling of potential air pollution impacts, assessment and remediation of contaminated sites, environmental licensing and permitting of a wide variety of projects, and natural and cultural resource assessment and management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 16. Operating Segments (Continued)

          Infrastructure:     The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. The Company's client base is predominantly state and municipal governments as well as selected commercial developers. Primary services include: roadway and surface transportation design; structural design of bridges; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; and geotechnical engineering services. Major markets include the northeast United States, Texas, Louisiana and California.

        The Company's CODM is its CEO. The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

        The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total
Year ended June 30, 2010:
Gross revenue	$77,035	$195,332	$59,446	$331,813
Net service revenue	59,554	120,431	46,636	226,621
Segment profit	8,572	25,170	4,565	38,307
Depreciation and amortization	961	2,467	901	4,329
Year ended June 30, 2009:
Gross revenue	$116,868	$242,301	$70,305	$429,474
Net service revenue	67,964	129,698	54,034	251,696
Segment profit	15,327	24,532	5,696	45,555
Depreciation and amortization	1,010	2,785	1,372	5,167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 16. Operating Segments (Continued)

	Years Ended
	June 30, 2010	June 30, 2009
Gross revenue
Gross revenue from reportable operating segments	$331,813	$429,474
Reconciling items(1)	(1,238)	3,043

Total consolidated gross revenue	$330,575	$432,517

Net service revenue
Net service revenue from reportable operating segments	$226,621	$251,696
Reconciling items(1)	3,478	3,108

Total consolidated net service revenue	$230,099	$254,804

Loss from operations before taxes and equity in losses
Segment profit	$38,307	$45,555
Corporate shared services(2)	(33,873)	(36,369)
Goodwill and intangible asset write-offs	(20,249)	(21,438)
Stock-based compensation expense	(1,917)	(2,256)
Unallocated depreciation and amortization	(3,720)	(2,155)
Interest expense	(1,003)	(2,925)
Gain on extinguishment of debt	1,716	—

Total consolidated loss from operations before taxes and equity in losses	$(20,739)	$(19,588)

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$4,329	$5,167
Unallocated depreciation and amortization	3,720	2,155

Total consolidated depreciation and amortization	$8,049	$7,322

(1)
Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consists of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company's three operating segments.

Note 17. Commitments and Contingencies

Exit Strategy Contracts

        The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at sites. The Company assumes the risk for remediation costs for pre-existing site

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a finite risk cost cap insurance policy which is obtained from insurance companies with a minimum AM Best rating of A XV. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risks on these projects and it is not reasonably possible that adverse developments, if any, will have a material impact on its operating results, financial position and cash flows.

        Certain Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' statutory environmental remediation liability at the sites. The Company's expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue in the consolidated balance sheets) are funded by the contract price and insured by the environmental remediation cost cap policy (current and long-term restricted investments in the consolidated balance sheets). The remediation for one of the projects was completed in fiscal year 2006, and the Company is undertaking long-term maintenance and monitoring at that site.

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

        The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.    A former landlord of a subsidiary of the Company has sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. The plaintiff is alleging damages of approximately $7,600. This case is scheduled for trial in October 2010, and the Company believes that it has meritorious defenses, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

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

        Raymond Millich Sr. v. Eugene Chavez and TRC Companies, Inc.; Octabino Romero v. Eugene Chavez and TRC Companies, Inc.; Cindie Oliver v. Eugene Chavez and TRC Companies, Inc., District Court La Plata County, Colorado, 2007.    While returning from a jobsite in a Company vehicle, two employees of a subsidiary of the Company were involved in a serious motor vehicle accident. Although the Company's employees were not seriously injured, three individuals were killed and another two injured. Suits were filed against the Company and the driver of the subsidiary's vehicle seeking damages for wrongful death and personal injury. A settlement has been reached in the wrongful death cases which is covered by insurance. The two remaining personal injury actions are presently scheduled for trial in November 2010. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Luis Gonzalez, Jr. et al v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Marie Esther Gonzalez v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Jamie Ramos v. Pacific Gas & Electric, TRC Solutions, Inc., et al, California Superior Court, San Francisco County, 2008.    A subsidiary of the Company is named as a defendant in three lawsuits concerning a boiler structure that collapsed on or about January 28, 2008 during planned demolition work at the Hunters Point Power Plant in California. Two employees of subcontractor LVI/ICONCO were injured and one was killed. The two injured workers as well as the deceased employee's representatives have filed lawsuits. The Company's subsidiary was hired as the prime contractor by site owner PG&E. The Company's subsidiary subcontracted the demolition work to LVI/ICONCO who procured insurance on behalf of the Company and PG&E which is providing coverage to the subsidiary for these claims. The case is scheduled for trial in April 2011, and the Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Elwood Smith v. Connor et al, Court of Common Pleas, Philadelphia County, 2009.    While attempting to remove a fallen tree from the roadway, the plaintiff was injured when he was struck by a car. A subsidiary of the Company was named a defendant in this action along with a number of other defendants. The subsidiary was engaged by the Pennsylvania Department of Transportation to provide certain inspection services which plaintiff alleges covered the roadside in the vicinity of the accident. A settlement was reached in this case which is fully covered by insurance and resolves all claims.

        Paul Clark v. TRC Environmental Corporation; United States District Court, Western District of Washington, 2009.    A subsidiary of the Company is named as defendant in a lawsuit for wrongful termination by a former employee who seeks unspecified damages arising out of his at-will employment with the Company's subsidiary. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

        Judy Kroshus et al v. United Sates of America, et al, United States District Court, District of Nevada, 2009.    A subsidiary of the Company and three of its current and former employees have been named as defendants in an action brought by various plaintiffs who live in or around a residential subdivision that sustained flood damage on or about January 5, 2008. Plaintiffs allege that the flood was caused by the breach of a nearby canal and that the City of Fernley retained the Company's subsidiary to provide engineering services, including review and approval of certain residential subdivision plans. Plaintiffs claim that they sustained unspecified personal injuries and that their homes and real property were damaged as a result of the negligence and errors and omission of various defendants including the Company's subsidiary. Two plaintiffs voluntarily discontinued their claims against the Company's subsidiary and its employees in May 2010. The Company has filed a motion to dismiss the remaining Plaintiffs' claims against the Company's subsidiary. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        U.S. Real Estate Limited Partnership, LP v. Lauth Group, Inc. et al., California Superior Court, Solano County, 2009.    A subsidiary of the Company has been named as a cross-defendant (along with a number of other parties) by the general contractor who was sued in the underlying action by the owner of the subject property. The plaintiff alleges design and construction defects concerning a distribution warehouse and seeks approximately $11,000 in damages from the general contractor to repair and/or replace the facility. However, the claims by the general contractor against the Company's subsidiary, which performed geotechnical engineering services, are limited to a relatively small portion of the project related to the exterior concrete roadway. Moreover, the general contractor apportions 10% of the alleged exterior roadway repair cost to the Company's subsidiary in the estimated amount of $260. The case is scheduled for trial in October 2010. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

        Portside Village v. K.B. Homes, California Superior Court Solano County, 2006.    A subsidiary of the Company is named as a defendant in a lawsuit claiming unspecified damages for alleged construction and design defects including alleged differential settlement in townhouse units, excessive overall site settlement, and improper drainage. The subsidiary provided certain geotechnical engineering services with respect to the project. The case is scheduled for trial in January 2011, and the Company believes it has meritorious defenses and is adequately insured; however, an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position, and cash flows.

        The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of June 30, 2010 and June 30, 2009, the Company had recorded $7,126 and $5,492, respectively, of reserves in the Company's financial statements for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved, the principal of which are described above. The Company also has insurance recovery receivables related to the aforementioned litigation-related reserves of $2,840 and $2,455 as of June 30, 2010 and June 30, 2009, respectively.

        The Company periodically adjusts the amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 17. Commitments and Contingencies (Continued)

the amount of potential litigation related liabilities could increase by as much as $13,266, of which $6,788 would be covered by insurance.

        The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

Note 18. Quarterly Financial Information (Unaudited)

        Management believes the following unaudited quarterly financial information for fiscal years 2010 and 2009, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$82,357	$82,264	$82,101	$83,853
Net service revenue	56,960	54,240	54,577	64,322
Operating income (loss)(1)	229	(1,451)	(397)	(19,833)
(Loss) income from operations before taxes and equity in losses	(35)	3	(639)	(20,068)
(Loss) income from operations before equity in losses(2)	(91)	4,484	(246)	(20,676)
Net (loss) income	(106)	4,456	(269)	(20,655)
Net (loss) income applicable to TRC Companies, Inc.	(79)	4,493	(241)	(20,622)
Accretion charges on preferred stock	834	1,218	1,779	2,600
Net (loss) income applicable to TRC Companies, Inc.'s common shareholders	(913)	3,275	(2,020)	(23,222)
Basic (loss) earnings per common share	$(0.05)	$0.17	$(0.10)	$(1.18)
Diluted (loss) earnings per common share	$(0.05)	$0.16	$(0.10)	$(1.18)

(1)
Fiscal year 2010 fourth quarter results were adversely affected by a $20,249 goodwill impairment charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In thousands, except per share data

Note 18. Quarterly Financial Information (Unaudited) (Continued)

(2)
Fiscal year 2010 second quarter results were positively affected by a tax benefit of $4,481 related to a carryback claim resulting in a tax refund and changes in the Company's uncertain tax positions.

Year Ended June 30, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$114,993	$113,869	$97,905	$105,750
Net service revenue	65,924	61,557	63,717	63,606
Operating income (loss)(1)	2,124	(20,387)	1,196	404
Income (loss) from operations before taxes and equity in losses	1,237	(21,233)	523	(115)
Income (loss) from operations before equity in losses(2)	1,055	(20,383)	499	(4,630)
Net income (loss)	1,055	(20,383)	499	(5,079)
Net income (loss) applicable to TRC Companies, Inc.	1,055	(20,383)	499	(5,079)
Accretion charges on preferred stock	—	—	—	215
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	1,055	(20,383)	499	(5,294)
Basic and diluted earnings (loss) per common share	$0.06	$(1.06)	$0.03	$(0.27)

(1)
Fiscal year 2009 second quarter results were adversely affected by a $21,438 impairment charge for goodwill and intangible assets.

(2)
Fiscal year 2009 fourth quarter results were adversely affected by for a charge related to uncertain tax positions.

Schedule II—Valuation and Qualifying Accounts
Years Ended June 30, 2010, 2009 and 2008
(in thousands)

			Additions
Year	Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2010	Allowance for doubtful accounts	$10,015	$2,344	$—	$(2,446)	$9,913

2009	Allowance for doubtful accounts	$8,184	$3,952	$—	$(2,121)	$10,015

2008	Allowance for doubtful accounts	$10,835	$3,708	$(97)	$(6,262)	$8,184

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

        The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

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

        Based on their evaluation, the Company's management concluded that the Company maintained effective internal controls over financial reporting as of June 30, 2010.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2010, which is included below in this Item 9A of this Annual Report on Form 10-K.

c.    Changes in Internal Control over Financial Reporting

        The Company has made significant changes to the Company's internal control over financial reporting since June 30, 2009. These changes have enabled us to significantly strengthen our control environment, the completeness and accuracy of underlying accounting data, and the timeliness with which we are able to complete our financial closing process. In the fourth quarter ended June 30, 2010 we had sufficient evidence to conclude that we have remediated the previously reported material weakness as follows:

Remediated the Material Weakness relating to inadequate controls related to estimating, job costing, and revenue recognition:

        Internal controls relating to the estimating, job costing, and revenue recognition include: (i) a comprehensive project management process to address the completeness, accuracy and timeliness of adjustments to contract value and estimates of cost at completion; and (ii) a system of controls that are adequate to ensure the capture and analysis of the terms and conditions of contracts, contract changes, reimbursable costs and payment terms which affect the timing and amount of revenue to be recognized.

        During fiscal year 2010, the Company designed and implemented the following controls to remediate this previously reported material weakness:

  •
  Increased executive oversight of significant projects including periodic reviews by executive management of projects that have significant size and complexity;

  •
  Increased monitoring of projects by operational management, including quarterly certifications as to the completeness, accuracy and validity of estimate-to-complete submissions;

  •
  Enhanced training for project managers which addresses revenue recognition, project tracking and reporting;

  •
  Created more detailed reconciliation procedures for contract receivable and deferred revenue balances; and

  •
  Increased monitoring of revenue recognition issues by the internal audit group.

        Management concluded that the above control enhancements successfully remediated the material weakness related to the estimating, job costing, and revenue recognition.

        Except as otherwise noted above, there have not been any changes to the Company's internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company's quarter ended June 30, 2010 that have significantly affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, CT

        We have audited the internal control over financial reporting of TRC Companies, Inc. (the "Company") as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2010, of the Company and our report dated September 13, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
September 13, 2010

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers

        The following table presents the name and age of each of the Company's executive officers as of June 30, 2010, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze	48	Chairman of the Board (November 2006), President and Chief Executive Officer (January 2006)	Senior Vice President and Chief Operating Officer
Martin H. Dodd	57	Senior Vice President, General Counsel and Secretary (February 1997)
Glenn E. Harkness	62	Senior Vice President (September 1997)
Thomas W. Bennet, Jr.	50	Senior Vice President and Chief Financial Officer (June 2008)	President, Bennet Consulting Group, LLC, Vice-President and Chief Financial Officer, Connecticut Yankee Atomic Power Company
Robert C. Petersen	67	Senior Vice President and Chief Operating Officer (August 2010)	Senior Vice President and Environmental and Infrastructure Sector Lead
James Mayer	58	Senior Vice President and Energy Sector Lead (November 2009)	Senior Vice President Power Delivery
David Zarider	56	Senior Vice President Business Development (November 2009)	Senior Vice President

Board of Directors

        Information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders to be held November 18, 2010, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders to be held November 18, 2010, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is contained under the captions "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders to be held November 18, 2010, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information required by this item is contained under the caption "Certain Transactions" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders to be held November 18, 2010, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is contained under the caption "Principal Accountant Fees and Services" in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders to be held November 18, 2010, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

        The financial statements are set forth under Item 8 of this Form 10-K, as indexed below.

(a) (2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2010, 2009 and 2008	95

(a) (3) Listing of Exhibits

3.1	Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated July 23 2009, incorporated by reference to the Company's Form 8-K filed on July 23, 2009.
3.2	Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 filed on April 16, 1986, Registration No. 33-4896.
3.4	Form of Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to the Company's Form 8-K filed on June 1, 2009.
*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 2003.
*10.1.1	2007 Equity Incentive Plan, dated May 10, 2007, incorporated by reference to the Company's Proxy Statement filed on April 18, 2007.
10.6.1	Stock Purchase Agreement, dated March 6, 2006, by and among the Company and purchasers named therein, incorporated by reference to the Company's Form 8-K filed on March 9, 2006.
10.6.2	Registration Rights Agreement, dated March 6, 2006, by and among the Company and the stockholders named therein, incorporated by reference to the Company's Form 8-K filed on March 9, 2006.
10.6.3	Stock Purchase Agreement, dated June 1, 2009, by and among the Company and purchasers named therein, incorporated by reference to the Company's Form 8-K filed on June 1, 2009.
10.6.4	Registration Rights Agreement, dated June 1, 2009, by and among the Company and purchasers named therein, incorporated by reference to the Company's Form 8-K filed on June 1, 2009.

*10.7.2	Amended and Restated Employment Agreement, dated August 9, 2007, by and among the Company and Christopher P. Vincze, incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 28, 2007.
10.11	Credit Agreement, dated July 17, 2006, by and among the Company, certain of its subsidiaries and Wells Fargo Foothill, Inc., incorporated by reference to the Company's Form 8-K filed on July 20, 2006.
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
10.11.15
Fifteenth Amendment to Credit Agreement, dated January 19, 2010, by and among the Company, certain of its subsidiaries the financial institutions named therein and Wells Fargo Foothill, Inc., incorporated by reference to the Company's Form 8-K filed on January 22, 2010.
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

TRC COMPANIES, INC.
Dated: September 13, 2010	By:	/s/ CHRISTOPHER P. VINCZE Christopher P. Vincze Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE Christopher P. Vincze	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 13, 2010
/s/ SHERWOOD L. BOEHLERT Sherwood L. Boehlert	Director	September 13, 2010
/s/ FRIEDRICH K.M. BOHM Friedrich K.M. Bohm	Director	September 13, 2010
/s/ F. THOMAS CASEY F. Thomas Casey	Director	September 13, 2010
/s/ STEPHEN M. DUFF Stephen M. Duff	Director	September 13, 2010
/s/ ROBERT W. HARVEY Robert W. Harvey	Director	September 13, 2010
/s/ J. JEFFREY MCNEALEY J. Jeffrey McNealey	Director	September 13, 2010
/s/ DENNIS E. WELCH Dennis E. Welch	Director	September 13, 2010
/s/ THOMAS W. BENNET, JR. Thomas W. Bennet, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2010

TRC Companies, Inc.

Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2010

Exhibit Number	Description
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.