Form 10-Q
period 2010-09-24
TRC COMPANIES INC /DE/
filed 2010-11-03
CIK 103096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2010

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

On October 28, 2010 there were 19,897,494 shares of the registrant’s common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 24, 2010

PART I:  FINANCIAL INFORMATION

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 24,	September 25,
	2010	2009

Gross revenue	$78,818	$82,357
Less subcontractor costs and other direct reimbursable charges	21,228	25,397
Net service revenue	57,590	56,960

Interest income from contractual arrangements	88	180
Insurance recoverables and other income	597	3,283

Operating costs and expenses:
Cost of services	46,574	50,880
General and administrative expenses	6,538	6,678
Provision for doubtful accounts	578	686
Depreciation and amortization	1,228	1,950
Total operating costs and expenses	54,918	60,194
Operating income	3,357	229
Interest expense	(197)	(264)
Income (loss) from operations before taxes and equity in losses	3,160	(35)
Federal and state income tax provision	(464)	(56)
Income (loss) from operations before equity in losses	2,696	(91)
Equity in losses from unconsolidated affiliates, net of taxes	(13)	(15)
Net income (loss)	2,683	(106)
Net loss applicable to noncontrolling interest	21	27
Net income (loss) applicable to TRC Companies, Inc.	2,704	(79)
Accretion charges on preferred stock	(3,799)	(834)
Net loss applicable to TRC Companies, Inc.’s common shareholders	$(1,095)	$(913)

Basic and diluted loss per common share	$(0.06)	$(0.05)

Basic and diluted weighted average common shares outstanding	19,684	19,404

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 24,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents ($35 related to VIE at September 24, 2010)	$903	$14,709
Accounts receivable, less allowance for doubtful accounts	94,792	87,104
Insurance recoverable - environmental remediation	35,881	35,664
Restricted investments ($309 related to VIE at September 24, 2010)	12,675	14,744
Prepaid expenses and other current assets	13,858	9,123
Income taxes refundable	179	388
Total current assets	158,288	161,732

Property and equipment	47,101	47,287
Less accumulated depreciation and amortization	(35,708)	(35,535)
Property and equipment, net	11,393	11,752
Goodwill	14,870	14,870
Investments in and advances to unconsolidated affiliates and construction joint ventures	112	117
Long-term restricted investments	46,424	46,426
Long-term prepaid insurance	43,696	44,529
Other assets ($4,339 related to VIE at September 24, 2010)	8,305	8,369
Total assets	$283,088	$287,795

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt ($2,700 related to VIE at September 24, 2010)	$5,344	$3,629
Accounts payable	27,446	35,871
Accrued compensation and benefits	24,253	22,393
Deferred revenue	22,481	26,486
Environmental remediation liabilities ($23 related to VIE at September 24, 2010)	512	623
Other accrued liabilities ($696 related to VIE at September 24, 2010)	43,254	43,781
Total current liabilities	123,290	132,783
Non-current liabilities:
Long-term debt, net of current portion	5,757	5,815
Long-term income taxes payable	4,449	4,149
Long-term deferred revenue	103,858	102,452
Long-term environmental remediation liabilities ($121 related to VIE at September 24, 2010)	6,219	6,404
Total liabilities	243,573	251,603
Preferred stock, $.10 par value; 500,000 shares authorized, 7,209 shares issued and outstanding as convertible, liquidation preference value of $20,114 and $22,277 as of September 24, 2010 and June 30, 2010, respectively	12,038	8,239
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 19,802,043 and 19,798,561 shares issued and outstanding, respectively, at September 24, 2010, and 19,637,535 and 19,634,053 shares issued and outstanding, respectively, at June 30, 2010	1,980	1,964
Additional paid-in capital	160,643	163,897
Accumulated deficit	(135,179)	(137,883)
Accumulated other comprehensive income	212	133
Treasury stock, at cost	(33)	(33)
Total shareholders’ equity applicable to TRC Companies, Inc.	27,623	28,078
Noncontrolling interest	(146)	(125)
Total equity	27,477	27,953
Total liabilities and equity	$283,088	$287,795

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	September 24,	September 25,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,683	$(106)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	1,228	1,950
Stock-based compensation expense	721	586
Provision for doubtful accounts	578	686
Other non-cash items	(164)	153
Changes in operating assets and liabilities:
Accounts receivable	(8,266)	(1,160)
Insurance recoverable - environmental remediation	(217)	(3,263)
Income taxes	509	89
Restricted investments	2,019	2,542
Prepaid expenses and other current assets	(3,455)	(1,945)
Long-term prepaid insurance	833	829
Other assets	48	—
Accounts payable	(8,284)	(1,615)
Accrued compensation and benefits	1,860	(2,744)
Deferred revenue	(2,599)	(1,102)
Environmental remediation liabilities	(296)	(344)
Other accrued liabilities	(1,717)	82
Net cash used in operating activities	(14,519)	(5,362)

Cash flows from investing activities:
Additions to property and equipment	(1,008)	(753)
Restricted investments	248	256
Earnout payments on acquisitions	(77)	—
Proceeds from sale of fixed assets	21	27
Net cash used in investing activities	(816)	(470)

Cash flows from financing activities:
Payments on long-term debt and other	(859)	(1,445)
Proceeds from long-term debt and other	2,559	2,485
Shares repurchased to settle tax withholding obligations	(171)	—
Payments of issuance costs related to convertible preferred stock	—	(134)
Net cash provided by financing activities	1,529	906

Decrease in cash and cash equivalents	(13,806)	(4,926)
Cash and cash equivalents, beginning of period	14,709	8,469
Cash and cash equivalents, end of period	$903	$3,543

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 24, 2010 and September 25, 2009

(in thousands, except per share data)

(Unaudited)

Note 1.  Company Background and Basis of Presentation

TRC Companies, Inc., through its subsidiaries (collectively, the “Company”), provides integrated engineering, consulting, and construction management services. Its project teams assist its commercial, industrial and government clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.

The Company reported a net loss applicable to the Company’s common shareholders of $1,095 and $913 for the three months ended September 24, 2010 and September 25, 2009, respectively, primarily due to preferred stock accretion charges of $3,799 for the three months ended September 24, 2010 and $834 for the three months ended September 25, 2009. The preferred stock accretion charges will continue until the preferred stock converts to common stock in December 2010. The Company has a revolving credit facility with a maturity date of July 17, 2013 under which no amounts were outstanding as of September 24, 2010 and $29,182 was available for borrowings. The Company will continue to focus on improving operating profitability and cash flows from operations through reductions in general and administrative expenses and improvements in cost of services through enhanced project management. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the duration of the credit facility and the foreseeable future.

The condensed consolidated balance sheet as of September 24, 2010, the condensed consolidated statements of operations for the three months ended September 24, 2010 and September 25, 2009, and the condensed consolidated statements of cash flows for the three months ended September 24, 2010 and September 25, 2009 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2010.

Note 2.  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor must evaluate existing QSPEs to determine whether they must be consolidated in the reporting entity’s financial statements.  This statement limits the circumstances in which a financial asset or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The guidance applies prospectively to financial asset transfers occurring in fiscal years beginning after November 15, 2009 and was adopted by the Company on July 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an amendment that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity’s economic performance.  The guidance applies prospectively to variable interest entities occurring in fiscal years beginning after November 15, 2009 and was adopted by the Company on July 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition (See Note 12).

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), a consensus of the FASB Emerging Issues Task Force. This update provides amendments to the criteria of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable.  ASU 2009-13 was adopted prospectively beginning July 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from research or development efforts. The guidance in this ASU applies to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU 2010-17 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Entities can apply this guidance prospectively to milestones achieved after adoption, however retrospective application to all prior periods is also permitted. ASU 2010-17 was adopted prospectively beginning July 1, 2010, and the adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 3.  Fair Value Measurements

Effective July 1, 2008, the Company adopted standards set forth in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which includes a new framework for measuring fair value of financial and non-financial instruments and expands related disclosures. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis. Broadly, the framework within ASC Topic 820 requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These standards establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs.

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as of September 24, 2010 and June 30, 2010.

Assets Measured at Fair Value on a Recurring Basis as of September 24, 2010

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,953	$—	$—	$3,953
Certificates of deposit	—	1,913	—	1,913
Corporate bonds	—	1,545	—	1,545
Money market accounts	510	—	—	510
Total	$4,463	$3,458	$—	$7,921

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,796	$—	$—	$3,796
Certificates of deposit	—	1,656	—	1,656
Corporate bonds	—	667	—	667
Money market accounts	1,927	—	—	1,927
U.S. government obligations	110	—	—	110
Total	$5,833	$2,323	$—	$8,156

Note 4.  Changes in Equity and Noncontrolling Interest

Net income applicable to noncontrolling interests’ share in income (loss) are classified below net income (loss) in the condensed consolidated statements of operations. Earnings (loss) per share continues to be determined after the impact of the noncontrolling interests’ share in net income (loss) of the Company. In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the three months ended September 24, 2010 is as follows:

	TRC Companies, Inc. Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comprehensive	Number		Shareholders’	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2010	19,638	$1,964	$163,897	$(137,883)	$133	3	$(33)	$28,078	$(125)	$27,953

Net income (loss)	—	—	—	2,704	—	—	—	2,704	(21)	2,683
Unrealized gain on available for sale securities	—	—	—	—	79	—	—	79	—	79
Total comprehensive income (loss)								2,783	(21)	2,762
Accretion charges on preferred stock	—	—	(3,799)	—	—	—	—	(3,799)	—	(3,799)
Stock-based compensation	221	22	699	—	—	—	—	721	—	721
Shares repurchased to settle tax withholding obligations	(61)	(6)	(165)	—	—	—	—	(171)	—	(171)
Directors’ deferred compensation	4	—	11	—	—	—	—	11	—	11
Balances as of September 24, 2010	19,802	$1,980	$160,643	$(135,179)	$212	3	$(33)	$27,623	$(146)	$27,477

A reconciliation of consolidated changes in equity for the three months ended September 25, 2009 is as follows:

	TRC Companies, Inc. Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comprehensive	Number		Shareholders’	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income (Loss)	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2009	19,358	$1,936	$168,459	$(121,434)	$(305)	3	$(33)	$48,623	$—	$48,623

Net loss	—	—	—	(913)	—	—	—	(913)	(27)	(940)
Unrealized gain on available for sale securities	—	—	—	—	414	—	—	414	—	414
Total comprehensive loss								(499)	(27)	(526)
Accretion charges on preferred stock	—	—	(834)	834	—	—	—	—	—	—
Stock-based compensation	231	23	563	—	—	—	—	586	—	586
Shares repurchased to settle tax withholding obligations	(71)	(7)	(261)	—	—	—	—	(268)	—	(268)
Directors’ deferred compensation	5	—	22	—	—	—	—	22	—	22
Balances as of September 25, 2009	19,523	$1,952	$167,949	$(121,513)	$109	3	$(33)	$48,464	$(27)	$48,437

Note 5.  Restructuring Reserve

A summary of restructuring reserve activity for the three months ended September 24, 2010 is as follows:

Facility Closures
Liability balance as of July 1, 2010	$888
Payments	(152)
Liability balance as of September 24, 2010	$736

As of September 24, 2010, $736 of facility closure costs remain accrued and are expected to be paid over various remaining lease terms through fiscal 2013.

Note 6.  Stock-Based Compensation

As of September 24, 2010, the Company had two plans under which stock options have been issued: the TRC Companies, Inc. Restated Stock Option Plan, and the Amended and Restated 2007 Equity Incentive Plan, collectively, (“the Plans”). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Options are awarded by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer the authority to grant options for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards (“RSA’s”), restricted stock units (“RSU’s”) and performance stock units (“PSU’s”).

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During the three months ended September 24, 2010 and September 25, 2009, the Company recognized compensation expense in cost of services and general and administrative expenses on the condensed consolidated statements of operations with respect to stock options, RSA’s, RSU’s and PSU’s as follows:

	Three Months Ended
	September 24,	September 25,
	2010	2009
Cost of services	$315	$282
General and administrative expenses	406	304
Total stock-based compensation expense	$721	$586

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant-date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC Companies, Inc. stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company’s history and expected dividend payouts. The Company did not grant any stock options during the three months ended September 24, 2010. The assumptions used to value stock options granted for the three months ended September 25, 2009 are as follows:

September 25,
2009
Risk-free interest rate	1.99%
Expected life	4.0 years
Expected volatility	72.9% - 73.6%
Expected dividend yield	None

The approximate weighted-average grant date fair values using the Black-Scholes option pricing model of all stock options granted during the three months ended September 25, 2009 was $2.28.

A summary of stock option activity for the three months ended September 24, 2010 under the Plans is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Options	Price	(in years)	(in thousands)

Outstanding options as of June 30, 2010 (1,231 exercisable)	1,484	$11.88
Options forfeited	(2)	11.47
Options expired	(102)	10.76
Outstanding options as of September 24, 2010	1,380	$11.96
Options exercisable as of September 24, 2010	1,201	$12.70	4.2	$3
Options vested and expected to vest as of September 24, 2010	1,361	$12.04	4.3	$11
Options available for future grants	1,722

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of September 24, 2010 (for outstanding options), less the applicable exercise price. The closing price of the Company’s common stock on the New York Stock Exchange was $2.79 as of September 24, 2010. There were no options exercised during the three months ended September 24, 2010 and September 25, 2009.

As of September 24, 2010, there was $442 of total unrecognized compensation expense related to non-vested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.2 years.

In July 2009 the Company’s shareholders approved amendments to the 2007 Equity Incentive Plan to permit option repricings, exchanges and similar programs. Directors and Executive Officers do not participate in such programs. On September 23, 2010 the Company commenced an option exchange program under which stock options with exercise prices in excess of $7.25 per share and expiration dates after June 30, 2011 were eligible for exchange into RSU’s with a four year vesting schedule based on the Black-Scholes value of the exchanged stock options. Where a participant would receive less than five hundred RSU’s they would be entitled to a cash payment equal to the greater of the number of RSU’s times $2.82 or one hundred dollars. As of the termination date of the offer 415 stock options had been exchanged for 97 RSU’s and an aggregate of $10 in cash.

Restricted Stock Awards

Compensation expense for RSA’s granted to employees is recognized ratably over the vesting term, which is generally three or four years. The fair value of the RSA’s is determined based on the closing market price of the Company’s common stock on the grant date. There were no RSA grants during the three months ended September 24, 2010 and September 25, 2009.

As of September 24, 2010, there was $1,341 of total unrecognized compensation expense related to non-vested RSA’s under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of non-vested RSA activity for the three months ended September 24, 2010 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Non-vested awards as of June 30, 2010	607	$3.67
Awards vested	(193)	4.11
Awards forfeited	(1)	11.47
Non-vested awards as of September 24, 2010	413	$3.44

Restricted Stock Units

Compensation expense for RSU’s granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of RSU’s is determined based on the closing market price of the Company’s common stock on the grant date. RSU grants totaled 551 shares at a weighted-average grant date fair value of $2.88 during the three months ended September 24, 2010. There were no RSU grants during the three months ended September 25, 2009. During the three months ended September 24, 2010, 28 shares vested with a fair value of $3.07.

As of September 24, 2010, there was $3,226 of total unrecognized compensation expense related to non-vested RSU’s under the Plans, and this expense is expected to be recognized over a weighted-average period of 3.4 years.

A summary of non-vested RSU activity for the three months ended September 24, 2010 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value

Non-vested units as of June 30, 2010	617	$3.51
Units granted	551	2.88
Units vested	(28)	3.07
Non-vested units as of September 24, 2010	1,140	$3.22

Performance Stock Units

Compensation expense for PSU’s granted to employees is recognized if and when the Company concludes that it is probable that the performance condition will be achieved.  The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU’s is determined based on the closing market price of the Company’s common stock on the grant date. During the three months ended September 24, 2010, the Company granted 551 PSU’s to employees at a weighted-average grant date fair value of $2.88. The PSU’s vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2011.

As of September 24, 2010, the Company determined that the achievement of the performance condition of the PSU’s granted during the three months ended September 24, 2010 is probable, and therefore $39 of compensation expense was recorded.

As of September 24, 2010, there was $1,548 of total unrecognized compensation expense related to non-vested PSU’s under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.4 years.

Warrants

During the three months ended September 25, 2009, warrants to purchase 73 shares of the Company’s common stock were redeemed for cash of $656. The redemption of the warrants was treated as an investing outflow in the condensed consolidated statement of cash flows for the three months ended September 25, 2009 because the warrants related to a prior acquisition. The Company currently has 25 warrants outstanding with a strike price of $9.63 and an expiration date of July 13, 2011.

Note 7.  Earnings per Share

Upon issuance of the convertible preferred stock in June 2009, accounting guidance defining participating securities and the two class method of calculating EPS became applicable to the Company. The relevant guidance establishes standards regarding the computation of earnings (loss) per share by companies that have securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company.  The guidance also requires that earnings applicable to common shareholders for the period, after deduction of preferred stock dividends and accretion charges, be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic earnings (loss) per share is then calculated by dividing the net income (loss) applicable to the Company’s common shareholders by the weighted-average number of common shares outstanding.

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

For the three months ended September 24, 2010 and September 25, 2009, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. The holders of the convertible preferred stock do not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for the three months ended September 24, 2010 and September 25, 2009 were not allocated to the convertible preferred stock. Because the effects are anti-dilutive, 7 preferred shares were excluded from the calculation of diluted EPS for the three months ended September 24, 2010 and September 25, 2009 (prior to conversion). The number of outstanding stock options, warrants and non-vested RSA’s, RSU’s and PSU’s excluded from the diluted EPS calculations (as they were anti-dilutive) were 3,392 and 2,450 for the three months ended September 24, 2010 and September 25, 2009, respectively.

The following table sets forth the computations of basic and diluted EPS for the three months ended September 24, 2010 and September 25, 2009:

	September, 24	September, 25
	2010	2009
Net income (loss) applicable to TRC Companies, Inc.	$2,704	$(79)
Accretion charges on preferred stock	(3,799)	(834)
Net loss applicable to TRC Companies, Inc.’s common shareholders	$(1,095)	$(913)
Weighted average common shares outstanding	19,684	19,404
Net loss per common share	$(0.06)	$(0.05)

Note 8.  Accounts Receivable

The current portion of accounts receivable as of September 24, 2010 and June 30, 2010 was comprised of the following:

	September 24,	June 30,
	2010	2010

Billed	$61,303	$47,040
Unbilled	37,607	43,736
Retainage	6,360	6,241
	105,270	97,017
Less allowance for doubtful accounts	(10,478)	(9,913)
	$94,792	$87,104

Note 9.  Other Accrued Liabilities

As of September 24, 2010 and June 30, 2010, other accrued liabilities were comprised of the following:

	September 24,	June 30,
	2010	2010
Contract costs and loss reserves	$26,034	$26,845
Legal costs	9,418	8,821
Lease obligations	2,933	2,955
Audit costs	635	1,467
Restructuring reserve	736	888
Other	3,498	2,805
	$43,254	$43,781

Note 10.  Goodwill and Intangible Assets

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units utilizing valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

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

As of September 24, 2010, the Company had $14,870 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment in the fourth quarter of fiscal year 2010 that would indicate the fair value of goodwill was reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current fiscal quarter.

There have been no changes in the carrying amount of goodwill for the three months ended September 24, 2010. The amounts by operating segment as of September 24, 2010 are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	September 24,	Impairment	September 24,
Operating Segment	2010	Losses	2010	Adjustments	2010	Losses	2010
Energy	$20,050	$(14,506)	$5,544	$—	$20,050	$(14,506)	$5,544
Environmental	27,191	(17,865)	9,326	—	27,191	(17,865)	9,326
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$54,465	$(39,595)	$14,870	$—	$54,465	$(39,595)	$14,870

The changes in the carrying amount of goodwill for the three months ended September 25, 2009 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	September 25,	Impairment	September 25,
Operating Segment	2009	Losses	2009	Adjustments	2009	Losses	2009
Energy	$26,433	$—	$26,433	$(6,383)	$20,050	$—	$20,050
Environmental	20,808	(12,122)	8,686	6,383	27,191	(12,122)	15,069
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$54,465	$(19,346)	$35,119	$—	$54,465	$(19,346)	$35,119

During the three months ended September 25, 2009, the Company made certain changes to its management reporting structure which resulted in a change in the composition of the Company’s operating segments and to the number of reporting units. The Company reallocated goodwill to its newly formed reporting units using the relative fair value allocation approach. As a result, there was a reallocation of goodwill in the amount of $6,383 from the Energy operating segment to the Environmental operating segment. The Company had 16 reporting units as of September 25, 2009 compared to three reporting units as of June 30, 2009. This reallocation, in conjunction with the continued downturn in the Company’s key markets, resulted in an interim impairment test. Accordingly, the Company assessed the recoverability of goodwill of $35,119 as of September 25, 2009 for the seven reporting units within its Energy and Environmental operating segments which had associated goodwill. The remaining nine reporting units, all in the Infrastructure operating segment, have no goodwill associated with them due to the impairment charge recorded in fiscal year 2009. As of September 25, 2009, the fair value of each of the Company’s reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required.

Identifiable intangible assets as of September 24, 2010 and June 30, 2010 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 24, 2010			June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount

With determinable lives:
Customer relationships	$184	$(41)	$143	$184	$(25)	$159

With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$610	$(41)	$569	$610	$(25)	$585

Customer relationships represent the only identifiable intangible assets with determinable lives, and they are amortized over the weighted-average period of approximately three years. The amortization of intangible assets during the three months ended September 24, 2010 and September 25, 2009 was $16 and $65, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal year 2011 - $46; fiscal year 2012 - $61; and fiscal year 2013 - $36.

Indefinite-lived intangible assets are also subject to an annual impairment test. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended September 24, 2010, and therefore intangible assets were not assessed for impairment.

Note 11.  Long-Term Debt

On July 17, 2006, the Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells

Fargo”) as the lead lender and administrative agent, with Textron Financial Corporation (“Textron”) subsequently participating as an additional lender. The Credit Agreement, as amended, provided the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. In June 2009, a $15,000 syndication reserve was established which reduces the maximum revolver amount from $50,000 to $35,000 subject to increase upon Wells Fargo completing a syndication to replace Textron as a participant in the facility. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement the Company must maintain average monthly backlog of $190,000 and, depending on borrowing capacity, maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $6,100, $9,200, $10,900 and $12,400, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12,500 for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provides an aggregate allowance for cost reduction efforts, defined in the Credit Agreement as restructuring charges, in the amount of $1,250 in fiscal year 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement.  Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10,600 to $7,500 for fiscal year 2010 through fiscal year 2012 and $8,500 for fiscal year 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20,000.

As of September 24, 2010 and June 30, 2010, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3,768 and $3,668 as of September 24, 2010 and June 30, 2010, respectively. Based upon the borrowing base formula, the maximum availability was $32,950 and $30,195 as of September 24, 2010 and June 30, 2010, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $29,182 and $26,527 as of September 24, 2010 and June 30, 2010, respectively.

On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of the Company, pursuant to which the Company borrowed $5,000. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners is an investor in the Company’s preferred stock offering. On July 19, 2006, the Company also issued a ten-year warrant to Federal Partners to purchase up to 66 shares of its common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5,000 was proportionately allocated to the note and the warrant in the amount of $4,418 and $582, respectively. The amount allocated to the warrants of $582 was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for the three months ended September 24, 2010 and September 25, 2009, was $0 and $9, respectively.

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC (“CAH”), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property.  In June 2010, the Company entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the modification followed by a second principal payment of $250 due on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011 (See Note 12).

In July 2010, the Company financed $2,559 of insurance premiums payable in nine equal monthly installments of approximately $288 each, including a finance charge of 2.890%. As of September 24, 2010, the balance outstanding was $1,712.

Note 12.  Variable Interest Entity

The Company’s condensed consolidated financial statements include the financial results of a variable interest entity in which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of an entity, it considers a number of factors, including its ability to direct the activities that most significantly affect the entity’s economic success, the Company’s contractual rights and responsibilities under the arrangement and the significance of the arrangement to each party. These considerations impact the way the Company accounts for its existing collaborative and joint venture relationships and determines the consolidation of companies or entities with which the Company has collaborative or other arrangements.

The Company consolidates the operations of CAH, as it retains the contractual power to direct the activities of CAH which most significantly and directly impact its economic performance. The activity of CAH is not significant to the overall performance of the Company. The assets of CAH are restricted, from the standpoint of the Company, in that they are not available for the Company’s general business use outside the context of CAH.

The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	September 24, 2010	June 30, 2010
Current assets:
Cash and cash equivalents	$35	$64
Restricted investments	309	309
Total current assets	344	373

Other assets	4,339	4,336
Total assets	$4,683	$4,709

Current liabilities:
Current portion of long-term debt	$2,700	$2,700
Environmental remediation liabilities	23	50
Other accrued liabilities	696	693
Total current liabilities	3,419	3,443

Long-term environmental remediation liabilities	121	108
Total liabilities	$3,540	$3,551

The Company and its other partner do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the first fiscal quarter ended September 24, 2010, the Company has provided approximately $591 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable.  Ultimately, the Company expects the proceeds from the available for sale property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH’s obligations as they become due.

Note 13.  Income Taxes

During the year ended June 30, 2008, the Company determined it to be more likely than not that its net deferred tax asset would not be realized.  A valuation allowance was recorded against the Company’s net deferred tax assets. The Company has reassessed this conclusion during the current quarter and concluded that it remains more likely than not that these assets will not be realized, and therefore a full valuation allowance remains.

The Company recorded a tax expense of $464 for the three months ended September 24, 2010 primarily related to interest expense on its uncertain tax positions.

The Company records a liability for uncertain tax positions under the measurement criteria of ASC Topic 740, Income Taxes. As of September 24, 2010 the recorded liability was $4,449. The Company is currently under Internal Revenue Service (“IRS”) examination for the fiscal years 2003 through 2008.  On December 18, 2009, the IRS formally assessed the Company certain adjustments related to Exit Strategy projects. The Company does not agree with these adjustments and filed an appeal on February 19, 2010. If the IRS prevails in its position, the Company would owe additional federal taxes of $9,995 (including interest) for these periods.

The Company expects that the total amount of unrecognized tax benefits could increase or decrease within the next twelve months. It is reasonably possible that the unrecognized tax benefits could decrease by approximately $3,000 or increase by approximately $6,000 due to the timing of the resolution of the IRS examination.

Note 14.  Operating Segments

The Company manages its business under the following three operating segments:

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

The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). The Company’s CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company’s CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company’s overall strategy. The Company’s CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets.  Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

The following tables present summarized financial information for the Company’s operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total
Three months ended September 24, 2010:
Gross revenue	$17,125	$46,780	$14,670	$78,575
Net service revenue	14,934	31,174	10,809	56,917
Segment profit	2,269	7,544	1,629	11,442
Depreciation and amortization	240	449	150	839

Three months ended September 25, 2009:
Gross revenue	$18,895	$46,719	$16,209	$81,823
Net service revenue	14,880	28,509	12,480	55,869
Segment profit	1,820	5,939	1,432	9,191
Depreciation and amortization	257	831	267	1,355

	Three Months Ended
	September 24,	September 25,
	2010	2009
Gross revenue
Gross revenue from reportable operating segments	$78,575	$81,823
Reconciling items (1)	243	534
Total consolidated gross revenue	$78,818	$82,357

Net service revenue
Net service revenue from reportable operating segments	$56,917	$55,869
Reconciling items (1)	673	1,091
Total consolidated net service revenue	$57,590	$56,960

Income (loss) from operations before taxes and equity in losses
Segment profit	$11,442	$9,191
Corporate shared services (2)	(6,975)	(7,781)
Stock-based compensation expense	(721)	(586)
Unallocated depreciation and amortization	(389)	(595)
Interest expense	(197)	(264)
Total consolidated income (loss) from operations before taxes and equity in losses	$3,160	$(35)

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$839	$1,355
Unallocated depreciation and amortization	389	595
Total consolidated depreciation and amortization	$1,228	$1,950

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM’s evaluation of operating segment performance.

(2)

Corporate shared services consists of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 15.  Legal Matters

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

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.  A former landlord of a subsidiary of the Company has sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. The plaintiff is alleging damages of approximately $7,600. This case is scheduled for trial in February 2011, and the Company believes that it has meritorious defenses, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

Judy Kroshus et al v. United Sates of America, et al, United States District Court, District of Nevada, 2009.  A subsidiary of the Company and three of its current and former employees have been named as defendants in an action brought by various plaintiffs who live in or around a residential subdivision that sustained flood damage on or about January 5, 2008.  Plaintiffs allege that the flood was caused by the breach of a nearby canal and that the City of Fernley retained the Company’s subsidiary to provide engineering services, including review and approval of certain residential subdivision plans. Plaintiffs claim that they sustained unspecified personal injuries and that their homes and real property were damaged as a result of the negligence and errors and omission of various defendants including the Company’s subsidiary. Two plaintiffs voluntarily discontinued their claims against the Company’s subsidiary and its employees in May 2010.

The Company has filed a motion to dismiss the remaining Plaintiffs’ claims against the Company’s subsidiary. The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

U.S. Real Estate Limited Partnership, LP v. Lauth Group, Inc. et al., California Superior Court, Solano County, 2009.  A subsidiary of the Company was named as a cross-defendant (along with a number of other parties) by the general contractor who was sued in the underlying action by the owner of the subject property.  The plaintiff sought damages to repair and/or replace a distribution warehouse facility including the associated roadway.  The claims against the Company’s subsidiary, which performed geotechnical engineering services, were limited to a relatively small portion of the project related to the exterior concrete roadway. A global settlement was recently reached in this case which fully resolves all claims against all parties including the Company’s subsidiary.

Portside Village v. K.B. Homes, California Superior Court Solano County, 2006.  A subsidiary of the Company is named as a defendant in a lawsuit claiming unspecified damages for alleged construction and design defects including alleged differential settlement in townhouse units, excessive overall site settlement, and improper drainage.  The subsidiary provided certain geotechnical engineering services with respect to the project.  The case is scheduled for trial in January 2011, and the Company believes it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company’s business, operating results, financial position, and cash flows.

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450, Contingencies. As of September 24, 2010 and June 30, 2010, the Company had recorded $7,872 and $7,126, respectively, of reserves in the Company’s financial statements for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved, the principal of which are described above. The Company also has insurance recovery receivables related to the aforementioned litigation-related reserves of $4,120 and $2,840 as of September 24, 2010 and June 30, 2010, respectively.

The Company periodically adjusts the amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available.  The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $12,404, of which $5,888 would be covered by insurance.

TRC COMPANIES, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 24, 2010 and September 25, 2009

Beginning with the fiscal quarter ended September 28, 2007, we established our fiscal quarter end as the last Friday of the quarter. We believe the last Friday of the fiscal quarter period reporting is more consistent with our operating cycle, as well as the reporting periods of our industry peers. The three months ended September 24, 2010 contains one less day than the same period in the prior fiscal year.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors in the sections captioned “Critical Accounting Policies” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and below in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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

In the course of providing our services we routinely subcontract services. Generally these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue (“NSR”), which is gross revenue less the cost of subcontractor costs and other direct reimbursable charges, and our discussion and analysis of financial condition and results of operations uses NSR as a point of reference.

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

We experience seasonal trends in our business.  Our revenue is typically lower in the second and third fiscal quarters, as our business is, to some extent, dependent on field work and construction scheduling and is also affected by federal holidays such as Thanksgiving, Christmas and New Year’s holidays.  Our revenues are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, harsher weather conditions that occur in the fall and winter occasionally cause some of our offices to close temporarily and can significantly affect our project field work.  Conversely, our business generally benefits from milder weather conditions in our first and fourth fiscal quarters, which allows for more productivity from our on-site services.

Operating Segments

We manage our business under the following three operating segments:

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

Our chief operating decision maker is our Chief Executive Officer (“CEO”). Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment profit. We utilize segment revenue and segment profit because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets.  Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole, except as discussed herein.

The following table presents the approximate percentage of our NSR by operating segment for the three months ended September 24, 2010 and September 25, 2009:

	Three Months Ended
	September 24,	September 25,
Operating Segment	2010	2009
Energy	26.2%	26.6%
Environmental	54.8%	51.0%
Infrastructure	19.0%	22.4%
	100.0%	100.0%

Business Trend Analysis

Energy: The utilities in the United States are in the early stages of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and dispatch of renewable sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. Electric utilities throughout the United States will be investing over $50 billion in the performance of this work over the next several years. The current downturn within the US economy has slowed the pace of this investment, yet it does not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency.  The American Recovery and Reinvestment Act of 2009 (“ARRA”), Regional Green House Gas Initiative and newly established System Benefit Charges at the state or utility level are significantly expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are focused on growing our presence in the Texas and California markets where demand for services is the highest.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Our accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of the Annual Report on Form 10-K as of and for the year ended June 30, 2010.

Results of Operations

We reported a net loss applicable to our common shareholders of $1.1 million and $0.9 million for the three months ended September 24, 2010 and September 25, 2009, respectively, primarily due to preferred stock accretion charges of $3.8 million for the three months ended September 24, 2010 and $0.8 million for the three months ended September 25, 2009. The preferred stock accretion charges will continue until the preferred stock converts to common stock in December 2010.We expect to record $3.5 million of additional preferred stock accretion charges through the December 1, 2010 conversion date.

Overall, results for the first quarter of fiscal 2011 reflect a continuation of the challenging economic and industry trends we have seen over the past year as current quarter NSR remained relatively flat for the three months ended September 24, 2010 compared to same period in the prior year. Although we are seeing indications of the recovery in spending by our industrial clients, many remain cautious regarding spending on new capital projects. While the demand environment is beginning to recover, we continued to further streamline our cost structure during the current quarter. As a percentage of NSR, operating income increased to 5.8% for the three months ended September 24, 2010 from 0.4% for the same period in the prior year as discussed below.

Consolidated Results

The following table presents the dollar and percentage changes in certain items in the condensed consolidated statements of operations for the three months ended September 24, 2010 and September 25, 2009:

	Three Months Ended
	September 24,	September 25,	Change
(Dollars in thousands)	2010	2009	$	%
Gross revenue	$78,818	$82,357	$(3,539)	(4.3)%
Less subcontractor costs and other direct reimbursable charges	21,228	25,397	(4,169)	(16.4)
Net service revenue	57,590	56,960	630	1.1
Interest income from contractual arrangements	88	180	(92)	(51.1)
Insurance recoverables and other income	597	3,283	(2,686)	(81.8)
Cost of services	46,574	50,880	(4,306)	(8.5)
General and administrative expenses	6,538	6,678	(140)	(2.1)
Provision for doubtful accounts	578	686	(108)	(15.7)
Depreciation and amortization	1,228	1,950	(722)	(37.0)
Operating income	3,357	229	3,128	1,365.9
Interest expense	(197)	(264)	67	25.4
Income (loss) from operations before taxes and equity in losses	3,160	(35)	3,195	9,128.6
Federal and state income tax provision	(464)	(56)	(408)	(728.6)
Income (loss) from operations before equity in losses	2,696	(91)	2,787	3,062.6
Equity in losses from unconsolidated affiliates	(13)	(15)	2	13.3
Net income (loss)	2,683	(106)	2,789	2,631.1
Net loss applicable to noncontrolling interest	21	27	(6)	(22.2)
Net income (loss) applicable to TRC Companies, Inc.	2,704	(79)	2,783	3,522.8
Accretion charges on preferred stock	(3,799)	(834)	(2,965)	(355.5)
Net loss applicable to TRC Companies, Inc.’s common shareholders	$(1,095)	$(913)	$(182)	(19.9)%

Gross revenue decreased $3.6 million, or 4.3%, to $78.8 million for the three months ended September 24, 2010 from $82.4 million for the same period in the prior year.  Current quarter gross revenue in our energy segment decreased $1.8 million primarily due to a decline in work performed by our subcontractors. In the comparable period in fiscal year 2010, our projects experienced higher levels of subcontracting and procurement activity and, therefore, generating higher gross revenues and other direct costs (“ODC’s”). The wind-down of a large transportation design project in our infrastructure segment also reduced current fiscal quarter gross revenue by approximately $1.2 million compared to the same period in the prior year. The remainder of the decrease in gross revenue was primarily attributable to certain actions taken in the prior fiscal year to eliminate lower margin work in our infrastructure operating segment.

NSR increased $0.6 million, or 1.1%, to $57.6 million for the three months ended September 24, 2010 from $57.0 million for the same period in the prior year. The increase in current quarter NSR was primarily related to the effect of adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $1.9 million in the same period in the prior year. In fiscal year 2011, we did not experience similar estimated cost increases. This increase was offset, in part, by a $1.7 decrease in our infrastructure segment primarily due to the aforementioned actions taken to eliminate lower margin work and the wind down of a large transportation design project.

Interest income from contractual arrangements decreased $0.1 million, or 51.1%, to $0.1 million for the three months ended September 24, 2010 from $0.2 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal year 2011 compared to fiscal year 2010.

Insurance recoverables and other income decreased $2.7 million, or 81.8%, to $0.6 million for the three months ended September 24, 2010 from $3.3 million for the same period in the prior year.  In the first quarter of fiscal year 2010, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In fiscal year 2011, we did not experience similar estimated cost increases.

COS decreased $4.3 million, or 8.5%, to $46.6 million for the three months ended September 24, 2010 from $50.9 million for the same period in the prior year. The decrease was related, in part, to a $2.1 million decrease in Exit Strategy contract loss reserves. As discussed above, increases to our Exit Strategy cost estimates did not occur at the same level in the current period as compared to the same period last year. In addition, the decrease in COS was attributable to a $1.7 million reduction in payroll due headcount reductions and a $1.2 million decrease in claims costs associated with our self insured medical benefits plan, due, in part, to plan design changes. These decreases were partially offset by higher bonus costs. As a percentage of NSR, COS was 80.9% and 89.3% for the three months ended September 24, 2010 and September 25, 2009, respectively.

G&A expenses decreased $0.1 million, or 2.1%, to $6.5 million for the three months ended September 24, 2010 from $6.6 million for the same period in the prior year. The decrease was primarily attributable to a decrease in legal and accounting fees.

The provision for doubtful accounts decreased $0.1 million, or 15.7%, to $0.6 million for the three months ended September 24, 2010 from $0.7 million for the same period in the prior year. The decrease was primarily due to the corresponding decrease in gross revenue.

Depreciation and amortization expense decreased $0.7 million, or 37.0%, to $1.2 million for the three months ended September 24, 2010 from $1.9 million for the same period in the prior year. The decrease in depreciation expense was principally related to technology equipment becoming fully depreciated since the same period in the prior year. Also, amortization expense decreased during the three months ended September 24, 2010 due to accelerated amortization expense on certain intangible assets in the fourth quarter of fiscal year 2010.

Interest expense decreased $0.1 million, or 25.4%, to $0.2 million for the three months ended September 24, 2010 from $0.3 million for the same period in the prior year. The decrease was primarily due to a lower average outstanding debt balance during the three months ending September 24, 2010 as compared to the prior year.

The federal and state income tax provision was $0.5 million for the three months ended September 24, 2010 compared to $0.1 million for the same period in the prior year primarily related to interest expense recorded on our uncertain tax positions.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three months ended September 24, 2010 and September 25, 2009:

	Three Months Ended
	September 24,	September 25,
	2010	2009
Net service revenue	100.0%	100.0%

Interest income from contractual arrangements	0.2	0.3
Insurance recoverables and other income	1.0	5.8

Operating costs and expenses:
Cost of services	80.9	89.3
General and administrative expenses	11.4	11.7
Provision for doubtful accounts	1.0	1.2
Depreciation and amortization	2.1	3.5
Total operating costs and expenses	95.4	105.7
Operating income	5.8	0.4
Interest expense	(0.3)	(0.5)
Income (loss) from operations before taxes and equity in losses	5.5	(0.1)
Federal and state income tax provision	(0.8)	(0.1)
Income (loss) from operations before equity in losses	4.7	(0.2)
Equity in losses from unconsolidated affiliates	—	—
Net income (loss)	4.7	(0.2)
Net loss applicable to noncontrolling interest	—	0.1
Net income (loss) applicable to TRC Companies, Inc.	4.7	(0.1)
Accretion charges on preferred stock	(6.6)	(1.5)
Net loss applicable to TRC Companies, Inc.’s common shareholders	(1.9)%	(1.6)%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended
	September 24,	September 25,	Change
	2010	2009	$	%
Gross revenue	$17,125	$18,895	$(1,770)	(9.4)%
Net service revenue	$14,934	$14,880	$54	0.4%
Segment profit	$2,269	$1,820	$449	24.7%

Gross revenue decreased $1.8 million, or 9.4%, to $17.1 million for the three months ended September 24, 2010 from $18.9 million for the same period of the prior year. Current quarter gross revenue declined primarily due to lower subcontractor activity on energy services projects which resulted in both decreased gross revenue and subcontractor costs.  The completion of a large geothermal project also contributed to the decline in gross revenue.

NSR increased $0.05 million, or 0.4%, to $14.93 million for the three months ended September 24, 2010 from $14.88 million for the same period of the prior year.  The moderate increase in NSR was primarily due to increased activity on electric transmission and distribution projects as our clients began to resume investments in capital projects that were delayed throughout fiscal year 2010.  This increase was offset, in large part, by the aforementioned completion of a large geothermal project.

The Energy operating segment’s profit increased $0.4 million, or 24.7%, to $2.2 million for the three months ended September 24, 2010 from $1.8 million for the same period of the prior year.  The increase in the Energy operating segment’s profit for fiscal year 2010 is primarily related to improved alignment of costs to our revenue base through reductions in labor and fringe costs.  As a percentage of NSR, the Energy operating segment’s profit increased to 15.2% for the three months ended September 24, 2010 from 12.2% for the same period of the prior year.

Environmental Operating Segment Results

	Three Months Ended
	September 24,	September 25,	Change
	2010	2009	$	%
Gross revenue	$46,780	$46,719	$61	0.1%
Net service revenue	$31,174	$28,509	$2,665	9.3%
Segment profit	$7,544	$5,939	$1,605	27.0%

Gross revenue increased $0.1 million, or 0.1%, to $46.8 million for the three months ended September 24, 2010 from $46.7 million for the same period of the prior year. The increase in gross revenue was primarily due to a moderate increase in demand for our environmental services. This increase was offset in large part due to a reduction in requirements for construction and procurement activity resulting in a reduction to gross revenue and ODC’s.

NSR increased $2.7 million, or 9.3%, to $31.2 million for the three months ended September 24, 2010 from $28.5 million for the same period of the prior year. The increase in current quarter NSR was primarily related to the effect of adjustments to the estimates at completion on certain Exit Strategy contracts which reduced NSR by approximately $1.9 million in the same period in the prior year. In fiscal year 2011, we did not experience similar adjustments. The remainder of the increase was due to the overall increase in demand for our environmental services, particularly work associated with air measurements and monitoring.

The Environmental operating segment’s profit increased $1.6 million, or 27.0%, to $7.5 million for the three months ended September 24, 2010 from $5.9 million for the same period of the prior year. The increase in the Environmental operating segment’s profit for fiscal year 2010 was related to the increase in NSR. As a percentage of NSR, the Environmental operating segment’s profit increased to 24.2% for the three months ended September 24, 2010 from 20.8% for the same period of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended
	September 24,	September 25,	Change
	2010	2009	$	%
Gross revenue	$14,670	$16,209	$(1,539)	(9.5)%
Net service revenue	$10,809	$12,480	$(1,671)	(13.4)%
Segment profit	$1,629	$1,432	$197	13.8%

Gross revenue decreased $1.5 million, or 9.5%, to $14.7 million for the three months ended September 24, 2010 from $16.2 million for the same period of the prior year. The decrease in gross revenue for our Infrastructure operating segment was primarily due the wind-down of a large transportation design project. Current quarter revenue also showed the impact of certain actions taken to eliminate lower margin work.

NSR decreased $1.7 million, or 13.4%, to $10.8 million for the three months ended September 24, 2010 from $12.5 million for the same period of the prior year. The decrease in NSR for our Infrastructure operating segment was primarily due to the aforementioned actions taken to eliminate lower margin work and the wind-down of a large transportation design project.

The Infrastructure operating segment’s profit increased $0.2 million, or 13.8%, to $1.6 million for the three months ended September 24, 2010 from $1.4 million for the same period of the prior year. Our Infrastructure segment experienced stronger performance for the three months ended September 24, 2010, as compared to the same period of the prior year, despite a reduction in the overall volume of business, as we continue to reduce lower margin work. As a percentage of NSR, the Infrastructure operating segment’s profit increased to 15.1% for the three months ended September 24, 2010 from 11.5% for the same period of the prior year.

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

Cash flows used in operating activities were $14.5 million for the three months ended September 24, 2010, compared to $5.4 million of cash used in the same period of the prior year. Sources of cash used by operating assets and liabilities for the three months ended September 24, 2010 totaled $24.8 million and primarily consisted of the following: (1) an $8.3 million increase in accounts receivable due to timing of collections; (2) an $8.3 million decrease in accounts payable primarily due to the timing of payments to vendors; (3)  a $3.5 million increase in prepaid expenses and other current assets; and (4) a $2.6 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects. Sources of cash used in operating assets and liabilities for the three months ended September 24, 2010 were offset by cash provided by operating assets and liabilities totaling $5.3 million consisting primarily of the following: (1) a $2.0 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; and (2) a $1.9 million increase in accrued compensation and benefits. In addition, non-cash items for the three months ended September 24, 2010 resulted in net expenses of $2.4 million. The non-cash expense items of $2.5 million consisted primarily of the following: (1) $1.2 million for depreciation and amortization; (2) $0.7 million for stock-based compensation expense; and (3) $0.6 million for the provision for doubtful accounts. The non-cash expense items were offset by non-cash income of $0.1 million primarily related to other comprehensive income. Typically, we have negative cash flows from operating activities in the early part of the fiscal year with improvements coming in the second half of the fiscal year. Receivables and payables are typically maximized at fiscal yearend, and annual bonuses and the majority of insurance premiums are paid during the first half of the fiscal year.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 108 days as of September 24, 2010 from 93 days as of June 30, 2010. The increase in DSO is primarily due to seasonality. When comparing the current fiscal quarter DSO to the same period of the prior year, which eliminates the seasonality factor, our DSO declined two days from 110 days as of September 25, 2009 to 108 days as of September 24, 2010. Our goal is to maintain DSO at less than 90 days.

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

Cash used in investing activities was approximately $0.8 million for the three months ended September 24, 2010, compared to $0.5 million used in the same period of the prior year. Cash used consisted primarily of $1.0 million for property and equipment and $0.1 million for earnout payments made on a prior year acquisition, which were primarily offset by $0.2 million from restricted investments.

Cash provided by financing activities was approximately $1.5 million for the three months ended September 24, 2010, compared to $0.9 million provided for the same period of the prior year. Cash provided consisted of $2.6 million of short-term financing related to fiscal year 2011 insurance premiums offset by $0.9 million for payments made on long-term debt and the short-term insurance financing.

Long-Term Debt

On July 17, 2006, we and substantially all of our subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”) as the lead lender and administrative agent, with Textron Financial Corporation (“Textron”) subsequently participating as an additional lender. The Credit Agreement, as amended, provided us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. In June 2009,  a $15.0 million syndication reserve was established which reduces the maximum revolver amount from $50.0 million to $35.0 million subject to increase upon Wells Fargo completing a syndication to replace Textron as a participant in the facility. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 4.50% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement we must maintain average monthly backlog of $190.0 million and, depending on borrowing capacity, maintain a minimum fixed charge ratio of 1:00 to 1:00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $6.1 million, $9.2 million, $10.9 million and $12.4 million, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provides an aggregate allowance for cost reduction efforts, defined in the Credit Agreement as restructuring charges, in the amount of $3.0 million in fiscal year 2010 and $1.25 million in fiscal year 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement.  Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10.6 million to $7.5 million for fiscal year 2010 through fiscal year 2012 and $8.5 million for fiscal year 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20.0 million.

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies necessarily calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management’s discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to EBITDA and operating loss for the trailing twelve month periods ended September 24, 2010 and September 25, 2009 (in thousands):

	Trailing Twelve Months
	September 24,	September 25,
	2010	2009
Operating loss	$(18,324)	$(18,558)
Depreciation and amortization	7,327	7,363
EBITDA	(10,997)	(11,195)
Goodwill and intangible asset write-offs	20,249	21,438
Permitted discretionary cost reduction efforts	1,513	1,868
Consolidated Adjusted EBITDA under the Credit Agreement	$10,765	$12,111

The actual covenant results as compared to the covenant requirements under the Credit Agreement as of September 24, 2010 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 12 months	$10,765	Must Exceed	$6,100
Average Monthly Backlog	Trailing 3 months	$368,582	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2011	$1,008	Not to Exceed	$7,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1:00 to 1:00

(1)         As of September 24, 2010, the fixed charge ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million.

As of September 24, 2010 and June 30, 2010, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3.8 million and $3.7 million as of September 24, 2010 and June 30, 2010, respectively. Based upon the borrowing base formula, the maximum availability was $33.0 million and $30.1 million as of September 24, 2010 and June 30, 2010, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $29.2 million and $26.5 million as of September 24, 2010 and June 30, 2010, respectively.

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners is an investor in our preferred stock offering. On July 19, 2006, we also issued a ten-year warrant to Federal Partners to purchase up to 66 shares of our common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $0.7 million was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5.0 million was proportionately allocated to the note and the warrant in the amount of $4.4 million and $0.6 million, respectively. The amount allocated to the warrants of $0.6 million was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for the three months ended September 24, 2010 and September 25, 2009, was $0 and $9 thousand, respectively.

In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC (“CAH”), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property.  In June 2010, we entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million made upon consummation of the modification followed by a second principal payment of $0.25 million due in six months and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. CAH is consolidated into our condensed consolidated financial statements with the other party’s ownership interest recorded as a noncontrolling interest.

In July 2010, we financed approximately $2.6 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.890%. As of September 24, 2010, the balance outstanding was approximately $1.7 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 24, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company’s quarter ended September 24, 2010 that has significantly affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

November 3, 2010	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)