Form 10-Q
period 2010-12-24
TRC COMPANIES INC /DE/
filed 2011-02-02
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 24, 2010
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________
Commission file number 1-9947
TRC COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0853807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Griffin Road North
Windsor, Connecticut	06095
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (860) 298-9692
___________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [ ] NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On January 31, 2011 there were 27,149,043 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED DECEMBER 24, 2010

PART I: FINANCIAL INFORMATION

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Gross revenue	$84,291	$82,264	$163,109	$164,621
Less subcontractor costs and other direct reimbursable charges	23,968	28,024	45,196	53,421
Net service revenue	60,323	54,240	117,913	111,200
Interest income from contractual arrangements	125	187	213	367
Insurance recoverables and other income	2,313	2,643	2,910	5,926

Operating costs and expenses:
Cost of services	51,715	49,880	98,289	100,760
General and administrative expenses	6,312	6,371	12,850	13,049
Provision for doubtful accounts	595	424	1,173	1,110
Depreciation and amortization	1,233	1,846	2,461	3,796
Total operating costs and expenses	59,855	58,521	114,773	118,715
Operating income (loss)	2,906	(1,451)	6,263	(1,222)
Interest expense	(218)	(262)	(415)	(526)
Gain on extinguishment of debt	—	1,716	—	1,716
Income (loss) from operations before taxes and equity in earnings (losses)	2,688	3	5,848	(32)
Federal and state income tax (provision) benefit	(222)	4,481	(686)	4,425
Income from operations before taxes and equity in earnings (losses)	2,466	4,484	5,162	4,393
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	23	(28)	10	(43)
Net income	2,489	4,456	5,172	4,350
Net loss applicable to noncontrolling interest	13	37	34	64
Net income applicable to TRC Companies, Inc.	2,502	4,493	5,206	4,414
Accretion charges on preferred stock	(3,462)	(1,218)	(7,261)	(2,052)
Net (loss) income applicable to TRC Companies, Inc.'s common shareholders	$(960)	$3,275	$(2,055)	$2,362

Basic (loss) earnings per common share	$(0.04)	$0.17	$(0.10)	$0.12
Diluted (loss) earnings per common share	$(0.04)	$0.16	$(0.10)	$0.12

Weighted-average common shares outstanding:
Basic	21,817	19,573	20,781	19,491
Diluted	21,817	19,926	20,781	19,788

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	December 24, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,546	$14,709
Accounts receivable, less allowance for doubtful accounts	83,005	87,104
Insurance recoverable - environmental remediation	36,442	35,664
Restricted investments	12,241	14,744
Prepaid expenses and other current assets	12,468	9,123
Income taxes refundable	147	388
Total current assets	162,849	161,732
Property and equipment	46,361	47,287
Less accumulated depreciation and amortization	(35,726)	(35,535)
Property and equipment, net	10,635	11,752
Goodwill	14,870	14,870
Investments in and advances to unconsolidated affiliates and construction joint ventures	116	117
Long-term restricted investments	44,243	46,426
Long-term prepaid insurance	42,863	44,529
Other assets	8,286	8,369
Total assets	$283,862	$287,795
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,244	$3,629
Accounts payable	26,258	35,871
Accrued compensation and benefits	26,708	22,393
Deferred revenue	21,924	26,486
Environmental remediation liabilities	529	623
Other accrued liabilities	43,857	43,781
Total current liabilities	123,520	132,783
Non-current liabilities:
Long-term debt, net of current portion	5,700	5,815
Long-term income taxes payable	4,580	4,149
Long-term deferred revenue	101,407	102,452
Long-term environmental remediation liabilities	6,025	6,404
Total liabilities	241,232	251,603
Preferred stock, $.10 par value; 500,000 shares authorized, 7,209 shares issued and outstanding as convertible, liquidation preference value of $22,277 as of June 30, 2010	—	8,239
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 27,150,060 and 27,146,578 shares issued and outstanding, respectively, at December 24, 2010 and 19,637,535 and 19,634,053 shares issued and outstanding, respectively, at June 30, 2010	2,715	1,964
Additional paid-in capital	172,519	163,897
Accumulated deficit	(132,677)	(137,883)
Accumulated other comprehensive income	265	133
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	42,789	28,078
Noncontrolling interest	(159)	(125)
Total equity	42,630	27,953
Total liabilities and equity	$283,862	$287,795
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 24, 2010	December 25, 2009
Cash flows from operating activities:
Net income	$5,172	$4,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	2,461	3,796
Stock-based compensation expense	1,379	1,063
Provision for doubtful accounts	1,173	1,110
Gain on extinguishment of debt	—	(1,716)
Other non-cash items	16	224
Changes in operating assets and liabilities:
Accounts receivable	2,261	12,397
Insurance recoverable - environmental remediation	(778)	(5,859)
Income taxes	672	(4,728)
Restricted investments	4,440	7,833
Prepaid expenses and other current assets	(2,655)	(436)
Long-term prepaid insurance	1,666	1,658
Other assets	52	(50)
Accounts payable	(9,518)	(8,890)
Accrued compensation and benefits	4,315	(6,917)
Deferred revenue	(5,607)	(5,428)
Environmental remediation liabilities	(473)	(649)
Other accrued liabilities	118	22
Net cash provided by (used in) operating activities	4,694	(2,220)
Cash flows from investing activities:
Additions to property and equipment	(1,608)	(1,924)
Restricted investments	479	666
Earnout payments on acquisitions	(77)	(656)
Proceeds from sale of fixed assets	38	36
Investments in and advances to unconsolidated affiliates	(9)	(10)
Net cash used in investing activities	(1,177)	(1,888)
Cash flows from financing activities:
Payments on long-term debt and other	(1,974)	(2,285)
Proceeds from long-term debt and other	2,559	2,485
Shares repurchased to settle tax withholding obligations	(255)	—
Payments on exchange of stock options	(10)	—
Payments of issuance costs related to convertible preferred stock	—	(134)
Net cash provided by financing activities	320	66
Increase (decrease) in cash and cash equivalents	3,837	(4,042)
Cash and cash equivalents, beginning of period	14,709	8,469
Cash and cash equivalents, end of period	$18,546	$4,427
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 24, 2010 and December 25, 2009
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
The Company reported a net loss applicable to the Company's common shareholders of $960 and $2,055 for the three and six months ended December 24, 2010, respectively, due primarily to preferred stock accretion charges of $3,462 and $7,261 for the three and six months ended December 24, 2010, respectively. The preferred stock converted to common stock on December 1, 2010, and, as of that date, no further preferred stock accretion charges will be recorded. Although the Company incurred a net loss in the current period, it has generated cash from operations of $4,694 during the six months ended December 24, 2010. The Company has a revolving credit facility with a maturity date of July 17, 2013 under which no amounts were outstanding as of December 24, 2010 and $30,591 was available for borrowings. The Company will continue to focus on improving operating profitability and cash flows from operations through reductions in general and administrative expenses and cost of services through enhanced project management. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the duration of the credit facility and the foreseeable future.
The condensed consolidated balance sheet as of December 24, 2010, the condensed consolidated statements of operations for the three and six months ended December 24, 2010 and December 25, 2009, and the condensed consolidated statements of cash flows for the six months ended December 24, 2010 and December 25, 2009 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2010.

Note 2. New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28 an accounting pronouncement related to Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The Company will adopt this pronouncement for its fiscal year beginning July 1, 2011.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to ASC Topic 805, Business Combinations, which requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, the Company will include the required disclosures for its fiscal year beginning July 1, 2011.

Note 3. Fair Value Measurements

The Company's financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
Level 1 Inputs - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (i.e. New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2 Inputs - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.
Level 3 Inputs - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.
As of December 24, 2010, the Company believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, due to the short maturity of these financial instruments. The Company's financial assets as of December 24, 2010 and June 30, 2010 are included in current and long-term restricted investments on the condensed consolidated balance sheets. The following tables present the level within the fair value hierarchy at which the Company's financial assets are measured on a recurring basis as of December 24, 2010 and June 30, 2010.
Assets Measured at Fair Value on a Recurring Basis as of December 24, 2010

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,839	—	—	$3,839
Certificates of deposit	—	1,660	—	1,660
Corporate bonds	—	1,497	—	1,497
Money market accounts	761	—	—	761
Total	$4,600	$3,157	$—	$7,757
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$3,796	—	—	$3,796
Certificates of deposit	—	1,656	—	1,656
Corporate bonds	—	667	—	667
Money market accounts	1,927	—	—	1,927
U.S. government obligations	110	—	—	110
Total	$5,833	$2,323	$—	$8,156

Note 4. Changes in Equity and Noncontrolling Interest
Net income applicable to noncontrolling interests' share in income (loss) are classified below net income (loss) in the condensed consolidated statements of operations. Earnings (loss) per share continues to be determined after the impact of the noncontrolling interests' share in net income (loss) of the Company. In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.
A reconciliation of consolidated changes in equity for the six months ended December 24, 2010 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comprehensive	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2010	19,638	$1,964	$163,897	$(137,883)	$133	3	$(33)	$28,078	$(125)	$27,953

Net income (loss)	—	—	—	5,206	—	—	—	5,206	(34)	5,172
Unrealized gain on available for sale securities	—	—	—	—	132	—	—	132	—	132
Total comprehensive income (loss)								5,338	(34)	5,304
Accretion charges on preferred stock	—	—	(7,261)	—	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	390	39	1,340	—	—	—	—	1,379	—	1,379
Shares repurchased to settle tax withholding obligations	(94)	(10)	(245)	—	—	—	—	(255)	—	(255)
Directors' deferred compensation	7	1	19	—	—	—	—	20	—	20
Preferred stock conversion	7,209	721	14,779	—	—	—	—	15,500	—	15,500
Cash paid related to option exchange	—	—	(10)	—	—	—	—	(10)	—	(10)
Balances as of December 24, 2010	27,150	$2,715	$172,519	$(132,677)	$265	3	$(33)	$42,789	$(159)	$42,630
A reconciliation of consolidated changes in equity for the six months ended December 25, 2009 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comprehensive	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income (Loss)	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2009	19,358	$1,936	$168,459	$(121,434)	$(305)	3	$(33)	$48,623	$—	$48,623

Net income (loss)	—	—	—	2,362	—	—	—	2,362	(64)	2,298
Unrealized gain on available for sale securities	—	—	—	—	373	—	—	373	—	373
Total comprehensive income (loss)								2,735	(64)	2,671
Issuance of common stock	48	5	177	—	—	—	—	182	—	182
Accretion charges on preferred stock	—	—	(2,052)	2,052	—	—	—	—	—	—
Stock-based compensation	231	23	1,040	—	—	—	—	1,063	—	1,063
Shares repurchased to settle tax withholding obligations	(71)	(7)	(261)	—	—	—	—	(268)	—	(268)
Directors' deferred compensation	12	1	43	—	—	—	—	44	—	44
Balances as of December 25, 2009	19,578	$1,958	$167,406	$(117,020)	$68	3	$(33)	$52,379	$(64)	$52,315

Note 5. Restructuring Reserve
A summary of restructuring reserve activity for the six months ended December 24, 2010 is as follows:

Facility Closures
Liability balance as of July 1, 2010	$888
Payments	(305)
Adjustments	(77)
Liability balance as of December 24, 2010	$506
As of December 24, 2010, $506 of facility closure costs remain accrued and are expected to be paid over various remaining lease terms through fiscal 2013.

Note 6. Stock-Based Compensation

As of December 24, 2010, the Company had two plans under which stock-based compensation have been issued: the TRC Companies, Inc. Restated Stock Option Plan, and the Amended and Restated 2007 Equity Incentive Plan, collectively, (“the Plans”). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Stock-based compensation is awarded by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer the authority to grant stock-based awards for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards (“RSA's”), restricted stock units (“RSU's”) and performance stock units (“PSU's”).

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During the three and six months ended December 24, 2010 and December 25, 2009, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Cost of services	$264	$210	$579	$492
General and administrative expenses	394	267	800	571
Total stock-based compensation expense	$658	$477	$1,379	$1,063

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC Companies, Inc. stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. The assumptions used to value stock options granted for the three and six months ended December 24, 2010 and December 25, 2009 are as follows:

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Risk-free interest rate	None	None	None	1.99%
Expected life	None	None	None	4.0 years
Expected volatility	None	None	None	72.9% - 73.6%
Expected dividend yield	None	None	None	None

The approximate weighted-average grant date fair value using the Black-Scholes option pricing model of all stock options granted during the six months ended December 25, 2009 was $2.28.

A summary of stock option activity for the six months ended December 24, 2010 under the Plans is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding options as of June 30, 2010 (1,231 exercisable)	1,484	$11.88	4.2	$24
Options forfeited	(418)	13.39
Options expired	(103)	10.65
Outstanding options as of December 24, 2010	963	$11.35	3.8	$68
Options exercisable as of December 24, 2010	830	$12.14	3.6	$24
Options vested and expected to vest as of December 24, 2010	945	$11.46	3.7	$60
Shares available for future grants	1,900

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of December 24, 2010 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $3.93 as of December 24, 2010. There were no options exercised during the three and six months ended December 24, 2010 and December 25, 2009.

As of December 24, 2010, there was $361 of total unrecognized compensation expense related to non-vested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.0 year.

In July 2009 the Company's shareholders approved amendments to the 2007 Equity Incentive Plan to permit option repricings, exchanges and similar programs. Directors and Executive Officers do not participate in such programs. On September 23, 2010 the Company commenced an option exchange program under which stock options with exercise prices in excess of $7.25 per share and expiration dates after June 30, 2011 were eligible for exchange into RSU's with a four year vesting schedule based on the Black-Scholes value of the exchanged stock options. Where a participant received less than five hundred RSU's they were entitled to a cash payment equal to the greater of the number of RSU's times $2.82 or one hundred dollars. On November 1, 2010, 415 stock options were forfeited and exchanged for 97 RSU's and an aggregate of $10 in cash.

Restricted Stock Awards

Compensation expense for RSA's granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were no RSA grants during the three and six months ended December 24, 2010 and December 25, 2009.

A summary of non-vested RSA activity for the six months ended December 24, 2010 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2010	607	$3.67
Awards vested	(193)	4.11
Awards forfeited	(1)	11.47
Non-vested awards as of December 24, 2010	413	$3.44

As of December 24, 2010, there was $1,204 of total unrecognized compensation expense related to non-vested RSA's under the Plans which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

Compensation expense for RSU's granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date. RSU grants totaled 791 shares at a weighted-average grant date fair value of $2.67 per share during the six months ended December 24, 2010 including 108 shares granted to outside members of the Board of Directors at a weighted-average grant date fair-value of $2.77 per share which vest in equal increments quarterly over a one year period. During the three and six months ended December 24, 2010, 168 and 196 shares vested with a fair value of $434 and $515, respectively. RSU grants totaled 583 shares at a weighted-average grant date fair value of $3.59 per share for the six months ended December 25, 2009. In addition during the three and six months ended December 25, 2009 97 shares were granted to outside members of the Board of Directors at a weighted-average grant date fair-value of $3.10 per share which vested in equal increments quarterly over a one year period.

A summary of non-vested RSU activity for the six months ended December 24, 2010 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2010	617	$3.51
Units granted	791	2.67
Units vested	(196)	3.42
Non-vested units as of December 24, 2010	1,212	$2.98

As of December 24, 2010, there was $3,397 of total unrecognized compensation expense related to non-vested RSU's, and this expense is expected to be recognized over a weighted-average period of 3.1 years.

Performance Stock Units

Compensation expense for PSU's granted to employees is recognized if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU's is determined based on the closing market price of the Company's common stock on the grant date. During the six months ended December 24, 2010, the Company granted 551 PSU's to employees at a weighted-average grant date fair value of $2.88. The PSU's vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2011.

As of December 24, 2010, the Company determined that the achievement of the performance condition of the PSU's granted during the six months ended December 24, 2010 is probable, and therefore $83 and $122 of compensation expense was recorded during the three and six months ended December 24, 2010.

As of December 24, 2010, there was $1,465 of total unrecognized compensation expense related to non-vested PSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.3 years.

Warrants

During the six months ended December 25, 2009, warrants to purchase 73 shares of the Company's common stock were redeemed for cash of $656. The redemption of the warrants was treated as an investing outflow in the condensed consolidated statement of cash flows for the six months ended December 25, 2009 because the warrants related to a prior acquisition. The Company currently has 25 warrants outstanding with a strike price of $9.63 and an expiration date of July 13, 2011.

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

For the three and six months ended December 24, 2010, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. The holders of the convertible preferred stock do not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for the three and six months ended December 24, 2010 were not allocated to the convertible preferred stock. The preferred stock converted to common stock on December 1, 2010, resulting in the inclusion of 2,403 and 1,201 shares in the basic weighted-average shares outstanding for the three and six months ended December 24, 2010, respectively. Because the effects are anti-dilutive, 4,806 and 6,008 of the 7,209 common shares from the preferred stock conversion on December 1, 2010 were excluded from the calculation of diluted EPS for the three and six months ended December 24, 2010, respectively. The number of outstanding stock options, warrants and non-vested RSA's, RSU's and PSU's excluded from the diluted EPS calculations (as they were anti-dilutive) were 3,088 and 3,240 for the three and six months ended December 24, 2010, and 3,302 and 2,876 for the three and six months ended December 25, 2009, respectively.

The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 24, 2010 and December 25, 2009:

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Net income applicable to TRC Companies, Inc.	$2,502	$4,493	$5,206	$4,414
Accretion charges on preferred stock	(3,462)	(1,218)	(7,261)	(2,052)
Net (loss) income applicable to TRC Companies, Inc.'s common shareholders	$(960)	$3,275	$(2,055)	$2,362

Basic weighted-average common shares outstanding	21,817	19,573	20,781	19,491
Effect of dilutive stock options and restricted stock	—	353	—	297
Diluted weighted-average common shares outstanding	21,817	19,926	20,781	19,788

Earnings (loss) per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic (loss) earnings per common share	$(0.04)	$0.17	$(0.10)	$0.12
Diluted (loss) earnings per common share	$(0.04)	$0.16	$(0.10)	$0.12

Note 8. Accounts Receivable

The current portion of accounts receivable as of December 24, 2010 and June 30, 2010 was comprised of the following:

	December 24, 2010	June 30, 2010
Billed	$55,942	$47,040
Unbilled	34,595	43,736
Retainage	3,345	6,241
	93,882	97,017
Less allowance for doubtful accounts	(10,877)	(9,913)
	$83,005	$87,104

Note 9. Other Accrued Liabilities

As of December 24, 2010 and June 30, 2010, other accrued liabilities were comprised of the following:

	December 24, 2010	June 30, 2010
Contract costs and loss reserves	$26,562	$26,845
Legal costs	8,706	8,821
Lease obligations	2,911	2,955
Restructuring reserve	506	888
Other	5,172	4,272
	$43,857	$43,781

Note 10. Goodwill and Intangible Assets

In accordance with ASC Topic 350, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units utilizing valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

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

Due to declines in estimated future cash flows and market multiples of comparable companies as a result of the U.S recession and its negative impact on several of the Company's key markets, resulting in delays, curtailments and cancellations of proposed and existing projects, which decreased the overall demand for its services, the Company performed a full interim impairment test on goodwill for all reporting units as of April 26, 2010. For three of the Company's reporting units with goodwill the carrying value of the reporting unit exceeded fair value, resulting in a goodwill impairment charge of $20,249.

Since the adoption of ASC Topic 350, the Company's annual impairment review of goodwill had been completed at the end of the second quarter of each fiscal year. During the second quarter of fiscal 2011 the Company changed its accounting policy whereby the annual impairment review of goodwill will be performed as of each fiscal April month-end instead of the end of the second quarter of each fiscal year. This date coincides with the interim impairment analysis of goodwill for all reporting units with goodwill that was completed as of April 26, 2010. The change in the annual goodwill impairment testing date coincides with the Company's annual preparation of long range projections (budgets and forecasts), which are a significant component utilized in the goodwill impairment analysis.  Accordingly, the Company believes the change in the annual impairment testing date is preferable in the circumstances.  The change in the Company's annual goodwill impairment testing date is not intended to nor does it delay, accelerate or avoid an impairment charge. As it was impracticable to objectively determine long range projection and valuation estimates as of each fiscal April month-end for fiscal years ending on or prior to June 30, 2009, the Company has retrospectively applied the change in annual impairment testing date to the start of the fiscal year beginning July 1, 2009.

As of December 24, 2010, the Company had $14,870 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 26, 2010 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current fiscal quarter.

There have been no changes in the carrying amount of goodwill for the six months ended December 24, 2010. The amounts by operating segment as of December 24, 2010 are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	December 24,	Impairment	December 24,
Operating Segment	2010	Losses	2010	Adjustments	2010	Losses	2010
Energy	$20,050	$(14,506)	$5,544	—	$20,050	$(14,506)	$5,544
Environmental	27,191	(17,865)	9,326	—	27,191	(17,865)	9,326
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$54,465	$(39,595)	$14,870	—	$54,465	$(39,595)	$14,870

The changes in the carrying amount of goodwill for the six months ended December 25, 2009 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	December 25,	Impairment	December 25,
Operating Segment	2009	Losses	2009	Adjustments	2009	Losses	2009
Energy	$26,433	$—	$26,433	(6,383)	$20,050	$—	$20,050
Environmental	20,808	(12,122)	8,686	6,383	27,191	(12,122)	15,069
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$54,465	$(19,346)	$35,119	—	$54,465	$(19,346)	$35,119

During the three months ended September 25, 2009, the Company made certain changes to its management reporting structure which resulted in a change in the composition of the Company's operating segments and to the number of reporting units. The Company reallocated goodwill to its newly formed reporting units using the relative fair value allocation approach. As a result, there was a reallocation of goodwill in the amount of $6,383 from the Energy operating segment to the Environmental operating segment. The Company had 16 reporting units as of September 25, 2009 compared to three reporting units as of June 30, 2009. This reallocation, in conjunction with the continued downturn in the Company's key markets, resulted in an interim impairment test. Accordingly, the Company assessed the recoverability of goodwill of $35,119 as of September 25, 2009 for the seven reporting units within its Energy and Environmental operating segments which had associated goodwill. The remaining nine reporting units, all in the Infrastructure operating segment, have no goodwill associated with them due to the impairment charge recorded in fiscal year 2009. As of September 25, 2009, the fair value of each of the Company's reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required.

The Company also assessed the recoverability of goodwill of $35,119 as of the end of the second quarter of fiscal year 2010, which was the historical annual impairment assessment date. In performing the goodwill assessment, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods was the same as at September 25, 2009. At December 25, 2009, the fair value of each of the Company's reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required.

Identifiable intangible assets as of December 24, 2010 and June 30, 2010 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 24, 2010			June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$184	$(56)	$128	$184	$(25)	$159

With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$610	$(56)	$554	$610	$(25)	$585

Customer relationships represent the only identifiable intangible assets with determinable lives, and they are amortized over the weighted-average period of approximately three years. The amortization of intangible assets during the three months ended December 24, 2010 and December 25, 2009 was $15 and $64, respectively. The amortization of intangible assets during the six months ended December 24, 2010 and December 25, 2009 was $31 and $129, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal year 2011 - $31; fiscal year 2012 - $61; and fiscal year 2013 - $36.

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended December 24, 2010, and therefore intangible assets were not assessed for impairment.

Note 11. Long-Term Debt
The Company and substantially all of its subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”) as the lead lender and administrative agent, with Textron Financial Corporation (“Textron”) subsequently participating as an additional lender. The Credit Agreement, as amended, provided the Borrower with a five-year senior revolving credit facility of up to $50,000 based upon a borrowing base formula on accounts receivable. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset-based lending business, Textron elected to no longer participate in the credit facility. In June 2009, a $15,000 syndication reserve was established which reduces the maximum revolver amount from $50,000 to $35,000 subject to increase upon Wells Fargo completing a syndication to replace Textron as a participant in the facility. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 3.00% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.
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
As of December 24, 2010 and June 30, 2010, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3,768 and $3,668 as of December 24, 2010 and June 30, 2010, respectively. Based upon the borrowing base formula, the maximum availability was $34,359 and $30,195 as of December 24, 2010 and June 30, 2010, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $30,591 and $26,527 as of December 24, 2010 and June 30, 2010, respectively.
On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of the Company, pursuant to which the Company borrowed $5,000. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners was an investor in the Company's preferred stock offering. On July 19, 2006, the Company also issued a ten-year warrant to Federal Partners to purchase up to 66 shares of its common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5,000 was proportionately allocated to the note and the warrant in the amount of $4,418 and $582, respectively. The amount allocated to the warrants of $582 was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for the three and six months ended December 24, 2010 and December 25, 2009, was $0 and $9, respectively.
In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of the property. In June 2010, the Company entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the modification followed by a second principal payment of $250 made on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011 (See Note 12).
In July 2010, the Company financed $2,559 of insurance premiums payable in nine equal monthly installments of approximately $288 each, including a finance charge of 2.89%. As of December 24, 2010, the balance outstanding was $859.

Note 12. Variable Interest Entity
The Company's condensed consolidated financial statements include the financial results of a variable interest entity in which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of an entity, it considers a number of factors, including its ability to direct the activities that most significantly affect the entity's economic success, the Company's contractual rights and responsibilities under the arrangement and the significance of the arrangement to each party. These considerations impact the way the Company accounts for its existing collaborative and joint venture relationships and determines the consolidation of companies or entities with which the Company has collaborative or other arrangements.
The Company consolidates the operations of CAH, as it retains the contractual power to direct the activities of CAH which most significantly and directly impact its economic performance. The activity of CAH is not significant to the overall performance of the Company. The assets of CAH are restricted, from the standpoint of the Company, in that they are not available for the Company's general business use outside the context of CAH.

The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	December 24, 2010	June 30, 2010
Current assets:
Cash and cash equivalents	$21	$64
Restricted investments	310	309
Total current assets	331	373
Other assets	4,344	4,336
Total assets	$4,675	$4,709
Current liabilities:
Current portion of long-term debt	$2,450	$2,700
Environmental remediation liabilities	17	50
Other accrued liabilities	51	693
Total current liabilities	2,518	3,443
Long-term environmental remediation liabilities	93	108
Total liabilities	$2,611	$3,551
The Company and its other partner do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the second fiscal quarter ended December 24, 2010, the Company has provided approximately $891 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable.  Ultimately, the Company expects the proceeds from the available for sale property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH's obligations as they become due.

Note 13. Income Taxes
During the year ended June 30, 2008, the Company determined it to be more likely than not that its net deferred tax asset would not be realized and a valuation allowance was recorded against the Company's net deferred tax assets. The Company has reassessed this conclusion during the current quarter and concluded that it remains more likely than not that these assets will not be realized, and therefore a full valuation allowance remains.
The Company recorded a tax expense of $222 and $686 for the three and six months ended December 24, 2010, respectively, primarily related to state income taxes and interest expense on its uncertain tax positions.
The Company records a liability for uncertain tax positions under the measurement criteria of ASC Topic 740, Income Taxes. As of December 24, 2010 the recorded liability was $4,580. The Company is currently under Internal Revenue Service (“IRS”) examination for the fiscal years 2003 through 2008.  On December 18, 2009, the IRS formally assessed the Company certain adjustments related to Exit Strategy projects. The Company does not agree with these adjustments and filed an appeal on February 19, 2010. If the IRS prevails in its position, the Company would owe additional federal taxes of $10,156 (including interest) for these periods.
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

Environmental: The Environmental operating segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies, and is organized to focus on key areas of demand including: air quality measurements and modeling of potential air pollution impacts, assessment and remediation of contaminated sites and buildings, environmental licensing and permitting of a wide variety of projects, and natural and cultural resource assessment and management.

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. The Company's client base is predominantly state and municipal governments as well as select commercial developers. Primary services include: roadway and surface transportation design; structural design of bridges; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; and geotechnical engineering services. Major markets include the northeast United States, Texas, Louisiana and California.

The Company's chief operating decision maker is its Chief Executive Officer (“CEO”). The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended December 24, 2010:
Gross revenue	$22,566	$45,928	$14,601	$83,095
Net service revenue	17,804	31,665	10,219	59,688
Segment profit	4,582	7,725	1,173	13,480
Depreciation and amortization	238	453	160	851

Three months ended December 25, 2009:
Gross revenue	$18,286	$48,636	$15,887	$82,809
Net service revenue	14,041	27,134	12,467	53,642
Segment profit	1,223	5,265	1,670	8,158
Depreciation and amortization	255	732	256	1,243

	Energy	Environmental	Infrastructure	Total

Six months ended December 24, 2010:
Gross revenue	$39,691	$92,708	$29,271	$161,670
Net service revenue	32,738	62,839	21,028	116,605
Segment profit	6,851	15,269	2,802	24,922
Depreciation and amortization	478	902	310	1,690

Six months ended December 25, 2009:
Gross revenue	$37,181	$95,355	$32,096	$164,632
Net service revenue	28,921	55,643	24,947	109,511
Segment profit	3,043	11,204	3,102	17,349
Depreciation and amortization	512	1,563	523	2,598

	Three Months Ended		Six Months Ended
Gross revenue	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Gross revenue from reportable operating segments	$83,095	$82,809	$161,670	$164,632
Reconciling items (1)	1,196	(545)	1,439	(11)
Total consolidated gross revenue	$84,291	$82,264	$163,109	$164,621

Net service revenue
Net service revenue from reportable operating segments	$59,688	$53,642	$116,605	$109,511
Reconciling items (1)	635	598	1,308	1,689
Total consolidated net service revenue	$60,323	$54,240	$117,913	$111,200

Income (loss) from operations before taxes and equity in earnings (losses)
Segment profit	$13,480	$8,158	$24,922	$17,349
Corporate shared services (2)	(9,534)	(8,529)	(16,509)	(16,310)
Stock-based compensation expense	(658)	(477)	(1,379)	(1,063)
Unallocated depreciation and amortization	(382)	(603)	(771)	(1,198)
Interest expense	(218)	(262)	(415)	(526)
Gain on extinguishment of debt	—	1,716	—	1,716
Total consolidated income (loss) from operations before taxes and equity in earnings (losses)	$2,688	$3	$5,848	$(32)

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$851	$1,243	$1,690	$2,598
Unallocated depreciation and amortization	382	603	771	1,198
Total consolidated depreciation and amortization	$1,233	$1,846	$2,461	$3,796

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

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

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007. A former landlord of a subsidiary of the Company has sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. The plaintiff is alleging substantial damages. This case is scheduled for trial in April 2011, and the Company believes that it has meritorious defenses, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

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

U.S. Real Estate Limited Partnership, LP v. Lauth Group, Inc. et al., California Superior Court, Solano County, 2009.  A subsidiary of the Company was named as a cross-defendant (along with a number of other parties) by the general contractor who was sued in the underlying action by the owner of the subject property.  The plaintiff sought damages to repair and/or replace a distribution warehouse facility including the associated roadway.  The claims against the Company's subsidiary, which performed geotechnical engineering services, were limited to a relatively small portion of the project related to the exterior concrete roadway. A global settlement was recently reached in this case which fully resolves all claims against all parties including the Company's subsidiary.

Portside Village v. K.B. Homes, California Superior Court Solano County, 2006. A subsidiary of the Company is named as a defendant in a lawsuit claiming unspecified damages for alleged construction and design defects including alleged differential settlement in townhouse units, excessive overall site settlement, and improper drainage. The subsidiary provided certain geotechnical engineering services with respect to the project. In January 2011 a settlement was reached in this case which is covered by insurance.

Obie Matthews v. National Grid Utility Services, LLC., et al,; Supreme Court of the State of New York, New York County, 2010.  A subsidiary of the Company is named as a defendant in a personal injury lawsuit concerning an accident that occurred on or about September 13, 2010 at a construction project located in Queens, New York.  The plaintiff was employed by the general contractor who hired the Company's subsidiary to perform certain consulting services at the project.  The Company believes that it has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

City of Marksville v. Willis Engineering, et al, 12th Judicial District Court, Avoyelles Parish, Louisiana, 2009.  The Company, a subsidiary and a former employee have been named as defendants in an action brought by the City of Marksville alleging defective design of certain aspects of a municipal water system. The case went to trial in January 2011, and the jury found in favor of the Company, the subsidiary and the former employee.

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450, Contingencies. As of December 24, 2010 and June 30, 2010, the Company had recorded $7,373 and $7,126, respectively, of reserves in the Company's financial statements for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved, the principal of which are described above. The Company also has insurance recovery receivables related to the aforementioned litigation-related reserves of $3,530 and $2,840 as of December 24, 2010 and June 30, 2010, respectively.

The Company periodically adjusts the amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $8,654, of which $2,013 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended December 24, 2010 and December 25, 2009

Beginning with the fiscal quarter ended September 28, 2007, we established our fiscal quarter end as generally the last Friday of the quarter. We believe the last Friday of the fiscal quarter period reporting is more consistent with our operating cycle as well as the reporting periods of our industry peers. The three months ended December 24, 2010 is comparable to the same period in the prior year, however, the six months ended December 24, 2010 contains one less day than the same period in the prior fiscal year.

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

In the course of providing our services we routinely subcontract services. Generally these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue (“NSR”), which is gross revenue less the cost of subcontractor costs and other direct reimbursable charges, and our discussion and analysis of financial condition and results of operations uses NSR as a primary point of reference.

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

Our revenue, expenses and operating results may fluctuate significantly from year to year as a result of numerous factors, including:

•	Unanticipated changes in contract performance that may affect profitability, particularly with contracts that

•	are fixed-price or have funding limits;

•	Seasonality of the spending cycle, notably for state and local government entities, and the spending patterns of our commercial sector clients;

•	Budget constraints experienced by our federal, state and local government clients;

•	Divestitures or discontinuance of operating units;

•	Employee hiring, utilization and turnover rates;

•	The number and significance of client contracts commenced and completed during the period;

•	Creditworthiness and solvency of clients;

•	The ability of our clients to terminate contracts without penalties;

•	Delays incurred in connection with contracts;

•	The size, scope and payment terms of contracts;

•	Contract negotiations on change orders and collection of related accounts receivable;

•	The timing of expenses incurred for corporate initiatives;

•	Competition;

•	Litigation;

•	Changes in accounting rules;

•	The credit markets and their effect on our customers; and

•	General economic or political conditions.

We experience seasonal trends in our business. Our revenue is typically lower in the second and third fiscal quarters, as our business is, to some extent, dependent on field work and construction scheduling and is also affected by federal holidays such as Thanksgiving, Christmas and New Year's. Our revenues are lower during these times of the year because many of our clients' employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized. In addition to holidays, harsher weather conditions that occur in the fall and winter occasionally cause some of our offices to close temporarily and can significantly affect our project field work. Conversely, our business generally benefits from milder weather conditions in our first and fourth fiscal quarters which allow for more productivity from our field services.

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

Environmental: The Environmental operating segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies, and is organized to focus on key areas of demand including: air quality measurements and modeling of potential air pollution impacts, assessment and remediation of contaminated sites and buildings, environmental licensing and permitting of a wide variety of projects, and natural and cultural resource assessment and management.

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. Our client base is predominantly state and municipal governments as well as select commercial developers. Primary services include: roadway and surface transportation design; structural design of bridges; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; and geotechnical engineering services. Major markets include the northeast United States, Texas, Louisiana and California.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and six months ended December 24, 2010 and December 25, 2009:

	Three Months Ended		Six Months Ended
Operating Segment	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Energy	29.8%	26.2%	28.1%	26.4%
Environmental	53.1%	50.6%	53.9%	50.8%
Infrastructure	17.1%	23.2%	18.0%	22.8%
	100.0%	100.0%	100.0%	100.0%

Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and dispatch of renewable sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. Electric utilities throughout the United States will be investing over $50 billion in the performance of this work over the next several years. The current downturn within the US economy has slowed the pace of this investment, yet it does not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency.  The American Recovery and Reinvestment Act of 2009 (“ARRA”), Regional Green House Gas Initiative and newly established System Benefit Charges at the state or utility level are significantly expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are focused on growing our presence in the Texas and California markets where demand for services is the highest.

Environmental: Market demand for environmental services has stabilized following a recent decline caused by general economic conditions. While the economic decline served to temporarily halt the long term pattern of growth historically enjoyed by this operating segment, the fundamental compliance drivers for environmental services remain in place. A rapidly evolving regulatory compliance arena (more recently focused upon climate change issues and clean power usage and development), the continuing need to support transactions, and the need to enhance our aging transportation and energy infrastructure all remain as critical drivers for environmental services.  Due to ARRA and other factors it now appears that historical long term growth rates in the environmental market may return in the near future.

Infrastructure: Demand for services is expected to continue to be flat for fiscal year 2011 due to general economic conditions, heavy budget cuts and deficit issues, the lack of a new federal transportation bill, and revenue shortfalls at state and municipal levels. Recent estimates indicate that approximately $2 trillion needs to be invested over the next five years in national infrastructure alone to restore the system to a state of good repair. In January 2010, the current administration committed $8 billion in federal stimulus to high speed rail. The Senate version of the Jobs Bill passed in mid-March 2010 included $15 billion for infrastructure funding (plus a $20 billion Highway Trust Fund Transfer to maintain Federal Obligations through 2010), and the Transportation Reauthorization Act has included several short extensions and $500 billion in long term commitments. In the long-term the Infrastructure operating segment may also benefit from alternative funding mechanisms (e.g., a proposed National Infrastructure Bank); the continued attractiveness of Public Private Partnerships; potential additional economic stimulus initiatives; and the continued need to upgrade, replace or repair aging transportation infrastructure.

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as filed with the SEC on September 13, 2010. Management has determined that no material changes concerning our critical accounting policies have occurred since June 30, 2010.

Results of Operations

We reported a net loss applicable to our common shareholders of $1.0 million and $2.1 million for the three and six months ended December 24, 2010, respectively, due primarily to preferred stock accretion charges of $3.5 million and $7.3 million for the three and six months ended December 24, 2010, respectively. The preferred stock converted to common stock on December 1, 2010, and, as of that date, no further preferred stock accretion charges will be recorded.

Overall, results for the second quarter and first six months of fiscal 2011 reflect a continuation of the challenging economic and industry trends we have seen over the past year as current period gross revenues remained relatively flat and NSR showed modest gains for the three and six months ended December 24, 2010 compared to same periods in the prior year. Although we are seeing indications of the recovery in spending by our industrial clients, many remain cautious regarding spending on new capital projects. While the demand environment is beginning to recover, we continued to further streamline our cost structure during the period. As a percentage of NSR, operating income increased to 4.8% and 5.3% for the three and six months ended December 24, 2010, respectively, from operating losses of 2.7% and 1.1% for the same periods in the prior year.

Consolidated Results

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and six months ended December 24, 2010 and December 25, 2009:

	Three Months Ended				Six Months Ended
	Dec. 24,	Dec. 25,	Change		Dec. 24,	Dec. 25,	Change
(Dollars in thousands)	2010	2009	$	%	2010	2009	$	%
Gross revenue	$84,291	$82,264	$2,027	2.5%	$163,109	$164,621	$(1,512)	(0.9)%
Less subcontractor costs and other direct reimbursable charges	23,968	28,024	(4,056)	(14.5)	45,196	53,421	(8,225)	(15.4)
Net service revenue	60,323	54,240	6,083	11.2	117,913	111,200	6,713	6.0
Interest income from contractual arrangements	125	187	(62)	(33.2)	213	367	(154)	(42.0)
Insurance recoverables and other income	2,313	2,643	(330)	(12.5)	2,910	5,926	(3,016)	(50.9)
Cost of services	51,715	49,880	1,835	3.7	98,289	100,760	(2,471)	(2.5)
General and administrative expenses	6,312	6,371	(59)	(0.9)	12,850	13,049	(199)	(1.5)
Provision for doubtful accounts	595	424	171	40.3	1,173	1,110	63	5.7
Depreciation and amortization	1,233	1,846	(613)	(33.2)	2,461	3,796	(1,335)	(35.2)
Operating income (loss)	2,906	(1,451)	4,357	(300.3)	6,263	(1,222)	7,485	(612.5)
Interest expense	(218)	(262)	44	(16.8)	(415)	(526)	111	(21.1)
Gain on extinguishment of debt	—	1,716	(1,716)	(100.0)	—	1,716	(1,716)	(100.0)
Income (loss) from operations before taxes and equity in earnings (losses)	2,688	3	2,685	NM	5,848	(32)	5,880	NM
Federal and state income tax (provision) benefit	(222)	4,481	(4,703)	(105.0)	(686)	4,425	(5,111)	(115.5)
Income from operations before equity in earnings (losses)	2,466	4,484	(2,018)	(45.0)	5,162	4,393	769	17.5
Equity in earnings (losses) from unconsolidated affiliates	23	(28)	51	(182.1)	10	(43)	53	(123.3)
Net income	2,489	4,456	(1,967)	(44.1)	5,172	4,350	822	18.9
Net loss applicable to noncontrolling interest	13	37	(24)	(64.9)	34	64	(30)	(46.9)
Net income applicable to TRC Companies, Inc.	2,502	4,493	(1,991)	(44.3)	5,206	4,414	792	17.9
Accretion charges on preferred stock	(3,462)	(1,218)	(2,244)	184.2	(7,261)	(2,052)	(5,209)	253.8
Net (loss) income applicable to TRC Companies, Inc.'s common shareholders	$(960)	$3,275	$(4,235)	(129.3)%	$(2,055)	$2,362	$(4,417)	(187.0)%

NM - Not Meaningful

Three Months Ended December 24, 2010

Gross revenue increased $2.0 million, or 2.5%, to $84.3 million for the three months ended December 24, 2010 from $82.3 million for the same period in the prior year.  Current quarter gross revenue in our Energy operating segment increased $4.3 million primarily due increased activity on electric transmission and distribution projects as our clients began to resume investments in capital projects that were delayed throughout fiscal year 2010. Current quarter gross revenue in our Environmental operating segment decreased $2.7 million primarily due to a decline in work performed by our subcontractors. In the comparable period in fiscal year 2010, our projects experienced higher levels of subcontracting and procurement activity and, therefore, generated higher gross revenues and other direct costs (“ODC's”).

NSR increased $6.1 million, or 11.2%, to $60.3 million for the three months ended December 24, 2010 from $54.2 million for the same period in the prior year. Current quarter NSR in our Energy operating segment increased $3.8 million primarily due to the aforementioned increased activity on electric transmission and distribution projects. Current quarter NSR in our Environmental operating segment also increased $4.5 million primarily due to improved project performance on certain Exit Strategy contracts and a moderate increase in demand for our environmental services. In addition, we made a favorable adjustment to the estimate at completion on a large air monitoring contract which contributed approximately $0.7 million to NSR and operating income during the current period. These increases were offset, in part, by a $2.2 million decrease in NSR in our Infrastructure operating segment, which experienced lower overall demand due primarily to revenue shortfalls at state and municipal levels.

Interest income from contractual arrangements decreased $0.1 million, or 33.2%, to $0.1 million for the three months ended December 24, 2010 from $0.2 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal year 2011 compared to fiscal year 2010.

Insurance recoverables and other income decreased $0.3 million, or 12.5%, to $2.3 million for the three months ended December 24, 2010 from $2.6 million for the same period in the prior year.  In the second quarter of fiscal year 2010, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In the second quarter of fiscal year 2011, we did not experience the same level of estimated cost increases.

COS increased $1.8 million, or 3.7%, to $51.7 million for the three months ended December 24, 2010 from $49.9 million for the same period in the prior year. The increase in COS was related, in part, to a $1.0 million increase in bonus expense. The increase in our bonus expense was due to improved current period operating performance relative to our fiscal year 2010 earnings targets for the respective periods. In addition, the increase in COS also included a $0.6 million charge incurred for the early termination of an office lease. As a percentage of NSR, COS was 85.7% and 92.0% for the three months ended December 24, 2010 and December 25, 2009, respectively.

G&A expenses decreased $0.1 million, or 0.9%, to $6.3 million for the three months ended December 24, 2010 from $6.4 million for the same period in the prior year. The decrease was primarily attributable to a decrease in legal and accounting fees. As a percentage of NSR, G&A expenses were 10.5% and 11.7% for the three months ended December 24, 2010 and December 25, 2009, respectively.

The provision for doubtful accounts increased $0.2 million, or 40.3%, to $0.6 million for the three months ended December 24, 2010 from $0.4 million for the same period in the prior year. The increase was primarily due to the corresponding increase in gross revenue.

Depreciation and amortization expense decreased $0.6 million, or 33.2%, to $1.2 million for the three months ended December 24, 2010 from $1.8 million for the same period in the prior year. The decrease in depreciation expense was primarily related to technology equipment becoming fully depreciated since the same period in the prior year. Also, amortization expense decreased during the three months ended December 24, 2010 due to accelerated amortization expense on certain intangible assets in the fourth quarter of fiscal year 2010.

Interest expense decreased $0.04 million, or 16.8%, to $0.2 million for the three months ended December 24, 2010 from $0.3 million for the same period in the prior year. The decrease was primarily due to lower interest expense incurred on the CAH loan due to the modification agreement entered into in June 2010 which reduced the interest rate from 10.0% to 6.5% in return for principal payments made on the loan.

The federal and state income tax provision was $0.2 million for the three months ended December 24, 2010 compared to tax benefit of $4.5 million for the same period in the prior year. We recognized a net tax benefit of $4.5 million in the three months ending December 25, 2009 primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry-back an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carry-back our fiscal year 2008 net operating loss for a tax benefit of $2.8 million, which amount was collected in January 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change which resulted in an income tax benefit of $1.9 million.

Six Months Ended December 24, 2010

Gross revenue decreased $1.5 million, or 0.9%, to $163.1 million for the six months ended December 24, 2010 from $164.6 million for the same period in the prior year.  Current period gross revenue in our Infrastructure operating segment decreased $2.8 million primarily due to the wind-down of a large transportation design project, certain actions taken in the prior fiscal year to eliminate lower margin work and lower overall demand due primarily to revenue shortfalls at state and municipal levels. In addition, current period gross revenue in our Environmental operating segment decreased $2.6 million primarily due to a decline in work performed by our subcontractors. In the comparable period in fiscal year 2010, our projects experienced higher levels of subcontracting and procurement activity and, therefore, generated higher gross revenues and other direct costs (“ODC's”). This increase was offset, in large part, by increased gross revenue in our Energy operating segment primarily due to increased activity on electric transmission and distribution projects.

NSR increased $6.7 million, or 6.0%, to $117.9 million for the six months ended December 24, 2010 from $111.2 million for the same period in the prior year. NSR in our Energy operating segment increased $3.8 million in the six months ended December 24, 2010 primarily due to the aforementioned increased activity on electric transmission and distribution projects. Current year NSR in our Environmental operating segment also increased $7.2 million primarily due to the improved project performance on certain Exit Strategy contracts and a moderate increase in demand for our environmental services. These increases were offset, in part, by a $3.9 million decrease in our Infrastructure operating segment, the result of the wind-down of a significant transportation design project and lower overall demand from state and municipal clients which have experienced significant revenue shortfalls.

Interest income from contractual arrangements decreased $0.2 million, or 42.0%, to $0.2 million for the six months ended December 24, 2010 from $0.4 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal year 2011 compared to fiscal year 2010.

Insurance recoverables and other income decreased $3.0 million, or 50.9%, to $2.9 million for the six months ended December 24, 2010 from $5.9 million for the same period in the prior year.  In the first and second quarter of fiscal year 2010, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In fiscal year 2011 we did not experience the same level of estimated cost increases.

COS decreased $2.5 million, or 2.5%, to $98.3 million for the six months ended December 24, 2010 from $100.8 million for the same period in the prior year. The decrease was related, in part, to a $1.9 million decrease in Exit Strategy contract loss reserves. As discussed above, increases to our Exit Strategy cost estimates did not occur at the same level in the current period as compared to the same period last year. In addition, the decrease in COS was attributable to a $1.8 million reduction in payroll due to headcount reductions primarily in our Infrastructure operating segment and a $2.1 million decrease in fringe benefit costs associated with our self-insured medical benefits plan, due, in part, to plan design changes. These decreases were partially offset by higher bonus costs and a charge incurred for the early termination of an office lease. As a percentage of NSR, COS was 83.3% and 90.6% for the six months ended December 24, 2010 and December 24, 2010, respectively.

G&A expenses decreased $0.2 million, or 1.5%, to $12.9 million for the six months ended December 24, 2010 from $13.0 million for the same period in the prior year. The decrease was primarily attributable to a decrease in legal and accounting fees. As a percentage of NSR, G&A expenses were 10.9% and 11.7% for the six months ended December 24, 2010 and December 25, 2009, respectively.

The provision for doubtful accounts increased $0.1 million, or 5.7%, to $1.2 million for the six months ended December 24, 2010 from $1.1 million for the same period in the prior year. The increase was primarily due to the collection of a previously reserved receivable in the prior year period.

Depreciation and amortization expense decreased $1.3 million, or 35.2%, to $2.5 million for the six months ended December 24, 2010 from $3.8 million for the same period in the prior year. The decrease in depreciation expense was principally related to technology equipment becoming fully depreciated since the same period in the prior year. Also, amortization expense decreased during the three months ended December 24, 2010 due to accelerated amortization expense on certain intangible assets in the fourth quarter of fiscal year 2010.

Interest expense decreased $0.1 million, or 21.1%, to $0.4 million for the six months ended December 24, 2010 from $0.5 million for the same period in the prior year. The decrease was primarily due to lower interest expense incurred on the CAH loan due to the modification agreement entered into in June 2010 that reduced the interest rate from 10.0% to 6.5% in return for principal payments made on the loan.

The federal and state income tax provision was $0.7 million for the six months ended December 24, 2010 compared to a tax benefit of $4.4 million for the same period in the prior year. We recognized a net tax benefit of $4.4 million in the six months ending December 25, 2009 primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry-back an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carry-back our fiscal year 2008 net operating loss for a tax benefit of $2.8 million, which amount was collected in January 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change which resulted in an income tax benefit of $1.9 million.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and six months ended December 24, 2010 and December 25, 2009:

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	0.2	0.3	0.2	0.3
Insurance recoverables and other income	3.8	4.9	2.4	5.3

Operating costs and expenses:
Cost of services	85.7	92.0	83.3	90.6
General and administrative expenses	10.5	11.7	10.9	11.7
Provision for doubtful accounts	1.0	0.8	1.0	1.0
Depreciation and amortization	2.0	3.4	2.1	3.4
Total operating costs and expenses	99.2	107.9	97.3	106.7
Operating income (loss)	4.8	(2.7)	5.3	(1.1)
Interest expense	(0.3)	(0.5)	(0.3)	(0.4)
Gain on extinguishment of debt	—	3.2	—	1.5
Income (loss) from operations before taxes and equity in losses	4.5	—	5.0	—
Federal and state income tax (provision) benefit	(0.4)	8.3	(0.6)	4.0
Income from operations before equity in earnings (losses)	4.1	8.3	4.4	4.0
Equity in earnings (losses) from unconsolidated affiliates	—	(0.1)	—	(0.1)
Net income	4.1	8.2	4.4	3.9
Net loss applicable to noncontrolling interest	—	0.1	—	0.1
Net income applicable to TRC Companies, Inc.	4.1	8.3	4.4	4.0
Accretion charges on preferred stock	(5.7)	(2.3)	(6.1)	(1.9)
Net (loss) income applicable to TRC Companies, Inc.'s common shareholders	(1.6)%	6.0%	(1.7)%	2.1%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Six Months Ended
	Dec. 24,	Dec. 25,	Change		Dec. 24,	Dec. 25,	Change
	2010	2009	$	%	2010	2009	$	%
Gross revenue	$22,566	$18,286	$4,280	23.4%	$39,691	$37,181	$2,510	6.8%
Net service revenue	$17,804	$14,041	$3,763	26.8%	$32,738	$28,921	$3,817	13.2%
Segment profit	$4,582	$1,223	$3,359	274.7%	$6,851	$3,043	$3,808	125.1%

Gross revenue increased $4.3 million, or 23.4%, and $2.5 million, or 6.8%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. The increase in gross revenue in the three and six months ended December 24, 2010, is due to the increase in electric transmission and distribution spending and, to a lesser extent, increased demand for our energy efficiency program management services

NSR increased $3.8 million, or 26.8%, and $3.8 million, or 13.2%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. The increase in NSR was primarily due to increased activity on electric transmission and distribution projects as our clients began to resume investments in capital projects that were delayed throughout fiscal year 2010.

The Energy operating segment's profit increased $3.4 million, or 274.7%, and $3.8 million, or 125.1%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. The increase in the Energy operating segment's profit for the three and six months ended December 24, 2010 is primarily related to the increase in NSR and improved alignment of costs to our revenue base through reductions in labor and fringe costs. As a percentage of NSR, the Energy operating segment's profit increased to 25.7% from 8.7% and to 20.9% from 10.5% for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year.
Environmental Operating Segment Results

	Three Months Ended				Six Months Ended
	Dec. 24,	Dec. 25,	Change		Dec. 24,	Dec. 25,	Change
	2010	2009	$	%	2010	2009	$	%
Gross revenue	$45,928	$48,636	$(2,708)	(5.6)%	$92,708	$95,355	$(2,647)	(2.8)%
Net service revenue	$31,665	$27,134	$4,531	16.7%	$62,839	$55,643	$7,196	12.9%
Segment profit	$7,725	$5,265	$2,460	46.7%	$15,269	$11,204	$4,065	36.3%

Gross revenue decreased $2.7 million, or 5.6%, and $2.6 million, or 2.8%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. Gross revenue declined primarily due to lower subcontractor activity which resulted in both decreased gross revenue and subcontractor costs. This decrease was partially offset by increased demand for work performed by our employees. Revenue from work performed by our employees typically has a higher profit margin than revenue generated from subcontractors.

NSR increased $4.5 million, or 16.7%, and $7.2 million, or 12.9%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. The increase in NSR for the three and six months ended December 24, 2010 was primarily related to: improved project performance on certain Exit Strategy contracts which increased NSR by approximately $2.3 million and $3.7 million, respectively, in the same periods of the prior year and a decrease to our estimate at completion for a large air monitoring contract which contributed approximately $0.7 million to NSR and operating income during the three and six months ended December 24, 2010. The remainder of the increase was due to a moderate increase in demand for our environmental services during the three and six months ended December 24, 2010.

The Environmental operating segment's profit increased $2.5 million, or 46.7%, and $4.1 million, or 36.3%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. The increase in the Environmental operating segment's profit for the three and six months ended December 24, 2010 was related to the increase in NSR. As a percentage of NSR, the Environmental operating segment's profit increased to 24.4% from 19.4% and to 24.3% from 20.1% for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Six Months Ended
	Dec. 24,	Dec. 25,	Change		Dec. 24,	Dec. 25,	Change
	2010	2009	$	%	2010	2009	$	%
Gross revenue	$14,601	$15,887	$(1,286)	(8.1)%	$29,271	$32,096	$(2,825)	(8.8)%
Net service revenue	$10,219	$12,467	$(2,248)	(18.0)%	$21,028	$24,947	$(3,919)	(15.7)%
Segment profit	$1,173	$1,670	$(497)	(29.8)%	$2,802	$3,102	$(300)	(9.7)%

Gross revenue decreased $1.3 million, or 8.1%, and $2.8 million, or 8.8%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. The decrease in gross revenue for our Infrastructure operating segment was primarily due the wind-down of a large transportation design project and certain actions taken in the prior fiscal year to eliminate lower margin work.

NSR decreased $2.2 million, or 18.0%, and $3.9 million, or 15.7%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. The decrease in NSR for our Infrastructure operating segment was due to the reasons described above in addition to lower overall demand due primarily to revenue shortfalls at state and municipal levels.

The Infrastructure operating segment's profit decreased $0.5 million, or 29.8%, and $0.3 million, or 9.7%, for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year. The decrease was primarily due to the decline in the overall volume of business, offset in part by improved alignment of costs to our revenue base through reductions in labor and fringe costs. As a percentage of NSR, the Infrastructure operating segment's profit decreased to 11.5% from 13.4% and increased to 13.3% from 12.4% for the three and six months ended December 24, 2010, respectively, compared to the same periods of the prior year.

Impact of Inflation

Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund our operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to service debt.

Cash flows provided by operating activities were $4.7 million for the six months ended December 24, 2010, compared to $2.2 million of cash used in the same period of the prior year. Sources of cash used in operating assets and liabilities for the six months ended December 24, 2010 totaled $19.0 million and primarily consisted of the following: (1) a $9.5 million decrease in accounts payable primarily due to the timing of payments to vendors; (2) a $5.6 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; and (3) a $2.7 million increase in prepaid expenses and other current assets. Sources of cash used in operating assets and liabilities for the six months ended December 24, 2010 were offset by cash provided by operating assets and liabilities totaling $13.5 million consisting primarily of the following: (1) a $4.4 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $4.3 million increase in accrued compensation and benefits; (3) a $2.3 million decrease in accounts receivable due to timing of collections; and (4) a $1.7 million decrease in long-term prepaid insurance. In addition, non-cash items for the six months ended December 24, 2010 resulted in net expenses of $5.0 million consisting primarily of the following: (1) $2.5 million for depreciation and amortization; (2) $1.4 million for stock-based compensation expense; and (3) $1.2 million for the provision for doubtful accounts.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 89 days as of December 24, 2010 from 93 days as of June 30, 2010. Our goal is to maintain DSO at less than 90 days.

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

Cash used in investing activities was approximately $1.2 million for the six months ended December 24, 2010, compared to $1.9 million used in the same period of the prior year. Cash used consisted primarily of $1.6 million for property and equipment and $0.1 million for earnout payments made on a prior year acquisition, which were primarily offset by $0.5 million from restricted investments.

Cash provided by financing activities was approximately $0.3 million for the six months ended December 24, 2010, compared to $0.1 million provided for the same period of the prior year. Cash provided consisted of $2.6 million of short-term financing related to fiscal year 2011 insurance premiums offset by $2.0 million for payments made on long-term debt and the short-term insurance financing.

Long-Term Debt
We and substantially all of our subsidiaries, (the “Borrower”), entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”) as the lead lender and administrative agent, with Textron Financial Corporation (“Textron”) subsequently participating as an additional lender. The Credit Agreement, as amended, provided us with a five-year senior revolving credit facility of up to $50.0 million based upon a borrowing base formula on accounts receivable. In connection with the closing of the preferred stock offering and as a result of previously announced plans to exit the asset based lending business, Textron elected to no longer participate in the credit facility. In June 2009, a $15.0 million syndication reserve was established which reduces the maximum revolver amount from $50.0 million to $35.0 million subject to increase upon Wells Fargo completing a syndication to replace Textron as a participant in the facility. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 3.00% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

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

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies necessarily calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to EBITDA and operating loss for the trailing twelve month periods ended December 24, 2010 and December 25, 2009 (in thousands):

	Trailing Twelve Months
	December 24, 2010	December 25, 2009
Operating (loss) income	$(13,967)	$378
Depreciation and amortization	6,714	7,350
EBITDA	(7,253)	7,728
Goodwill and intangible asset write-offs	20,249	—
Permitted discretionary cost reduction efforts	1,984	2,005
Consolidated Adjusted EBITDA under the Credit Agreement	$14,980	$9,733

The actual covenant results as compared to the covenant requirements under the Credit Agreement as of December 24, 2010 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 12 months	$14,980	Must Exceed	$9,200
Average Monthly Backlog	Trailing 3 months	$366,465	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2011	$1,608	Not to Exceed	$7,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1:00 to 1:00

(1)
As of December 24, 2010, the fixed charge ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million.

As of December 24, 2010 and June 30, 2010, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3.8 million and $3.7 million as of December 24, 2010 and June 30, 2010, respectively. Based upon the borrowing base formula, the maximum availability was $34.4 million and $30.2 million as of December 24, 2010 and June 30, 2010, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $30.6 million and $26.5 million as of December 24, 2010 and June 30, 2010, respectively.

On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners was an investor in our preferred stock offering. On July 19, 2006, we also issued a ten-year warrant to Federal Partners to purchase up to 66 shares of our common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $0.7 million was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5.0 million was proportionately allocated to the note and the warrant in the amount of $4.4 million and $0.6 million, respectively. The amount allocated to the warrants of $0.6 million was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for the six months ended December 24, 2010 and December 25, 2009, was $0 and $9 thousand, respectively.
In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of the property. In June 2010, we entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million made upon consummation of the modification followed by a second principal payment of $0.25 million made on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. CAH is consolidated into our condensed consolidated financial statements with the other party's ownership interest recorded as a noncontrolling interest.
In July 2010, we financed approximately $2.6 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.89%. As of December 24, 2010, the balance outstanding was approximately $0.9 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize derivative financial instruments. While we currently do not have any borrowings outstanding under our credit agreement, to the extent we have borrowings, we would be exposed to interest rate risk under that agreement. Our credit facility provides for borrowings bearing interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 3.00% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month EBITDA.

Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the facility's maturity date. Under its term as amended, the facility matures on July 17, 2013, or earlier at our discretion, upon payment in full of loans and other obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 24, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 24, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended December 24, 2010 that has significantly affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 15 under Part I, Item 1, Financial Information.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

18.1	Preferability Letter of Deloitte & Touche, LLP, Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TRC COMPANIES, INC.

February 2, 2011	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)