Form 10-Q
period 2011-03-25
TRC COMPANIES INC /DE/
filed 2011-05-04
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 25, 2011
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On April 29, 2011 there were 27,270,455 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 25, 2011

PART I: FINANCIAL INFORMATION

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Gross revenue	$76,071	$82,101	$239,180	$246,722
Less subcontractor costs and other direct reimbursable charges	18,323	27,524	63,519	80,945
Net service revenue	57,748	54,577	175,661	165,777
Interest income from contractual arrangements	95	108	308	475
Insurance recoverables and other income	392	2,999	3,302	8,925

Operating costs and expenses:
Cost of services	48,912	50,103	147,201	150,863
General and administrative expenses	6,713	6,127	19,563	19,176
Provision for doubtful accounts	449	600	1,622	1,710
Depreciation and amortization	1,025	1,251	3,486	5,047
Total operating costs and expenses	57,099	58,081	171,872	176,796
Operating income (loss)	1,136	(397)	7,399	(1,619)
Interest expense	(173)	(242)	(588)	(768)
Gain on extinguishment of debt	—	—	—	1,716
Income (loss) from operations before taxes and equity in (losses) earnings	963	(639)	6,811	(671)
Federal and state income tax (provision) benefit	(16)	393	(702)	4,818
Income (loss) from operations before taxes and equity in (losses) earnings	947	(246)	6,109	4,147
Equity in (losses) earnings from unconsolidated affiliates, net of taxes	—	(23)	10	(66)
Net income (loss)	947	(269)	6,119	4,081
Net loss applicable to noncontrolling interest	5	28	39	92
Net income (loss) applicable to TRC Companies, Inc.	952	(241)	6,158	4,173
Accretion charges on preferred stock	—	(1,779)	(7,261)	(3,831)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$952	$(2,020)	$(1,103)	$342

Basic earnings (loss) per common share	$0.04	$(0.10)	$(0.05)	$0.02
Diluted earnings (loss) per common share	$0.03	$(0.10)	$(0.05)	$0.02

Weighted-average common shares outstanding:
Basic	27,190	19,588	22,957	19,523
Diluted	27,921	19,588	22,957	19,906

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 25, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,210	$14,709
Marketable securities	5,481	—
Accounts receivable, less allowance for doubtful accounts	79,182	87,104
Insurance recoverable - environmental remediation	35,955	35,664
Restricted investments	12,505	14,744
Prepaid expenses and other current assets	12,141	9,123
Income taxes refundable	65	388
Total current assets	157,539	161,732
Property and equipment	45,978	47,287
Less accumulated depreciation and amortization	(35,818)	(35,535)
Property and equipment, net	10,160	11,752
Goodwill	16,713	14,870
Investments in and advances to unconsolidated affiliates and construction joint ventures	111	117
Long-term restricted investments	41,604	46,426
Long-term prepaid insurance	42,029	44,529
Other assets	8,758	8,369
Total assets	$276,914	$287,795
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,144	$3,629
Accounts payable	24,051	35,871
Accrued compensation and benefits	25,573	22,393
Deferred revenue	21,627	26,486
Environmental remediation liabilities	527	623
Other accrued liabilities	42,405	43,781
Total current liabilities	117,327	132,783
Non-current liabilities:
Long-term debt, net of current portion	6,096	5,815
Long-term income taxes payable	4,711	4,149
Long-term deferred revenue	98,350	102,452
Long-term environmental remediation liabilities	5,866	6,404
Total liabilities	232,350	251,603
Preferred stock, $.10 par value; 500,000 shares authorized, 7,209 shares issued and outstanding as convertible, liquidation preference value of $22,277 as of June 30, 2010	—	8,239
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 27,272,075 and 27,268,593 shares issued and outstanding, respectively, at March 25, 2011, and 19,637,535 and 19,634,053 shares issued and outstanding, respectively, at June 30, 2010	2,727	1,964
Additional paid-in capital	173,380	163,897
Accumulated deficit	(131,725)	(137,883)
Accumulated other comprehensive income	379	133
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	44,728	28,078
Noncontrolling interest	(164)	(125)
Total equity	44,564	27,953
Total liabilities and equity	$276,914	$287,795
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 25, 2011	March 26, 2010
Cash flows from operating activities:
Net income	$6,119	$4,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	3,486	5,047
Stock-based compensation expense	1,935	1,567
Provision for doubtful accounts	1,622	1,710
Gain on extinguishment of debt	—	(1,716)
Other non-cash items	(252)	352
Changes in operating assets and liabilities:
Accounts receivable	6,143	12,472
Insurance recoverable - environmental remediation	(291)	(8,763)
Income taxes	866	(2,268)
Restricted investments	6,579	11,520
Prepaid expenses and other current assets	(1,946)	(645)
Long-term prepaid insurance	2,500	2,486
Other assets	97	(52)
Accounts payable	(11,911)	(9,160)
Accrued compensation and benefits	2,895	(9,016)
Deferred revenue	(8,961)	(12,863)
Environmental remediation liabilities	(634)	(929)
Other accrued liabilities	(1,969)	2,346
Net cash provided by (used in) operating activities	6,278	(3,831)
Cash flows from investing activities:
Additions to property and equipment	(2,161)	(2,181)
Restricted investments	828	1,068
Acquisition of businesses	(700)	(100)
Earnout payments on acquisitions	(77)	(656)
Proceeds from sale of fixed assets	108	67
Investments in and advances to unconsolidated affiliates	(9)	(10)
Purchases of marketable securities	(5,681)	—
Maturities and sales of marketable securities	200	—
Net cash used in investing activities	(7,492)	(1,812)
Cash flows from financing activities:
Payments on long-term debt and other	(3,557)	(3,732)
Proceeds from long-term debt and other	2,559	2,485
Shares repurchased to settle tax withholding obligations	(277)	—
Payments on exchange of stock options	(10)	—
Payments of issuance costs related to convertible preferred stock	—	(134)
Net cash provided by financing activities	(1,285)	(1,381)
Increase (decrease) in cash and cash equivalents	(2,499)	(7,024)
Cash and cash equivalents, beginning of period	14,709	8,469
Cash and cash equivalents, end of period	$12,210	$1,445

Supplemental cash flow information:
Subordinated notes payable recorded in connection with businesses acquired	$900	$100
Future earnout consideration in connection with businesses acquired	362	—
Issuance of common stock in connection with businesses acquired	331	—
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 25, 2011 and March 26, 2010
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
The Company reported net income (loss) applicable to the Company's common shareholders of $952 and $(1,103) for the three and nine months ended March 25, 2011, respectively. The loss applicable to the Company's common shareholders reported for the nine months ended March 25, 2011 was solely due to preferred stock accretion charges of $7,261. The preferred stock converted to common stock on December 1, 2010, and, as of that date, no further preferred stock accretion charges will be recorded. Although the Company incurred a net loss in the nine months ended March 25, 2011, it generated cash from operations of $6,278 during that period. The Company has a revolving credit facility with a maturity date of July 17, 2013 under which no amounts were outstanding as of March 25, 2011 and $25,802 was available for borrowings. The Company will continue to focus on improving operating profitability and cash flows from operations through reductions in general and administrative expenses and cost of services through enhanced project management. The Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet its requirements for the duration of the credit facility and the foreseeable future.
The condensed consolidated balance sheet as of March 25, 2011, the condensed consolidated statements of operations for the three and nine months ended March 25, 2011 and March 26, 2010, and the condensed consolidated statements of cash flows for the nine months ended March 25, 2011 and March 26, 2010 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2010.

Note 2. New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28 an accounting pronouncement related to Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions of this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The Company will adopt this pronouncement for its fiscal year beginning July 1, 2011.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  If applicable, the Company will include the required disclosures for its fiscal year beginning July 1, 2011.

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets are measured on a recurring basis as of March 25, 2011 and June 30, 2010.
Assets Measured at Fair Value on a Recurring Basis as of March 25, 2011

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
U.S. government obligations	$5,999	$—	$—	$5,999
Money market accounts	520	—	—	520
Total cash and cash equivalents	$6,519	$—	$—	$6,519

Marketable securities:
Trading securities	$—	$5,481	$—	$5,481

Restricted investments:
Mutual funds	$—	$3,959	$—	$3,959
Certificates of deposit	—	1,657	—	1,657
Corporate bonds	—	1,462	—	1,462
Money market accounts	638	—	—	638
Total restricted investments	$638	$7,078	$—	$7,716

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,796	$—	$3,796
Certificates of deposit	—	1,656	—	1,656
Corporate bonds	—	667	—	667
Money market accounts	1,927	—	—	1,927
U.S. government obligations	110	—	—	110
Total restricted investments	$2,037	$6,119	$—	$8,156
As of March 25, 2011, the Company believes that the carrying value of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value, due to the short maturity of these financial instruments. The Company's restricted investment financial assets as of March 25, 2011 and June 30, 2010 are included within current and long-term restricted investments on the condensed consolidated balance sheets. The classification of mutual fund assets held by the Company as of June 30, 2010 was updated to conform to the current year classification.
Marketable securities include investments in variable rate demand obligations ("VRDO's). In March 2011, the Company invested a portion of its cash with a major financial institution with the intention of improving returns while maintaining a conservative portfolio and providing high liquidity. The maturity dates range from less than one year to long-term, however, the long-term securities can be actively traded in broker/dealer markets and also allow the Company to put the instruments back to the originator for principal plus accrued interest. All VRDO's are secured by letters of credit.  The securities are held with the intent of maintaining an intended return on the investments while remaining within the Company's overall risk parameters, and therefore are bought and sold within the account to achieve such return. The investments have been classified as trading securities with all gains and losses, in addition to interest earned, being recorded through the condensed consolidated statements of operations in other income.

Note 4. Changes in Equity and Noncontrolling Interest
Net income (loss) applicable to noncontrolling interests' share in income (loss) are classified below net income (loss) in the condensed consolidated statements of operations. Earnings (loss) per share continues to be determined after the impact of the noncontrolling interests' share in net income (loss) of the Company. In addition, the balance related to noncontrolling interests is presented as a separate caption within equity.
A reconciliation of consolidated changes in equity for the nine months ended March 25, 2011 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comprehensive	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2010	19,638	$1,964	$163,897	$(137,883)	$133	3	$(33)	$28,078	$(125)	$27,953

Net income (loss)	—	—	—	6,158	—	—	—	6,158	(39)	6,119
Unrealized gain on available for sale securities	—	—	—	—	246	—	—	246	—	246
Total comprehensive income (loss)								6,404	(39)	6,365
Issuance of common stock	80	8	323	—	—	—	—	331	—	331
Accretion charges on preferred stock	—	—	(7,261)	—	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	435	43	1,892	—	—	—	—	1,935	—	1,935
Shares repurchased to settle tax withholding obligations	(99)	(10)	(267)	—	—	—	—	(277)	—	(277)
Directors' deferred compensation	9	1	27	—	—	—	—	28	—	28
Preferred stock conversion	7,209	721	14,779	—	—	—	—	15,500	—	15,500
Cash paid related to option exchange	—	—	(10)	—	—	—	—	(10)	—	(10)
Balances as of March 25, 2011	27,272	$2,727	$173,380	$(131,725)	$379	3	$(33)	$44,728	$(164)	$44,564
A reconciliation of consolidated changes in equity for the nine months ended March 26, 2010 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comprehensive	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income (Loss)	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2009	19,358	$1,936	$168,459	$(121,434)	$(305)	3	$(33)	$48,623	$—	$48,623

Net income (loss)	—	—	—	342	—	—	—	342	(92)	250
Unrealized gain on available for sale securities	—	—	—	—	503	—	—	503	—	503
Total comprehensive income (loss)								845	(92)	753
Issuance of common stock	48	5	177	—	—	—	—	182	—	182
Accretion charges on preferred stock	—	—	(3,831)	3,831	—	—	—	—	—	—
Stock-based compensation	255	26	1,541	—	—	—	—	1,567	—	1,567
Shares repurchased to settle tax withholding obligations	(71)	(8)	(260)	—	—	—	—	(268)	—	(268)
Directors' deferred compensation	16	2	53	—	—	—	—	55	—	55
Balances as of March 26, 2010	19,606	$1,961	$166,139	$(117,261)	$198	3	$(33)	$51,004	$(92)	$50,912

Note 5. Restructuring Reserve
A summary of restructuring reserve activity for the nine months ended March 25, 2011 is as follows:

Facility Closures
Liability balance as of July 1, 2010	$888
Payments	(398)
Adjustments	(77)
Liability balance as of March 25, 2011	$413
As of March 25, 2011, $413 of facility closure costs remain accrued and are expected to be paid over various remaining lease terms through fiscal 2013.

Note 6. Stock-Based Compensation

As of March 25, 2011, the Company had two plans under which stock-based compensation has been issued: the TRC Companies, Inc. Restated Stock Option Plan, and the Amended and Restated 2007 Equity Incentive Plan, collectively, (“the Plans”). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Stock-based compensation is awarded by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer the authority to grant stock-based awards for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards (“RSA's”), restricted stock units (“RSU's”) and performance stock units (“PSU's”).

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During the three and nine months ended March 25, 2011 and March 26, 2010, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Cost of services	$240	$205	$819	$697
General and administrative expenses	316	299	1,116	870
Total stock-based compensation expense	$556	$504	$1,935	$1,567

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC Companies, Inc. stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. The assumptions used to value stock options granted for the three and nine months ended March 25, 2011 and March 26, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Risk-free interest rate	1.57% - 1.81%	1.94% - 1.97%	1.57% - 1.81%	1.94% - 1.99%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Expected volatility	76.6% - 77.0%	75.3%	76.6% - 77.0%	72.9% - 75.3%
Expected dividend yield	None	None	None	None
Weighted-average fair value of options granted	$2.09	$1.58	$2.09	$1.93

A summary of stock option activity for the nine months ended March 25, 2011 under the Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding options as of June 30, 2010 (1,231 exercisable)	1,484	$11.88	4.2	$24
Options granted	11	3.65
Options forfeited	(419)	13.39
Options expired	(146)	12.13
Outstanding options as of March 25, 2011	930	$11.06	3.7	$156
Options exercisable as of March 25, 2011	799	$11.82	3.6	$68
Options vested and expected to vest as of March 25, 2011	914	$11.17	3.7	$139
Shares available for future grants	1,927

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of March 25, 2011 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $4.72 as of March 25, 2011. There were no options exercised during the three and nine months ended March 25, 2011 and March 26, 2010.

As of March 25, 2011, there was $310 of total unrecognized compensation expense related to non-vested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.0 year.

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

Restricted Stock Awards

Compensation expense for RSA's granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. RSA grants totaled 5 shares at a weighted-average grant date fair value of $3.59 per share during the nine months ended March 25, 2011. During the three and nine months ended March 25, 2011, 19 and 212 shares vested with a fair value of $70 and $617, respectively.

A summary of non-vested RSA activity for the nine months ended March 25, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2010	607	$3.67
Awards granted	5	3.59
Awards vested	(212)	4.00
Awards forfeited	(1)	11.47
Non-vested awards as of March 25, 2011	399	$3.47

As of March 25, 2011, there was $1,063 of total unrecognized compensation expense related to non-vested RSA's under the Plans which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

Compensation expense for RSU's granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date. RSU grants totaled 791 shares at a weighted-average grant date fair value of $2.67 per share during the nine months ended March 25, 2011 including 108 shares granted to outside members of the Board of Directors at a weighted-average grant date fair-value of $2.77 per share which vest in equal increments quarterly over a one year period. During the three and nine months ended March 25, 2011, 27 and 223 shares vested with a fair value of $112 and $628, respectively. RSU grants totaled 583 shares at a weighted-average grant date fair value of $3.59 per share for the nine months ended March 26, 2010. In addition during the nine months ended March 26, 2010, RSU's for 97 shares were granted to outside members of the Board of Directors at a weighted-average grant date fair-value of $3.10 per share which vested in equal increments quarterly over a one year period.

A summary of non-vested RSU activity for the nine months ended March 25, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2010	617	$3.51
Units granted	791	2.67
Units vested	(223)	3.34
Non-vested units as of March 25, 2011	1,185	$2.98

As of March 25, 2011, there was $3,158 of total unrecognized compensation expense related to non-vested RSU's, and this expense is expected to be recognized over a weighted-average period of 2.9 years.

Performance Stock Units

Compensation expense for PSU's granted to employees is recognized if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU's is determined based on the closing market price of the Company's common stock on the grant date. During the nine months ended March 25, 2011, the Company granted 551 PSU's to employees at a weighted-average grant date fair value of $2.88. The PSU's vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2011.

As of March 25, 2011, the Company determined that the achievement of the performance condition of the PSU's granted during the nine months ended March 25, 2011 is probable, and therefore $84 and $206 of compensation expense was recorded during the three and nine months ended March 25, 2011.

As of March 25, 2011, there was $1,381 of total unrecognized compensation expense related to non-vested PSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.1 years.

Warrants

During the nine months ended March 26, 2010, warrants to purchase 73 shares of the Company's common stock were redeemed for cash of $656. The redemption of the warrants was treated as an investing outflow in the condensed consolidated statement of cash flows for the nine months ended March 26, 2010 because the warrants related to a prior acquisition. The Company currently has 25 warrants outstanding with a strike price of $9.63 and an expiration date of July 13, 2011.

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

For the nine months ended March 25, 2011 and the three months ended March 26, 2010, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. The holders of the convertible preferred stock do not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for the nine months ended March 25, 2011 were not allocated to the convertible preferred stock. The preferred stock converted to common stock on December 1, 2010, resulting in the inclusion of 3,204 shares in the basic weighted-average shares outstanding for the nine months ended March 25, 2011. Because the effects are anti-dilutive, 4,005 of the 7,209 common shares from the preferred stock conversion on December 1, 2010 were excluded from the calculation of diluted EPS for the nine months ended March 25, 2011. The number of outstanding stock options, warrants and non-vested RSA's, RSU's and PSU's excluded from the diluted EPS calculations (as they were anti-dilutive) were 2,360 and 2,946 for the three and nine months ended March 25, 2011, and 3,134 and

2,962 for the three and nine months ended March 26, 2010, respectively.

The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 25, 2011 and March 26, 2010:

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net income (loss) applicable to TRC Companies, Inc.	$952	$(241)	$6,158	$4,173
Accretion charges on preferred stock	—	(1,779)	(7,261)	(3,831)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$952	$(2,020)	$(1,103)	$342

Basic weighted-average common shares outstanding	27,190	19,588	22,957	19,523
Effect of dilutive stock options and restricted stock	731	—	—	383
Diluted weighted-average common shares outstanding	27,921	19,588	22,957	19,906

Earnings (loss) per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings (loss) per common share	$0.04	$(0.10)	$(0.05)	$0.02
Diluted earnings (loss) per common share	$0.03	$(0.10)	$(0.05)	$0.02

Note 8. Accounts Receivable

The current portion of accounts receivable as of March 25, 2011 and June 30, 2010 was comprised of the following:

	March 25, 2011	June 30, 2010
Billed	$51,934	$47,040
Unbilled	35,368	43,736
Retainage	3,019	6,241
	90,321	97,017
Less allowance for doubtful accounts	(11,139)	(9,913)
	$79,182	$87,104

Note 9. Other Accrued Liabilities

As of March 25, 2011 and June 30, 2010, other accrued liabilities were comprised of the following:

	March 25, 2011	June 30, 2010
Contract costs and loss reserves	$25,880	$26,845
Legal costs	9,264	8,821
Lease obligations	2,919	2,955
Restructuring reserve	413	888
Other	3,929	4,272
	$42,405	$43,781

Note 10. Goodwill and Intangible Assets

In accordance with ASC Topic 350, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units utilizing valuation methods to compare the estimated fair value of each reporting unit to its carrying value of goodwill. The fair value of each reporting unit is determined by using valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.

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

As of March 25, 2011, the Company had $16,713 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 26, 2010 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current fiscal quarter.

In February 2011, the Company acquired the stock of privately-held Alexander Utility Engineering, Inc. (“AUE”), through a combination of cash, stock and subordinated debt. Headquartered in San Antonio, Texas, AUE is a professional engineering and design firm that specializes in providing a range of services to the electric utility marketplaces. AUE is integrated into the Company's business processes and systems as a part of the Company's Energy operating segment. The initial purchase price of approximately $2,293 consisted of cash of $700 payable at closing, a $900 subordinated note, 80 shares of the Company's common stock valued at $331, and future earnout consideration with a fair value of $362. Goodwill of $1,843 and other intangible assets of $549 were recorded as a result of this acquisition. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operation.

The changes in the carrying amount of goodwill for the nine months ended March 25, 2011 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	March 25,	Impairment	March 25,
Operating Segment	2010	Losses	2010	Adjustments	2011	Losses	2011
Energy	$20,050	$(14,506)	$5,544	1,843	$21,893	$(14,506)	$7,387
Environmental	27,191	(17,865)	9,326	—	27,191	(17,865)	9,326
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$54,465	$(39,595)	$14,870	1,843	$56,308	$(39,595)	$16,713

The changes in the carrying amount of goodwill for the nine months ended March 26, 2010 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	March 26,	Impairment	March 26,
Operating Segment	2009	Losses	2009	Adjustments	2010	Losses	2010
Energy	$26,433	$—	$26,433	(6,383)	$20,050	$—	$20,050
Environmental	20,808	(12,122)	8,686	6,383	27,191	(12,122)	15,069
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$54,465	$(19,346)	$35,119	—	$54,465	$(19,346)	$35,119

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

Identifiable intangible assets as of March 25, 2011 and June 30, 2010 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 25, 2011			June 30, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$675	$(79)	$596	$184	$(25)	$159
Contract backlog	58	(9)	49	—	—	—
	733	(88)	645	184	(25)	159

With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$1,159	$(88)	$1,071	$610	$(25)	$585

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately seven years. The weighted-average periods of amortization by intangible asset class is approximately eight years for client relationship assets and six months for contract backlog. The amortization of intangible assets during the three months ended March 25, 2011 and March 26, 2010 was $32 and $76, respectively. The amortization of intangible assets during the nine months ended March 25, 2011 and March 26, 2010 was $63 and $205, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal year 2011 - $66; fiscal year 2012 - $174; fiscal year 2013 - $137; fiscal year 2014 - $78; fiscal year 2015 - $57; fiscal 2016 and thereafter - $133.

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended March 25, 2011, and therefore intangible assets were not assessed for impairment.

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
Under the Credit Agreement the Company must maintain average monthly backlog of $190,000 and, depending on borrowing capacity, maintain a minimum fixed charge ratio of 1.00 to 1.00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $6,100, $9,200, $10,900 and $12,400, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30,

2011, respectively; and $12,500 for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provides an aggregate allowance for cost reduction efforts, defined in the Credit Agreement as restructuring charges, in the amount of $1,250 in fiscal year 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement. Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10,600 to $7,500 for fiscal year 2010 through fiscal year 2012 and $8,500 for fiscal year 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20,000.
The Credit Agreement was amended as of February 25, 2011 to allow the Company to purchase the stock of AUE and incur indebtedness in connection with that acquisition in the form of a subordinated promissory note in a principal amount not to exceed $900 (See Note 10).
As of March 25, 2011 and June 30, 2010, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3,768 and $3,668 as of March 25, 2011 and June 30, 2010, respectively. Based upon the borrowing base formula, the maximum availability was $29,570 and $30,195 as of March 25, 2011 and June 30, 2010, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $25,802 and $26,527 as of March 25, 2011 and June 30, 2010, respectively.
On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of the Company, pursuant to which the Company borrowed $5,000. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners was an investor in the Company's preferred stock offering. On July 19, 2006, the Company also issued a ten-year warrant to Federal Partners to purchase up to 66 shares of its common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $659 was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5,000 was proportionately allocated to the note and the warrant in the amount of $4,418 and $582, respectively. The amount allocated to the warrant of $582 was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for the nine months ended March 25, 2011 and March 26, 2010, was $0 and $9, respectively.
In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of the property. In June 2010, the Company entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the modification followed by a second principal payment of $250 made on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. In April 2011, the Company entered into a modification of the credit agreement with the lender that extended the maturity date of the loan from April 1, 2011 until October 1, 2011 (See Note 12).
In July 2010, the Company financed $2,559 of insurance premiums payable in nine equal monthly installments of approximately $288 each, including a finance charge of 2.89%. As of March 25, 2011, the balance has been repaid.
In February 2011, the Company entered into a two-year subordinated promissory note with the principal owner of AUE pursuant to which the Company agreed to pay $900. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note shall become due and payable in two equal installments of $450 on each of the first and second anniversaries of the note.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	March 25, 2011	June 30, 2010
Current assets:
Cash and cash equivalents	$32	$64
Restricted investments	310	309
Total current assets	342	373
Other assets	4,344	4,336
Total assets	$4,686	$4,709
Current liabilities:
Current portion of long-term debt	$2,450	$2,700
Environmental remediation liabilities	15	50
Other accrued liabilities	14	693
Total current liabilities	2,479	3,443
Long-term environmental remediation liabilities	74	108
Total liabilities	$2,553	$3,551
The Company and its other partner do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the third fiscal quarter ended March 25, 2011, the Company has provided approximately $956 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable.  Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH's obligations as they become due.

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
The Company recorded a tax expense of $16 and $702 for the three and nine months ended March 25, 2011, respectively, primarily related to state income taxes, interest expense on its uncertain tax positions, foreign income taxes and a reduction in the valuation allowance of $218 due to the acquisition of AUE.

The Company records a liability for uncertain tax positions under the measurement criteria of ASC Topic 740, Income Taxes. As of March 25, 2011 the recorded liability was $4,711. The Company is currently under Internal Revenue Service (“IRS”) examination for the fiscal years 2003 through 2008.  On December 18, 2009, the IRS formally assessed the Company certain adjustments related to Exit Strategy projects. The Company did not agree with these adjustments and filed an appeal on February 19, 2010. If the IRS prevails in its position, the Company would owe additional federal taxes of $10,274 (including interest) for these periods.
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

Environmental: The Environmental operating segment provides services to a wide range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies, and is organized to focus on key areas of demand including: air quality measurements and modeling of potential air pollution impacts, assessment and remediation of contaminated sites and buildings, environmental licensing and permitting of a wide variety of projects, and natural and cultural resource assessment and management.

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

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended March 25, 2011:
Gross revenue	$22,331	$42,416	$11,760	$76,507
Net service revenue	18,031	29,858	9,402	57,291
Segment profit	4,223	4,339	1,017	9,579
Depreciation and amortization	203	375	127	705

Three months ended March 26, 2010:
Gross revenue	$18,041	$51,077	$13,050	$82,168
Net service revenue	14,431	29,202	10,196	53,829
Segment profit	2,422	4,926	565	7,913
Depreciation and amortization	203	428	200	831

	Energy	Environmental	Infrastructure	Total

Nine months ended March 25, 2011:
Gross revenue	$62,022	$135,124	$41,031	$238,177
Net service revenue	50,769	92,697	30,430	173,896
Segment profit	11,074	19,608	3,819	34,501
Depreciation and amortization	681	1,277	437	2,395

Nine months ended March 26, 2010:
Gross revenue	$55,222	$146,432	$45,146	$246,800
Net service revenue	43,352	84,845	35,143	163,340
Segment profit	5,465	16,130	3,667	25,262
Depreciation and amortization	715	1,991	723	3,429

	Three Months Ended		Nine Months Ended
Gross revenue	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Gross revenue from reportable operating segments	$76,507	$82,168	$238,177	$246,800
Reconciling items (1)	(436)	(67)	1,003	(78)
Total consolidated gross revenue	$76,071	$82,101	$239,180	$246,722

Net service revenue
Net service revenue from reportable operating segments	$57,291	$53,829	$173,896	$163,340
Reconciling items (1)	457	748	1,765	2,437
Total consolidated net service revenue	$57,748	$54,577	$175,661	$165,777

Income (loss) from operations before taxes and equity in (losses) earnings
Segment profit	$9,579	$7,913	$34,501	$25,262
Corporate shared services (2)	(7,567)	(7,386)	(24,076)	(23,696)
Stock-based compensation expense	(556)	(504)	(1,935)	(1,567)
Unallocated depreciation and amortization	(320)	(420)	(1,091)	(1,618)
Interest expense	(173)	(242)	(588)	(768)
Gain on extinguishment of debt	—	—	—	1,716
Total consolidated income (loss) from operations before taxes and equity in (losses) earnings	$963	$(639)	$6,811	$(671)

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$705	$831	$2,395	$3,429
Unallocated depreciation and amortization	320	420	1,091	1,618
Total consolidated depreciation and amortization	$1,025	$1,251	$3,486	$5,047

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

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

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007. A former landlord of a subsidiary of the Company has sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. The plaintiff is alleging substantial damages. This case is scheduled for trial in May 2011, and the Company believes that it has meritorious defenses, however an adverse determination in this matter could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

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

Luis Gonzalez, Jr. et al v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Marie Esther Gonzalez v. Pacific Gas & Electric, TRC Solutions, Inc., et al; Jamie Ramos v. Pacific Gas & Electric, TRC Solutions, Inc., et al, California Superior Court, San Francisco County, 2008.  A subsidiary of the Company was named as a defendant in three lawsuits concerning a boiler structure that collapsed on or about January 28, 2008 during planned demolition work at the Hunters Point Power Plant in California. Two employees of subcontractor LVI/ICONCO were injured and one was killed. The two injured workers as well as the deceased employee's representatives filed lawsuits. The Company's subsidiary was hired as the prime contractor by site owner PG&E. The Company's subsidiary subcontracted the demolition work to LVI/ICONCO who procured insurance on behalf of the Company and PG&E which provided coverage to the subsidiary for these claims. In March of 2011, the court in this case granted a summary judgment motion and a judgment thereon in favor of the subsidiary against all plaintiff's.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450, Contingencies. As of March 25, 2011 and June 30, 2010, the Company had recorded $7,638 and $7,126, respectively, of reserves in the Company's condensed consolidated financial statements for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved, the principal of which are described above. The Company also has insurance recovery receivables related to the aforementioned litigation-related reserves of $3,895 and $2,840 as of March 25, 2011 and June 30, 2010, respectively.

The Company periodically adjusts the amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as approximately $9,500, of which approximately $3,000 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended March 25, 2011 and March 26, 2010

Beginning with the fiscal quarter ended September 28, 2007, we established our fiscal quarter end based on a consecutive pattern of five week, four week, and four week months (“5-4-4”), with the fiscal week running from Saturday to Friday. We believe that 5-4-4 reporting is more consistent with our operating cycle as well as the reporting periods of our industry peers. The three months ended March 25, 2011 is comparable to the same period in the prior year, however, the nine months ended March 25, 2011 contains one less day than the same period in the prior fiscal year.

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

In the course of providing our services we routinely subcontract services. Generally these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue (“NSR”), which is gross revenue less subcontractor costs and other direct reimbursable charges, and our discussion and analysis of financial condition and results of operations uses NSR as a primary point of reference.

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

Environmental: The Environmental operating segment provides services to a wide range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies, and is organized to focus on key areas of demand including: air quality measurements and modeling of potential air pollution impacts, assessment and remediation of contaminated sites and buildings, environmental licensing and permitting of a wide variety of projects, and natural and cultural resource assessment and management.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 25, 2011 and March 26, 2010:

	Three Months Ended		Nine Months Ended
Operating Segment	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Energy	31.5%	26.8%	29.2%	26.5%
Environmental	52.1%	54.2%	53.3%	52.0%
Infrastructure	16.4%	19.0%	17.5%	21.5%
	100.0%	100.0%	100.0%	100.0%

Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and dispatch of renewable sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. Electric utilities throughout the United States will be investing over $50 billion in the performance of this work over the next several years. The current downturn within the US economy has slowed the pace of this investment, yet it does not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency.  The American Recovery and Reinvestment Act of 2009 (“ARRA”), Regional Green House Gas Initiative and system benefit charges at the state or utility level are expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are focused on growing our presence in the Texas and California markets where demand for services is the highest.

Environmental: Market demand for environmental services has stabilized following a decline caused by general economic conditions. While the economic decline served to temporarily halt the long term pattern of growth historically enjoyed by this operating segment, the fundamental compliance drivers for environmental services remain in place. A rapidly evolving regulatory compliance arena (more recently focused upon climate change issues and clean power usage and development), the continuing need to support transactions, and the need to enhance our aging transportation and energy infrastructure all remain as critical drivers for environmental services.  Due to ARRA and other factors it now appears that historical long term growth rates in the environmental market may return in the near future.

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

Results of Operations

We reported net income (loss) applicable to our common shareholders of $1.0 million and $(1.1) million for the three and nine months ended March 25, 2011. The loss applicable to our common shareholders reported for the nine months ended March 25, 2011 was solely due to preferred stock accretion charges of $7.3 million. The preferred stock converted to common stock on December 1, 2010, and, as of that date, no further preferred stock accretion charges will be recorded.

Overall, operating results for the three and nine months ended March 25, 2011 improved compared to the same periods in the prior year despite a continuation of the challenging economic and industry trends we have seen over the past year. Although we are seeing indications of the recovery in spending by our clients, many remain cautious regarding spending on new capital projects. A decline in work performed by our subcontractors is the primary reason for the decrease in gross revenue for the three and nine months ended March 25, 2011. During the time that subcontractor work has declined, the demand for work performed by our employees, which typically has a higher profit margin, has increased resulting in a 5.8% and 6.0% increase in NSR for the three and nine months ended March 25, 2011, respectively, compared to the same periods in the prior year. While the demand environment is beginning to recover, we continued to further streamline our cost structure during the period. As a percentage of NSR, operating income improved to 2.0% and 4.2% for the three and nine months ended March 25, 2011, respectively, from operating losses of (0.7)% and (0.9)% for the same periods in the prior year.

Consolidated Results

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and nine months ended March 25, 2011 and March 26, 2010:

	Three Months Ended				Nine Months Ended
	Mar. 25,	Mar. 26,	Change		Mar. 25,	Mar. 26,	Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Gross revenue	$76,071	$82,101	$(6,030)	(7.3)%	$239,180	$246,722	$(7,542)	(3.1)%
Less subcontractor costs and other direct reimbursable charges	18,323	27,524	(9,201)	(33.4)	63,519	80,945	(17,426)	(21.5)
Net service revenue	57,748	54,577	3,171	5.8	175,661	165,777	9,884	6.0
Interest income from contractual arrangements	95	108	(13)	(12.0)	308	475	(167)	(35.2)
Insurance recoverables and other income	392	2,999	(2,607)	(86.9)	3,302	8,925	(5,623)	(63.0)
Cost of services	48,912	50,103	(1,191)	(2.4)	147,201	150,863	(3,662)	(2.4)
General and administrative expenses	6,713	6,127	586	9.6	19,563	19,176	387	2.0
Provision for doubtful accounts	449	600	(151)	(25.2)	1,622	1,710	(88)	(5.1)
Depreciation and amortization	1,025	1,251	(226)	(18.1)	3,486	5,047	(1,561)	(30.9)
Operating income (loss)	1,136	(397)	1,533	(386.1)	7,399	(1,619)	9,018	(557.0)
Interest expense	(173)	(242)	69	(28.5)	(588)	(768)	180	(23.4)
Gain on extinguishment of debt	—	—	—	—	—	1,716	(1,716)	(100.0)
Income (loss) from operations before taxes and equity in (losses) earnings	963	(639)	1,602	NM	6,811	(671)	7,482	NM
Federal and state income tax (provision) benefit	(16)	393	(409)	(104.1)	(702)	4,818	(5,520)	(114.6)
Income (loss) from operations before taxes and equity in (losses) earnings	947	(246)	1,193	(485.0)	6,109	4,147	1,962	47.3
Equity in (losses) earnings from unconsolidated affiliates, net of taxes	—	(23)	23	(100.0)	10	(66)	76	(115.2)
Net income (loss)	947	(269)	1,216	(452.0)	6,119	4,081	2,038	49.9
Net loss applicable to noncontrolling interest	5	28	(23)	(82.1)	39	92	(53)	(57.6)
Net income (loss) applicable to TRC Companies, Inc.	952	(241)	1,193	(495.0)	6,158	4,173	1,985	47.6
Accretion charges on preferred stock	—	(1,779)	1,779	(100.0)	(7,261)	(3,831)	(3,430)	89.5
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$952	$(2,020)	$2,972	(147.1)%	$(1,103)	$342	$(1,445)	(422.5)%

NM - Not Meaningful

Three Months Ended March 25, 2011

Gross revenue decreased $6.0 million, or 7.3%, to $76.1 million for the three months ended March 25, 2011 from $82.1 million for the same period in the prior year.  Current quarter gross revenue in our Energy operating segment increased $4.3 million primarily due increased activity on electric transmission and distribution projects as our clients began to resume investments in capital projects that were delayed throughout fiscal year 2010. Current quarter gross revenue in our Environmental operating segment decreased $8.7 million primarily due to a decline in work performed by our subcontractors. In the comparable period in fiscal year 2010, our projects experienced higher levels of subcontracting and procurement activity and, therefore, generated higher gross revenues and other direct costs (“ODC's”).

NSR increased $3.2 million, or 5.8%, to $57.7 million for the three months ended March 25, 2011 from $54.6 million for the same period in the prior year. Current quarter NSR in our Energy operating segment increased $3.6 million primarily due to the above-mentioned increased activity on electric transmission and distribution projects. This increase was offset, in part, by a $0.8 million decrease in NSR in our Infrastructure operating segment, which experienced lower overall demand due primarily to revenue shortfalls at state and municipal levels.

Interest income from contractual arrangements decreased $0.01 million, or 12.0%, to $0.10 million for the three months ended March 25, 2011 from $0.11 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal year 2011 compared to fiscal year 2010.

Insurance recoverables and other income decreased $2.6 million, or 86.9%, to $0.4 million for the three months ended March 25, 2011 from $3.0 million for the same period in the prior year.  In the third quarter of fiscal year 2010, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In the third quarter of fiscal year 2011, we did not experience the same level of estimated cost increases.

COS decreased $1.2 million, or 2.4%, to $48.9 million for the three months ended March 25, 2011 from $50.1 million for the same period in the prior year. The decrease was primarily related to a $2.3 million decrease in Exit Strategy contract loss reserves. As discussed above, increases to our Exit Strategy cost estimates did not occur at the same level in the current period as compared to the same period last year. This decrease was offset, in part, by a $1.2 million increase to bonus and fringe benefit costs. The increase in our bonus expense was due to improved operating performance, whereas the increase to fringe benefit costs was primarily attributable to increased health care costs and an increase to our 401K match percentage. As a percentage of NSR, COS was 84.7% and 91.8% for the three months ended March 25, 2011 and March 26, 2010, respectively.

G&A expenses increased $0.6 million, or 9.6%, to $6.7 million for the three months ended March 25, 2011 from $6.1 million for the same period in the prior year. In fiscal 2010, our G&A expenses benefited from the reduction of a legal reserve due to a settlement that was more favorable than originally expected. As a percentage of NSR, G&A expenses were 11.6% and 11.2% for the three months ended March 25, 2011 and March 26, 2010, respectively.

The provision for doubtful accounts decreased $0.2 million, or 25.2%, to $0.4 million for the three months ended March 25, 2011 from $0.6 million for the same period in the prior year. The decrease was primarily due to the corresponding decrease in gross revenue.

Depreciation and amortization expense decreased $0.2 million, or 18.1%, to $1.0 million for the three months ended March 25, 2011 from $1.3 million for the same period in the prior year. The decrease in depreciation expense was primarily related to technology equipment becoming fully depreciated since the same period in the prior year. Also, amortization expense decreased during the three months ended March 25, 2011 due to accelerated amortization expense on certain intangible assets in the fourth quarter of fiscal year 2010.

Interest expense decreased $0.07 million, or 28.5%, to $0.17 million for the three months ended March 25, 2011 from $0.24 million for the same period in the prior year. The decrease was primarily due to lower interest expense incurred on the CAH loan due to the modification agreement entered into in June 2010 which reduced the interest rate from 10.0% to 6.5% in return for principal payments made on the loan.

The federal and state income tax provision was $0.02 million for the three months ended March 25, 2011 compared to tax benefit of $0.39 million for the same period in the prior year. We recognized a net tax benefit of $0.39 million in the three months ending March 26, 2010 primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry-back an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carry-back our fiscal year 2008 net operating loss for a tax benefit of $2.8 million, which amount was collected in January 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change which resulted in an income tax benefit of $1.9 million.

Nine Months Ended March 25, 2011

Gross revenue decreased $7.5 million, or 3.1%, to $239.2 million for the nine months ended March 25, 2011 from $246.7 million for the same period in the prior year.  Current period gross revenue in our Environmental operating segment decreased $11.3 million primarily due to a decline in work performed by our subcontractors. In the comparable period in fiscal year 2010, our projects experienced higher levels of subcontracting and procurement activity and, therefore, generated higher gross revenues and ODC's. In addition, current period gross revenue in our Infrastructure operating segment decreased $4.1 million primarily due to the wind-down of a large transportation design project, certain actions taken in the prior fiscal year to eliminate lower margin work and lower overall demand due primarily to revenue shortfalls at state and municipal levels. This increase was offset, in large part, by increased gross revenue in our Energy operating segment primarily due to increased activity on electric transmission and distribution projects.

NSR increased $9.9 million, or 6.0%, to $175.7 million for the nine months ended March 25, 2011 from $165.8 million for the same period in the prior year. NSR in our Energy operating segment increased $7.4 million in the nine months ended March 25, 2011 primarily due to the above-mentioned increased activity on electric transmission and distribution projects. Current year NSR in our Environmental operating segment also increased $7.9 million primarily due to the improved project performance on certain Exit Strategy contracts and a moderate increase in demand for our environmental services. In addition, we made a favorable adjustment to the estimate at completion on a large air monitoring contract which contributed approximately $0.7 million to NSR and operating income during the current period. These increases were offset, in part, by a $4.7 million decrease in our Infrastructure operating segment, the result of the wind-down of a significant transportation design project and lower overall demand from state and municipal clients which have experienced significant revenue shortfalls.

Interest income from contractual arrangements decreased $0.2 million, or 35.2%, to $0.3 million for the nine months ended March 25, 2011 from $0.5 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal year 2011 compared to fiscal year 2010.

Insurance recoverables and other income decreased $5.6 million, or 63.0%, to $3.3 million for the nine months ended March 25, 2011 from $8.9 million for the same period in the prior year.  In the first and third quarter of fiscal year 2010, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In fiscal year 2011 we did not experience the same level of estimated cost increases.

COS decreased $3.7 million, or 2.4%, to $147.2 million for the nine months ended March 25, 2011 from $150.9 million for the same period in the prior year. The decrease was related, in part, to a $4.2 million decrease in Exit Strategy contract loss reserves. As discussed above, increases to our Exit Strategy cost estimates did not occur at the same level in the current period as compared to the same period last year. In addition, the decrease in COS was attributable to a $2.0 million reduction in payroll and fringe benefit costs due to headcount reductions primarily in our Infrastructure operating segment. These decreases were partially offset by higher bonus costs and a charge incurred for the early termination of an office lease. As a percentage of NSR, COS was 83.8% and 91.0% for the nine months ended March 25, 2011 and March 25, 2011, respectively.

G&A expenses increased $0.4 million, or 2.0%, to $19.6 million for the nine months ended March 25, 2011 from $19.2 million for the same period in the prior year. The increase was primarily attributable to an increase in legal fees. As a percentage of NSR, G&A expenses were 11.1% and 11.6% for the nine months ended March 25, 2011 and March 26, 2010, respectively.

Depreciation and amortization expense decreased $1.6 million, or 30.9%, to $3.5 million for the nine months ended March 25, 2011 from $5.0 million for the same period in the prior year. The decrease in depreciation expense was principally related to technology equipment becoming fully depreciated since the same period in the prior year. Also, amortization expense decreased during the three months ended March 25, 2011 due to accelerated amortization expense on certain intangible assets in the fourth quarter of fiscal year 2010.

Interest expense decreased $0.2 million, or 23.4%, to $0.6 million for the nine months ended March 25, 2011 from $0.8 million for the same period in the prior year. The decrease was primarily due to lower interest expense incurred on the CAH loan due to the modification agreement entered into in June 2010 that reduced the interest rate from 10.0% to 6.5% in return for principal payments made on the loan.

The federal and state income tax provision was $0.7 million for the nine months ended March 25, 2011 compared to a tax benefit of $4.8 million for the same period in the prior year. We recognized a net tax benefit of $4.8 million in the nine months ending March 26, 2010 primarily due to (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry-back an applicable net operating loss for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carry-back our fiscal year 2008 net operating loss for a tax benefit of $2.8 million, which amount was collected in January 2010, and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the net operating loss law change which resulted in an income tax benefit of $1.9 million.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and nine months ended March 25, 2011 and March 26, 2010:

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net service revenue	100.0%	100.0%	100.0%	100.0%

Interest income from contractual arrangements	0.2	0.2	0.2	0.3
Insurance recoverables and other income	0.7	5.5	1.9	5.4

Operating costs and expenses:
Cost of services	84.7	91.8	83.8	91.0
General and administrative expenses	11.6	11.2	11.1	11.6
Provision for doubtful accounts	0.8	1.1	1.0	1.0
Depreciation and amortization	1.8	2.3	2.0	3.0
Total operating costs and expenses	98.9	106.4	97.9	106.6
Operating income (loss)	2.0	(0.7)	4.2	(0.9)
Interest expense	(0.3)	(0.5)	(0.3)	(0.5)
Gain on extinguishment of debt	—	—	—	1.0
Income (loss) from operations before taxes and equity in (losses) earnings	1.7	(1.2)	3.9	(0.4)
Federal and state income tax (provision) benefit	—	0.7	(0.4)	2.9
Income (loss) from operations before taxes and equity in (losses) earnings	1.7	(0.5)	3.5	2.5
Equity in (losses) earnings from unconsolidated affiliates, net of taxes	—	—	—	—
Net income (loss)	1.7	(0.5)	3.5	2.5
Net loss applicable to noncontrolling interest	—	0.1	—	—
Net income (loss) applicable to TRC Companies, Inc.	1.7	(0.4)	3.5	2.5
Accretion charges on preferred stock	—	(3.3)	(4.1)	(2.3)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	1.7%	(3.7)%	(0.6)%	0.2%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Nine Months Ended
	Mar. 25,	Mar. 26,	Change		Mar. 25,	Mar. 26,	Change
	2011	2010	$	%	2011	2010	$	%
Gross revenue	$22,331	$18,041	$4,290	23.8%	$62,022	$55,222	$6,800	12.3%
Net service revenue	$18,031	$14,431	$3,600	24.9%	$50,769	$43,352	$7,417	17.1%
Segment profit	$4,223	$2,422	$1,801	74.4%	$11,074	$5,465	$5,609	102.6%

Gross revenue increased $4.3 million, or 23.8%, and $6.8 million, or 12.3%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. The increase in gross revenue in the three and nine months ended March 25, 2011, is due to the increase in electric transmission and distribution spending and, to a lesser extent, increased demand for our energy efficiency program management services

NSR increased $3.6 million, or 24.9%, and $7.4 million, or 17.1%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. The increase in NSR was primarily due to increased activity on electric transmission and distribution projects as our clients began to resume investments in capital projects that were delayed throughout fiscal year 2010.

The Energy operating segment's profit increased $1.8 million, or 74.4%, and $5.6 million, or 102.6%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. The increase in the Energy operating segment's profit for the three and nine months ended March 25, 2011 is primarily related to the increase in NSR. As a percentage of NSR, the Energy operating segment's profit increased to 23.4% from 16.8% and to 21.8% from 12.6% for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year.
Environmental Operating Segment Results

	Three Months Ended				Nine Months Ended
	Mar. 25,	Mar. 26,	Change		Mar. 25,	Mar. 26,	Change
	2011	2010	$	%	2011	2010	$	%
Gross revenue	$42,416	$51,077	$(8,661)	(17.0)%	$135,124	$146,432	$(11,308)	(7.7)%
Net service revenue	$29,858	$29,202	$656	2.2%	$92,697	$84,845	$7,852	9.3%
Segment profit	$4,339	$4,926	$(587)	(11.9)%	$19,608	$16,130	$3,478	21.6%

Gross revenue decreased $8.7 million, or 17.0%, and $11.3 million, or 7.7%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. The decline was primarily due to the wind down of subcontractor activity on two large environmental projects, which resulted in both decreased gross revenue and subcontractor costs. This decrease was partially offset by increased demand for work performed by our employees.

NSR increased $0.7 million, or 2.2%, and $7.9 million, or 9.3%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. The increase in NSR for the three months ended March 25, 2011 was primarily related to improved project performance on certain Exit Strategy contracts which increased NSR by approximately $1.6 million. This increase was offset, in part, by the wind-down of a large environmental remediation project. The increase in NSR for the nine months ended March 25, 2011 was primarily related to: (1) improved project performance on certain Exit Strategy contracts which increased NSR by approximately $5.3 million; (2) a decrease to our estimate at completion for a large air monitoring contract which increased NSR by approximately $0.7; and (3) a moderate increase in demand for our environmental services.

The Environmental operating segment's profit decreased $0.6 million, or 11.9%, and increased $3.5 million, or 21.6%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. The decrease in the Environmental operating segment's profit for the three months ended March 25, 2011 was primarily related to the completion of large remediation project, which generated significant profit in the comparable period of the prior year.  The increase in the Environmental operating segment's profit for the nine months ended March 25, 2011 was related to the above-mentioned discussed increase in NSR. As a percentage of NSR, the Environmental operating segment's profit decreased to 14.5% from 16.9% and increased to 21.2% from 19.0% for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Nine Months Ended
	Mar. 25,	Mar. 26,	Change		Mar. 25,	Mar. 26,	Change
	2011	2010	$	%	2011	2010	$	%
Gross revenue	$11,760	$13,050	$(1,290)	(9.9)%	$41,031	$45,146	$(4,115)	(9.1)%
Net service revenue	$9,402	$10,196	$(794)	(7.8)%	$30,430	$35,143	$(4,713)	(13.4)%
Segment profit	$1,017	$565	$452	80.0%	$3,819	$3,667	$152	4.1%

Gross revenue decreased $1.3 million, or 9.9%, and $4.1 million, or 9.1%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. The decrease in gross revenue for our Infrastructure operating segment was primarily due the wind-down of a large transportation design project and certain actions taken in the prior fiscal year to eliminate lower margin work.

NSR decreased $0.8 million, or 7.8%, and $4.7 million, or 13.4%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. The decrease in NSR for our Infrastructure operating segment was due to the reasons described above in addition to lower overall demand due primarily to revenue shortfalls at state and municipal levels.

The Infrastructure operating segment's profit increased $0.5 million, or 80.0%, and $0.2 million, or 4.1%, for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year. Our Infrastructure operating segment experienced stronger performance for the three and nine months ended March 25, 2011, as compared to the same period of the prior year, despite a reduction in the overall volume of business, as we continue to reduce low margin work. As a percentage of NSR, the Infrastructure operating segment's profit increased to 10.8% from 5.5% and increased to 12.6% from 10.4% for the three and nine months ended March 25, 2011, respectively, compared to the same periods of the prior year.

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

Cash flows provided by operating activities were $6.3 million for the nine months ended March 25, 2011, compared to $3.8 million of cash used in the same period of the prior year. Sources of cash used in operating assets and liabilities for the nine months ended March 25, 2011 totaled $25.7 million and primarily consisted of the following: (1) an $11.9 million decrease in accounts payable primarily due to the timing of payments to vendors; and (2) a $9.0 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects. Sources of cash used in operating assets and liabilities for the nine months ended March 25, 2011 were offset by cash provided by operating assets and liabilities totaling $19.1 million consisting primarily of the following: (1) a $6.6 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; and (2) a $6.1 million decrease in accounts receivable due to timing of collections. In addition, non-cash items for the nine months ended March 25, 2011 resulted in net expenses of $6.8 million consisting primarily of the following: (1) $3.5 million for depreciation and amortization; (2) $1.9 million for stock-based compensation expense; and (3) $1.6 million for the provision for doubtful accounts.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 94 days as of March 25, 2011 from 93 days as of June 30, 2010. Our goal is to maintain DSO at less than 90 days.

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

Cash used in investing activities was approximately $7.5 million for the nine months ended March 25, 2011, compared to $1.8 million used in the same period of the prior year. Cash used consisted primarily of (1) purchases of marketable securities of $5.7 million; (2) $2.2 million for property and equipment; and (3) $0.7 million for the acquisition of AUE, which were primarily offset by $0.8 million from restricted investments and maturities and sales of marketable securities of $0.2 million.

Cash used in financing activities was approximately $1.3 million for the nine months ended March 25, 2011, compared to $1.4 million for the same period of the prior year. Cash used consisted of $3.6 million for payments made on long-term debt and the short-term insurance related to fiscal year 2011 insurance premiums offset by $2.6 million of short-term financing related to fiscal year 2011 insurance premiums.

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

Under the Credit Agreement we must maintain average monthly backlog of $190.0 million and, depending on borrowing capacity, maintain a minimum fixed charge ratio of 1.00 to 1.00. The Credit Agreement was amended as of January

19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $6.1 million, $9.2 million, $10.9 million and $12.4 million, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provides an aggregate allowance for cost reduction efforts, defined in the Credit Agreement as restructuring charges, in the amount of $3.0 million in fiscal year 2010 and $1.25 million in fiscal year 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement. Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10.6 million to $7.5 million for fiscal year 2010 through fiscal year 2012 and $8.5 million for fiscal year 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20.0 million.
The Credit Agreement was amended as of February 25, 2011 to allow us to purchase the stock of AUE and incur indebtedness in connection with that acquisition in the form of a subordinated promissory note in a principal amount not to exceed $0.9 million.

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies necessarily calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to EBITDA and operating (loss) income for the trailing twelve month periods ended March 25, 2011 and March 26, 2010 (in thousands):

	Trailing Twelve Months
	March 25, 2011	March 26, 2010
Operating (loss) income	$(12,434)	$(1,215)
Depreciation and amortization	6,488	7,077
EBITDA	(5,946)	5,862
Goodwill and intangible asset write-offs	20,249	—
Permitted discretionary cost reduction efforts	1,845	1,292
Consolidated Adjusted EBITDA under the Credit Agreement	$16,148	$7,154

The actual covenant results as compared to the covenant requirements under the Credit Agreement as of March 25, 2011 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 12 months	$16,148	Must Exceed	$10,900
Average Monthly Backlog	Trailing 3 months	$375,481	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2011	$2,161	Not to Exceed	$7,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1.00 to 1.00

(1)
As of March 25, 2011, the fixed charge ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million.

As of March 25, 2011 and June 30, 2010, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3.8 million and $3.7 million as of March 25, 2011 and June 30, 2010, respectively. Based upon the borrowing base formula, the maximum availability was $29.6 million and $30.2 million as of March 25, 2011 and June 30, 2010, respectively. Funds available to borrow under the Credit Agreement after consideration of the reserve amount were $25.8 million and $26.5 million as of March 25, 2011 and June 30, 2010, respectively.
On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners was an investor in our preferred stock offering. On July 19, 2006, we also issued a ten-year warrant to Federal Partners to purchase up to 66 shares of our common stock at an exercise price equal to $0.10 per share. The estimated fair value of the warrant of $0.7 million was determined using the Black-Scholes option pricing model and the following assumptions: term of 10 years, a risk free interest rate of 4.94%, a dividend yield of 0%, and volatility of 50%. The face amount of the note payable of $5.0 million was proportionately allocated to the note and the warrant in the amount of $4.4 million and $0.6 million, respectively. The amount allocated to the warrant of $0.6 million was recorded as a discount on the note and was amortized over the original three year life of the note. Interest expense amortized for the nine months ended March 25, 2011 and March 26, 2010, was $0 and $9 thousand, respectively.
In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of the property. In June 2010, we entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million made upon consummation of the modification followed by a second principal payment of $0.25 million made on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. In April 2011, we entered into a modification of the credit agreement with the lender that extended the maturity date of the loan from April 1, 2011 until October 1, 2011.
In July 2010, we financed approximately $2.6 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.89%. As of March 25, 2011, the balance has been repaid.
In February 2011, we entered into a two-year subordinated promissory note with the principal owner of AUE pursuant to which we agreed to pay $0.9 million. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note shall become due and payable in two equal installments of $0.45 million on each of the first and second anniversaries of the note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 25, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 25, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended March 25, 2011 that has significantly affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

May 4, 2011	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)