Form 10-Q
period 2011-09-30
TRC COMPANIES INC /DE/
filed 2011-11-09
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On October 31, 2011 there were 27,818,891 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2011	September 24, 2010
Gross revenue	$103,735	$78,818
Less subcontractor costs and other direct reimbursable charges	30,280	21,228
Net service revenue	73,455	57,590
Interest income from contractual arrangements	78	88
Insurance recoverables and other income	220	597
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	60,162	46,574
General and administrative expenses	7,548	6,538
Provision for doubtful accounts	365	578
Depreciation and amortization	1,362	1,228
Arena Towers litigation reserve	(11,224)	—
Total operating costs and expenses	58,213	54,918
Operating income	15,540	3,357
Interest expense	(181)	(197)
Income from operations before taxes and equity in losses	15,359	3,160
Federal and state income tax benefit (provision)	3,298	(464)
Income from operations before equity in losses	18,657	2,696
Equity in losses from unconsolidated affiliates, net of taxes	—	(13)
Net income	18,657	2,683
Net loss applicable to noncontrolling interest	31	21
Net income applicable to TRC Companies, Inc.	18,688	2,704
Accretion charges on preferred stock	—	(3,799)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$18,688	$(1,095)

Basic earnings (loss) per common share	$0.68	$(0.06)
Diluted earnings (loss) per common share	$0.66	$(0.06)

Weighted-average common shares outstanding:
Basic	27,472	19,684
Diluted	28,392	19,684

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,128	$10,829
Accounts receivable, less allowance for doubtful accounts	97,976	89,258
Insurance recoverable - environmental remediation	30,415	30,827
Restricted investments	12,205	12,413
Prepaid expenses and other current assets	11,700	10,087
Total current assets	165,424	153,414
Property and equipment	50,203	48,475
Less accumulated depreciation and amortization	(37,641)	(36,825)
Property and equipment, net	12,562	11,650
Goodwill	24,775	20,886
Investments in and advances to unconsolidated affiliates and construction joint ventures	115	111
Long-term restricted investments	35,556	38,753
Long-term prepaid insurance	36,625	37,410
Other assets	13,453	13,836
Total assets	$288,510	$276,060
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,727	$3,139
Accounts payable	31,323	26,510
Accrued compensation and benefits	36,977	28,252
Deferred revenue	22,489	22,709
Environmental remediation liabilities	527	505
Other accrued liabilities	46,102	59,718
Total current liabilities	147,145	140,833
Non-current liabilities:
Long-term debt, net of current portion	976	6,037
Income taxes payable	1,728	4,912
Deferred revenue	83,897	88,865
Environmental remediation liabilities	5,601	5,741
Total liabilities	239,347	246,388
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 27,812,523 and 27,809,041 shares issued and outstanding, respectively, at September 30, 2011, and 27,303,774 and 27,300,292 shares issued and outstanding, respectively, at June 30, 2011	2,781	2,730
Additional paid-in capital	174,979	173,984
Accumulated deficit	(128,567)	(147,255)
Accumulated other comprehensive income	217	429
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	49,377	29,855
Noncontrolling interest	(214)	(183)
Total equity	49,163	29,672
Total liabilities and equity	$288,510	$276,060
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 30, 2011	September 24, 2010
Cash flows from operating activities:
Net income	$18,657	$2,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	1,362	1,228
Stock-based compensation expense	1,499	721
Provision for doubtful accounts	365	578
Arena Towers litigation reserve	(11,224)	—
Other non-cash items	(1,075)	(164)
Changes in operating assets and liabilities:
Accounts receivable	(7,771)	(8,266)
Insurance recoverable - environmental remediation	412	(217)
Income taxes	(2,513)	509
Restricted investments	2,833	2,019
Prepaid expenses and other current assets	(2,979)	(3,455)
Long-term prepaid insurance	785	833
Other assets	36	48
Accounts payable	5,575	(8,284)
Accrued compensation and benefits	8,725	1,860
Deferred revenue	(4,438)	(2,599)
Environmental remediation liabilities	(118)	(296)
Other accrued liabilities	(2,160)	(1,717)
Net cash provided by (used in) operating activities	7,971	(14,519)
Cash flows from investing activities:
Additions to property and equipment	(3,078)	(1,008)
Restricted investments	401	248
Acquisition of business, net of cash acquired	(3,449)	—
Earnout and net working capital payments on acquisitions	(644)	(77)
Proceeds from sale of land	250	—
Proceeds from sale of fixed assets	11	21
Investments in and advances to unconsolidated affiliates	(8)	—
Net cash used in investing activities	(6,517)	(816)
Cash flows from financing activities:
Payments on long-term debt and other	(807)	(859)
Proceeds from long-term debt and other	2,381	2,559
Shares repurchased to settle tax withholding obligations	(729)	(171)
Net cash provided by financing activities	845	1,529
Increase (decrease) in cash and cash equivalents	2,299	(13,806)
Cash and cash equivalents, beginning of period	10,829	14,709
Cash and cash equivalents, end of period	$13,128	$903

Supplemental cash flow information:
Future earnout consideration in connection with businesses acquired	801	—
Issuance of common stock in connection with businesses acquired	266	—
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and September 24, 2010
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
The Company reported net income (loss) applicable to the Company's common shareholders of $18,688 and $(1,095) for the three months ended September 30, 2011 and September 24, 2010, respectively. The net income applicable to the Company's common shareholders reported for the three months ended September 30, 2011 was impacted favorably by an $11,224 reduction to the previously established Arena Towers litigation reserve, as well as a $3,099 tax benefit primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008.
The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three months ended September 30, 2011 and September 24, 2010, and the condensed consolidated statements of cash flows for the three months ended September 30, 2011 and September 24, 2010 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2011.

Note 2. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment, (“ASU 2011-08”) to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for the Company in fiscal year 2013 beginning July 1, 2012, but is eligible for early adoption.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The adoption of ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and is therefore effective for the Company in fiscal year 2013 beginning July 1, 2012. The Company is currently evaluating the presentation options of ASU 2011-05 on its financial statement presentation of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the Company does not anticipate material impacts on its consolidated results of operations or financial condition upon adoption.

Note 3. Fair Value Measurements
The Company's financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
Level 1 Inputs-Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (i.e. New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2 Inputs-Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.
Level 3 Inputs-Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.
The following tables present the level within the fair value hierarchy at which the Company's financial assets are measured on a recurring basis as of September 30, 2011 and June 30, 2011.
Assets Measured at Fair Value on a Recurring Basis as of September 30, 2011

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,481	$—	$3,481
Certificates of deposit	—	1,276	—	1,276
Municipal bonds	—	872	—	872
Corporate bonds	—	671	—	671
Money market accounts	272	—	—	272
Total restricted investments	$272	$6,300	$—	$6,572

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,940	$—	$3,940
Certificates of deposit	—	1,507	—	1,507
Municipal bonds	—	827	—	827
Corporate bonds	—	667	—	667
Money market accounts	411	—	—	411
Total restricted investments	$411	$6,941	$—	$7,352
As of September 30, 2011, the Company believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturity of these financial instruments. The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available.  At September 30, 2011 and June 30, 2011 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of September 30, 2011 and June 30, 2011 are included within current and long-term restricted investments on the condensed consolidated balance sheets.

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
A reconciliation of consolidated changes in equity for the three months ended September 30, 2011 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comprehensive	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2011	27,304	$2,730	$173,984	$(147,255)	$429	3	$(33)	$29,855	$(183)	$29,672

Net income (loss)	—	—	—	18,688	—	—	—	18,688	(31)	18,657
Unrealized gain on available for sale securities	—	—	—	—	(212)	—	—	(212)	—	(212)
Total comprehensive income (loss)								18,476	(31)	18,445
Issuance of common stock	61	6	260	—	—	—	—	266	—	266
Stock-based compensation	639	64	1,435	—	—	—	—	1,499	—	1,499
Shares repurchased to settle tax withholding obligations	(193)	(19)	(710)	—	—	—	—	(729)	—	(729)
Directors' deferred compensation	1	—	10	—	—	—	—	10	—	10
Balances as of September 30, 2011	27,812	$2,781	$174,979	$(128,567)	$217	3	$(33)	$49,377	$(214)	$49,163

A reconciliation of consolidated changes in equity for the three months ended September 24, 2010 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comprehensive	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income (Loss)	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2010	19,638	$1,964	$163,897	$(137,883)	$133	3	$(33)	$28,078	$(125)	$27,953

Net income (loss)	—	—	—	2,704	—	—	—	2,704	(21)	2,683
Unrealized gain on available for sale securities	—	—	—	—	79	—	—	79	—	79
Total comprehensive income (loss)								2,783	(21)	2,762
Accretion charges on preferred stock	—	—	(3,799)	—	—	—	—	(3,799)	—	(3,799)
Stock-based compensation	221	22	699	—	—	—	—	721	—	721
Shares repurchased to settle tax withholding obligations	(61)	(6)	(165)	—	—	—	—	(171)	—	(171)
Directors' deferred compensation	4	—	11	—	—	—	—	11	—	11
Balances as of September 24, 2010	19,802	$1,980	$160,643	$(135,179)	$212	3	$(33)	$27,623	$(146)	$27,477

Note 5. Stock-Based Compensation

The Company has two plans under which stock-based awards have been issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), collectively, ("the Plans"). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer ("CEO") the authority to grant awards for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards (“RSA's”), restricted stock units (“RSU's”) and performance stock units (“PSU's”).

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During the three months ended September 30, 2011 and September 24, 2010, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended
	September 30, 2011	September 24, 2010
Cost of services	$563	$315
General and administrative expenses	936	406
Total stock-based compensation expense	$1,499	$721

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three months ended September 30, 2011 and September 24, 2010 therefore no assumptions were used to value stock options.

A summary of stock option activity for the three months ended September 30, 2011 under the Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding options as of June 30, 2011 (805 exercisable)	923	$10.94
Options expired	(29)	$21.19
Outstanding options as of September 30, 2011	894	$10.61	3.3	$19
Options exercisable as of September 30, 2011	828	$11.12	3.2	$10
Options vested and expected to vest as of September 30, 2011	891	$10.63	3.2	$19
Shares available for future grants	1,082

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of September 30, 2011 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $3.01 as of September 30, 2011. There were no options exercised during the three month periods ended September 30, 2011 and September 24, 2010.

As of September 30, 2011, there was $89 of total unrecognized compensation expense related to non-vested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

Compensation expense for RSA's granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were no RSA grants during the three month periods ended September 30, 2011 and September 24, 2010. During the three months ended September 30, 2011, 193 shares vested with a fair value of $822.

A summary of non-vested RSA activity for the three months ended September 30, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2011	399	$3.47
Awards vested	(193)	$4.07
Non-vested awards as of September 30, 2011	206	$2.90

As of September 30, 2011, there was $541 of total unrecognized compensation expense related to non-vested RSA's under the Plans which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units

Compensation expense for RSU's granted to employees is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date. RSU grants totaled 557 shares at a weighted-average grant date fair value of $4.92 per share during the three months ended September 30, 2011. During the three months ended September 30, 2011, 307 shares vested with a fair value of $1,067. RSU grants totaled 551 shares at a weighted-average grant date fair value of $2.88 per share for the three months ended September 24, 2010.

A summary of non-vested RSU activity for the three months ended September 30, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2011	1,162	$3.00
Units granted	557	$4.92
Units vested	(307)	$3.19
Non-vested units as of September 30, 2011	1,412	$3.71

As of September 30, 2011, there was $4,986 of total unrecognized compensation expense related to non-vested RSU's, and this expense is expected to be recognized over a weighted-average period of 3.2 years.

Performance Stock Units

Compensation expense for PSU's granted to employees is recognized if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU's is determined based on the closing market price of the Company's common stock on the grant date. During the three months ended September 30, 2011, the Company granted 713 PSU's to employees at a weighted-average grant date fair value of $5.13. The PSU's vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2012. During the three months ended September 30, 2011, 138 shares vested with a fair value of $522.

As of September 30, 2011, the Company determined that the achievement of the performance condition of the PSU's granted during the three months ended September 30, 2011 is probable, and therefore $313 of compensation expense was recorded during the three months ended September 30, 2011.

A summary of non-vested PSU activity for the three months ended September 30, 2011 is as follows:

		Weighted
	Performance	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2011	551	$2.88
Units granted	713	$5.13
Units vested	(138)	$2.88
Non-vested units as of September 30, 2011	1,126	$4.30

As of September 30, 2011, there was $4,635 of total unrecognized compensation expense related to non-vested PSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 3.1 years.

Note 6. Earnings per Share

Basic earnings per share ("EPS") in computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, non-vested restricted stock awards and units, and non-vested performance stock units that have been earned.

The following table sets forth the computations of basic and diluted EPS for the three months ended September 30, 2011 and September 24, 2010:

	Three Months Ended
	September 30, 2011	September 24, 2010
Net income applicable to TRC Companies, Inc.	$18,688	$2,704
Accretion charges on preferred stock	—	(3,799)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$18,688	$(1,095)

Basic weighted-average common shares outstanding	27,472	19,684
Effect of dilutive stock options and restricted stock	920	—
Diluted weighted-average common shares outstanding	28,392	19,684

Earnings (loss) per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings (loss) per common share	$0.68	$(0.06)
Diluted earnings (loss) per common share	$0.66	$(0.06)
Anti-dilutive stock options, warrants RSA's, RSU's, and PSU's excluded from the calculation	2,005	3,392

For the three months ended September 24, 2010, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares were anti-dilutive and were excluded from the calculation of diluted loss per share in accordance with ASC Topic 260, Earnings Per Share. The holders of the convertible preferred stock did not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for the three months ended September 24, 2010 were not allocated to the convertible preferred stock. Because the effects were anti-dilutive, 7 preferred shares were excluded from the calculation of diluted EPS for the three months ended September 24, 2010 (prior to conversion on December 1, 2010).

Note 7. Accounts Receivable

The current portion of accounts receivable as of September 30, 2011 and June 30, 2011 was comprised of the following:

	September 30, 2011	June 30, 2011
Billed	$64,218	$58,740
Unbilled	42,285	38,832
Retainage	3,415	3,245
	109,918	100,817
Less allowance for doubtful accounts	(11,942)	(11,559)
	$97,976	$89,258

Note 8. Other Accrued Liabilities

As of September 30, 2011 and June 30, 2011, other accrued liabilities were comprised of the following:

	September 30, 2011	June 30, 2011
Contract costs and loss reserves	$21,250	$22,450
Legal case reserves and costs	13,623	26,050
Lease obligations	2,559	2,495
Other	8,670	8,723
	$46,102	$59,718

Note 9. Goodwill and Intangible Assets

As of September 30, 2011, the Company had $24,775 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 29, 2011 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current fiscal quarter.

On September 3, 2011, the Company acquired 100% of the stock of privately-held The Payne Firm, Inc. (“Payne”), through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne is being integrated into the Company's business processes and systems as a part of the Company's Environmental operating segment. The initial purchase price of approximately $4,778 consisted of cash of $3,500 payable at closing, 61 shares of the Company's common stock valued at $266 (based on the closing price of the Company's common stock on the date of the transaction), future earnout consideration with an estimated fair value of $855, and an estimated net working capital adjustment of $157 payable within several months. Goodwill of $3,889, none of which is expected to be tax deductible, and other intangible assets of $803 were recorded as a result of this acquisition. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The changes in the carrying amount of goodwill for the three months ended September 30, 2011 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	September 30,	Impairment	September 30,
Operating Segment	2011	Losses	2011	Adjustments	2011	Losses	2011
Energy	$21,893	$(14,506)	$7,387	$—	$21,893	$(14,506)	$7,387
Environmental	31,364	(17,865)	13,499	3,889	35,253	(17,865)	17,388
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$60,481	$(39,595)	$20,886	$3,889	$64,370	$(39,595)	$24,775

There were no changes in the carrying amount of goodwill for the three months ended September 24, 2010. The amounts by operating segment as of September 24, 2010 were as follows:

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

Identifiable intangible assets as of September 30, 2011 and June 30, 2011 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 30, 2011			June 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$5,036	$(195)	$4,841	$4,275	$(125)	$4,150
Contract backlog	243	(78)	165	258	(55)	203
	5,279	(273)	5,006	4,533	(180)	4,353
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$5,705	$(273)	$5,432	$4,959	$(180)	$4,779

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately eight years. The weighted-average periods of amortization by intangible asset class is approximately seven years for client relationship assets and 1 year for contract backlog. The amortization of intangible assets during the three months ended September 30, 2011 and September 24, 2010 was $150 and $16, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal year 2012 - $527; fiscal year 2013 - $863; fiscal year 2014 - $1,077; fiscal year 2015 - $953; fiscal year 2016 - $713; fiscal 2017 and thereafter - $873.

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended September 30, 2011, and therefore intangible assets were not assessed for impairment.

Note 10. Long-Term Debt

Revolving Credit Facility

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

Under the Credit Agreement the Company must maintain average monthly backlog of $190,000 and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $6,100, $9,200, $10,900 and $12,400, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12,500 for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provided an aggregate allowance for cost reduction efforts, defined in the Credit Agreement as restructuring charges, in the amount of $1,250 in fiscal year 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement. Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10,600 to $7,500 for fiscal year 2010 through fiscal year 2012 and $8,500 for fiscal year 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20,000.

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

The Credit Agreement was amended as of August 31, 2011 to allow the Company to enter into a stock purchase agreement in connection with the Company's acquisition of Payne (See Note 9).

As of September 30, 2011 and June 30, 2011, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3,768 as of September 30, 2011 and June 30, 2011. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $35,000 as of September 30, 2011 and June 30, 2011. Funds available to borrow under the Credit Agreement after consideration of the letters of credit outstanding were $31,232 as of September 30, 2011 and June 30, 2011.

Federal Partners Note Payable

On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P., a stockholder of the Company, pursuant to which the Company borrowed $5,000. The loan bears interest at a fixed rate of 9% per annum. The loan was amended on June 1, 2009 in connection with the Company's preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012.

CAH Note Payable

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, the Company entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the modification followed by a second principal payment of $250 made on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. The Company has entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in September 2011, which extended the maturity date until January 1, 2012 (See Note 11).

AUE Note Payable
In February 2011, the Company entered into a two-year subordinated promissory note with the principal owner of AUE pursuant to which the Company agreed to pay $900. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $450 on each of the first and second anniversaries of the note.

Other
In July 2011, the Company financed $2,381 of insurance premiums payable in nine equal monthly installments of approximately $267 each, including a finance charge of 2.344%. As of September 30, 2011, the balance outstanding was $1,592.

Note 11. Variable Interest Entity
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
The Company consolidates the operations of Center Avenue Holdings ("CAH"), as it retains the contractual power to direct the activities of CAH which most significantly and directly impact its economic performance. The activity of CAH is not significant to the overall performance of the Company. The assets of CAH are restricted, from the standpoint of the Company, in that they are not available for the Company's general business use outside the context of CAH.

The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	September 30, 2011	June 30, 2011
Current assets:
Cash and cash equivalents	$41	$17
Restricted investments	63	63
Total current assets	104	80
Other assets	4,344	4,344
Total assets	$4,448	$4,424
Current liabilities:
Current portion of long-term debt	$2,448	$2,450
Environmental remediation liabilities	23	—
Other accrued liabilities	16	13
Total current liabilities	2,487	2,463
Long-term environmental remediation liabilities	42	50
Total liabilities	$2,529	$2,513
The Company and its other partner do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended September 30, 2011, the Company has provided approximately $1,073 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 10).  Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH's obligations as they become due.

Note 12. Income Taxes

The Company reassessed the valuation allowance on its net deferred tax assets during the current quarter and concluded that it remains more likely than not that these assets will not be realized, and therefore a full valuation allowance remains.
The Company recorded a tax benefit (expense) of $3,298 and $(464) for the three months ended September 30, 2011 and September 24, 2010, respectively. The tax benefit of $3,298 is predominately comprised of a benefit of $3,099 primarily related to the remeasurement of uncertain tax positions and a benefit of $998 related to the release of valuation allowance due to the acquisition of Payne, net of state income tax expense of $(638).
During the quarter, the Company reached a settlement agreement with the IRS for fiscal years 2003 through 2008 which was approved and accepted by the Joint Committee of Taxation. The acceptance resulted in a refund of approximately $111 in taxes and interest.
As of September 30, 2011 the recorded liability for uncertain tax positions under the measurement criteria of ASC Topic 740, Income Taxes, was $1,728. The Company expects the total amount of unrecognized tax benefits to decrease within the next twelve months by approximately $1,631 due to statutes of limitations expiring.

Note 13. Operating Segments

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

The Company's chief operating decision maker is its CEO. The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended September 30, 2011:
Gross revenue	$26,124	$61,426	$15,337	$102,887
Net service revenue	20,597	39,921	11,986	72,504
Segment profit	4,239	8,835	2,580	15,654
Depreciation and amortization	293	478	125	896

Three months ended September 24, 2010:
Gross revenue	$17,125	$46,780	$14,670	$78,575
Net service revenue	14,934	31,174	10,809	56,917
Segment profit	2,269	7,544	1,629	11,442
Depreciation and amortization	240	449	150	839

	Three Months Ended
Gross revenue	September 30, 2011	September 24, 2010
Gross revenue from reportable operating segments	$102,887	$78,575
Reconciling items (1)	848	243
Total consolidated gross revenue	$103,735	$78,818

Net service revenue
Net service revenue from reportable operating segments	$72,504	$56,917
Reconciling items (1)	951	673
Total consolidated net service revenue	$73,455	$57,590

Income from operations before taxes and equity in losses
Segment profit	$15,654	$11,442
Corporate shared services (2)	(9,373)	(6,975)
Arena Towers litigation reserve	11,224	—
Stock-based compensation expense	(1,499)	(721)
Unallocated depreciation and amortization	(466)	(389)
Interest expense	(181)	(197)
Total consolidated income from operations before taxes and equity in losses	$15,359	$3,160

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$896	$839
Unallocated depreciation and amortization	466	389
Total consolidated depreciation and amortization	$1,362	$1,228

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 14. Legal Matters

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

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.  A former landlord of a subsidiary of the Company sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. A jury verdict was rendered against the Company and its subsidiary on June 20, 2011. As a result, the Company took a charge in the fourth quarter of its fiscal year ended June 30, 2011 of $17,278 which included the full value of the verdict as well as pre-judgment interest. Subsequently, the Company filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011.  As a result, the previously established reserve was reduced by $11,224. A judgment was entered in the case on October 10, 2011 and the Company is evaluating post-judgment and appellate measures. Interest accrues at 8% per annum on the amount ultimately determined to be payable until paid. Resolution of this matter may have a significant impact on the Company's cash flows, however the Company believes that existing cash resources, cash forecasted to be generated from operations and availability under its credit facility are adequate to meet this obligation.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of September 30, 2011 and June 30, 2011, the Company had recorded $12,286 and $24,624, respectively, of reserves in the Company's financial statements for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The Company also has insurance recovery receivables related to the aforementioned litigation-related reserves of $1,775 and $2,645 as of September 30, 2011 and June 30, 2011, respectively.

The Company periodically adjusts the amount of such reserves when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $7,400, of which $2,600 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2011 and September 24, 2010

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year where it ends on June 30th.. The three months ended September 30, 2011 contains four more business days than the same period in the prior fiscal year.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors in the sections captioned “Critical Accounting Policies” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and below in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

OVERVIEW

We are a firm that provides integrated engineering, consulting, and construction management services. Our project teams assist our commercial and governmental clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. We provide our services almost entirely in the United States of America.

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

On September 3, 2011, we acquired 100% of the stock of privately-held The Payne Firm, Inc. (“Payne”), through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne is being integrated into our business processes and systems as a part of our Environmental operating segment. The initial purchase price of approximately $4.8 million consisted of cash of $3.5 million payable at closing, 61 shares of our common stock valued at $0.3 million (based on the closing price of our common stock on the date of the transaction), future earnout consideration with an estimated fair value of $0.9 million, and an estimated net working capital adjustment of $0.1 million payable within several months. Goodwill of $3.9 million, none of which is expected to be tax deductible, and other intangible assets of $0.8 million were recorded as a result of this acquisition. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

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

The following table presents the approximate percentage of our NSR by operating segment for the three months ended September 30, 2011 and September 24, 2010:

	Three Months Ended
Operating Segment	September 30, 2011	September 24, 2010
Energy	28.4%	26.2%
Environmental	55.1%	54.8%
Infrastructure	16.5%	19.0%
	100.0%	100.0%

Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and dispatch of renewable sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. Electric utilities throughout the United States will be investing over $50.0 billion in the performance of this work over the next several years. The current downturn within the US economy has slowed the pace of this investment, yet it does not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency.  The American Recovery and Reinvestment Act of 2009 (“ARRA”), Regional Green House Gas Initiative and system benefit charges at the state or utility level are expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are focused on growing our presence in the Texas and California markets where demand for services is the highest.

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

Infrastructure: Demand for infrastructure services is expected to continue to be flat for fiscal year 2012 due to general economic conditions, heavy budget cuts and deficit issues, the lack of a new federal transportation bill, and revenue shortfalls at state and municipal levels. Nevertheless, recent estimates indicate that approximately $2.0 trillion need to be invested over the next five years in national infrastructure alone to restore the system to a state of good repair. In January 2010, the current administration committed $8.0 billion in federal stimulus to high speed rail, but the program has developed slowly in light of the current political climate. The long-term prospect may also be benefited by pending legislation for a new transportation bill and alternative funding mechanisms (e.g., a proposed National Infrastructure Bank), Public Private Partnerships, potential additional economic stimulus initiatives and the continued need to upgrade, replace or repair aging transportation infrastructure. In addition to our base business, we are focusing on the steel inspection market, expansion of our construction management business and seismic design work in the Northeast, and expanding our geotechnical program for services related to coal and shale gas exploration.

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as filed with the SEC on September 8, 2011. Management has determined that no material changes concerning our critical accounting policies have occurred since June 30, 2011.

Results of Operations

The net income applicable to our common shareholders for the three months ended September 30, 2011 of $18.7 million benefited from the following:

•	an $11.2 million reduction of the previously established Arena Towers litigation reserve; and

•	a $3.3 million tax benefit primarily related to the remeasurement of uncertain tax positions.

Arena Towers Litigation Reserve:  A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011. As a result, the previously established reserve was reduced by $11.2 million. A judgment was entered in the case on October 10, 2011 and we are evaluating post-judgment and appellate measures. Interest accrues at 8% per annum on the amount ultimately determined to be payable until paid. Resolution of this matter may have a significant impact on our cash flows, however we believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet this obligation.

Federal and State Income Tax Benefit:  The tax benefit of $3.3 million is predominately comprised of a benefit of $3.1 million primarily related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of valuation allowance due to the acquisition of Payne, net of state income tax expense of $(0.6) million. The reduction in tax expense of $3.1 million related to the uncertain tax position was a result of a settlement with the IRS for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in taxes and interest.

Excluding the benefit from the two aforementioned items, our operating results for the three months ended September 30, 2011 improved compared to the same period in the prior year, despite the absence of clear macro growth drivers in the domestic economy. In fact, our NSR increased 27.5% compared to the same period in the prior year. The revenue growth was balanced with equal contributions from acquisitions and organic activities.

Consolidated Results

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three months ended September 30, 2011 and September 24, 2010:

	Three Months Ended
	September 30,	September 24,	Change
(Dollars in thousands)	2011	2010	$	%
Gross revenue	$103,735	$78,818	$24,917	31.6
Less subcontractor costs and other direct reimbursable charges	30,280	21,228	9,052	42.6
Net service revenue	73,455	57,590	15,865	27.5
Interest income from contractual arrangements	78	88	(10)	(11.4)
Insurance recoverables and other income	220	597	(377)	(63.1)
Cost of services (exclusive of costs shown separately below)	60,162	46,574	13,588	29.2
General and administrative expenses	7,548	6,538	1,010	15.4
Provision for doubtful accounts	365	578	(213)	(36.9)
Depreciation and amortization	1,362	1,228	134	10.9
Arena Towers litigation reserve	(11,224)	—	(11,224)	(100.0)
Operating income	15,540	3,357	12,183	362.9
Interest expense	(181)	(197)	16	(8.1)
Income from operations before taxes and equity in losses	15,359	3,160	12,199	386.0
Federal and state income tax benefit (provision)	3,298	(464)	3,762	NM
Income from operations before equity in losses	18,657	2,696	15,961	NM
Equity in losses from unconsolidated affiliates, net of taxes	—	(13)	13	(100.0)
Net income	18,657	2,683	15,974	NM
Net loss applicable to noncontrolling interest	31	21	10	47.6
Net income applicable to TRC Companies, Inc.	18,688	2,704	15,984	NM
Accretion charges on preferred stock	—	(3,799)	3,799	(100.0)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$18,688	$(1,095)	$19,783	NM

NM - Not Meaningful

Three Months Ended September 30, 2011

Gross revenue increased $24.9 million, or 31.6%, to $103.7 million for the three months ended September 30, 2011 from $78.8 million for the same period in the prior year.  Organic activities provided $15.4 million, or 61.7%, of gross revenue growth for the three months ended September 30, 2011, and acquisitions provided the remaining $9.5 million, or 38.3%, of the gross revenue growth for the period. Approximately $5.7 million of the organic growth in gross revenue was due to the four additional business days in the current quarter compared to the same period in the prior year. Excluding the effects of acquisitions and additional business days, gross revenue increased $9.7 million, driven primarily by increased demand for our Energy and Environmental operating segment services.

NSR increased $15.9 million, or 27.5%, to $73.5 million for the three months ended September 30, 2011 from $57.6 million for the same period in the prior year. Organic activities provided $8.0 million, or 50.6%, of NSR growth for the three months ended September 30, 2011, and acquisitions provided the remaining $7.9 million, or 49.4%, of the gross revenue growth for the period. Approximately $4.0 million of the growth in organic NSR was due to the four additional business days in the current quarter compared to the same period in the prior year. Excluding the effect of acquisitions and additional business days, our organic NSR growth of $3.5 million, or 23.5%, was primarily driven by growth in our Energy operating segment. This increased demand was primarily due to our utility clients continuing to increase investments in the modernization and replacement of outdated facilities.

Interest income from contractual arrangements decreased $0.01 million, or 11.4%, to $0.08 million for the three months ended September 30, 2011 from $0.09 million for the same period in the prior year primarily due to lower one-year constant maturity T-Bill rates and a lower average balance of restricted investments in fiscal year 2012 compared to fiscal year 2011.

Insurance recoverables and other income decreased $0.4 million, or 63.1%, to $0.2 million for the three months ended September 30, 2011 from $0.6 million for the same period in the prior year.  In the first quarter of fiscal year 2011, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. In the first quarter of fiscal year 2012, we did not experience the same level of estimated cost increases.

COS increased $13.6 million, or 29.2%, to $60.2 million for the three months ended September 30, 2011 from $46.6 million for the same period in the prior year. Acquisitions accounted for approximately $7.1 million, or 52.3%, of the increase while organic COS increased $6.5 million, or 47.7%. Approximately $3.2 million of the growth in organic COS was due to four additional business days in the current quarter compared to the same period in the prior year. Excluding the effects of acquisitions and additional business days, COS increased approximately $3.3 million which was due, in part, to higher health care costs which increased $1.0 million when compared to the same period of the prior year. The remainder of the increase in organic COS was incurred to support the aforementioned growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 81.9% and 80.9% for the three months ended September 30, 2011 and September 24, 2010, respectively.

G&A expenses increased $1.0 million, or 15.4%, to $7.5 million for the three months ended September 30, 2011 from $6.5 million for the same period in the prior year. Approximately $0.5 million of the increase in G&A was due to four additional business days in the current quarter compared to the same period in the prior year. The remainder of the increase in our G&A expenses was primarily related to increased costs related to our stock compensation plan. As a percentage of NSR, G&A expenses were 10.3% and 11.4% for the three months ended September 30, 2011 and September 24, 2010, respectively.

Depreciation and amortization expense increased $0.1 million, or 10.9%, to $1.4 million for the three months ended September 30, 2011 from $1.2 million for the same period in the prior year. The increase in depreciation and amortization expense was primarily related to additional costs related to acquisitions.

Arena Towers litigation reserve expenses decreased $11.2 million for the three months ended September 30, 2011 as compared to June 30, 2011. A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011. As a result, the previously established reserve was reduced by $11.2 million. A judgment was entered in the case on October 10, 2011 and we are evaluating post-judgment and appellate measures. Interest accrues at 8% per annum on the amount ultimately determined to be payable until paid. Resolution of this matter may have a significant impact on our cash flows, however we believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet this obligation.

The federal and state income tax benefit was $3.3 million for the three months ended September 30, 2011 compared to tax provision of $0.5 million for the same period in the prior year. The tax benefit of $3.3 million is predominately comprised of a benefit of $3.1 million primarily related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of valuation allowance due to the acquisition of Payne, net of state income tax expense of $(0.6) million. The reduction in tax expense of $3.1 million related to the uncertain tax position was a result of a settlement with the IRS for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in taxes and interest. In addition, we recorded a federal and state income tax provision of $0.5 million in the three months ending September 24, 2010 primarily related to interest expense recorded on our uncertain tax positions.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three months ended September 30, 2011 and September 24, 2010:

	Three Months Ended
	September 30, 2011	September 24, 2010
Net service revenue	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.2
Insurance recoverables and other income	0.3	1.0
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	81.9	80.9
General and administrative expenses	10.3	11.4
Provision for doubtful accounts	0.5	1.0
Depreciation and amortization	1.9	2.1
Arena Towers litigation reserve	(15.3)	—
Total operating costs and expenses	79.2	95.4
Operating income	21.2	5.8
Interest expense	(0.2)	(0.3)
Income from operations before taxes and equity in losses	20.9	5.5
Federal and state income tax benefit (provision)	4.5	(0.8)
Income from operations before equity in losses	25.4	4.7
Equity in losses from unconsolidated affiliates, net of taxes	—	—
Net income	25.4	4.7
Net loss applicable to noncontrolling interest	—	—
Net income applicable to TRC Companies, Inc.	25.4	4.7
Accretion charges on preferred stock	—	(6.6)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	25.4%	(1.9)%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended
	September 30,	September 24,	Change
	2011	2010	$	%
Gross revenue	$26,124	$17,125	$8,999	52.5%
Net service revenue	$20,597	$14,934	$5,663	37.9%
Segment profit	$4,239	$2,269	$1,970	86.8%

Gross revenue increased $9.0 million, or 52.5%, for the three months ended September 30, 2011 compared to the same period of the prior year. Organic activities provided $7.9 million, or 87.8%, of gross revenue growth for the three months ended September 30, 2011, and acquisitions provided the remaining $1.1 million, or 12.2%, of the gross revenue growth for the period. Excluding the effect of acquisitions, the growth was driven by an increase in electric transmission and distribution spending and, to a lesser extent, four additional business days in the current quarter compared to the same period in the prior year.

NSR increased $5.7 million, or 37.9%, for the three months ended September 30, 2011 compared to the same period of the prior year. Organic activities provided $4.7 million, or 83.0%, of NSR growth for the three months ended September 30, 2011, and acquisitions provided the remaining $1.0 million, or 17.0%. Excluding the effect of acquisitions, the growth in NSR was primarily due to increased activity on electric transmission and distribution projects and, to a lesser extent, four additional business days in the current quarter compared to the same period in the prior year.

The Energy operating segment's profit increased $2.0 million, or 86.8%, for the three months ended September 30, 2011 compared to the same period of the prior year. Organic activities provided $1.8 million, or 92.9%, of operating segment profit growth for the three months ended September 30, 2011, and acquisitions provided the remaining $0.2 million, or 7.1%. The increase in the Energy operating segment's organic profit for the three months ended September 30, 2011 was primarily related to the above-mentioned increase in NSR. As a percentage of NSR, the Energy operating segment's profit increased to 20.6% from 15.2% for the three months ended September 30, 2011 compared to the same period of the prior year.

Environmental Operating Segment Results

	Three Months Ended
	September 30,	September 24,	Change
	2011	2010	$	%
Gross revenue	$61,426	$46,780	$14,646	31.3%
Net service revenue	$39,921	$31,174	$8,747	28.1%
Segment profit	$8,835	$7,544	$1,291	17.1%

Gross revenue increased $14.6 million, or 31.3%, for the three months ended September 30, 2011 compared to the same period of the prior year. Organic activities provided $6.2 million, or 42.3%, of gross revenue growth for the three months ended September 30, 2011, and acquisitions provided the remaining $8.4 million, or 57.7%, of the gross revenue growth for the period. Excluding the effect of acquisitions, the growth was primarily driven by an increase in demand for our environmental permitting services and, to a lesser extent, four additional business days in the current quarter compared to the same period in the prior year.

NSR increased $8.7 million, or 28.1%, for the three months ended September 30, 2011 compared to the same period of the prior year. Organic activities provided $1.8 million, or 21.3%, of NSR growth for the three months ended September 30, 2011, and acquisitions provided the remaining $6.9 million, or 78.7%. The increase in NSR was primarily due to the aforementioned increased demand for our environmental permitting services and, to a lesser extent, four additional business days in the current quarter compared to the same period in the prior year.

The Environmental operating segment's profit increased $1.3 million, or 17.1%, for the three months ended September 30, 2011 compared to the same period of the prior year. Organic activities provided $1.0 million, or 74.7%, of operating segment profit growth for the three months ended September 30, 2011, and acquisitions provided the remaining $0.3 million, or 25.3%. The increase in the Environmental operating segment's organic profit for the three months ended September 30, 2011 was related to the above-mentioned increase in NSR. As a percentage of NSR, the Environmental operating segment's profit decreased to 22.1% from 24.2% for the three months ended September 30, 2011 compared to the same period of the prior year primarily due to the timing of change orders and competitive pricing pressure.

Infrastructure Operating Segment Results

	Three Months Ended
	September 30,	September 24,	Change
	2011	2010	$	%
Gross revenue	$15,337	$14,670	$667	4.5%
Net service revenue	$11,986	$10,809	$1,177	10.9%
Segment profit	$2,580	$1,629	$951	58.4%

Gross revenue increased $0.7 million, or 4.5%, for the three months ended September 30, 2011 compared to the same period of the prior year. The increase in gross revenue for our Infrastructure operating segment was primarily due to increased demand for our transportation design and inspection services and, to a lesser extent, four additional business days in the current quarter compared to the same period in the prior year.

NSR increased $1.2 million, or 10.9%, for the three months ended September 30, 2011 compared to the same period of the prior year. The increase in NSR was related to the above-mentioned increase in gross revenue and, to a lesser extent, four additional business days in the current quarter compared to the same period in the prior year.

The Infrastructure operating segment's profit increased $1.0 million, or 58.4%, for the three months ended September 30, 2011 compared to the same period of the prior year. As a percentage of NSR, the Infrastructure operating segment's profit increased to 21.5% from 15.1% for the three months ended September 30, 2011 compared to the same period of the prior year. The stronger Infrastructure operating segment's profit performance was due to improved performance on project execution and further improvements to our cost structure.

Impact of Inflation

Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund our operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to service debt. We believe that existing cash resources, cash forecasted to be generated from operations and availability under our credit facility are adequate to meet our requirements for the duration of the credit facility and the foreseeable future.

Cash flows provided by operating activities were $8.0 million for the three months ended September 30, 2011, compared to $14.5 million of cash used in the same period of the prior year. Sources of cash used in operating assets and liabilities for the three months ended September 30, 2011 totaled $20.0 million and primarily consisted of the following: (1) a $7.8 million increase in accounts receivable attributable to the increase in gross revenue; (2) a $4.4 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; (3) a $3.0 million increase in prepaid expenses and other current assets; and (4) a $2.5 million decrease in income taxes payable primarily due to a reduction in tax expense related to the uncertain tax position as a result of reaching a settlement with the IRS for fiscal years 2003 through 2008. Sources of cash used in operating assets and liabilities for the three months ended September 30, 2011 were offset by cash provided by operating assets and liabilities totaling $18.4 million consisting primarily of the following: (1) an $8.7 million increase in accrued compensation and benefits due to ten days of payroll expense being included in the current period accrual versus four days in the prior year end accrual; (2) a $5.6 million increase in accounts payable primarily due to the timing of payments to vendors; and (3) a $2.8 million decrease in restricted investments primarily due to work performed on Exit Strategy projects. In addition, non-cash items for the three months ended September 30, 2011 resulted in net income of $9.1 million related primarily to $11.2 million of income recorded on the reversal of the Arena Towers litigation reserve in the current fiscal quarter which was partially offset by the following: (1) $1.5 million for stock-based compensation expense; (2) $1.4 million for depreciation and amortization; and (3) $0.4 million for the provision for doubtful accounts.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing current receivables by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, remained at 85 days as of September 30, 2011 and June 30, 2011. Our goal is to maintain DSO at less than 90 days.

Cash used in investing activities was approximately $6.5 million for the three months ended September 30, 2011, compared to $0.8 million used in the same period of the prior year. Cash used consisted primarily of (1) $3.4 million of net cash paid for the Payne acquisition; (2) $3.1 million for property and equipment; and (3) $0.6 million for the net working capital payment to RMT, which were primarily offset by $0.4 million from restricted investments and $0.3 million of proceeds from the sale of land.

Cash provided by financing activities was approximately $0.8 million for the three months ended September 30, 2011, compared to $1.5 million for the same period of the prior year. Cash provided consisted of $2.4 million of short-term financing related to fiscal year 2012 insurance premiums offset by $0.8 million for payments made on long-term debt and $0.7 million used to settle tax withholding obligations on behalf of certain employees related to restricted stock vesting.

Long-Term Debt

Revolving Credit Facility

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

Under the Credit Agreement we must maintain average monthly backlog of $190.0 million and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The Credit Agreement was amended as of January 19, 2010 to extend the expiration date of the facility by two years from July 17, 2011 to July 17, 2013. The amendment also changed the Consolidated Adjusted EBITDA covenant to $6.1 million, $9.2 million, $10.9 million and $12.4 million, for the trailing twelve month periods ending on September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011, respectively; and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The definition of Consolidated Adjusted EBITDA also provided an aggregate allowance for cost reduction efforts, defined in the Credit Agreement as restructuring charges, in the amount of $3.0 million in fiscal year 2010 and $1.25 million in fiscal year 2011 at the Permitted Discretion of the lender as defined in the Credit Agreement. Additional changes in the January 2010 amendment included: (i) an increase to the fee for unused borrowing capacity depending on borrowing usage; (ii) a reduction of the maximum annual capital expenditure covenant from $10.6 million to $7.5 million for fiscal year 2010 through fiscal year 2012 and $8.5 million for fiscal year 2013; and (iii) a revision to the fixed charge ratio covenant which now requires the ratio to be computed and the covenant applied only if available borrowing capacity under the facility, measured on a trailing 30 day average basis, is less than $20.0 million.

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

The Credit Agreement was amended as of August 31, 2011 to allow us to enter into a stock purchase agreement in connection with our acquisition of Payne.

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate Adjusted EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to EBITDA and operating income for the trailing three month period ended September 30, 2011 (in thousands):

September 30, 2011
Operating income	$15,540
Depreciation and amortization	1,362
Consolidated Adjusted EBITDA under the Credit Agreement	$16,902

The actual results as compared to the covenant requirements under the Credit Agreement as of September 30, 2011 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 3 months	$16,902	Must Exceed	$3,000
Average Monthly Backlog	Trailing 3 months	$381,030	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2012	$3,078	Not to Exceed	$7,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1.00 to 1.00

(1)
As of September 30, 2011, the minimum fixed charge coverage ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million and, at no point during the most recent fiscal quarter, was less than $15.0 million.

As of September 30, 2011 and June 30, 2011, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3.8 million as of September 30, 2011 and June 30, 2011. Based upon the borrowing base formula, the maximum availability was $35.0 million as of September 30, 2011 and June 30, 2011. Funds available to borrow under the Credit Agreement after consideration of the letters of credit outstanding were $31.2 million as of September 30, 2011 and June 30, 2011.

Federal Partners Note Payable
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

CAH Note Payable
In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, we entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million made upon consummation of the modification followed by a second principal payment of $0.25 million made on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. We have entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in September 2011, which extended the maturity date until January 1, 2012.

AUE Note Payable
In February 2011, we entered into a two-year subordinated promissory note with the principal owner of AUE pursuant to which we agreed to pay $0.9 million. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $0.45 million on each of the first and second anniversaries of the note.

Other
In July 2011, we financed $2.4 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.344%. As of September 30, 2011, the balance outstanding was $1.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended September 30, 2011 that has significantly affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 14 under Part I, Item 1, Financial Information.

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

TRC COMPANIES, INC.

November 9, 2011	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)