Form 10-Q
period 2011-12-30
TRC COMPANIES INC /DE/
filed 2012-02-08
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2011
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On February 3, 2012 there were 27,868,700 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED DECEMBER 30, 2011

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Gross revenue	$105,378	$84,291	$209,113	$163,109
Less subcontractor costs and other direct reimbursable charges	31,482	23,968	61,762	45,196
Net service revenue	73,896	60,323	147,351	117,913
Interest income from contractual arrangements	95	125	173	213
Insurance recoverables and other income	518	2,313	738	2,910
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	61,173	51,715	121,335	98,289
General and administrative expenses	6,847	6,312	14,395	12,850
Provision for doubtful accounts	—	595	365	1,173
Depreciation and amortization	1,434	1,233	2,796	2,461
Arena Towers litigation	163	—	(11,061)	—
Total operating costs and expenses	69,617	59,855	127,830	114,773
Operating income	4,892	2,906	20,432	6,263
Interest expense	(175)	(218)	(356)	(415)
Income from operations before taxes and equity in earnings	4,717	2,688	20,076	5,848
Federal and state income tax benefit (provision)	206	(222)	3,504	(686)
Income from operations before equity in earnings	4,923	2,466	23,580	5,162
Equity in earnings from unconsolidated affiliates, net of taxes	270	23	270	10
Net income	5,193	2,489	23,850	5,172
Net loss applicable to noncontrolling interest	18	13	49	34
Net income applicable to TRC Companies, Inc.	5,211	2,502	23,899	5,206
Accretion charges on preferred stock	—	(3,462)	—	(7,261)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$5,211	$(960)	$23,899	$(2,055)

Basic earnings (loss) per common share	$0.19	$(0.04)	$0.86	$(0.10)
Diluted earnings (loss) per common share	$0.18	$(0.04)	$0.84	$(0.10)

Weighted-average common shares outstanding:
Basic	27,845	21,817	27,657	20,781
Diluted	28,525	21,817	28,458	20,781

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	December 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,736	$10,829
Accounts receivable, less allowance for doubtful accounts	98,766	89,258
Insurance recoverable - environmental remediation	28,475	30,827
Restricted investments	6,376	12,413
Prepaid expenses and other current assets	15,093	10,087
Total current assets	163,446	153,414
Property and equipment	51,495	48,475
Less accumulated depreciation and amortization	(38,220)	(36,825)
Property and equipment, net	13,275	11,650
Goodwill	24,775	20,886
Investments in and advances to unconsolidated affiliates and construction joint ventures	111	111
Long-term restricted investments	38,379	38,753
Long-term prepaid insurance	35,841	37,410
Other assets	13,442	13,836
Total assets	$289,269	$276,060
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,484	$3,139
Accounts payable	39,167	26,510
Accrued compensation and benefits	29,750	28,252
Deferred revenue	16,985	22,709
Environmental remediation liabilities	527	505
Other accrued liabilities	44,687	59,718
Total current liabilities	137,600	140,833
Non-current liabilities:
Long-term debt, net of current portion	3,364	6,037
Income taxes payable	757	4,912
Deferred revenue	86,574	88,865
Environmental remediation liabilities	5,600	5,741
Total liabilities	233,895	246,388
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 27,870,592 and 27,867,110 shares issued and outstanding, respectively, at December 30, 2011, and 27,303,774 and 27,300,292 shares issued and outstanding, respectively, at June 30, 2011	2,787	2,730
Additional paid-in capital	175,858	173,984
Accumulated deficit	(123,356)	(147,255)
Accumulated other comprehensive income	350	429
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	55,606	29,855
Noncontrolling interest	(232)	(183)
Total equity	55,374	29,672
Total liabilities and equity	$289,269	$276,060
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 30, 2011	December 24, 2010
Cash flows from operating activities:
Net income	$23,850	$5,172
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	2,796	2,461
Stock-based compensation expense	2,405	1,379
Provision for doubtful accounts	365	1,173
Arena Towers litigation	(11,061)	—
Other non-cash items	(1,383)	16
Changes in operating assets and liabilities:
Accounts receivable	(8,571)	2,261
Insurance recoverable - environmental remediation	2,352	(778)
Income taxes	(3,759)	672
Restricted investments	5,301	4,440
Prepaid expenses and other current assets	(4,192)	(2,655)
Long-term prepaid insurance	1,569	1,666
Other assets	58	52
Accounts payable	12,659	(9,518)
Accrued compensation and benefits	1,498	4,315
Deferred revenue	(7,265)	(5,607)
Environmental remediation liabilities	(119)	(473)
Other accrued liabilities	(5,324)	118
Net cash provided by operating activities	11,179	4,694
Cash flows from investing activities:
Additions to property and equipment	(4,301)	(1,608)
Restricted investments	1,080	479
Acquisition of business, net of cash acquired	(3,449)	—
Earnout and net working capital payments on acquisitions	(858)	(77)
Proceeds from sale of land	250	—
Proceeds from sale of fixed assets	11	38
Investments in and advances to unconsolidated affiliates	(8)	(9)
Net cash used in investing activities	(7,275)	(1,177)
Cash flows from financing activities:
Payments on long-term debt and other	(1,618)	(1,974)
Proceeds from long-term debt and other	2,381	2,559
Shares repurchased to settle tax withholding obligations	(760)	(255)
Payments on exchange of stock options	—	(10)
Net cash provided by financing activities	3	320
Increase in cash and cash equivalents	3,907	3,837
Cash and cash equivalents, beginning of period	10,829	14,709
Cash and cash equivalents, end of period	$14,736	$18,546

Supplemental cash flow information:
Future earnout consideration in connection with businesses acquired	801	—
Issuance of common stock in connection with businesses acquired	266	—

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2011 and December 24, 2010
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
The Company reported net income applicable to its common shareholders of $5,211 and $23,899 for the three and six months ended December 30, 2011, respectively. The net income applicable to the Company's common shareholders reported for the six months ended December 30, 2011 was impacted favorably by an $11,224 reduction to the previously established Arena Towers litigation accrual, as well as a $3,099 tax benefit primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008, both recorded in the fiscal quarter ended September 30, 2011.
The condensed consolidated balance sheet as of December 30, 2011, the condensed consolidated statements of operations for the three and six months ended December 30, 2011 and December 24, 2010, and the condensed consolidated statements of cash flows for the six months ended December 30, 2011 and December 24, 2010 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2011.

Note 2. New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities, (“ASU 2011-11”). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment, (“ASU 2011-08”), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for the Company in fiscal year 2013 beginning July 1, 2012 but is eligible for early adoption. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011 , the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05, (“ASU 2011-12”). The amendments in ASU 2011-12 defer certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of ASU 2011-05 and ASU 2011-12 is effective for fiscal years beginning after December 15, 2011 and is therefore effective for the Company in fiscal year 2013 beginning July 1, 2012. The Company is currently evaluating the presentation options of ASU 2011-05 and ASU 2011-12 on its financial statement presentation of comprehensive income.

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

The following tables present the level within the fair value hierarchy at which the Company's financial assets are measured on a recurring basis as of December 30, 2011 and June 30, 2011:
Assets Measured at Fair Value on a Recurring Basis as of December 30, 2011

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,525	$—	$3,525
Certificates of deposit	—	849	—	849
Municipal bonds	—	878	—	878
Corporate bonds	—	671	—	671
Money market accounts	661	—	—	661
Total restricted investments	$661	$5,923	$—	$6,584
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,940	$—	$3,940
Certificates of deposit	—	1,507	—	1,507
Municipal bonds	—	827	—	827
Corporate bonds	—	667	—	667
Money market accounts	411	—	—	411
Total restricted investments	$411	$6,941	$—	$7,352
As of December 30, 2011, the Company believed that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximated fair value due to the short term maturity of these financial instruments. The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available.  At December 30, 2011 and June 30, 2011 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of December 30, 2011 and June 30, 2011 are included within current and long-term restricted investments on the condensed consolidated balance sheets.

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

A reconciliation of consolidated changes in equity for the six months ended December 30, 2011 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accum.			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2011	27,304	$2,730	$173,984	$(147,255)	$429	3	$(33)	$29,855	$(183)	$29,672

Net income (loss)	—	—	—	23,899	—	—	—	23,899	(49)	23,850
Unrealized loss on available for sale securities	—	—	—	—	(79)	—	—	(79)	—	(79)
Total comprehensive income (loss)								23,820	(49)	23,771
Issuance of common stock in connection with businesses acquired	61	6	260	—	—	—	—	266	—	266
Stock-based compensation	702	70	2,335	—	—	—	—	2,405	—	2,405
Shares repurchased to settle tax withholding obligations	(201)	(20)	(740)	—	—	—	—	(760)	—	(760)
Directors' deferred compensation	5	1	19	—	—	—	—	20	—	20
Balances as of December 30, 2011	27,871	$2,787	$175,858	$(123,356)	$350	3	$(33)	$55,606	$(232)	$55,374
A reconciliation of consolidated changes in equity for the six months ended December 24, 2010 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accum.			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2010	19,638	$1,964	$163,897	$(137,883)	$133	3	$(33)	$28,078	$(125)	$27,953

Net income (loss)	—	—	—	5,206	—	—	—	5,206	(34)	5,172
Unrealized gain on available for sale securities	—	—	—	—	132	—	—	132	—	132
Total comprehensive income (loss)								5,338	(34)	5,304
Accretion charges on preferred stock	—	—	(7,261)	—	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	390	39	1,340	—	—	—	—	1,379	—	1,379
Shares repurchased to settle tax withholding obligations	(94)	(10)	(245)	—	—	—	—	(255)	—	(255)
Directors' deferred compensation	7	1	19	—	—	—	—	20	—	20
Preferred stock conversion	7,209	721	14,779	—	—	—	—	15,500	—	15,500
Cash paid related to option exchange	—	—	(10)	—	—	—	—	(10)	—	(10)
Balances as of December 24, 2010	27,150	$2,715	$172,519	$(132,677)	$265	3	$(33)	$42,789	$(159)	$42,630

Note 5. Stock-Based Compensation

The Company has two plans under which stock-based awards have been issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), (collectively "the Plans"). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors, however, the Compensation Committee has delegated to the Chief Executive Officer ("CEO") the authority to grant awards for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards (“RSA's”), restricted stock units (“RSU's”) and performance stock units (“PSU's”).

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During the three and six months ended December 30, 2011 and December 24, 2010, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Cost of services	$292	$264	$855	$579
General and administrative expenses	614	394	1,550	800
Total stock-based compensation expense	$906	$658	$2,405	$1,379

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three and six month periods ended December 30, 2011 and December 24, 2010 therefore no assumptions were used to value stock options.

A summary of stock option activity for the six months ended December 30, 2011 under the Plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding options as of June 30, 2011 (805 exercisable)	923	$10.94
Options expired	(115)	$16.34
Outstanding options as of December 30, 2011	808	$10.17	3.3	$308
Options exercisable as of December 30, 2011	748	$10.67	3.2	$179
Options vested and expected to vest as of December 30, 2011	806	$10.19	3.3	$304
Shares available for future grants	1,085

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of December 30, 2011 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.01 as of December 30, 2011. There were no options exercised during the three and six month periods ended December 30, 2011 and December 24, 2010.

As of December 30, 2011, there was $65 of total unrecognized compensation expense related to non-vested stock option grants under the Plans; this expense is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSA activity for the six months ended December 30, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2011	399	$3.47
Awards granted	11	$3.60
Awards vested	(193)	$4.07
Awards forfeited	(3)	$3.67
Non-vested awards as of December 30, 2011	214	$2.93

RSA grants totaled 11 shares with a weighted-average grant date fair value of $38 during the three and six month periods ended December 30, 2011. There were no RSA grants during the three and six month periods ended December 24, 2010. The total fair value of RSA's vested during the three and six month periods ended December 30, 2011, was $0 and $822, respectively. The total fair value of RSA's vested during the three and six month periods ended December 24, 2010, was $0 and $547, respectively.

As of December 30, 2011, there was $447 of total unrecognized compensation expense related to non-vested RSA's under the Plans; this expense is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the six months ended December 30, 2011 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2011	1,162	$3.00
Units granted	641	$4.84
Units vested	(370)	$3.04
Non-vested units as of December 30, 2011	1,433	$3.81

RSU grants totaled 84 and 641 shares with a weighted-average grant date fair value of $360 and $3,101 during the three and six month periods ended December 30, 2011, respectively. RSU grants totaled 240 and 791 shares with a weighted-average grant date fair value of $529 and $2,116 during the three and six month periods ended December 24, 2010, respectively. The total fair value of RSU's vested during the three and six month periods ended December 30, 2011, was $235 and $1,302, respectively. The total fair value of RSU's vested during the three and six month periods ended December 24, 2010, was $434 and $515, respectively.

At December 30, 2011, there was $4,882 of total unrecognized compensation expense related to non-vested RSU's; this expense is expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock Units

Compensation expense for PSU's is recognized if and when the Company concludes that it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested PSU activity for the six months ended December 30, 2011 is as follows:

		Weighted
	Performance	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2011	551	$2.88
Units granted	713	$5.13
Units vested	(138)	$2.88
Non-vested units as of December 30, 2011	1,126	$4.30

PSU grants totaled 713 shares with a weighted-average grant date fair value of $3,657 during the six months ended December 30, 2011. The PSU's vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2012. PSU grants totaled 551 shares with a weighted-average grant date fair value of $1,587 during the six months ended December 24, 2010. The total fair value of PSU's vested during the three and six month periods ended December 30, 2011, was $0 and $522, respectively. No PSU's vested during the three and six month periods ended December 24, 2010.

As of December 30, 2011, the Company determined that the achievement of the performance conditions of the PSU's granted during the six months ended December 30, 2011 is probable, and therefore $295 and $608 of compensation expense was recorded during the three and six month periods ended December 30, 2011.

At December 30, 2011, there was $4,339 of total unrecognized compensation expense related to non-vested PSU's under the Plans; this expense is expected to be recognized over a weighted-average period of 2.9 years.

Note 6. Earnings per Share

Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, warrants, non-vested restricted stock awards and units, and non-vested performance stock units that have been earned.

The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 30, 2011 and December 24, 2010:

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Net income applicable to TRC Companies, Inc.	$5,211	$2,502	$23,899	$5,206
Accretion charges on preferred stock	—	(3,462)	—	(7,261)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$5,211	$(960)	$23,899	$(2,055)

Basic weighted-average common shares outstanding	27,845	21,817	27,657	20,781
Effect of dilutive stock options and restricted stock	680	—	801	—
Diluted weighted-average common shares outstanding	28,525	21,817	28,458	20,781

Earnings (loss) per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings (loss) per common share	$0.19	$(0.04)	$0.86	$(0.10)
Diluted earnings (loss) per common share	$0.18	$(0.04)	$0.84	$(0.10)
Anti-dilutive stock options, warrants, RSA's, RSU's, and PSU's excluded from the calculation	2,188	3,088	2,096	3,240

For the three and six months ended December 24, 2010, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares were anti-dilutive and were excluded from the calculation of diluted loss per share in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share. The holders of the convertible preferred stock did not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for the three and six months ended December 24, 2010 were not allocated to the convertible preferred stock. The preferred stock converted to common stock on December 1, 2010, resulting in the inclusion of 2,403 and 1,201 shares in the basic weighted-average shares outstanding for the three and six months ended December 24, 2010, respectively. Because the effects are anti-dilutive, 4,806 and 6,008 of the 7,209 common shares from the preferred stock conversion on December 1, 2010 were excluded from the calculation of diluted EPS for the three and six months ended December 24, 2010, respectively.

Note 7. Accounts Receivable

As of December 30, 2011 and June 30, 2011, accounts receivable was comprised of the following:

	December 30, 2011	June 30, 2011
Billed	$70,718	$58,740
Unbilled	36,153	38,832
Retainage	3,640	3,245
	110,511	100,817
Less allowance for doubtful accounts	(11,745)	(11,559)
	$98,766	$89,258

Note 8. Other Accrued Liabilities

As of December 30, 2011 and June 30, 2011, other accrued liabilities were comprised of the following:

	December 30, 2011	June 30, 2011
Contract costs and loss accruals	$19,234	$22,450
Legal cases and costs accruals	16,013	26,050
Lease obligations	2,564	2,495
Other	6,876	8,723
	$44,687	$59,718

Note 9. Goodwill and Intangible Assets

As of December 30, 2011, the Company had $24,775 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 29, 2011 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current fiscal quarter.

On September 3, 2011, the Company acquired 100% of the stock of privately-held The Payne Firm, Inc. (“Payne”), through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne is being integrated into the Company's business processes and systems as a part of the Company's Environmental operating segment. The initial purchase price of approximately $4,778 consisted of cash of $3,500 payable at closing, 61 shares of the Company's common stock valued at $266 (based on the closing price of the Company's common stock on the date of the transaction), future earnout consideration with an estimated fair value of $855, and a net working capital adjustment of $157. Goodwill of $3,889, none of which is expected to be tax deductible, and other intangible assets of $803 were recorded as a result of this acquisition. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The changes in the carrying amount of goodwill for the six months ended December 30, 2011 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	December 30,	Impairment	December 30,
Operating Segment	2011	Losses	2011	Adjustments	2011	Losses	2011
Energy	$21,893	$(14,506)	$7,387	$—	$21,893	$(14,506)	$7,387
Environmental	31,364	(17,865)	13,499	3,889	35,253	(17,865)	17,388
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$60,481	$(39,595)	$20,886	$3,889	$64,370	$(39,595)	$24,775

There were no changes in the carrying amount of goodwill for the six months ended December 24, 2010. The amounts by operating segment as of December 24, 2010 were as follows:

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

Identifiable intangible assets as of December 30, 2011 and June 30, 2011 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 30, 2011			June 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$5,036	$(278)	$4,758	$4,275	$(125)	$4,150
Contract backlog	200	(116)	84	258	(55)	203
	5,236	(394)	4,842	4,533	(180)	4,353
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$5,662	$(394)	$5,268	$4,959	$(180)	$4,779

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately eight years. The weighted-average periods of amortization by intangible asset class is approximately seven years for client relationship assets and 1 year for contract backlog. The amortization of intangible assets during the three months ended December 30, 2011 and December 24, 2010 was $165 and $15, respectively. The amortization of intangible assets during the six months ended December 30, 2011 and December 24, 2010 was $315 and $31, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal year 2012 - $363; fiscal year 2013 - $863; fiscal year 2014 - $1,077; fiscal year 2015 - $953; fiscal year 2016 - $713; fiscal 2017 and thereafter - $873.

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended December 30, 2011, and therefore intangible assets were not assessed for impairment.

Note 10. Long-Term Debt

Revolving Credit Facility

The Company and substantially all of its subsidiaries, (the “Borrower”), have entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”). The Credit Agreement, as amended, provides the Borrower with a five-year senior revolving credit facility of up to $35,000 based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2013. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 3.00% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve

Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement the Company must maintain average monthly backlog of $190,000 and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. A fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, is less than $20,000, or at any point during the most recent fiscal quarter, is less than $15,000. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $3,000, $6,000, $10,000 and $12,500, for the three months ended September 30, 2011, the six months ended December 31, 2011, the nine months ended March 31, 2012 and the twelve months ended June 30, 2012, respectively; and $12,500 for each 12 month period ending each fiscal quarter thereafter. The Credit Agreement limits the maximum annual capital expenditures to $7,500 for fiscal year 2012 and $8,500 for fiscal year 2013. The Company can issue up to $25,000 in letters of credit under the Credit Agreement. The Company was in compliance with these financial covenants at December 30, 2011.

The Credit Agreement was amended as of August 31, 2011 to allow the Company to enter into a stock purchase agreement in connection with the Company's acquisition of Payne (See Note 9).

As of December 30, 2011 and June 30, 2011, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4,239 and $3,768 as of December 30, 2011 and June 30, 2011, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $35,000 as of December 30, 2011 and June 30, 2011. Funds available to borrow under the Credit Agreement after consideration of the letters of credit outstanding were $30,761 and $31,232 as of December 30, 2011 and June 30, 2011, respectively.

Federal Partners Note Payable

On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P., a stockholder of the Company, pursuant to which the Company borrowed $5,000. The loan bears interest at a fixed rate of 9.00% per annum. The loan was amended on June 1, 2009 in connection with the Company's preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. As of December 30, 2011, the balance outstanding under this loan was $5,000.

CAH Note Payable

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.00% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, the Company entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.00% to 6.50% in return for a principal payment of $500 made upon consummation of the modification followed by a second principal payment of $250 made on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. The Company has entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in November 2011, which extended the maturity date until October 1, 2013 (See Note 11). As of December 30, 2011, the balance outstanding under this loan was $2,448.

AUE Note Payable
In February 2011, the Company entered into a two-year subordinated promissory note with the owner of Alexander

Utility Engineering, Inc. pursuant to which the Company agreed to pay $900. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $450 on each of the first and second anniversaries of the note. As of December 30, 2011, the balance outstanding under this loan was $900.

Other
In July 2011, the Company financed $2,381 of insurance premiums payable in nine equal monthly installments of approximately $267 each, including a finance charge of 2.34%. As of December 30, 2011, the balance outstanding under this loan was $798.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	December 30, 2011	June 30, 2011
Current assets:
Cash and cash equivalents	$19	$17
Restricted investments	63	63
Total current assets	82	80
Other assets	4,344	4,344
Total assets	$4,426	$4,424
Current liabilities:
Current portion of long-term debt	$2,448	$2,450
Environmental remediation liabilities	23	—
Other accrued liabilities	14	13
Total current liabilities	2,485	2,463
Long-term environmental remediation liabilities	33	50
Total liabilities	$2,518	$2,513
The Company and its other partner do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended December 30, 2011, the Company has provided approximately $1,111 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 10). Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund

CAH's obligations as they become due.

Note 12. Income Taxes

The Company reassessed the valuation allowance on its net deferred tax assets during the current quarter and concluded that it remains more likely than not that these assets will not be realized, and therefore a full valuation allowance remains.
The Company recorded a tax benefit of $206 and $3,504 for the three and six months ended December 30, 2011, respectively. The tax benefit of $3,504 is comprised of a benefit of $3,568 primarily related to the remeasurement of uncertain tax positions and a benefit of $998 related to the release of valuation allowance due to the acquisition of Payne, net of federal Alternative Minimum Tax and state income tax expense of $1,062.
During the quarter ended September 30, 2011, the Company reached a settlement agreement with the IRS for fiscal years 2003 through 2008 which was approved and accepted by the Joint Committee of Taxation. The acceptance resulted in a refund of approximately $111 in taxes and interest which was received in the current quarter.
As of December 30, 2011 the recorded liability for uncertain tax positions under the measurement criteria of ASC Topic 740, Income Taxes, was $756. The Company believes it is reasonably possible the total amount of unrecognized tax benefits will decrease within the next twelve months by approximately $649 due to statutes of limitations expiring.

Note 13. Operating Segments

The Company manages its business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal governments. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, and alternative energy development. This operating segment also provides services to support energy savings projects for state government entities and end users.

Environmental: The Environmental operating segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings, air quality measurements and modeling of potential air pollution impacts, assessment and remediation of contaminated sites and buildings, industrial infrastructure, solid waste management, environmental compliance auditing and strategic due diligence, environmental licensing and permitting of a wide variety of projects, and natural and cultural resource assessment and management.

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

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer (“CEO”). The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended December 30, 2011:
Gross revenue	$30,790	$60,229	$13,964	$104,983
Net service revenue	23,836	38,577	10,550	72,963
Segment profit	6,548	7,266	1,803	15,617
Depreciation and amortization	289	505	126	920

Three months ended December 24, 2010:
Gross revenue	$22,566	$45,928	$14,601	$83,095
Net service revenue	17,804	31,665	10,219	59,688
Segment profit	4,582	7,725	1,173	13,480
Depreciation and amortization	238	453	160	851

	Energy	Environmental	Infrastructure	Total

Six months ended December 30, 2011:
Gross revenue	$56,914	$121,655	$29,301	$207,870
Net service revenue	44,433	78,498	22,536	145,467
Segment profit	10,787	16,101	4,383	31,271
Depreciation and amortization	582	983	251	1,816

Six months ended December 24, 2010:
Gross revenue	$39,691	$92,708	$29,271	$161,670
Net service revenue	32,738	62,839	21,028	116,605
Segment profit	6,851	15,269	2,802	24,922
Depreciation and amortization	478	902	310	1,690

	Three Months Ended		Six Months Ended
Gross revenue	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Gross revenue from reportable operating segments	$104,983	$83,095	$207,870	$161,670
Reconciling items (1)	395	1,196	1,243	1,439
Total consolidated gross revenue	$105,378	$84,291	$209,113	$163,109

Net service revenue
Net service revenue from reportable operating segments	$72,963	$59,688	$145,467	$116,605
Reconciling items (1)	933	635	1,884	1,308
Total consolidated net service revenue	$73,896	$60,323	$147,351	$117,913

Income from operations before taxes and equity in earnings
Segment profit	$15,617	$13,480	$31,271	$24,922
Corporate shared services (2)	(9,142)	(9,534)	(18,515)	(16,509)
Arena Towers litigation	(163)	—	11,061	—
Stock-based compensation expense	(906)	(658)	(2,405)	(1,379)
Unallocated depreciation and amortization	(514)	(382)	(980)	(771)
Interest expense	(175)	(218)	(356)	(415)
Total consolidated income from operations before taxes and equity in earnings	$4,717	$2,688	$20,076	$5,848

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$920	$851	$1,816	$1,690
Unallocated depreciation and amortization	514	382	980	771
Total consolidated depreciation and amortization	$1,434	$1,233	$2,796	$2,461

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

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

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.  A former landlord of a subsidiary of the Company sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. A jury verdict was rendered against the Company and its subsidiary on June 20, 2011. As a result, the Company took a charge in the fourth quarter of its fiscal year ended June 30, 2011 of $17,278 which included the full value of the verdict as well as pre-judgment interest. Subsequently, the

Company filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011, resulting in an $11,224 reduction of the previously established accrual in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 the Company paid $8,735 in full satisfaction of the judgment and interest.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of December 30, 2011 and June 30, 2011, the Company had recorded $14,345 and $24,624, respectively, of accruals for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The Company also has insurance recovery receivables related to the aforementioned litigation-related accruals of $3,820 and $2,645 as of December 30, 2011 and June 30, 2011, respectively.

The Company periodically adjusts the amount of such accruals when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $3,000, of which $700 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended December 30, 2011 and December 24, 2010

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year where it ends on June 30th. The six months ended December 30, 2011 contained four more business days than the same period in the prior fiscal year.

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

In the course of providing our services we routinely subcontract services. Generally these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue (“NSR”), which is gross revenue less subcontractor costs and other direct reimbursable charges, and our discussion and analysis of financial condition and results of operations uses NSR as a primary point of reference.

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

We experience seasonal trends in our business. Our revenue is typically lower in the second and third fiscal quarters, as our business is, to some extent, dependent on field work and construction scheduling and is also affected by federal holidays. Our revenue is lower during these times of the year because many of our clients' employees, as well as our own employees, do not work during those holidays, resulting in fewer billable hours charged to projects and thus, lower revenue recognized. In addition to holidays, harsher weather conditions that occur in the fall and winter occasionally cause some of our offices to close temporarily and can significantly affect our project field work. Conversely, our business generally benefits from milder weather conditions in our first and fourth fiscal quarters which allow for more productivity from our field services.

Acquisitions
We continuously evaluate the marketplace for strategic acquisition opportunities. A fundamental component of our profitable growth strategy is to pursue acquisitions that will expand our platform in key U.S. markets.

On September 3, 2011, we acquired 100% of the stock of privately-held The Payne Firm, Inc. (“Payne”), through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne is being integrated into our business processes and systems as a part of our Environmental operating segment. The initial purchase price of approximately $4.8 million consisted of cash of $3.5 million payable at closing, 61 thousand shares of our common stock valued at $0.3 million (based on the closing price of our common stock on the date of the transaction), future earnout consideration with an estimated fair value of $0.9 million, and a net working capital adjustment of $0.1 million. Goodwill of $3.9 million, none of which is expected to be tax deductible, and other intangible assets of $0.8 million were recorded as a result of this acquisition. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

Operating Segments

We manage our business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal governments. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, and alternative energy development. This operating segment also provides services to support energy savings projects for state government entities and end users.

Environmental: The Environmental operating segment provides services to a wide range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings, air quality measurements and modeling of potential air pollution impacts, assessment and remediation of contaminated sites and buildings, industrial infrastructure, solid waste management, environmental compliance auditing and strategic due diligence, environmental licensing and permitting of a wide variety of projects, and natural and cultural resource assessment and management.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and six months ended December 30, 2011 and December 24, 2010:

	Three Months Ended		Six Months Ended
Operating Segment	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Energy	32.7%	29.8%	30.5%	28.1%
Environmental	52.9%	53.1%	54.0%	53.9%
Infrastructure	14.4%	17.1%	15.5%	18.0%
	100.0%	100.0%	100.0%	100.0%

Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and dispatch of renewable sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. Electric utilities throughout the United States will be investing over $50.0 billion in the performance of this work over the next several years. The current downturn within the US economy has slowed the pace of this investment, yet it does not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level are expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are focused on growing our presence in the Texas and California markets where demand for services is the highest.

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

Infrastructure: Demand for infrastructure services is expected to continue to be flat for fiscal year 2012 due to general economic conditions, heavy budget cuts and deficit issues, the lack of a new federal transportation bill, and revenue shortfalls at state and municipal levels. That being said, the overall construction markets are believed to be poised for a new growth cycle and prolonged period of investment as a result of U.S. macroeconomic factors such as positive gross domestic product growth, increasing population base, declining unemployment in certain areas and improvements in the lending environment. In addition, recent estimates indicate that approximately $2.0 trillion needs to be invested over the next five years in national infrastructure alone to restore the system to a state of good repair. The long-term prospect may also be benefited by pending legislation for a new transportation bill and alternative funding mechanisms (e.g., a proposed National Infrastructure Bank), Public Private Partnerships ("3P"), potential additional economic stimulus initiatives and the continued need to upgrade, replace or repair aging transportation infrastructure. In addition to our base business, we are focusing on the steel inspection market, expansion of our construction management business, participation in design/build and 3P opportunities, seismic design work in the Northeast, and expanding our overall service offerings related to shale gas exploration.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as filed with the SEC on September 8, 2011. Management has determined that no material changes concerning our critical accounting policies have occurred since June 30, 2011.

Results of Operations

We reported net income applicable to our common shareholders of $5.2 million and $23.9 million for the three and six months ended December 30, 2011, respectively. The income applicable to our common shareholders for the six months ended December 30, 2011 benefited from the following:

•	an $11.2 million reduction of the previously established Arena Towers litigation accrual; and

•	a $3.1 million tax benefit primarily related to the remeasurement of uncertain tax positions.

Arena Towers Litigation:  A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011 resulting in an $11.2 million reduction of the previously established accrual in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

Federal and State Income Tax Benefit:  The tax benefit of $3.5 million is predominately comprised of a benefit of $3.1 million primarily related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance due to the acquisition of Payne, net of state income tax expense of $0.6 million. The reduction in tax expense of $3.1 million related to the uncertain tax position was a result of a September 2011 settlement with the IRS for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in taxes and interest.

Notwithstanding the benefit from the two aforementioned items, our operating results for the three and six months ended December 30, 2011 improved compared to the same periods in the prior year. NSR increased 22.5% and 25.0%, for the three and six month periods, respectively, compared to the same periods in the prior year. Growth was balanced with equal contributions from acquisitions and organic activities. Organic revenue increased primarily as a result of improved capital spending trends in the energy related markets.

Consolidated Results

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and six months ended December 30, 2011 and December 24, 2010:

	Three Months Ended				Six Months Ended
	Dec. 30,	Dec. 24,	Change		Dec. 30,	Dec. 24,	Change
(Dollars in thousands)	2011	2010	$	%	2011	2010	$	%
Gross revenue	$105,378	$84,291	$21,087	25.0	$209,113	$163,109	$46,004	28.2
Less subcontractor costs and other direct reimbursable charges	31,482	23,968	7,514	31.4	61,762	45,196	16,566	36.7
Net service revenue	73,896	60,323	13,573	22.5	147,351	117,913	29,438	25.0
Interest income from contractual arrangements	95	125	(30)	(24.0)	173	213	(40)	(18.8)
Insurance recoverables and other income	518	2,313	(1,795)	(77.6)	738	2,910	(2,172)	(74.6)
Cost of services (exclusive of costs shown separately below)	61,173	51,715	9,458	18.3	121,335	98,289	23,046	23.4
General and administrative expenses	6,847	6,312	535	8.5	14,395	12,850	1,545	12.0
Provision for doubtful accounts	—	595	(595)	(100.0)	365	1,173	(808)	(68.9)
Depreciation and amortization	1,434	1,233	201	16.3	2,796	2,461	335	13.6
Arena Towers litigation	163	—	163	100.0	(11,061)	—	(11,061)	(100.0)
Operating income	4,892	2,906	1,986	68.3	20,432	6,263	14,169	226.2
Interest expense	(175)	(218)	43	(19.7)	(356)	(415)	59	(14.2)
Income from operations before taxes and equity in earnings	4,717	2,688	2,029	75.5	20,076	5,848	14,228	243.3
Federal and state income tax benefit (provision)	206	(222)	428	(192.8)	3,504	(686)	4,190	NM
Income from operations before equity in earnings	4,923	2,466	2,457	99.6	23,580	5,162	18,418	356.8
Equity in earnings from unconsolidated affiliates, net of taxes	270	23	247	NM	270	10	260	NM
Net income	5,193	2,489	2,704	108.6	23,850	5,172	18,678	361.1
Net loss applicable to noncontrolling interest	18	13	5	38.5	49	34	15	44.1
Net income applicable to TRC Companies, Inc.	5,211	2,502	2,709	108.3	23,899	5,206	18,693	359.1
Accretion charges on preferred stock	—	(3,462)	3,462	(100.0)	—	(7,261)	7,261	(100.0)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$5,211	$(960)	$6,171	NM	$23,899	$(2,055)	$25,954	NM

NM - Not Meaningful

Three Months Ended December 30, 2011

Gross revenue increased $21.1 million, or 25.0%, to $105.4 million for the three months ended December 30, 2011 from $84.3 million for the same period in the prior year. Organic activities provided $9.0 million, or 42.6%, of gross revenue growth for the three months ended December 30, 2011, and acquisitions provided the remaining $12.1 million, or 57.4%. Excluding the effect of acquisitions, our organic revenue growth was primarily driven by growth in our Energy operating segment. This increased demand was primarily due to our utility clients continuing to increase investments in the modernization and replacement of outdated facilities.

NSR increased $13.6 million, or 22.5%, to $73.9 million for the three months ended December 30, 2011 from $60.3 million for the same period in the prior year. Organic activities provided $4.8 million, or 35.4%, of NSR growth for the three months ended December 30, 2011, and acquisitions provided the remaining $8.8 million, or 64.6%. Excluding the effect of acquisitions, our organic NSR growth was primarily driven by growth in our Energy operating segment, as noted above.

Insurance recoverables and other income decreased $1.8 million, or 77.6%, to $0.5 million for the three months ended December 30, 2011 from $2.3 million for the same period in the prior year. In the second quarter of fiscal year 2011, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, were projected to be funded by the project-specific insurance policies procured by the client at project inception to cover, among other things, cost overruns. In the second quarter of fiscal year 2012, we did not experience the same level of estimated cost increases.

COS increased $9.5 million, or 18.3%, to $61.2 million for the three months ended December 30, 2011 from $51.7 million for the same period in the prior year. Acquisitions accounted for approximately $7.1 million, or 75.4%, of the increase while organic COS increased $2.3 million, or 24.6%. Additional organic COS was incurred to support the growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 82.8% and 85.7% for the three months ended December 30, 2011 and December 24, 2010, respectively.

G&A expenses increased $0.5 million, or 8.5%, to $6.8 million for the three months ended December 30, 2011 from $6.3 million for the same period in the prior year. The increase is attributable to increased costs related to our stock-based and incentive compensation plans. As a percentage of NSR, G&A expenses were 9.3% and 10.5% for the three months ended December 30, 2011 and December 24, 2010, respectively.

The provision for doubtful accounts decreased $0.6 million, or 100.0%, to $0.0 million for the three months ended December 30, 2011 from $0.6 million for the same period in the prior year. The decrease was primarily due to the collection of a previously reserved account balance.

Depreciation and amortization expense increased $0.2 million, or 16.3%, to $1.4 million for the three months ended December 30, 2011 from $1.2 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on intangible assets acquired after December 2010.

The federal and state income tax benefit was $0.2 million for the three months ended December 30, 2011 compared to a tax provision of $0.2 million for the same period in the prior year. The tax benefit of $0.2 million is comprised of a benefit of $0.5 million primarily related to the remeasurement of uncertain tax positions, net of federal and state income tax expense of $0.3 million.

Six Months Ended December 30, 2011

Gross revenue increased $46.0 million, or 28.2%, to $209.1 million for the six months ended December 30, 2011 from $163.1 million for the same period in the prior year. Organic activities provided $24.6 million, or 53.5%, of gross revenue growth for the six months ended December 30, 2011, and acquisitions provided the remaining $21.4 million, or 46.5%. Approximately $5.7 million of the organic growth in gross revenue was due to the four additional business days in the six month period compared to the same period in the prior year. Excluding the effects of acquisitions and additional business days, gross revenue increased $18.9 million, or 41.0%, driven primarily by increased demand for our Energy and Environmental operating segment services.

NSR increased $29.4 million, or 25.0%, to $147.4 million for the six months ended December 30, 2011 from $117.9 million for the same period in the prior year. Organic activities provided $13.1 million, or 44.5%, of NSR growth for the six months ended December 30, 2011, and acquisitions provided the remaining $16.3 million, or 55.5%. Approximately $4.0 million of the growth in organic NSR was due to the four additional business days in the six month period compared to the same period in the prior year. Excluding the effect of acquisitions and additional business days, our organic NSR increased $9.1 million, or 30.9%, primarily driven by increased demand in our Energy operating segment. This increased demand was primarily due to our utility clients continuing to increase investments in the modernization and replacement of outdated facilities.

Insurance recoverables and other income decreased $2.2 million, or 74.6%, to $0.7 million for the six months ended December 30, 2011 from $2.9 million for the same period in the prior year.  In the first six months of fiscal year 2011, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, were projected to be funded by the project-specific insurance policies procured by the client at project inception to cover, among other things, cost overruns. In the first six months of fiscal year 2012, we did not experience the same level of estimated cost increases.

COS increased $23.0 million, or 23.4%, to $121.3 million for the six months ended December 30, 2011 from $98.3 million for the same period in the prior year. Acquisitions accounted for approximately $13.9 million, or 60.3%, of the increase while organic COS increased $9.1 million, or 39.7%. Approximately $3.2 million of the growth in organic COS was due to four additional business days in the current six month period compared to the same period in the prior year. Excluding the effects of acquisitions and additional business days, COS increased approximately $5.9 million, or 25.5%, to support the aforementioned growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 82.3% and 83.3% for the six months ended December 30, 2011 and December 24, 2010, respectively.

G&A expenses increased $1.5 million, or 12.0%, to $14.4 million for the six months ended December 30, 2011 from $12.9 million for the same period in the prior year. Approximately $0.5 million of the increase in G&A was due to four additional business days in the six month period compared to the same period in the prior year. The remainder of the increase in our G&A expenses was primarily related to increased costs related to our stock-based and incentive compensation plans. As a percentage of NSR, G&A expenses were 9.8% and 10.9% for the six months ended December 30, 2011 and December 24, 2010, respectively.

The provision for doubtful accounts decreased $0.8 million, or 68.9%, to $0.4 million for the six months ended December 30, 2011 from $1.2 million for the same period in the prior year. The decrease was primarily due to the collection of a previously reserved account balance.

Depreciation and amortization expense increased $0.3 million, or 13.6%, to $2.8 million for the six months ended December 30, 2011 from $2.5 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on intangible assets acquired after December 2010.

Arena Towers litigation accrual expenses decreased $11.1 million for the six months ended December 30, 2011 as compared to June 30, 2011. A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011 resulting in an $11.2 million reduction of the previously established accrual in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest. We accrued an additional $0.2 million in post-judgment interest in the current quarter.

The federal and state income tax benefit was $3.5 million for the six months ended December 30, 2011 compared to tax provision of $0.7 million for the same period in the prior year. The tax benefit of $3.5 million is comprised of a benefit of $3.6 million primarily related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance due to the acquisition of Payne, net of federal and state income tax expense of $1.1 million. The reduction in tax expense of $3.6 million related to the uncertain tax position was due to a settlement with the IRS for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in taxes and interest.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and six months ended December 30, 2011 and December 24, 2010:

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.2	0.1	0.2
Insurance recoverables and other income	0.7	3.8	0.5	2.4
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	82.8	85.7	82.3	83.3
General and administrative expenses	9.3	10.5	9.8	10.9
Provision for doubtful accounts	—	1.0	0.2	1.0
Depreciation and amortization	1.9	2.0	1.9	2.1
Arena Towers litigation	0.2	—	(7.5)	—
Total operating costs and expenses	94.2	99.2	86.8	97.3
Operating income	6.6	4.8	13.9	5.3
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Income from operations before taxes and equity in earnings	6.4	4.5	13.6	5.0
Federal and state income tax benefit (provision)	0.3	(0.4)	2.4	(0.6)
Income from operations before equity in earnings	6.7	4.1	16.0	4.4
Equity in earnings from unconsolidated affiliates, net of taxes	0.4	—	0.2	—
Net income	7.0	4.1	16.2	4.4
Net loss applicable to noncontrolling interest	—	—	—	—
Net income applicable to TRC Companies, Inc.	7.1	4.1	16.2	4.4
Accretion charges on preferred stock	—	(5.7)	—	(6.1)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	7.1%	(1.6)%	16.2%	(1.7)%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Six Months Ended
	December 30,	December 24,	Change		December 30,	December 24,	Change
	2011	2010	$	%	2011	2010	$	%
Gross revenue	$30,790	$22,566	$8,224	36.4%	$56,914	$39,691	$17,223	43.4%
Net service revenue	$23,836	$17,804	$6,032	33.9%	$44,433	$32,738	$11,695	35.7%
Segment profit	$6,548	$4,582	$1,966	42.9%	$10,787	$6,851	$3,936	57.5%

Gross revenue increased $8.2 million, or 36.4%, and $17.2 million, or 43.4%, for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. Organic activities provided $6.5 million, or 79.4%, and $14.4 million, or 83.8%, of gross revenue growth for the three and six months ended December 30, 2011, respectively, with acquisitions providing the remaining $1.7 million, or 20.6%, and $2.8 million or 16.2%. Excluding the effect of acquisitions, the growth was driven by an increase in electric transmission and distribution spending and, to a lesser extent, four additional business days in the current six month period compared to the same period in the prior year.

NSR increased $6.0 million, or 33.9%, and $11.7 million, or 35.7%, for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. Organic activities provided $4.8 million, or 79.5%, and $9.5 million, or 81.2%, of NSR growth for the three and six months ended December 30, 2011, respectively, with acquisitions providing the remaining $1.2 million, or 20.5%, and $2.2 million, or 18.8%. Excluding the effect of acquisitions, the growth in NSR was primarily due to increased activity on electric transmission and distribution projects and, to a lesser extent, four additional business days in the current six month period compared to the same period in the prior year.

The Energy operating segment's profit increased $2.0 million, or 42.9%, and $3.9 million, or 57.5%, for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. Organic activities provided $1.5 million, or 74.6%, and $3.2 million, or 82.5%, of operating segment profit growth for the three and six months ended December 30, 2011, respectively, with acquisitions providing the remaining $0.5 million, or 25.4%, and $0.7 million, or 17.5%. The increase in the Energy operating segment's organic profit for the three and six months ended December 30, 2011 was primarily related to the above-mentioned increase in NSR. As a percentage of NSR, the Energy operating segment's profit increased to 27.5% from 25.7% and to 24.3% from 20.9% for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year.

Environmental Operating Segment Results

	Three Months Ended				Six Months Ended
	December 30,	December 24,	Change		December 30,	December 24,	Change
	2011	2010	$	%	2011	2010	$	%
Gross revenue	$60,229	$45,928	$14,301	31.1%	$121,655	$92,708	$28,947	31.2%
Net service revenue	$38,577	$31,665	$6,912	21.8%	$78,498	$62,839	$15,659	24.9%
Segment profit	$7,266	$7,725	$(459)	(5.9)%	$16,101	$15,269	$832	5.4%

Gross revenue increased $14.3 million, or 31.1%, and $28.9 million, or 31.2%, for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. Organic activities provided $3.9 million, or 27.2%, and $10.3 million, or 35.7%, of gross revenue growth for the three and six months ended December 30, 2011, respectively, with acquisitions providing the remaining $10.4 million, or 72.8%, and $18.6 million, or 64.3%. Excluding the effect of acquisitions, the growth was primarily driven by an increase in subcontracting activities in connection with our environmental services.

NSR increased $6.9 million, or 21.8%, and $15.7 million, or 24.9%, for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. Acquisitions provided $7.5 million, or 109.0%, and $14.2 million, or 90.4%, of NSR growth for the three and six months ended December 30, 2011, respectively. Organic NSR decreased $0.6 million, or 9.0% for the three months ended December 30, 2011 primarily due to less demand for our internal labor and additional contract costs on several large fixed price projects. Conversely, organic activities increased $1.5 million, or 9.6%, for the six months ended December 30, 2011, primarily due to four additional business days in the current six month period compared to the same period in the prior year.

The Environmental operating segment's profit decreased $0.5 million, or 5.9%, and increased $0.8 million, or 5.4%, for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. Acquisitions provided $1.0 million and $1.4 million of operating segment profit growth for the three and six months ended December 30, 2011, respectively. Organic operating segment profit declined $1.5 million and $0.6 million for the three and six months ended December 30, 2011, respectively. The decrease in the Environmental operating segment's organic profit for the three months ended December 30, 2011 was primarily due to additional contract costs incurred on several large fixed price remediation projects. As a percentage of NSR, the Environmental operating segment's profit decreased to 18.8% from 24.4% and to 20.5% from 24.3% for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Six Months Ended
	December 30,	December 24,	Change		December 30,	December 24,	Change
	2011	2010	$	%	2011	2010	$	%
Gross revenue	$13,964	$14,601	$(637)	(4.4)%	$29,301	$29,271	$30	0.1%
Net service revenue	$10,550	$10,219	$331	3.2%	$22,536	$21,028	$1,508	7.2%
Segment profit	$1,803	$1,173	$630	53.7%	$4,383	$2,802	$1,581	56.4%

Gross revenue decreased $0.6 million, or 4.4%, and increased $30.0 thousand or 0.1%, for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. The decrease in gross revenue for our Infrastructure operating segment for the three months ended December 30, 2011 was primarily due to decreased demand for civil engineering projects which typically require significant subcontracting activities. During the six months ended December 30, 2011 the decreased activity on civil engineering projects was offset by increased construction inspection work and four additional business days compared to the same period in the prior year.

NSR increased $0.3 million, or 3.2%, and $1.5 million or 7.2%, for the three and six months ended December 30, 2011 compared to the same periods of the prior year. NSR grew at a higher rate than gross revenue due to increased self-performed construction inspection work and reduced work on civil engineering projects which typically require higher levels of subcontractor services.

The Infrastructure operating segment's profit increased $0.6 million, or 53.7%, and $1.6 million, or 56.4%, for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. As a percentage of NSR, the Infrastructure operating segment's profit increased to 17.1% from 11.5% and 19.4% from 13.3% for the three and six months ended December 30, 2011, respectively, compared to the same periods of the prior year. The stronger profit performance was due to improved project execution, the previously noted lower reliance on subcontractor services, and further improvements to our cost structure.

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

Cash flows provided by operating activities were $11.2 million for the six months ended December 30, 2011, compared to $4.7 million of cash provided for the same period of the prior year. Cash used in operating assets and liabilities for the six months ended December 30, 2011 totaled $29.2 million and primarily consisted of the following: (1) an $8.6 million increase in accounts receivable attributable to the increase in gross revenue; (2) a $7.3 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; (3) a $5.3 million decrease in other accrued liabilities; and (4) a $3.8 million decrease in income taxes payable primarily due to a reduction in tax expense related to the uncertain tax position as a result of reaching a settlement with the IRS for fiscal years 2003 through 2008. Cash used in operating assets and liabilities for the six months ended December 30, 2011 was offset by cash provided by operating assets and liabilities totaling $23.4 million consisting primarily of the following: (1) a $12.7 million increase in accounts payable primarily due to the timing of payments to vendors; (2) a $5.3 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; and (3) a $2.4 million decrease in environmental remediation insurance recoverables. In addition, non-cash items for the six months ended December 30, 2011 resulted in net income of $6.9 million related primarily to $11.1 million of income recorded on the reversal of the Arena Towers litigation accrual in the current fiscal year which was partially offset by the following: (1) $2.8 million for depreciation and amortization; (2) $2.4 million for stock-based compensation expense; and (3) $0.4 million for the provision for doubtful accounts.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 84 days as of December 30, 2011 from 85 days as of June 30, 2011. Our goal is to maintain DSO at less than 90 days.

Cash used in investing activities was approximately $7.3 million for the six months ended December 30, 2011, compared to $1.2 million used in the same period of the prior year. Cash used consisted primarily of (1) $4.3 million for property and equipment; (2) $3.4 million of net cash paid for the Payne acquisition; and (3) $0.9 million for earnout and net working capital payments related to prior acquisitions, which were primarily offset by $1.1 million from restricted investments and $0.3 million of proceeds from the sale of land.

Cash provided by financing activities was approximately $3.0 thousand for the six months ended December 30, 2011, compared to $0.3 million for the same period of the prior year. Cash provided consisted of $2.4 million of short-term financing related to fiscal year 2012 insurance premiums offset by $1.6 million for payments made on long-term debt and $0.8 million used to settle tax withholding obligations on behalf of certain employees related to restricted stock vesting.

Long-Term Debt

Revolving Credit Facility

We and substantially all of our subsidiaries, (the “Borrower”), have entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”). The Credit Agreement, as amended, provides us with a five-year senior revolving credit facility of up to $35.0 million based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2013. Any amounts outstanding under the Credit Agreement bear interest at the greater of 5.75% and the prime rate plus a margin of 2.50% to 3.50%, or the greater of 3.00% and LIBOR plus a margin of 3.50% to 4.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement we must maintain average monthly backlog of $190.0 million and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. A fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, is less than $20.0 million, or at any point during the most recent fiscal quarter, is less than $15.0 million. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of $3.0 million, $6.0 million, $10.0 million and $12.5 million, for the three months ended September 30, 2011, the six months ended December 31, 2011, the nine months ended March 31, 2012 and the twelve months ended June 30, 2012, respectively; and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The Credit Agreement limits the maximum annual capital expenditures to $7.5 million for fiscal year 2012 and $8.5 million for fiscal year 2013. We can issue up to $25.0 million in letters of credit under the Credit Agreement. We were in compliance with these financial covenants at December 30, 2011.

The Credit Agreement was amended as of August 31, 2011 to allow us to enter into a stock purchase agreement in connection with our acquisition of Payne.

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to EBITDA and operating income for the trailing six month period ended December 30, 2011 (in thousands):

December 30, 2011
Operating income	$20,432
Depreciation and amortization	2,796
Consolidated Adjusted EBITDA under the Credit Agreement	$23,228

The actual results as compared to the covenant requirements under the Credit Agreement as of December 30, 2011 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 6 months	$23,228	Must Exceed	$6,000
Average Monthly Backlog	Trailing 3 months	$377,542	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2012	$4,301	Not to Exceed	$7,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1.00 to 1.00

(1)
As of December 30, 2011, the minimum fixed charge coverage ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million and, at no point during the most recent fiscal quarter, was less than $15.0 million.

As of December 30, 2011 and June 30, 2011, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4.2 million and $3.8 million as of December 30, 2011 and June 30, 2011, respectively. Based upon the borrowing base formula, the maximum availability was $35.0 million as of December 30, 2011 and June 30, 2011. Funds available to borrow under the Credit Agreement after consideration of the letters of credit outstanding were $30.8 million and $31.2 million as of December 30, 2011 and June 30, 2011, respectively.

Federal Partners Note Payable
On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million. The loan bears interest at a fixed rate of 9.00% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners was an investor in our preferred stock offering. As of December 30, 2011, the balance outstanding under this loan was $5.0 million.

CAH Note Payable
In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.00% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, we entered into a modification of the credit agreement with the lender that reduced the interest rate from 10.00% to 6.50% in return for a principal payment of $0.5 million made upon consummation of the modification followed by a second principal payment of $0.25 million made on December 1, 2010 and extended the maturity date of the loan from January 31, 2010 until April 1, 2011. We have entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in November 2011, which extended the maturity date until October 1, 2013. As of December 30, 2011, the balance outstanding under this loan was $2.4 million.

AUE Note Payable
In February 2011, we entered into a two-year subordinated promissory note with the owner of Alexander Utility Engineering, Inc. pursuant to which we agreed to pay $0.9 million. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $450 thousand on each of the first and second anniversaries of the note. As of December 30, 2011, the balance outstanding under this loan was $0.9 million.

Other
In July 2011, we financed $2.4 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.34%. As of December 30, 2011, the balance outstanding under this loan was $0.8 million.

Arena Towers Litigation
A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011 resulting in an $11.2 million reduction of the previously established accrual in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended December 30, 2011 that has significantly affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

February 8, 2012	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)