Form 10-Q
period 2012-03-30
TRC COMPANIES INC /DE/
filed 2012-05-09
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2012
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On May 3, 2012 there were 27,909,030 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 30, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Gross revenue	$101,118	$76,071	$310,231	$239,180
Less subcontractor costs and other direct reimbursable charges	25,983	18,323	87,745	63,519
Net service revenue	75,135	57,748	222,486	175,661
Interest income from contractual arrangements	56	95	229	308
Insurance recoverables and other income	554	392	1,292	3,302
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	62,910	48,912	184,245	147,201
General and administrative expenses	8,087	6,713	22,482	19,563
Provision for doubtful accounts	—	449	365	1,622
Depreciation and amortization	1,231	1,025	4,027	3,486
Arena Towers litigation expense (reversal)	—	—	(11,061)	—
Total operating costs and expenses	72,228	57,099	200,058	171,872
Operating income	3,517	1,136	23,949	7,399
Interest expense	(228)	(173)	(584)	(588)
Income from operations before taxes and equity in earnings	3,289	963	23,365	6,811
Federal and state income tax benefit (provision)	571	(16)	4,075	(702)
Income from operations before equity in earnings	3,860	947	27,440	6,109
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	270	10
Net income	3,860	947	27,710	6,119
Net loss applicable to noncontrolling interest	21	5	70	39
Net income applicable to TRC Companies, Inc.	3,881	952	27,780	6,158
Accretion charges on preferred stock	—	—	—	(7,261)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$3,881	$952	$27,780	$(1,103)

Basic earnings (loss) per common share	$0.14	$0.04	$1.00	$(0.05)
Diluted earnings (loss) per common share	$0.13	$0.03	$0.97	$(0.05)

Weighted-average common shares outstanding:
Basic	27,887	27,190	27,733	22,957
Diluted	28,943	27,921	28,619	22,957

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,270	$10,829
Accounts receivable, less allowance for doubtful accounts	91,410	89,258
Insurance recoverable - environmental remediation	27,232	30,827
Restricted investments	6,755	12,413
Prepaid expenses and other current assets	13,891	10,087
Total current assets	152,558	153,414
Property and equipment	52,304	48,475
Less accumulated depreciation and amortization	(38,685)	(36,825)
Property and equipment, net	13,619	11,650
Goodwill	24,888	20,886
Investments in and advances to unconsolidated affiliates and construction joint ventures	114	111
Long-term restricted investments	34,838	38,753
Long-term prepaid insurance	35,056	37,410
Other assets	14,677	13,836
Total assets	$275,750	$276,060
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,383	$3,139
Accounts payable	25,110	26,510
Accrued compensation and benefits	35,488	28,252
Deferred revenue	16,650	22,709
Environmental remediation liabilities	475	505
Other accrued liabilities	37,478	59,718
Total current liabilities	121,584	140,833
Non-current liabilities:
Long-term debt, net of current portion	4,162	6,037
Income taxes payable	109	4,912
Deferred revenue	83,513	88,865
Environmental remediation liabilities	5,450	5,741
Total liabilities	214,818	246,388
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 27,910,904 and 27,907,422 shares issued and outstanding, respectively, at March 30, 2012, and 27,303,774 and 27,300,292 shares issued and outstanding, respectively, at June 30, 2011	2,791	2,730
Additional paid-in capital	177,907	173,984
Accumulated deficit	(119,475)	(147,255)
Accumulated other comprehensive (loss) income	(5)	429
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	61,185	29,855
Noncontrolling interest	(253)	(183)
Total equity	60,932	29,672
Total liabilities and equity	$275,750	$276,060
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 30, 2012	March 25, 2011
Cash flows from operating activities:
Net income	$27,710	$6,119
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	4,027	3,486
Stock-based compensation expense	4,489	1,935
Provision for doubtful accounts	365	1,622
Arena Towers litigation expense (reversal)	(11,061)	—
Other non-cash items	(1,881)	(252)
Changes in operating assets and liabilities:
Accounts receivable	(1,231)	6,143
Insurance recoverable - environmental remediation	3,595	(291)
Income taxes	(4,915)	866
Restricted investments	7,990	6,579
Prepaid expenses and other current assets	(2,613)	(1,946)
Long-term prepaid insurance	2,354	2,500
Other assets	(1,239)	97
Accounts payable	(450)	(11,911)
Accrued compensation and benefits	7,236	2,895
Deferred revenue	(10,661)	(8,961)
Environmental remediation liabilities	(321)	(634)
Other accrued liabilities	(12,584)	(1,969)
Net cash provided by operating activities	10,810	6,278
Cash flows from investing activities:
Additions to property and equipment	(6,481)	(2,161)
Restricted investments	1,638	828
Acquisition of business, net of cash acquired	(3,464)	(700)
Earnout and net working capital payments on acquisitions	(883)	(77)
Proceeds from sale of land	250	—
Proceeds from sale of fixed assets	44	108
Investments in and advances to unconsolidated affiliates	(16)	(9)
Purchases of marketable securities	—	(5,681)
Maturities and sales of marketable securities	—	200
Net cash used in investing activities	(8,912)	(7,492)
Cash flows from financing activities:
Payments on long-term debt and other	(3,071)	(3,557)
Proceeds from long-term debt and other	4,415	2,559
Shares repurchased to settle tax withholding obligations	(801)	(277)
Payments on exchange of stock options	—	(10)
Net cash provided by (used in) financing activities	543	(1,285)
Increase (decrease) in cash and cash equivalents	2,441	(2,499)
Cash and cash equivalents, beginning of period	10,829	14,709
Cash and cash equivalents, end of period	$13,270	$12,210
Supplemental cash flow information:
Future earnout consideration in connection with businesses acquired	$1,026	$362
Issuance of common stock in connection with businesses acquired	266	331
Capital lease acquisitions	161	—
Subordinated note payable recorded in connection with business acquired	—	900
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2012 and March 25, 2011
(in thousands, except per share data)
(Unaudited)

Note 1. Company Background and Basis of Presentation
TRC Companies, Inc., through its subsidiaries (collectively, the “Company”), provides integrated engineering, consulting, and construction management services. Its project teams help its commercial and governmental clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.
The Company reported net income applicable to its common shareholders of $3,881 and $27,780 for the three and nine months ended March 30, 2012, respectively. The net income applicable to the Company's common shareholders reported for the nine months ended March 30, 2012 was impacted favorably by a $11,061 net reversal of the previously recorded Arena Towers litigation expense, as well as a $4,075 tax benefit primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008.
The condensed consolidated balance sheet as of March 30, 2012, the condensed consolidated statements of operations for the three and nine months ended March 30, 2012 and March 25, 2011, and the condensed consolidated statements of cash flows for the nine months ended March 30, 2012 and March 25, 2011 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States (“GAAP”). Consequently, the financial statements are unaudited but, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the fiscal year ended June 30, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011 , the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05, (“ASU 2011-12”). The amendments in ASU 2011-12 defer certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of ASU 2011-05 and ASU 2011-12 is effective for fiscal years beginning after December 15, 2011 and is therefore effective for the Company in fiscal year 2013 beginning July 1, 2012 but is eligible for early adoption. The Company is currently evaluating the presentation options of ASU 2011-05 and ASU 2011-12 on its financial statement presentation of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company prospectively beginning January 1, 2012. The adoption of this standard did not have a material impact on Company's consolidated results of operations or financial condition.

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

The following tables present the level within the fair value hierarchy at which the Company's financial assets are measured on a recurring basis as of March 30, 2012 and June 30, 2011:
Assets Measured at Fair Value on a Recurring Basis as of March 30, 2012

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,607	$—	$3,607
Certificates of deposit	—	850	—	850
Municipal bonds	—	672	—	672
Corporate bonds	—	776	—	776
Money market accounts	563	—	—	563
Total restricted investments	$563	$5,905	$—	$6,468
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,940	$—	$3,940
Certificates of deposit	—	1,507	—	1,507
Municipal bonds	—	827	—	827
Corporate bonds	—	667	—	667
Money market accounts	411	—	—	411
Total restricted investments	$411	$6,941	$—	$7,352
As of March 30, 2012, the Company believed that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximated fair value due to the short term maturity of these financial instruments. The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available.  At March 30, 2012 and June 30, 2011 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of March 30, 2012 and June 30, 2011 are included within current and long-term restricted investments on the condensed consolidated balance sheets.

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

A reconciliation of consolidated changes in equity for the nine months ended March 30, 2012 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accum.			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income (Loss)	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2011	27,304	$2,730	$173,984	$(147,255)	$429	3	$(33)	$29,855	$(183)	$29,672

Net income (loss)	—	—	—	27,780	—	—	—	27,780	(70)	27,710
Unrealized gain on available-for-sale securities	—	—	—	—	57	—	—	57	—	57
Less: reclassification adjustment for gains included in net income	—	—	—	—	(491)	—	—	(491)	—	(491)
Total comprehensive income (loss)								27,346	(70)	27,276
Issuance of common stock in connection with business acquired	61	6	260	—	—	—	—	266	—	266
Stock-based compensation	746	74	4,415	—	—	—	—	4,489	—	4,489
Shares repurchased to settle tax withholding obligations	(207)	(20)	(781)	—	—	—	—	(801)	—	(801)
Directors' deferred compensation	7	1	29	—	—	—	—	30	—	30
Balances as of March 30, 2012	27,911	$2,791	$177,907	$(119,475)	$(5)	3	$(33)	$61,185	$(253)	$60,932
A reconciliation of consolidated changes in equity for the nine months ended March 25, 2011 is as follows:

	TRC Companies, Inc. Condensed Consolidated Statement of Changes in Equity
					Accum.			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2010	19,638	$1,964	$163,897	$(137,883)	$133	3	$(33)	$28,078	$(125)	$27,953

Net income (loss)	—	—	—	6,158	—	—	—	6,158	(39)	6,119
Unrealized gain on available-for-sale securities	—	—	—	—	246	—	—	246	—	246
Total comprehensive income (loss)								6,404	(39)	6,365
Issuance of common stock in connection with business acquired	80	8	323	—	—	—	—	331	—	331
Accretion charges on preferred stock	—	—	(7,261)	—	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	435	43	1,892	—	—	—	—	1,935	—	1,935
Shares repurchased to settle tax withholding obligations	(99)	(10)	(267)	—	—	—	—	(277)	—	(277)
Directors' deferred compensation	9	1	27	—	—	—	—	28	—	28
Preferred stock conversion	7,209	721	14,779	—	—	—	—	15,500	—	15,500
Cash paid related to option exchange	—	—	(10)	—	—	—	—	(10)	—	(10)
Balances as of March 25, 2011	27,272	$2,727	$173,380	$(131,725)	$379	3	$(33)	$44,728	$(164)	$44,564

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

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During the three and nine months ended March 30, 2012 and March 25, 2011, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Cost of services	$364	$240	$1,219	$819
General and administrative expenses	1,720	316	3,270	1,116
Total stock-based compensation expense	$2,084	$556	$4,489	$1,935

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. The assumptions used to value stock options granted for the three and nine months ended March 30, 2012 and March 25, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Risk-free interest rate	0.66%	1.57% - 1.81%	0.66%	1.57% - 1.81%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Expected volatility	80.8%	76.6% - 77.0%	80.8%	76.6% - 77.0%
Expected dividend yield	None	None	None	None
Weighted-average fair value of options granted	$2.56	$2.09	$2.56	$2.09

A summary of stock option activity for the nine months ended March 30, 2012 under the Plans is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2011 (805 exercisable)	923	$10.94
Options granted	3	$4.35
Options expired	(141)	$19.37
Outstanding options as of March 30, 2012	785	$9.41	3.2	$334
Options exercisable as of March 30, 2012	740	$9.75	3.1	$232
Options vested and expected to vest as of March 30, 2012	783	$9.42	3.2	$330
Shares available for future grants	1,070

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of March 30, 2012 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.11 as of March 30, 2012. There were no options exercised during the three and nine months ended March 30, 2012 and March 25, 2011.

As of March 30, 2012, there was $53 of total unrecognized compensation expense related to non-vested stock option grants under the Plans; this expense is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSA activity for the nine months ended March 30, 2012 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2011	399	$3.47
Awards granted	11	$3.60
Awards vested	(213)	$3.96
Awards forfeited	(3)	$3.67
Non-vested awards as of March 30, 2012	194	$2.94

RSA grants totaled 11 shares with a weighted-average grant date fair value of $38 during the nine months ended March 30, 2012. RSA grants totaled 5 shares at a weighted average grant date fair value of $18 during the three and nine months ended March 25, 2011. The total fair value of RSA's vested during the three and nine months ended March 30, 2012 was $136 and $958, respectively. The total fair value of RSA's vested during the three and nine months ended March 25, 2011 was $70 and $617, respectively.

As of March 30, 2012, there was $318 of total unrecognized compensation expense related to non-vested RSA's under the Plans; this expense is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the nine months ended March 30, 2012 is as follows:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2011	1,162	$3.00
Units granted	662	$4.88
Units vested	(393)	$3.11
Non-vested units as of March 30, 2012	1,431	$3.84

RSU grants totaled 22 and 662 shares with a weighted-average grant date fair value of $128 and $3,229 during the three and nine months ended March 30, 2012, respectively. RSU grants totaled 791 shares with a weighted-average grant date fair value of $2,116 during the nine months ended March 25, 2011. The total fair value of RSU's vested during the three and nine months ended March 30, 2012 was $146 and $1,448, respectively. The total fair value of RSU's vested during the three and nine months ended March 25, 2011 was $112 and $628, respectively.

At March 30, 2012, there was $4,533 of total unrecognized compensation expense related to non-vested RSU's; this expense is expected to be recognized over a weighted-average period of 2.7 years.

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

A summary of non-vested PSU activity for the nine months ended March 30, 2012 is as follows:

		Weighted
	Performance	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2011	551	$2.88
Units granted	734	$5.15
Units vested	(139)	$2.88
Non-vested units as of March 30, 2012	1,146	$4.34

PSU grants totaled 22 and 734 shares with a weighted-average grant date fair value of $128 and $3,785 during the three and nine months ended March 30, 2012, respectively. Certain of the PSU's vest over four years, with others vesting immediately, upon meeting certain financial targets for the fiscal year ending June 30, 2012. PSU grants totaled 551 shares with a weighted-average grant date fair value of $1,587 during the nine months ended March 25, 2011. The total fair value of PSU's vested during the three and nine months ended March 30, 2012 was $7 and $529, respectively. No PSU's vested during the three and nine months ended March 25, 2011.

As of March 30, 2012, the Company determined that the achievement of the performance conditions of the PSU's granted during the nine months ended March 30, 2012 is probable, and therefore $1,461 and $2,069 of compensation expense was recorded during the three and nine months ended March 30, 2012.

At March 30, 2012, there was $3,661 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 1.3 years.

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

The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 30, 2012 and March 25, 2011:

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net income applicable to TRC Companies, Inc.	$3,881	$952	$27,780	$6,158
Accretion charges on preferred stock	—	—	—	(7,261)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$3,881	$952	$27,780	$(1,103)

Basic weighted-average common shares outstanding	27,887	27,190	27,733	22,957
Effect of dilutive stock options and restricted stock	1,056	731	886	—
Diluted weighted-average common shares outstanding	28,943	27,921	28,619	22,957

Earnings (loss) per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings (loss) per common share	$0.14	$0.04	$1.00	$(0.05)
Diluted earnings (loss) per common share	$0.13	$0.03	$0.97	$(0.05)
Anti-dilutive stock options, warrants, RSA's, RSU's, and PSU's excluded from the calculation	1,766	2,360	1,986	2,946

For the nine months ended March 25, 2011, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares were anti-dilutive and were excluded from the calculation of diluted loss per share in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share. The preferred stock converted to common stock on December 1, 2010, resulting in the inclusion of 3,204 shares in the basic weighted-average shares outstanding for the nine months ended March 25, 2011. Because the effects are anti-dilutive, 4,005 of the 7,209 common shares from the preferred stock conversion on December 1, 2010 were excluded from the calculation of diluted EPS for the nine months ended March 25, 2011. The holders of the convertible preferred stock did not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for the nine months ended March 25, 2011 were not allocated to the convertible preferred stock.

Note 7. Accounts Receivable

As of March 30, 2012 and June 30, 2011, accounts receivable was comprised of the following:

	March 30, 2012	June 30, 2011
Billed	$61,364	$58,740
Unbilled	37,728	38,832
Retainage	3,471	3,245
	102,563	100,817
Less allowance for doubtful accounts	(11,153)	(11,559)
	$91,410	$89,258

Note 8. Other Accrued Liabilities

As of March 30, 2012 and June 30, 2011, other accrued liabilities were comprised of the following:

	March 30, 2012	June 30, 2011
Contract costs and loss accruals	$18,987	$22,450
Legal cases and costs accruals	6,457	26,050
Lease obligations	2,580	2,495
Other	9,454	8,723
	$37,478	$59,718

Note 9. Goodwill and Intangible Assets

As of March 30, 2012, the Company had $24,888 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 29, 2011 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current fiscal quarter.

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

The changes in the carrying amount of goodwill for the nine months ended March 30, 2012 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	March 30,	Impairment	March 30,
Operating Segment	2011	Losses	2011	Adjustments	2012	Losses	2012
Energy	$21,893	$(14,506)	$7,387	$—	$21,893	$(14,506)	$7,387
Environmental	31,364	(17,865)	13,499	4,002	35,366	(17,865)	17,501
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$60,481	$(39,595)	$20,886	$4,002	$64,483	$(39,595)	$24,888

Identifiable intangible assets as of March 30, 2012 and June 30, 2011 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 30, 2012			June 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$5,137	$(400)	$4,737	$4,275	$(125)	$4,150
Contract backlog	211	(168)	43	258	(55)	203
	5,348	(568)	4,780	4,533	(180)	4,353
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$5,774	$(568)	$5,206	$4,959	$(180)	$4,779

Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately eight years. The weighted-average periods of amortization by intangible asset class is approximately seven years for client relationship assets and 1 year for contract backlog. The amortization of intangible assets during the three months ended March 30, 2012 and March 25, 2011 was $174 and $32, respectively. The amortization of intangible assets during the nine months ended March 30, 2012 and March 25, 2011 was $489 and $63, respectively. Estimated amortization of intangible assets for future periods is as follows: remainder of fiscal year 2012 - $200; fiscal year 2013 - $881; fiscal year 2014 - $1,092; fiscal year 2015 - $968; fiscal year 2016 - $727; fiscal 2017 and thereafter - $912.

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended March 30, 2012, and therefore intangible assets were not assessed for impairment.

Note 10. Long-Term Debt

Revolving Credit Facility

The Company and substantially all of its subsidiaries, (the “Borrower”), have entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”). The Credit Agreement, as amended, most recently as of February 28, 2012, provides the Borrower with a senior revolving credit facility of up to $65,000 (which includes an uncommitted $15,000 syndication reserve) based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2014. Any amounts outstanding under the Credit Agreement bear interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization

(“EBITDA”), as defined. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement, the Company must maintain average monthly backlog of $190,000 and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. A fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, is less than $20,000, or at any point during the most recent fiscal quarter, is less than $15,000. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $3,000, $6,000, $10,000 and $12,500, for the three months ended September 30, 2011, the six months ended December 31, 2011, the nine months ended March 31, 2012 and the twelve months ended June 30, 2012, respectively, and $12,500 for each 12 month period ending each fiscal quarter thereafter. The Credit Agreement limits the maximum annual capital expenditures to $7,500 for fiscal year 2012 and $8,500 for fiscal year 2013. The Company can issue up to $15,000 in letters of credit under the Credit Agreement.

As of March 30, 2012 and June 30, 2011, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4,239 and $3,768 as of March 30, 2012 and June 30, 2011, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $45,860 and $35,000 as of March 30, 2012 and June 30, 2011, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $41,621 and $31,232 as of March 30, 2012 and June 30, 2011, respectively.

Federal Partners Note Payable

On July 19, 2006, the Company and substantially all of its subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P., a stockholder of the Company, pursuant to which the Company borrowed $5,000. The loan bore interest at a fixed rate of 9.0% per annum. The loan was amended on June 1, 2009 in connection with the Company's preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. As of March 30, 2012, the balance outstanding under this loan was $5,000. The Company repaid this loan in full on April 11, 2012.

CAH Note Payable

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, the Company entered into a modification of the credit agreement with the lender that (i) reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the modification followed by a second principal payment of $250 made on December 1, 2010 and (ii) extended the maturity date of the loan from January 31, 2010 until April 1, 2011. The Company has entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in November 2011, which extended the maturity date until October 1, 2013 (See Note 11). As of March 30, 2012, the balance outstanding under this loan was $2,448.

AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc. the Company entered into a two-year subordinated promissory note with the seller pursuant to which the Company agreed to pay $900. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $450 on each of the first and second anniversaries of the note. As of March 30, 2012, the balance outstanding under this loan was $450.

Other
In March 2012, the Company financed $2,195 for a three year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of March 30, 2012, the balance outstanding under this agreement was $2,005.
In July 2011, the Company financed $2,381 of insurance premiums payable in nine equal monthly installments of approximately $267 each, including a finance charge of 2.34%. As of March 30, 2012, the balance has been repaid.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	March 30, 2012	June 30, 2011
Current assets:
Cash and cash equivalents	$39	$17
Restricted investments	63	63
Total current assets	102	80
Other assets	4,344	4,344
Total assets	$4,446	$4,424
Current liabilities:
Current portion of long-term debt	$—	$2,450
Environmental remediation liabilities	15	—
Other accrued liabilities	14	13
Total current liabilities	29	2,463
Long-term debt, net of current portion	2,448	—
Long-term environmental remediation liabilities	40	50
Total liabilities	$2,517	$2,513
The Company and its other partner do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended March 30, 2012, the Company has provided approximately $1,184 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 10). Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH's obligations as they become due.

Note 12. Income Taxes

The Company has reassessed the valuation allowance on its net deferred tax assets during the current quarter and concluded that it remains more likely than not that these assets will not be realized, and therefore a full valuation allowance remains.
The Company recorded a tax benefit of $571 and $4,075 for the three and nine months ended March 30, 2012, respectively. The tax benefit of $4,075 is comprised of a benefit of $4,227 primarily related to the remeasurement of uncertain tax positions and a benefit of $998 related to the release of valuation allowance due to the acquisition of Payne, net of federal Alternative Minimum Tax and state income tax expense, of $1,150.
As of March 30, 2012, the recorded liability for uncertain tax positions under the measurement criteria of ASC Topic 740, Income Taxes, was $109. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

Note 13. Operating Segments

The Company manages its business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government entities. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, and renewable energy development.

Environmental: The Environmental operating segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings; air quality measurements and modeling of potential air pollution impacts; assessment and remediation of contaminated sites and buildings; solid waste management; environmental management and sustainability advisory services including compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.

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

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer (“CEO”). The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole except as discussed herein.

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended March 30, 2012:
Gross revenue	$32,700	$54,337	$13,346	$100,383
Net service revenue	25,181	38,877	10,143	74,201
Segment profit	6,617	7,837	1,598	16,052
Depreciation and amortization	262	483	106	851

Three months ended March 25, 2011:
Gross revenue	$22,331	$42,416	$11,760	$76,507
Net service revenue	18,031	29,858	9,402	57,291
Segment profit	4,223	4,339	1,017	9,579
Depreciation and amortization	203	375	127	705

	Energy	Environmental	Infrastructure	Total

Nine months ended March 30, 2012:
Gross revenue	$89,614	$175,992	$42,647	$308,253
Net service revenue	69,614	117,375	32,679	219,668
Segment profit	17,404	23,938	5,981	47,323
Depreciation and amortization	844	1,466	357	2,667

Nine months ended March 25, 2011:
Gross revenue	$62,022	$135,124	$41,031	$238,177
Net service revenue	50,769	92,697	30,430	173,896
Segment profit	11,074	19,608	3,819	34,501
Depreciation and amortization	681	1,277	437	2,395

	Three Months Ended		Nine Months Ended
Gross revenue	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Gross revenue from reportable operating segments	$100,383	$76,507	$308,253	$238,177
Reconciling items (1)	735	(436)	1,978	1,003
Total consolidated gross revenue	$101,118	$76,071	$310,231	$239,180

Net service revenue
Net service revenue from reportable operating segments	$74,201	$57,291	$219,668	$173,896
Reconciling items (1)	934	457	2,818	1,765
Total consolidated net service revenue	$75,135	$57,748	$222,486	$175,661

Income from operations before taxes and equity in earnings
Segment profit from reportable operating segments	$16,052	$9,579	$47,323	$34,501
Corporate shared services (2)	(10,071)	(7,567)	(28,586)	(24,076)
Arena Towers litigation expense (reversal)	—	—	11,061	—
Stock-based compensation expense	(2,084)	(556)	(4,489)	(1,935)
Unallocated depreciation and amortization	(380)	(320)	(1,360)	(1,091)
Interest expense	(228)	(173)	(584)	(588)
Total consolidated income from operations before taxes and equity in earnings	$3,289	$963	$23,365	$6,811

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$851	$705	$2,667	$2,395
Unallocated depreciation and amortization	380	320	1,360	1,091
Total consolidated depreciation and amortization	$1,231	$1,025	$4,027	$3,486

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

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

The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.  A former landlord of a subsidiary of the Company sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. A jury verdict was rendered against the Company and its subsidiary on June 20, 2011. As a result, the Company took a charge in the fourth quarter of its fiscal year ended June 30, 2011 of $17,278 which included the full value of the verdict as well as pre-judgment interest. Subsequently, the Company filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011, resulting in an $11,224 reversal of the previously recorded expense in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 the Company paid $8,735 in full satisfaction of the judgment and interest.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of March 30, 2012 and June 30, 2011, the Company had recorded $5,835 and $24,624, respectively, of accruals for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $3,932 and $2,645 as of March 30, 2012 and June 30, 2011, respectively.

The Company periodically adjusts the amount of such accruals when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $2,200, of which $800 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended March 30, 2012 and March 25, 2011

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year where it always ends on June 30th. The nine months ended March 30, 2012 contained four more business days than the same period in the prior fiscal year.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as “may”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors described in the sections captioned “Critical Accounting Policies” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as well as in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

Overview

We are a firm that provides integrated engineering, consulting, and construction management services. Our project teams help our commercial and governmental clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. We provide our services almost entirely in the United States of America.

We derive our revenue from fees for professional and technical services. As a service company, we are more labor-intensive than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding service to our clients and execute projects successfully. Our income from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our direct costs, subcontractor costs, other contract costs, and general and administrative (“G&A”) expenses.

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

Acquisitions
We continuously evaluate the marketplace for strategic acquisition opportunities. A fundamental component of our profitable growth strategy is to pursue acquisitions that will expand our platform in key markets.

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

Operating Segments

We manage our business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government entities. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, and renewable energy development.

Environmental: The Environmental operating segment provides services to a wide range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings; air quality measurements and modeling of potential air pollution impacts; assessment and remediation of contaminated sites and buildings; solid waste management; environmental management and sustainability advisory services including compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.

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

Our chief operating decision maker is our Chief Executive Officer (“CEO”). Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment profit. We utilize segment revenue and segment profit because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole except as discussed herein.

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 30, 2012 and March 25, 2011:

	Three Months Ended		Nine Months Ended
Operating Segment	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Energy	33.9%	31.5%	31.7%	29.2%
Environmental	52.4%	52.1%	53.4%	53.3%
Infrastructure	13.7%	16.4%	14.9%	17.5%
	100.0%	100.0%	100.0%	100.0%

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

Environmental: Market demand for environmental services has begun to grow again following a stagnation caused by general economic conditions. While the past economic decline had served to temporarily halt the long-term pattern of growth historically enjoyed by this operating segment, the fundamental compliance drivers for environmental services remain in place. Recent indicators continue to suggest that several aspects of the environmental market have begun to recover. A rapidly evolving regulatory site cleanup and compliance arena, recent regulatory developments in air markets, the continuing need to support transactions, and the need to enhance our aging transportation and energy infrastructure all remain as critical drivers for environmental services. Shale gas initiatives also present important market opportunities. It now appears that historical long-term growth rates in the environmental market may return over the next several years.

Infrastructure: Demand for infrastructure services is expected to continue to be flat for fiscal year 2012 due to general economic conditions, heavy budget cuts and deficit issues, the lack of a new federal transportation bill, and revenue shortfalls at state and municipal levels. Nevertheless, the overall construction markets are believed to be poised for a new growth cycle and prolonged period of investment as a result of U.S. macroeconomic factors such as positive gross domestic product growth, increasing population base, declining unemployment in certain areas and improvements in the lending environment. In addition, recent estimates indicate that approximately $2.0 trillion needs to be invested over the next five years in national infrastructure alone to restore the system to a state of good repair. The long-term prospect may also be benefited by pending legislation for a new transportation bill and alternative funding mechanisms, potential additional economic stimulus initiatives and the continued need to upgrade, replace or repair aging transportation infrastructure.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as filed with the SEC on September 8, 2011. No material changes concerning our critical accounting policies have occurred since June 30, 2011.

Results of Operations

We reported net income applicable to our common shareholders of $3.9 million and $27.8 million for the three and nine months ended March 30, 2012, respectively. The income applicable to our common shareholders for the nine months ended March 30, 2012 benefited from the following:

•	an $11.1 million net reversal of the previously recorded Arena Towers litigation expense; and

•	a $4.1 million tax benefit primarily related to the remeasurement of uncertain tax positions.

Arena Towers Litigation:  A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011 resulting in an $11.2 million reversal of the previously recorded expense in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

Federal and State Income Tax Benefit:  The tax benefit of $4.1 million is comprised of a benefit of $4.2 million primarily related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance due to the acquisition of Payne, net of federal and state income tax expense of $1.1 million. The reduction in tax expense of $4.2 million related to the uncertain tax position was primarily the result of a settlement with the IRS for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in taxes and interest.

Notwithstanding the benefit from the two aforementioned items, our financial results for the third quarter of fiscal year 2012 reflected continued strong operational performance. Our operating results for the three and nine months ended March 30, 2012 improved compared to the same periods in the prior year. NSR increased 30.1% and 26.7%, for the three and nine month periods, respectively, compared to the same periods in the prior year. Growth was balanced with equal contributions from acquisitions and organic activities. Organic revenue increased primarily as a result of improved capital spending trends in the energy related markets.

Consolidated Results

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and nine months ended March 30, 2012 and March 25, 2011:

	Three Months Ended				Nine Months Ended
	Mar. 30,	Mar. 25,	Change		Mar. 30,	Mar. 25,	Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Gross revenue	$101,118	$76,071	$25,047	32.9%	$310,231	$239,180	$71,051	29.7%
Less subcontractor costs and other direct reimbursable charges	25,983	18,323	7,660	41.8	87,745	63,519	24,226	38.1
Net service revenue	75,135	57,748	17,387	30.1	222,486	175,661	46,825	26.7
Interest income from contractual arrangements	56	95	(39)	(41.1)	229	308	(79)	(25.6)
Insurance recoverables and other income	554	392	162	41.3	1,292	3,302	(2,010)	(60.9)
Cost of services (exclusive of costs shown separately below)	62,910	48,912	13,998	28.6	184,245	147,201	37,044	25.2
General and administrative expenses	8,087	6,713	1,374	20.5	22,482	19,563	2,919	14.9
Provision for doubtful accounts	—	449	(449)	(100.0)	365	1,622	(1,257)	(77.5)
Depreciation and amortization	1,231	1,025	206	20.1	4,027	3,486	541	15.5
Arena Towers litigation expense (reversal)	—	—	—	100.0	(11,061)	—	(11,061)	(100.0)
Operating income	3,517	1,136	2,381	209.6	23,949	7,399	16,550	223.7
Interest expense	(228)	(173)	(55)	31.8	(584)	(588)	4	(0.7)
Income from operations before taxes and equity in earnings	3,289	963	2,326	241.5	23,365	6,811	16,554	243.0
Federal and state income tax benefit (provision)	571	(16)	587	NM	4,075	(702)	4,777	NM
Income from operations before equity in earnings	3,860	947	2,913	307.6	27,440	6,109	21,331	349.2
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	—	—	270	10	260	NM
Net income	3,860	947	2,913	307.6	27,710	6,119	21,591	352.9
Net loss applicable to noncontrolling interest	21	5	16	320.0	70	39	31	79.5
Net income applicable to TRC Companies, Inc.	3,881	952	2,929	307.7	27,780	6,158	21,622	351.1
Accretion charges on preferred stock	—	—	—	—	—	(7,261)	7,261	(100.0)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$3,881	$952	$2,929	307.7%	$27,780	$(1,103)	$28,883	NM

NM - Not Meaningful

Three Months Ended March 30, 2012

Gross revenue increased $25.0 million, or 32.9%, to $101.1 million for the three months ended March 30, 2012 from $76.1 million for the same period in the prior year. Organic activities provided $13.2 million, or 52.8%, of gross revenue growth for the three months ended March 30, 2012, and acquisitions provided the remaining $11.8 million, or 47.2%. Excluding the effect of acquisitions, our organic revenue growth was primarily driven by growth in our Energy operating segment. The growth in our Energy operating segment continues to be supported by increased investment by utilities in their electric transmission and distribution systems and a renewed focus on capital programs for electric system reliability.

NSR increased $17.4 million, or 30.1%, to $75.1 million for the three months ended March 30, 2012 from $57.7 million for the same period in the prior year. Organic activities provided $8.7 million, or 49.9%, of NSR growth for the three months ended March 30, 2012, and acquisitions provided the remaining $8.7 million, or 50.1%. Excluding the effect of acquisitions, our organic NSR growth was primarily driven by growth in our Energy operating segment, as noted above.

COS increased $14.0 million, or 28.6%, to $62.9 million for the three months ended March 30, 2012 from $48.9 million for the same period in the prior year. Acquisitions accounted for approximately $7.2 million, or 51.4%, of the increase while organic COS increased $6.8 million, or 48.6%. Additional organic COS was incurred to support the growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 83.7% and 84.7% for the three months ended March 30, 2012 and March 25, 2011, respectively. Consequently, NSR increased at a greater rate than COS.

G&A expenses increased $1.4 million, or 20.5%, to $8.1 million for the three months ended March 30, 2012 from $6.7 million for the same period in the prior year. The increase is attributable to increased costs related to our stock-based compensation plan due to an assessment made in the current fiscal quarter that performance conditions will be achieved; higher incentive compensation costs associated with our improved performance; and, additional technology costs to support recent acquisitions. As a percentage of NSR, G&A expenses were 10.8% and 11.6% for the three months ended March 30, 2012 and March 25, 2011, respectively.

The provision for doubtful accounts decreased $0.4 million, or 100.0%, to $0.0 million for the three months ended March 30, 2012 from $0.4 million for the same period in the prior year. This decrease reflected the benefit of our continued focus on collections.

The federal and state income tax benefit was $0.6 million for the three months ended March 30, 2012 compared to a tax provision of $16.0 thousand for the same period in the prior year. The tax benefit of $0.6 million is comprised of a benefit of $0.7 million primarily related to the remeasurement of uncertain tax positions and a benefit, net of federal and state income tax expense, of $0.1 million.

Nine Months Ended March 30, 2012

Gross revenue increased $71.1 million, or 29.7%, to $310.2 million for the nine months ended March 30, 2012 from $239.2 million for the same period in the prior year. Organic activities provided $37.3 million, or 52.4%, of gross revenue growth for the nine months ended March 30, 2012, and acquisitions provided the remaining $33.8 million, or 47.6%. Approximately $5.6 million of the organic growth in gross revenue was due to the four additional business days in the nine month period compared to the same period in the prior year. Excluding the effects of acquisitions and additional business days, gross revenue increased $31.6 million, or 44.5%, driven primarily by increased demand for our Energy and Environmental operating segment services.

NSR increased $46.8 million, or 26.7%, to $222.5 million for the nine months ended March 30, 2012 from $175.7 million for the same period in the prior year. Organic activities provided $21.2 million, or 45.2%, of NSR growth for the nine months ended March 30, 2012, and acquisitions provided the remaining $25.6 million, or 54.8%. Approximately $4.0 million of the growth in organic NSR was due to the four additional business days in the nine month period compared to the same period in the prior year. Excluding the effect of acquisitions and additional business days, our organic NSR increased $17.2 million, or 36.7%, primarily driven by increased demand in our Energy operating segment. This increased demand was primarily due to our utility clients continuing to invest in the modernization and replacement of outdated facilities.

Insurance recoverables and other income decreased $2.0 million, or 60.9%, to $1.3 million for the nine months ended March 30, 2012 from $3.3 million for the same period in the prior year.  In the first nine months of fiscal year 2011, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, were projected to be funded by the project-specific insurance policies procured by the client at project inception to cover, among other things, cost overruns. In the first nine months of fiscal year 2012, we did not experience the same level of estimated cost increases.

COS increased $37.0 million, or 25.2%, to $184.2 million for the nine months ended March 30, 2012 from $147.2 million for the same period in the prior year. Acquisitions accounted for approximately $21.8 million, or 58.8%, of the increase while organic COS increased $15.2 million, or 41.2%. Approximately $3.3 million of the growth in organic COS was due to four additional business days in the current nine month period compared to the same period in the prior year. Excluding the effects of acquisitions and additional business days, COS increased approximately $12.0 million, or 32.3%, to support the aforementioned growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 82.8% and 83.8% for the nine months ended March 30, 2012 and March 25, 2011, respectively. Consequently, NSR increased at a greater rate than COS.

G&A expenses increased $2.9 million, or 14.9%, to $22.5 million for the nine months ended March 30, 2012 from $19.6 million for the same period in the prior year. Approximately $0.5 million of the increase in G&A was due to four additional business days in the nine month period compared to the same period in the prior year. The increase is attributable to increased costs related to our stock-based compensation plan due to an assessment made in the current fiscal quarter that performance conditions will be achieved; higher incentive compensation costs associated with our improved performance; and, additional technology costs to support recent acquisitions. As a percentage of NSR, G&A expenses were 10.1% and 11.1% for the nine months ended March 30, 2012 and March 25, 2011, respectively.

The provision for doubtful accounts decreased $1.3 million, or 77.5%, to $0.4 million for the nine months ended March 30, 2012 from $1.6 million for the same period in the prior year. The decrease was primarily due to the collection of a previously reserved account balance and the benefit of our continued focus on collections.

Depreciation and amortization expense increased $0.5 million, or 15.5%, to $4.0 million for the nine months ended March 30, 2012 from $3.5 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on intangible assets acquired after March 2011.

Arena Towers litigation accrual expenses decreased $11.1 million for the nine months ended March 30, 2012 as compared to June 30, 2011. A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011 resulting in an $11.2 million reversal of the previously recorded expense in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

The federal and state income tax benefit was $4.1 million for the nine months ended March 30, 2012 compared to a tax provision of $0.7 million for the same period in the prior year. The tax benefit of $4.1 million is comprised of a benefit of $4.2 million primarily related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance due to the acquisition of Payne, net of federal and state income tax expense, of $1.1 million. The reduction in tax expense of $4.2 million related to the uncertain tax position was primarily the result of a settlement with the IRS for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in taxes and interest.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and nine months ended March 30, 2012 and March 25, 2011:

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.2	0.1	0.2
Insurance recoverables and other income	0.7	0.7	0.6	1.9
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	83.7	84.7	82.8	83.8
General and administrative expenses	10.8	11.6	10.1	11.1
Provision for doubtful accounts	—	0.8	0.2	1.0
Depreciation and amortization	1.6	1.8	1.8	2.0
Arena Towers litigation expense (reversal)	—	—	(5.0)	—
Total operating costs and expenses	96.1	98.9	89.9	97.9
Operating income	4.7	2.0	10.8	4.2
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Income from operations before taxes and equity in earnings	4.4	1.7	10.5	3.9
Federal and state income tax benefit (provision)	0.8	—	1.8	(0.4)
Income from operations before equity in earnings	5.2	1.7	12.3	3.5
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	0.1	—
Net income	5.2	1.7	12.4	3.5
Net loss applicable to noncontrolling interest	—	—	0.1	—
Net income applicable to TRC Companies, Inc.	5.2	1.7	12.5	3.5
Accretion charges on preferred stock	—	—	—	(4.1)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	5.2%	1.7%	12.5%	(0.6)%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 30,	March 25,	Change		March 30,	March 25,	Change
	2012	2011	$	%	2012	2011	$	%
Gross revenue	$32,700	$22,331	$10,369	46.4%	$89,614	$62,022	$27,592	44.5%
Net service revenue	$25,181	$18,031	$7,150	39.7%	$69,614	$50,769	$18,845	37.1%
Segment profit	$6,617	$4,223	$2,394	56.7%	$17,404	$11,074	$6,330	57.2%

Gross revenue increased $10.4 million, or 46.4%, and $27.6 million, or 44.5%, for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. Organic activities provided $9.4 million, or 90.4%, and $23.8 million, or 86.3%, of gross revenue growth for the three and nine months ended March 30, 2012, respectively, with acquisitions providing the remaining $1.0 million, or 9.6%, and $3.8 million or 13.7%. Excluding the effect of acquisitions, the increase in gross revenue was primarily the result of increased activity on electric transmission and distribution projects driven by our utility clients continuing to increase investments in the modernization and replacement of outdated facilities, the expansion of our geographic presence and, to a lesser extent, four additional business days in the current nine month period compared to the same period in the prior year.

NSR increased $7.2 million, or 39.7%, and $18.8 million, or 37.1%, for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. Organic activities provided $6.5 million, or 91.0%, and $16.0 million, or 84.9%, of NSR growth for the three and nine months ended March 30, 2012, respectively, with acquisitions providing the remaining $0.7 million, or 9.0%, and $2.8 million, or 15.1%. The NSR growth was primarily the result of the factors driving gross revenue growth, as noted above.

The Energy operating segment's profit increased $2.4 million, or 56.7%, and $6.3 million, or 57.2%, for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. Organic activities provided $2.2 million, or 93.7%, and $5.5 million, or 86.7%, of operating segment profit growth for the three and nine months ended March 30, 2012, respectively, with acquisitions providing the remaining $0.2 million, or 6.3%, and $0.8 million, or 13.3%. The increase in the Energy operating segment's organic profit for the three and nine months ended March 30, 2012 was primarily related to the above-mentioned increase in NSR. As a percentage of NSR, the Energy operating segment's profit increased to 26.3% from 23.4% and to 25.0% from 21.8% for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year.

Environmental Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 30,	March 25,	Change		March 30,	March 25,	Change
	2012	2011	$	%	2012	2011	$	%
Gross revenue	$54,337	$42,416	$11,921	28.1%	$175,992	$135,124	$40,868	30.2%
Net service revenue	$38,877	$29,858	$9,019	30.2%	$117,375	$92,697	$24,678	26.6%
Segment profit	$7,837	$4,339	$3,498	80.6%	$23,938	$19,608	$4,330	22.1%

Gross revenue increased $11.9 million, or 28.1%, and $40.9 million, or 30.2%, for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. Organic activities provided $1.4 million, or 11.8%, and $11.8 million, or 28.7%, of gross revenue growth for the three and nine months ended March 30, 2012, respectively, with acquisitions providing the remaining $10.5 million, or 88.2%, and $29.1 million, or 71.3%. Excluding the effect of acquisitions, the growth was primarily driven by the slight increase in demand for our environmental services bolstered by the mild winter.

NSR increased $9.0 million, or 30.2%, and $24.7 million, or 26.6%, for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. Acquisitions provided $7.7 million, or 86.0%, and $21.9 million, or 88.8%, of NSR growth for the three and nine months ended March 30, 2012, respectively. Organic NSR increased $1.3 million, or 14.0% for the three months ended March 30, 2012 primarily due to steady demand for our environmental services which was bolstered by the mild winter. Organic activities increased $2.8 million, or 11.2%, for the nine months ended March 30, 2012, primarily due to four additional business days in the current nine month period compared to the same period in the prior year.

The Environmental operating segment's profit increased $3.5 million, or 80.6%, and $4.3 million, or 22.1%, for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. Acquisitions provided $1.3 million, or 36.0%, and $2.7 million or 62.5%, of operating segment profit growth for the three and nine months ended March 30, 2012, respectively. Organic operating segment profit increased $2.2 million or 64.0%, and $1.6 million, or 37.5%, for the three and nine months ended March 30, 2012, respectively. The increase in the Environmental operating segment's organic profit for the three months ended March 30, 2012 was primarily due to additional NSR, as described above, and lower incentive compensation costs compared to the same period in the prior year. The increase in the Environmental operating segment's organic profit for the nine months ended March 30, 2012 was primarily due to additional NSR as previously discussed. As a percentage of NSR, the Environmental operating segment's profit increased to 20.2% from 14.5% and decreased to 20.4% from 21.2% for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 30,	March 25,	Change		March 30,	March 25,	Change
	2012	2011	$	%	2012	2011	$	%
Gross revenue	$13,346	$11,760	$1,586	13.5%	$42,647	$41,031	$1,616	3.9%
Net service revenue	$10,143	$9,402	$741	7.9%	$32,679	$30,430	$2,249	7.4%
Segment profit	$1,598	$1,017	$581	57.1%	$5,981	$3,819	$2,162	56.6%

Gross revenue increased $1.6 million, or 13.5%, and $1.6 million or 3.9%, for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. The increase in gross revenue for the Infrastructure operating segment for the three months ended March 30, 2012 was primarily due to increased demand resulting from the unusually mild winter. The increase in gross revenue during the nine months ended March 30, 2012 was primarily due to increased demand for construction inspection services and four additional business days compared to the same period in the prior year.

NSR increased $0.7 million, or 7.9%, and $2.2 million or 7.4%, for the three and nine months ended March 30, 2012 compared to the same periods of the prior year. For the three months ended March 30, 2012, the increase in NSR was primarily due to increased demand resulting from the unusually mild winter. For the nine months ended March 30, 2012, NSR grew at a higher rate than gross revenue primarily due to increased self-performed construction inspection work and reduced work on civil engineering projects which required higher levels of subcontractor services.

The Infrastructure operating segment's profit increased $0.6 million, or 57.1%, and $2.2 million, or 56.6%, for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. As a percentage of NSR, the Infrastructure operating segment's profit increased to 15.8% from 10.8% and 18.3% from 12.6% for the three and nine months ended March 30, 2012, respectively, compared to the same periods of the prior year. The stronger profit performance was due to improved project execution, the previously noted lower reliance on subcontractor services, and further improvements to our cost structure.

Impact of Inflation

Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund our operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to service debt. We believe that existing cash resources, cash forecasted to be generated from operations, and availability under our credit facility are adequate to meet our requirements for the duration of the credit facility and the foreseeable future.

Cash flows provided by operating activities were $10.8 million for the nine months ended March 30, 2012, compared to $6.3 million of cash provided for the same period of the prior year. Cash used in operating assets and liabilities for the nine months ended March 30, 2012 totaled $34.0 million and primarily consisted of the following: (1) a $12.6 million decrease in other accrued liabilities, primarily the result of our payment of the Arena Towers litigation judgment; (2) a $10.7 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; and (3) a $4.9 million decrease in income taxes payable primarily due to a reduction in tax expense related to the uncertain tax position as a result of reaching a settlement with the IRS for fiscal years 2003 through 2008.

Cash used in operating assets and liabilities for the nine months ended March 30, 2012 was offset by cash provided by operating assets and liabilities totaling $21.2 million consisting primarily of the following: (1) an $8.0 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $7.2 million increase in accrued compensation and benefits; and (3) a $3.6 million decrease in environmental remediation insurance recoverables. In addition, non-cash items for the nine months ended March 30, 2012 resulted in net income of $4.1 million related primarily to $11.1 million of income recorded on the reversal of the Arena Towers litigation expense in the current fiscal year which was partially offset by the following: (1) $4.5 million for stock-based compensation expense; (2) and, $4.0 million for depreciation and amortization.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding (“DSO”), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 81 days as of March 30, 2012 from 85 days as of June 30, 2011. Our goal is to maintain DSO at less than 85 days.

Cash used in investing activities was approximately $8.9 million for the nine months ended March 30, 2012, compared to $7.5 million used in the same period of the prior year. Cash used consisted primarily of (1) $6.5 million for property and equipment; (2) $3.5 million of net cash paid for acquisitions; and (3) $0.9 million for earnout and net working capital payments related to prior acquisitions, which were partially offset by $1.6 million from restricted investments and $0.3 million of proceeds from the sale of land.

Cash provided by financing activities was approximately $0.5 million for the nine months ended March 30, 2012, compared to cash used of $1.3 million for the same period of the prior year. Cash provided consisted of $4.4 million of short-term financing related to fiscal year 2012 insurance premiums and the financing of a three year software licensing agreement, offset by $3.1 million for payments made on long-term debt and $0.8 million used to pay tax withholding obligations on behalf of employees related to restricted stock vesting.

Long-Term Debt

Revolving Credit Facility

We and substantially all of our subsidiaries, (the “Borrower”), have entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance (“Wells Fargo”). The Credit Agreement, as amended, most recently as of February 28, 2012, provides the Borrower with a senior revolving credit facility of up to $65.0 million (which includes an uncommitted $15.0 million syndication reserve) based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2014. Any amounts outstanding under the Credit Agreement bear interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement, we must maintain average monthly backlog of $190.0 million and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. A fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, is less than $20.0 million, or at any point during the most recent fiscal quarter, is less than $15.0 million. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of $3.0 million, $6.0 million, $10.0 million and $12.5 million, for the three months ended September 30, 2011, the six months ended December 31, 2011, the nine months ended March 31, 2012 and the twelve months ended June 30, 2012, respectively, and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The Credit Agreement limits the maximum annual capital expenditures to $7.5 million for fiscal year 2012 and $8.5 million for fiscal year 2013. We can issue up to $15.0 million in letters of credit under the Credit Agreement. We were in compliance with these financial covenants at March 30, 2012 as shown below.

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to operating income for the trailing nine months ended March 30, 2012 (in thousands):

March 30, 2012
Operating income	$23,949
Depreciation and amortization	4,027
Consolidated Adjusted EBITDA under the Credit Agreement	$27,976

The actual results as compared to the covenant requirements under the Credit Agreement as of March 30, 2012 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 9 months	$27,976	Must Exceed	$10,000
Average Monthly Backlog	Trailing 3 months	$383,946	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2012	$6,481	Not to Exceed	$7,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1.00 to 1.00

(1)
As of March 30, 2012, the minimum fixed charge coverage ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million and, at no point during the most recent fiscal quarter, was less than $15.0 million.

As of March 30, 2012 and June 30, 2011, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4.2 million and $3.8 million as of March 30, 2012 and June 30, 2011, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $45.9 million and $35.0 million as of March 30, 2012 and June 30, 2011, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $41.6 million and $31.2 million as of March 30, 2012 and June 30, 2011, respectively.

Federal Partners Note Payable
On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P. (“Federal Partners”), a stockholder of ours, pursuant to which we borrowed $5.0 million. The loan bore interest at a fixed rate of 9.0% per annum. The loan was amended on June 1, 2009 in connection with the preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. Federal Partners was an investor in our preferred stock offering. As of March 30, 2012, the balance outstanding under this loan was $5.0 million. We repaid this loan in full on April 11, 2012.

CAH Note Payable
In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, we entered into a modification of the credit agreement with the lender that (i) reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million made upon consummation of the modification followed by a second principal payment of $0.25 million made on December 1, 2010 and (ii) extended the maturity date of the loan from January 31, 2010 until April 1, 2011. We have entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in November 2011, which extended the maturity date until October 1, 2013. As of March 30, 2012, the balance outstanding under this loan was $2.4 million.

AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc. we entered into a two-year subordinated promissory note with the seller pursuant to which we agreed to pay $0.9 million. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $450 thousand on each of the first and second anniversaries of the note. As of March 30, 2012, the balance outstanding under this loan was $0.45 million.

Other
In March 2012, we financed $2.2 million for a three year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of March 30, 2012, the balance outstanding under this agreement was $2.0 million.
In July 2011, we financed $2.4 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.34%. As of March 30, 2012, the balance has been repaid.

Arena Towers Litigation
A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011 resulting in an $11.2 million reversal of the previously recorded expense in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We currently do not utilize derivative financial instruments. While we currently do not have any borrowings outstanding under our credit agreement, to the extent we have borrowings, we would be exposed to interest rate risk under that agreement. Our credit facility provides for borrowings bearing interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month EBITDA.

Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the facility's maturity date. As amended, the facility matures on July 17, 2014, or earlier at our discretion, upon payment in full of loans and other obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended March 30, 2012 that has significantly affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 14 under Part I, Item 1, Financial Information.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. Section 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

May 9, 2012	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)