Form 10-K
period 2012-06-30
TRC COMPANIES INC /DE/
filed 2012-09-12
CIK 103096

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2012
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.
The aggregate market value of the registrant's common stock held by non-affiliates on December 30, 2011 was approximately $87,800,000.
On August 15, 2012, there were 28,272,174 shares of common stock of the registrant outstanding.

Use these links to rapidly review the document

PART IV

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of shareholders to be held on December 5, 2012 are incorporated by reference in Part III hereof.

Use these links to rapidly review the document

PART IV

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2012

Forward-Looking Statements
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us), contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the markets in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," or variations of such wording, and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including growth, trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report. Such risks, uncertainties and assumptions are difficult to predict and beyond our control and may cause actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q, and 8-K should be consulted.
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
Financial Highlights
We reported net income (loss) applicable to our common shareholders of $33.6 million, $(16.6) million and $(22.9) million for fiscal years ended June 30, 2012, 2011 and 2010, respectively. The net income applicable to our common shareholders reported for fiscal year 2012 was impacted favorably by an $11.1 million net reversal of the previously recorded Arena Towers litigation expense, as well as a $3.9 million net federal and state income tax benefit primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008.  During fiscal year 2011, we incurred a $17.3 million charge relating to the Arena Towers litigation expense and $7.3 million of accretion charges related to preferred stock. The net loss applicable to our common shareholders for fiscal year 2010 included $20.2 million for a goodwill impairment charge and $6.4 million of accretion charges related to preferred stock which were partially offset by a net tax benefit of $4.2 million and a $1.7 million gain on extinguishment of debt. We generated cash from operations of $19.4 million, $12.5 million and $11.1 million in fiscal years 2012, 2011 and 2010, respectively.

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
In support of our clients and shareholders, we maintain our focus on technical excellence in all areas of the project cycle including bidding, safe execution, performance, quality, and collections.
Our objectives for fiscal year 2013 are:

•
Continue profitable growth in our operating segments.  Fiscal year 2012 was the second full year of our transition to a nationally focused model for each operating segment and each of our three operating segments now operates on a national platform. Our profitable growth objectives incorporate elements of geographic expansion, service expansion, and strategic market development. The service expansion element is an area where we believe our program management and engineer, procure, construct services can be extended throughout the power industry to address upcoming capital programs in the market such as air pollution control projects. Service expansion will also be focused on development of differentiated or higher value-added capabilities particularly where our strategic market development effort has targeted new or emerging markets such as that served by our RE Power® program. Our national operating platform is linked to our corporate sales and marketing organization, providing information exchange on project opportunities and execution, regulatory trends, and market feedback to facilitate better communication and service delivery to our clients.

•
Continue focus on improvement of operating margins and increase positive operating cash flow.  We will continue our disciplined focus on efficiency and effectiveness by controlling and reducing operating costs. In the past several years, we have taken steps to consolidate and reduce our general and administrative expenses as a percentage of revenues as well as improve our project margins through increased productivity and more efficient execution. This has created a foundation for maintaining or exceeding our current levels of operating margins in the midst of adverse economic conditions. In fiscal year 2013, project margins in our largest operating segment, the environmental operating segment, will be a primary focus.

•
Attract and retain top talent.  We continue to add top performers to expand our expertise and depth. Our objective is to maintain a workplace where top performers in our industry will be challenged by meaningful projects, rewarded for successful performance, and motivated to develop their entrepreneurial and project management skills for the benefit of the entire Company. Our recent acquisitions of the Environmental Business Unit of RMT, Inc. ("RMT-EBU"), a subsidiary of Alliant Energy, and The Payne Firm, Inc. ("Payne") have added over 200 professional and support staff, expanding our resource base, technical expertise and market services. Our plan is to expand our employee base by acquisitions and targeted hiring to achieve profitable growth objectives.

Services
Our services are focused on three operating segments: Energy, Environmental, and Infrastructure.
In the course of performing our work we routinely subcontract services. Generally these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue ("NSR"), which is gross revenue less subcontractor costs and other direct reimbursable charges, and our discussion and analysis of financial condition and results of operations uses NSR as a primary point of reference.
Energy
The Energy operating segment is strategically positioned to serve key areas within the energy market which is currently investing in modernization, expansion, enhancement and replacement of outdated facilities. Currently within the United States, 70% of transmission lines and larger transformers are 25 years or older, and 60% of circuit breakers are more than 30 years old according to the Department of Energy. According to the Edison Electric Institute, transmission line capital expenditures are forecast to exceed $12 billion annually. The country has recently seen shifts in public policy intended to stimulate energy development, to develop a smarter and more robust power grid, to improve the distribution of electricity, and to better manage end-user demand. TRC is one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to deliver new and existing energy sources to consumers. This market, like all other markets dependent upon large capital investment, is influenced by cost and access to capital. Access to private sources of credit and capital was somewhat constrained through calendar year 2010, but beginning in 2011 we have observed a more favorable capital investment environment for many of the customers we serve. The American Recovery and Reinvestment Act of 2009 ("ARRA" or "stimulus bill"), targeted, among other investments, those specific areas in which we concentrate our Energy service offerings: energy efficiency, renewable generation, and transmission and distribution. While we believe ARRA may have helped bridge the gap observed in 2010, the credit markets for new energy-related capital projects must be carefully monitored in coming years to maintain confidence in the health of these markets.
Our energy service offerings have evolved over the past decade to include support in the licensing and engineering design of new sources of power generation and electrical transmission and distribution system upgrades. Approximately 30% of our total employee base is dedicated to providing energy services to our customers. As major investor owned utilities continue to consolidate and downsize their engineering and environmental staffs, we expect to continue to see long-term growth in these service areas. In addition, we expect to see continued expansion of our energy efficiency and demand management business.
Key markets for our Energy operating segment are:

•
Energy Efficiency.  An integral part of the nation's energy plan will consist of more effectively managing our use of finite resources through efficiency, conservation, load management and shifting to renewable energy sources.

We develop and manage state supported energy efficiency programs in New York, New Hampshire, Maine, California and New Jersey that reduce energy use and cost-effectively manage demand. We provide comprehensive services including program design, program management, quality control, engineering, and financial tracking and reporting. In addition to our statewide programs, we also design and manage portfolio energy efficiency programs including a broad range of services from program management to engineering, quality control and construction inspection for a spectrum of end users including commercial office buildings, hospitality chains, educational facilities, residential complexes and military installations.
We are also actively focused on the relationship of energy conservation measures to the reduction in carbon footprints, and we are assisting a number of utilities in "greening" their operations against quantifiable objectives.

•
Electric Transmission.  Investment in electric transmission and distribution infrastructure represents one of the largest financial commitments facing utilities over the upcoming decade. The age of the transmission and distribution network, combined with continuing electric load growth and the deployment of renewable generating sources has resulted in heightened concern over the reliability and efficiency of the nation's transmission grid.

We are one of the leading engineering and environmental licensing service providers supporting the extensive upgrade underway to the nation's electric transmission grid. We provide full scope engineering design, material procurement and construction management services. We also provide essential operations and management support to utilities as the trend towards outsourcing engineering functions continues. Our ability to provide integrated energy and environmental services has proven to be a key factor to our success in obtaining these projects.
Environmental
The Environmental operating segment represents our largest operating segment. We are a national market leader in the areas of air quality modeling, air emissions testing and monitoring, cultural and natural resource management, permitting of energy facilities and remediation of contaminated sites.
The demand for environmental services originally arose in response to the significant environmental legislation of the 1970's. While regulatory compliance has been a significant market driver since that time, mergers and acquisitions and real estate development have created economic drivers as well. We have served those markets on many fronts including support of property owners and operators on a wide range of issues, including support to buyers and sellers in the pre-acquisition due diligence and asset valuation process.
The markets for our environmental services are dynamic and include:

•
Investigation, Remediation, and Compliance of Contaminated Sites.  The number of contaminated properties across the United States remains significant. These sites could be economically-driven "brownfield" sites or sites with regulatory-driven activity under laws such as Superfund. The large number of sites combined with the emergence of economically distressed assets into the market provides a strong impetus for assessing and resolving environmentally impaired real estate assets.

•
Natural Gas Related Energy Strategies.  Natural gas is becoming a preferred fuel source for domestic energy initiatives. While investment in development of new supplies, transmission pipelines and storage facilities is a function of price and economic conditions, we believe it will become increasingly important in the domestic energy mix. The development of domestic shale reserves in particular should increase demand for environmental activities associated with the permitting, production, transportation, and consumption of natural gas, natural gas liquids and oil. As an example, we continue to be an industry leader in serving this market based upon our staff experience which includes Federal Energy Regulatory Commission ("FERC") licensing; federal and state media specific environmental permitting; electrical supply interconnection engineering; and construction management and oversight for natural gas transmission. With one of the most experienced national teams of environmental scientists, we have been responsible for the licensing and construction oversight of several of the largest multi-state gas transmission pipeline projects in development. We are also providing a range of services to midstream companies in the development of shale resource-based oil, liquids, and natural gas projects. We are also currently providing services for the permitting of both land-based and offshore Liquefied Natural Gas ("LNG") terminals.

•
Power and Generation Source Licensing and Permitting.  The demand for licensing services and electrical interconnection for new electrical generation sources continues to increase due to several strong market factors. In load congested areas such as the Mid-Atlantic, Northeast, and California, utilities are pursuing development of new sources of electrical supply. Recognizing the importance of fuel diversity, fossil fuel plant development is focusing on the now more abundant supply of natural gas. It is expected that electricity generated from coal will be reduced with natural gas and renewable energy capturing this lost share.

The U.S. Energy Information Administration estimated that 20% of U.S. coal-fired power plants could ultimately be retired under new Environmental Protection Agency ("EPA") rules. These EPA rules cover coal combustion residuals, greenhouse gas emissions and cooling water intake as well as levels of air pollution emissions of nitrous oxide, sulfur dioxide and mercury. These regulatory drivers, in conjunction with the economic attractiveness of natural gas, could help support a wave of future projects associated with power generation licensing, plant fuel supply, and power transmission and distribution.
Over half of the States are implementing renewable portfolio standards, and we are providing licensing and engineering support to a number of wind and solar power projects. The renewable market will be impacted by the scheduled expiration of federal development incentives in the short term, but there is still market activity supported by on-going state initiatives.
We have provided due diligence and best management practices consulting support with respect to energy assets to a number of leading financial institutions, equity firms and diversified energy companies.

•
Air Quality Legislation.  Recent EPA rule-making has led to a series of new maximum achievable control technology ("MACT") standards and new source performance standards ("NSPS") for a range of industries and emission sources including utility power generation, commercial and industrial boilers, solid waste incinerators, diesel engines, petroleum refineries, cement kilns, iron and steel foundries, gold mining operations, polyvinyl chloride production, and others. These new regulations require air quality emission assessments, permitting evaluations, installation of new control technologies, performance demonstration testing and long-term monitoring.  Additionally, new national ambient air quality standards ("NAAQS") are requiring substantial increases in client services for air quality modeling, and air quality monitoring and consulting to meet those stricter standards. Our long-term market leadership in integrated air quality permitting, modeling and measurement has us well-positioned to meet our client's evolving needs in these areas.

•
Solid Waste Management. We offer a full spectrum of solid waste and landfill management services including, siting and permitting, site investigations, planning, alternatives analysis, design, construction, operation, closure and post-closure. According to the EPA, the United States generates approximately 250 million tons of solid waste annually, and all current facilities have finite capacity. We will be leveraging existing professional expertise with our acquisition of RMT-EBU to continue expansion into this market in fiscal year 2013.

•
Transaction Support.  Our ability to evaluate environmental and regulatory risk in real property and business transfers continues to be one of our core strengths. We support public and private equity investors, financial institutions, regulatory agencies, and property owners with due diligence and compliance counseling services as properties and businesses change ownership.

•
Environmental, Health and Safety ("EHS") Regulatory Compliance.  Industrial and commercial projects must comply with regulations covering, among other things, air quality, water quality, solid and hazardous waste requirements, land use, wildlife, wetlands, cultural resources, natural resource conservation, and health and safety. Many of these requirements are independent of economic circumstances.

•
Strategic EHS Management. Optimizing the environmental and health and safety management programs for industrial clients, particularly those with multiple locations, is an area of focus. Through a comprehensive approach to addressing EHS matters, we assist our clients in realizing improved business performance from the sharing of best practices across facilities; developing standardized procedures and expectations of individual facilities; designing and implementing auditing programs; and leveraging the points of interconnection between the various EHS requirements.

•
Sustainability Advisory Services. As a strategic adviser on sustainability matters, we work with our clients to customize sustainability solutions to meet their business objectives. Our services include: sustainability strategy development; public report design, development, and validation (Global Reporting Initiative, Carbon disclosure project); life cycle inventory analysis; carbon/greenhouse gas management strategies and reporting; eco-efficiency audits, inventories, and strategies; stakeholder mapping and engagement strategies; pollution prevention/waste minimization and beneficial reuse.

•
Infrastructure Modernization.  Modernizing our national transportation and energy delivery systems continues to be a focus of both the public and the private sectors. Investment in these areas will require the assessment of related environmental impacts and the permitting to allow such development.

•
Climate Change.  The market for climate change related services is being driven domestically from many fronts, most of which are not regulatory in nature. We have seen demand for services emerge in the areas of carbon emission assessment and verification, renewable energy development, business process optimization, and public and private sector programs which are designed around energy conservation and other green initiatives. We believe our expertise in air modeling and measurement, renewable energy project licensing, project environmental impact assessment and project engineering, as well as program design and management, provides us an advantage in this market.

Opportunities exist in the following areas:

•	Control technology requirements under the Clean Air Act, e.g., the Best Available Retrofit Technology requirements for certain air emission sources.

•	Continued litigation over a variety of air issues such as facility compliance and operations, discharge enforcement and toxic tort claims.

•	Indoor environmental exposure items such as PCBs, asbestos, and microbial (mold).
The primary demand for environmental assessment and remediation services is driven by the regulatory obligations of our clients at operating facilities and by the real estate transfer and redevelopment process. The trend is for companies to adopt newer, more aggressive environmental management strategies as part of evolving corporate philosophies embracing sustainability and environmental accountability. These strategies require voluntary, accelerated assessment and remediation to lower costs and to improve environmental conditions which meet increased societal and stakeholder demands for better stewardship. While the market for this type of service has been somewhat reinvigorated due to some positive economic trends, the need for cleanup at affected sites in support of economic redevelopment opportunities continue to lag due to the continued slow conditions in the real estate market. Opportunities to support private sector development-related cleanup projects should expand when economic conditions in the real estate and the associated transactional markets improve. We expect our assessment and remediation services market to continue to grow in support of the power generation industry as older facilities are retired or re-powered. Special services we offer are:

•
Exit Strategy®.  Our Exit Strategy program is one of the most innovative services we offer our clients. We pioneered and remain the market leader in structuring environmental risk transfers for contaminated properties. We help resolve our clients' environmental cleanup risk and uncertainty through options which include insurance-backed remediation, guaranteed fixed-price contracts, risk sharing and performance based contracting. Our services are especially applicable to situations where our clients are seeking certainty with respect to environmental remediation liabilities such as: mergers, acquisitions and divestitures; discontinued operations; asset transfers in bankruptcy and otherwise; real estate transactions involving single sites or portfolios of properties; multi-party Superfund sites; and brownfield real estate development.

•
RE Power®.  RE Power is a program where we, in conjunction with a decommissioning and demolition company, provide comprehensive dismantling, cleanup, liability transfer and asset optimization solutions to power and utility companies that elect to decommission and reposition their aging power plant assets. The goal of RE Power is to provide energy companies with a one-stop resource to gain maximum value for power plant assets at the end of their useful life. This can include safely removing plants from service through demolition and environmental cleanup, and potentially into a redevelopment phase, or preparing the existing power plant for re-powering with more economically viable fuel sources or more efficient generating equipment. In addition we offer support in project design and oversight for RE Power projects.

Infrastructure
We offer a wide variety of services to our infrastructure clients primarily related to: (1) rehabilitation of overburdened and deteriorating infrastructure systems; (2) design, construction engineering inspection and construction management associated with new infrastructure projects; and (3) management of risks related to security of public and private facilities. We have a strong geographic presence in the Northeast corridor of the United States as well as Texas, West Virginia, Tennessee, Louisiana and California. The following is a listing of the general types of infrastructure services we offer:

•
Construction Management.  We provide support to our clients in the areas of program management, project management, construction engineering and inspection, fabrication plant inspections for both concrete and steel, construction management, estimating and scheduling.

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

•
Structural Engineering and Inspections. We provide full-service structural engineering design services for bridges, embankments and certain building structures. In addition, we provide structural inspection services primarily on existing bridge structures.

•	Geotechnical and Materials Engineering. We provide full-service subsurface exploration, laboratory testing, geotechnical engineering, and seismic engineering and quality assurance testing.

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

•	Geographic Information Systems, Surveying & Mapping. We provide, among other services, data modeling, terrain analysis, shoreline management analysis, total station mapping and resource mapping.
We believe that the long-term market for our infrastructure services will be stable and driven by a Federal transportation bill extension that was signed into law in July 2012. The bill, MAP-21, authorizes over $100 billion in spending through the end of the Federal government's fiscal year ending September 30, 2014. This is the first major new legislation for transportation funding since the 2005 bill ran out in September 2009 and was subsequently extended in nine short increments to take funding through June 30, 2012. The new law provides more certainty to transportation-related programs nationwide but represents no dramatic change in policy.
Additional market drivers include population growth in certain geographic regions, continued aging and obsolescence of existing infrastructure, capacity shortfalls, and future federal stimulus funding for state and municipal projects. However, spending by both private and government clients has continued to decline in recent years, reflecting economic conditions, and these conditions have not materially improved in the current calendar year.

Clients
No single client accounted for 10% or more of our NSR during fiscal years ended 2012, 2011 and 2010.
Representative clients during the past five years include:

AES Enterprises	ExxonMobil	PSE&G
AIMCO, Inc.	Goodyear Tire and Rubber Company	Sempra Energy
Baker Hughes	Hoffman La Roche, Inc.	Spectra Energy
BNSF	Iberdrola USA	SPX Corporation
British Petroleum	J-Power	Transwestern Pipeline Company, LLC
Canadian Northern Railway	Kinder Morgan	Waste Management
Central Maine Power Company	LS Power	State Transportation/Power Authorities:
CenterPoint Energy	Lower Manhattan Development Corporation	• California
Chevron	Magellan Midstream Partners	• Massachusetts
Competitive Power Ventures	National Grid	• New Hampshire
Connecticut Resources Recovery	New York State Energy Research and	• New Jersey
Authority	Development Authority	• New York
ConocoPhillips	Nexterra	• Pennsylvania
Consolidated Edison	Northeast Utilities	• Texas
Constellation Energy	NRG	• West Virginia
Covanta	Orange County Transportation Authority	• Louisiana
Domtar	PEPCO	U.S. Government:
Dominion	PolyOne	• Environmental Protection Agency
DCP Midstream	PG&E Corporation	• Department of Defense
El Paso Electric	PPL	• Federal Aviation Administration
Entergy	Public Service of New Hampshire	• General Services Administration

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
The majority of our work comes from repeat orders from long-term clients, especially where we are one of the leading service providers in the markets we address. For example, we believe that we are one of the top providers of licensing services for large energy projects. We also believe we are the market leader in structuring of environmental risk transfers through our Exit Strategy program. By continuing to stay in front of emerging trends in our markets we believe our competitive position will remain strong.
Backlog
As of June 30, 2012, our contract backlog based on gross revenue was approximately $387 million, compared to approximately $367 million as of June 30, 2011. Our contract backlog based on net service revenue ("NSR") was approximately $235 million as of June 30, 2012, compared to approximately $230 million as of June 30, 2011. The increase in contract backlog can be most directly attributed to increased activity on electric transmission and distribution projects driven by our utility clients continuing to increase investments in the modernization and replacement of outdated facilities. Approximately 60% of backlog is typically completed in one year. In addition to this contract backlog, we hold open-order contracts from various clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at June 30, 2012 and 2011:

	Gross Revenue Backlog		NSR Backlog
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in millions)		(in millions)
Energy	$79	$59	$60	$40
Environmental	239	229	131	138
Infrastructure	69	79	44	52
	$387	$367	$235	$230
Employees
As of June 30, 2012, we had approximately 2,600 full- and part-time employees. Approximately 90% of these employees are engaged in performing professional services for clients. Many of these employees have advanced degrees. Our professional staff includes program managers, project managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. We consider the relationships with our employees to be favorable.
Contracts with the United States Government and Agencies of State and Local Governments
We have contracts with agencies of the United States government and various state agencies that are subject to examination and renegotiation. We believe that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact our business, financial condition, results of operations or cash flows.
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
We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur in performing the work, and, consequently, we are exposed to a number of risks. These risks include: underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays, price increases for materials, poor project management or quality problems, and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values, and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Accounting for a fixed-price contract requires judgments relative to assessing the contract's estimated risks, revenue and estimated costs as well as technical issues. The uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates, or estimates to change, resulting in reductions or reversals of previously recorded revenue and profit. Such differences could be material.
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
Exit Strategy projects typically involve complex multi-year environmental remediation which must be approved by regulators both as to remedial approach as well as the achievement of the final result. Exit Strategy projects were typically funded by a deposit by the client of most of the contract price into a restricted account with an insurer as well as an insurance layer to cover costs above the restricted account up to a monetary policy limit. The policies were also limited to a fixed term of years. To the extent the costs to complete a project exceed the amount in the restricted account or policy limit or the project is not completed within the policy term, we could incur an uncovered loss on such a project.
If we miss a required performance standard, fail to timely complete, or otherwise fail to adequately perform on a project, we may incur a loss on that project, which may reduce or eliminate our overall profitability.
 We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel and resources needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, changes in the project scope of services requested by clients, or labor or other disruptions. In some cases, should we fail to meet the required schedule or performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates or, in some cases, cause a loss, which may reduce or eliminate our overall profitability.
Subcontractor performance and pricing could expose us to loss of reputation and additional financial or performance obligations that could result in reduced profits or losses.
We often hire subcontractors for our projects. The success of these projects depends, in varying degrees, on the satisfactory performance of our subcontractors and our ability to successfully manage subcontractor costs and pass them through to our customers. If our subcontractors do not meet their obligations or we are unable to manage or pass through costs, we may be unable to profitably perform and deliver our contracted services. Under these circumstances we may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services. In the past, these additional obligations have resulted in reduced profits or, in some cases, significant losses for us with respect to certain projects. In addition, the inability of our subcontractors to adequately perform or our inability to manage subcontractor costs on certain projects could hurt our competitive reputation and ability to obtain future projects.
We incurred significant losses in fiscal years 2011 and 2010, and may incur such losses in the future. If we incur significant losses or are unable to generate sufficient working capital from our operations or our revolving credit facility, we may have to seek additional external financing.
As reflected in our consolidated financial statements, in fiscal year 2012 we reported net income applicable to our common shareholders of $33.6 million, but in fiscal years 2011 and 2010 we reported net losses of $(16.6) million and $(22.9) million, respectively. Major factors in those losses were the Arena Towers litigation expense incurred in fiscal year 2011 and non-cash goodwill and intangible asset impairment charges in fiscal year 2010. In addition we recorded significant non-cash preferred stock accretion charges in fiscal years 2011 and 2010. Operating performance has, however, improved, and we are continuing to take actions to maintain and increase profitability. Nevertheless, if we are unable to maintain operating performance we may incur additional losses. We depend on our core businesses to generate profits and cash flow to fund our working capital growth.
We finance our operations through cash generated by operating activities and borrowings under our revolving credit facility with Wells Fargo Capital Finance. While we have rarely used the credit facility since the $15.5 million preferred stock offering in fiscal year 2010, we are dependent on the revolving credit facility for any short term liquidity needs when available cash and cash equivalents and cash provided by operations are not adequate to support working capital requirements. The credit facility contains covenants which, among other things, require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization as defined in the credit agreement ("EBITDA"), maintain a minimum fixed charge coverage ratio, maintain a minimum level of backlog, and limit capital expenditures.
If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.
Goodwill was approximately $24.9 million as of June 30, 2012. We also had other identifiable intangible assets of $5.0 million, net of accumulated amortization, as of June 30, 2012. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We recorded goodwill and intangible asset impairment charges of $20.2 million in fiscal year 2010. A decline in the estimated future cash flows of our reporting units, declines in market multiples of comparable companies and other factors could result in additional impairments of goodwill or other assets which would negatively impact our earnings or result in a net loss.
We are and will continue to be involved in litigation. Legal defense and settlement expenses can have a material adverse impact on our operating results.
We have been, and likely will be, named as a defendant in legal actions claiming damages and other relief in connection with engineering and construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims, contractual disputes, professional liability, or claims for personal injury or property damage. We have substantial deductibles on several of our insurance policies, and not all claims are insured. In addition, we have also incurred legal defense and settlement expenses related to prior acquisitions. Accordingly, defense costs, settlements and potential damage awards may have a material adverse effect on our business, financial condition, results of operations or cash flows in future periods.
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
Our services expose us to significant risks of liability, and it may be difficult or more costly to obtain or maintain adequate insurance coverage.
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
We obtain insurance from insurance companies to cover a portion of our potential risks and liabilities subject to specified policy limits, deductibles or coinsurance. It is possible that we may not be able to obtain adequate insurance to meet our needs or may have to pay an excessive amount for the insurance coverage we want. In addition, we may not be able to acquire any insurance for certain types of business risks. Almost all of the cost cap and related insurance purchased by Exit Strategy clients has been underwritten by Chartis. The Exit Strategy related policies all tend to be long term; many are ten years or more. Some policies also serve to satisfy state and federal financial assurance requirements for certain projects, and without these policies, alternative financial assurance arrangements for these projects would need to be arranged. Additionally, most of our Exit Strategy projects require us to perform the work in the event insurance limits are exhausted, directly exposing us to financial risks.
We are self-insured or carry deductibles for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.
 We are self-insured or carry deductibles for a significant portion of our claims exposure. Because of these deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. As a result, our insurance and claims expense could increase in the future. Under certain conditions, we may elect or be required to increase our self-insured or deductible amounts, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected.
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
Our contract backlog based on NSR as of June 30, 2012 was approximately $235.0 million. We cannot guarantee that the NSR projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future revenue or earnings.
Acquisitions, joint ventures and strategic alliances may have an adverse effect on our business.
We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy; that we don't realize a satisfactory return on our investment; that we experience difficulty integrating new employees, business systems, technology, and cultures; or that management's attention is diverted from our other businesses. It may take longer than expected to realize the full benefits of acquisitions, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events could harm our operating results or financial condition.
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

The current uncertain state of the domestic economy and the possibility that economic conditions could continue to be uncertain or deteriorate may affect businesses such as ours in a number of ways. While management cannot directly measure it or predict it, variability in the economy and any corollary impact on the availability of credit could affect the ability of our customers and vendors to obtain financing for significant purchases and operations and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows.
General worldwide economic conditions have experienced a downturn resulting in adverse business conditions. These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and these conditions have also made it difficult for us to estimate the short-term and long-term impacts on our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate deteriorate from the level experienced in fiscal year 2012, our business, financial condition and results of operations may be materially and adversely affected.

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
We have increased our contract activity with the federal, state and local governments in recent years and are materially dependent on such contracts. We estimate that contracts with agencies of the United States government and various state and local governments represented approximately 23% of our NSR in fiscal year 2012. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds as well as changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us. We cannot control whether those clients will fund or continue funding our outstanding projects.
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
 Our government contracts are subject to audit. These audits may result in the determination that certain costs claimed as reimbursable are not allowable or have not been properly allocated to government contracts according to government regulations. We are subject to audits for several years after payment for services has been received. Based on these audits, government entities may adjust or seek reimbursement for previously paid amounts. None of the audits performed to date on our government contracts have resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our business, financial condition, results of operations or cash flows.
Reductions in state and local government budgets could negatively impact their capital spending and adversely affect our business, financial condition and results of operations.
Several of our state and local government clients are currently facing budget deficits, resulting in smaller budgets and reduced capital spending. Our state and local government clients may continue to face budget deficits that prohibit them from funding new or existing projects. In addition, existing and potential clients may either postpone entering into new contracts or request price concessions. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients that may occur, our operating results would be adversely affected. Accordingly, these factors affect our ability to accurately forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Other Risks
Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.
  To prepare financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a fixed-price contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Changes in those cost estimates can reduce or increase the percentage of the revenue recognized at any point in time.
Areas requiring significant estimates by our management include:

•	The application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

•	Provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others;

•	Provisions for income taxes and uncertain tax positions;

•	Value of goodwill and recoverability of other intangible assets;

•	Valuations of assets acquired and liabilities assumed in connection with business combinations;

•	Estimated earnout payments due in connection with business combinations;

•	Valuation of self insured reserves;

•	Valuation of stock-based compensation expense; and

•	Accruals for estimated liabilities, including litigation and insurance reserves.
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
Safety is a primary focus of our business. We often work on large-scale and complex projects, sometimes in geographically remote locations which can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. We are responsible for the safety of our employees at work, and, on occasion on certain projects, we take on expanded site safety responsibilities. If our employees or others become injured, or if we fail to implement appropriate health and safety procedures, we could be subject to claims and liability. In addition, if our overall safety performance falls below certain levels we may be foreclosed from bidding on work with certain clients.
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
We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems. As a result, any sudden failure, unavailability, disruption or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.
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
The Company's information technology systems, processes, and sites may suffer interruptions, failures, or systematic attacks by computer which may affect the Company's ability to conduct its business.
The Company's information technology systems provide critical data connectivity, information and services for internal and external users. These interactions include, but are not limited to, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business. Our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. The Company has adopted security precautions for its critical systems, including establishment of back-up data centers. However, if the Company's information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages or security breaches resulting in unauthorized access, and the Company's business continuity plans and security precautions do not effectively compensate on a timely basis, the Company may suffer interruptions in its operations or the loss of information, which could have a negative impact on our business, financial condition, results of operations or cash flows.
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
Our stock is thinly traded, and over time has experienced substantial price volatility. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many companies that have been unrelated to the operating performance of these companies. The overall market and the price characteristics of our common stock may continue to fluctuate greatly. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or attract key employees. Many of these key employees are granted stock options and restricted stock as an element of compensation, the value of which is dependent on our stock price.
Extraordinary events, including natural disasters and terrorist actions could negatively impact the economies in which we operate or disrupt our operations, which may affect our business, financial condition, results of operations or cash flows.
Extraordinary events beyond our control, such as natural and man-made disasters, as well as terrorist actions, could negatively impact us by causing the closure of offices, interrupting projects and forcing the relocation of employees. If we are not able to react quickly to these sorts of events, our operations may be affected significantly, which could have a negative impact on our business, financial condition, results of operations or cash flows.

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
Item 3.    Legal Proceedings
See Note 17—Commitments and Contingencies - Legal Matters of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.
Item 4.    Mine Safety Disclosures
Not Applicable.

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On September 3, 2011, we issued 61,387 shares of unregistered common stock with a market value of $0.3 million as consideration for the purchase of The Payne Firm, Inc. This offering was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4 (2) of the Securities Act of 1933 as amended (the "Act").
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TRR." The following table sets forth the high and low per share prices for the common stock for fiscal years 2012 and 2011 as reported on the NYSE:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$6.83	$2.95	$3.25	$2.65
Second Quarter	6.39	2.48	3.98	2.20
Third Quarter	7.20	4.27	5.14	3.45
Fourth Quarter	7.05	5.15	9.01	4.30
As of July 13, 2012, there were 271 shareholders of record, and, as of that date, we estimate there were approximately 1,987 beneficial owners holding our common stock in nominee or "street" name.
To date we have not paid any cash dividends on our common stock, and the payment of dividends in the future will be subject to financial condition, capital requirements and earnings. The terms of our credit agreement also prohibit the payment of cash dividends. Future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated.

Stock Performance Graph
Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Total Return Index and Peer Companies
The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested in our Common Stock on June 30, 2007. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2012
Data and graph provided by Zacks Investment Research, Inc. Copyright© 2012, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Year Ended June 30,
	2007	2008	2009	2010	2011	2012
TRC	$100	$27	$27	$21	$47	$45
S&P 500 Index	100	87	64	73	96	101
Peer Group	100	98	112	78	83	92
The companies included in the peer group are: Ecology & Environment, Inc.; ENGlobal Corp.; Michael Baker Corporation; Tetra Tech, Inc.; and Versar, Inc.

Item 6.    Selected Financial Data
The following table provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto contained herein.

Statements of Operations Data, for the fiscal years ended June 30,	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Gross revenue	$419,959	$333,209	$330,575	$432,517	$465,079
Less subcontractor costs and other direct reimbursable charges	118,179	87,298	100,476	177,713	196,870
Net service revenue	301,780	245,911	230,099	254,804	268,209
Interest income from contractual arrangements	295	411	596	1,859	3,944
Insurance recoverables and other income	614	(1,573)	8,844	19,539	6,123
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	246,506	202,265	203,221	227,217	241,647
General and administrative expenses	31,025	26,286	26,028	32,936	38,660
Provision for doubtful accounts	755	1,763	2,344	3,952	3,708
Depreciation and amortization (1)	5,508	4,729	8,049	7,322	8,051
Goodwill and intangible asset impairments (2)	—	—	20,249	21,438	77,267
Arena Towers litigation (reversal) expense (3)	(11,061)	17,278	1,100	—	1,417
Total operating costs and expenses	272,733	252,321	260,991	292,865	370,750
Operating income (loss)	29,956	(7,572)	(21,452)	(16,663)	(92,474)
Interest expense	(668)	(761)	(1,003)	(2,925)	(3,936)
Gain on extinguishment of debt (4)	—	—	1,716	—	—
Income (loss) from operations before taxes and equity in earnings (losses)	29,288	(8,333)	(20,739)	(19,588)	(96,410)
Federal and state income tax benefit (provision) (5)	3,930	(1,127)	4,210	(3,871)	(12,296)
Income (loss) from operations before equity in earnings (losses)	33,218	(9,460)	(16,529)	(23,459)	(108,706)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	270	30	(45)	(449)	(505)
Net income (loss)	33,488	(9,430)	(16,574)	(23,908)	(109,211)
Net loss applicable to noncontrolling interest	87	58	125	—	62
Net income (loss) applicable to TRC Companies, Inc.	33,575	(9,372)	(16,449)	(23,908)	(109,149)
Accretion charges on preferred stock (6)	—	(7,261)	(6,431)	(215)	—
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$33,575	$(16,633)	$(22,880)	$(24,123)	$(109,149)

Basic earnings (loss) per common share	$1.21	$(0.69)	$(1.17)	$(1.25)	$(5.84)
Diluted earnings (loss) per common share	$1.16	$(0.69)	$(1.17)	$(1.25)	$(5.84)

Weighted-average common shares outstanding:
Basic	27,781	24,107	19,548	19,272	18,700
Diluted	28,822	24,107	19,548	19,272	18,700

Cash dividends declared per common share	—	—	—	—	—

Balance Sheet Data at June 30:
Total assets	$275,128	$276,060	$287,795	$336,896	$397,319
Long-term debt and capital lease obligations, including current portion	5,904	9,176	9,444	12,501	39,310
Preferred stock	—	—	8,239	1,808	—
Total equity	68,048	29,672	27,953	48,623	57,671
_________________________________

(1)
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

(3)
During fiscal year 2011, the jury in the Arena Towers case returned a verdict against us in the amount of $15.4 million plus $2.9 million for pre-judgment interest. We incurred approximately $17.3 million, $1.1 million and $1.4 million of litigation reserve expenses relating to this case in fiscal years 2011,

2010 and 2008, respectively. During fiscal year 2012, we filed a post-trial motion to disregard the late fee portion of the verdict, resulting in an $11.1 million partial reversal of the previously recorded expense. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

(4)	During fiscal year 2010, we recorded a $1.7 million gain on extinguishment of debt in connection with the dissolution of Co-Energy LLC, a consolidated entity.

(5)
During fiscal year 2012, we recorded a tax benefit of $3.9 million primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008. During fiscal year 2010, we recorded a net tax benefit of $4.2 million primarily due to: (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry back an applicable net operating loss ("NOL") for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carry back our fiscal year 2008 NOL for a tax benefit of $2.8 million, which amount was collected in January 2010; and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to our examination including the impact of the NOL law change. During fiscal year 2008, we determined that it was more likely than not that our deferred tax assets would not be realized as a result of insufficient expected future taxable income or reversals of existing temporary differences and recorded a valuation allowance of $12.1 million to fully reserve for our deferred tax assets as of such date.

(6)
We incurred charges of approximately $7.3 million, $6.4 million and $0.2 million in fiscal years 2011, 2010 and 2009, respectively, related to the accretion of the beneficial conversion feature related to the preferred stock issued in June 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A. "Risk Factors" and in the section entitled "Forward-Looking Statements" on page 3.
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
The following table presents the approximate percentage of NSR by contract type:

	Fiscal Year
	2012	2011	2010
Time-and-materials	60%	60%	58%
Fixed-price	36%	36%	41%
Cost-plus	4%	4%	1%
	100%	100%	100%
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

On September 3, 2011, we acquired 100% of the stock of privately-held The Payne Firm, Inc. ("Payne") through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne has been integrated into the Company's business processes and systems as a part of our Environmental operating segment. The purchase price of approximately $4.8 million consisted of cash of $3.5 million payable at closing, 61,387 shares of our common stock valued at $0.3 million (based on the closing price of our common stock on the date of the transaction), future earnout consideration with an estimated fair value of $0.9 million, and a net working capital adjustment of $0.2 million. Goodwill of $3.9 million, and other intangible assets of $0.8 million were recorded as a result of this acquisition. The goodwill is the result of expected synergies from combining the operations of the acquired business with our operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.
On June 6, 2011, we acquired the Environmental Business Unit of RMT, Inc. ("RMT-EBU"), a subsidiary of Alliant Energy, headquartered in Madison, Wisconsin. RMT-EBU specializes in consulting, development, engineering and construction through remediation and restoration; environmental, health and safety management; air pollution control; and solid waste management. RMT-EBU consists of approximately 200 consultants and ten primary locations. RMT-EBU was integrated into our business processes and systems as a part of our Environmental operating segment. The purchase price of approximately $13.9 million consisted of cash of $13.3 million paid at closing and a working capital adjustment of $0.6 million. Goodwill of $4.2 million, all of which is expected to be tax deductible, and other intangible assets of $3.8 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after our acquisition of RMT-EBU.
On February 25, 2011, we acquired 100% of the stock of privately-held Alexander Utility Engineering, Inc. ("AUE") through a combination of cash, stock and subordinated debt. Headquartered in San Antonio, Texas, AUE is a professional engineering and design firm that specializes in providing a range of services to the electric utility marketplaces. AUE is integrated into our business processes and systems as a part of our Energy operating segment. The purchase price of approximately $2.3 million consisted of cash of $0.7 million payable at closing, a $0.9 million subordinated note, 79,787 shares of our common stock valued at $0.3 million (based on the closing price of our common stock on the date of the transaction), and future earnout consideration with an estimated fair value of $0.4 million. Goodwill of $1.8 million, none of which is expected to be tax deductible, and other intangible assets of $0.5 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after our acquisition of AUE.
Divestitures.  From time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In June 2010 we sold our 50% ownership position in Environmental Restoration, LLC, an unconsolidated affiliate formed to develop a habitat mitigation bank. We received a cash payment of $25 thousand and a $0.3 million five-year promissory note. Profit on the transaction was deferred as the buyer's initial financial commitment was insufficient to provide economic substance to the transaction. In December 2011, the debt payments received were deemed adequate to allow for the full recognition of the sale. Accordingly, we recognized the remaining deferred gain on the sale of approximately $0.3 million.

Operating Segments
We manage our business under the following three operating segments:
Energy:  The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government entities. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, renewable energy development, power generation and gas transmission.
Environmental:  The Environmental operating segment provides services to a wide range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings; air quality measurements and modeling of potential air pollution impacts; assessment and remediation of contaminated sites and buildings; solid waste management; environmental, health and safety management and sustainability advisory services; compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.
Infrastructure:  The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. Our client base is predominantly state and municipal governments, as well as select commercial developers. In addition, we provide infrastructure services on projects originating in our Energy and Environmental operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessments, design and construction management.
Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment profit. We utilize segment revenue and segment profit because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole except as discussed herein.
The following table presents the approximate percentage of our NSR by operating segment:

	Fiscal Year
	2012	2011	2010
Energy	32%	30%	26%
Environmental	53%	53%	53%
Infrastructure	15%	17%	21%
	100%	100%	100%
Business Trend Analysis
Energy:  The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $50.0 billion in the performance of this work over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level are expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are focused on growing our presence in the Texas and California markets where demand for services is the highest.
Environmental:  Although there had been signs of growth in this market following a slowdown caused by general economic conditions, market demand for environmental services continues to be sluggish. The fundamental market drivers for environmental services remain in place, including evolving regulatory developments particularly with respect to air quality and the continuing need to enhance our aging transportation and energy infrastructure. Nevertheless, recent indicators suggest that certain elements of this marketplace continue to defer action in light of current economic and political uncertainty, stalling a return to the long-term pattern of growth historically enjoyed by this operating segment. Shale gas and other energy source initiatives present important market opportunities but are linked to policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.
Infrastructure:  Demand for infrastructure services is expected to continue to be flat for fiscal year 2013 due to general economic conditions, heavy budget cuts and deficit issues and revenue shortfalls at state and municipal levels. Nevertheless, the overall construction markets are believed to be poised for growth and investment as a result of a Federal transportation bill that was recently signed into law in July 2012. The bill, MAP-21, authorizes over $100 billion in spending through the end of the Federal government's fiscal year that ends September 30, 2014. This is the first major new legislation for transportation funding since the 2005 bill ran out in September 2009 and was subsequently extended in nine short increments to take funding through June 30, 2012. In addition, U.S. macroeconomic factors such as positive gross domestic product growth, increasing population base, and improvements in the lending environment should help drive the Infrastructure business. Recent estimates indicate that approximately $2.0 trillion needs to be invested in national infrastructure alone to restore the system to a state of good repair. The long-term prospect may also be benefited by alternative funding mechanisms; potential additional economic stimulus initiatives; and the continued need to upgrade, replace or repair aging transportation infrastructure.
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
We have entered into fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price was deposited by the client into a restricted account with an insurer. The funds in the restricted account are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity United States Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the consolidated statements of operations. On certain Exit Strategy projects we have taken title to the underlying properties in order to facilitate access, remedial construction, performance of operations monitoring and maintenance activities and the overall execution of the cleanup. As these properties are distressed, they have no value.
The Exit Strategy funds held by the insurer, including any interest growth thereon, are recorded as an asset (current and long-term restricted investment) on our consolidated balance sheets, with a corresponding liability (current and long-term deferred revenue) related to the funds. Consistent with our other fixed-price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Certain Exit Strategy contracts were classified as pertaining to either remediation or operation, maintenance and monitoring. In addition, certain Exit Strategy contracts were segmented such that the remediation and operation portion of the contract is separately accounted for from the maintenance and monitoring portion.
Under most Exit Strategy contracts, additional payments were made by the client to the insurer, typically through an insurance broker, for insurance premiums and fees for a policy to cover potential costs in excess of the original estimates and other factors such as third party liability. For Exit Strategy contracts where we establish that (1) costs exceed the contract value and interest growth thereon and (2) such costs are covered by insurance, we record an estimated insurance recovery up to the amount of insured costs. An insurance gain, that is, an amount to be recovered in excess of our recorded costs, is not recognized until the receipt of insurance proceeds. Insurance recoveries are reported as insurance recoverables and other income on our consolidated statements of operations. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.
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
Cost-Plus Contracts
Cost-Plus Fixed Fee Contracts.  Under our cost-plus fixed fee contracts we charge clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenue based on the actual labor and non-labor costs we incur plus the portion of the fixed fee we have earned to date. Revenue is recognized as we invoice for our services or in accordance with agreed upon billing schedules.
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
Change Orders/Claims
Change orders are modifications to an original contract that change the provisions of the contract. Change orders typically result from changes in scope, specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work. Claims are amounts in excess of the agreed contract price that we seek to collect from our clients or others for delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes.
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2012, 2011 and 2010, we did not recognize any revenue related to claims.

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
Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards or FAR. Our last incurred cost audit was for fiscal year 2004 and resulted in a $14 thousand adjustment. Incurred cost proposals have been submitted to DCAA for fiscal years 2005 through 2011 and are pending DCAA audit. Historically we have not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.
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
Goodwill and Other Intangible Assets—In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We perform impairment tests for our reporting units with recorded goodwill utilizing valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach, as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and our reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and we then determine the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.
We performed our most recent annual goodwill impairment review as of April 27, 2012, and noted the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required. As of June 30, 2012, we had $24.9 million of goodwill. We do not believe there were any events or changes in circumstances since our April 2012 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
Other intangible assets are included in other assets on the consolidated balance sheets and consist primarily of purchased customer relationships and other intangible assets acquired in acquisitions. The costs of intangible assets with determinable useful lives are amortized on a basis approximating the economic value derived from those assets. We review the economic lives of our intangible assets annually.
Management judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.
Insurance Matters, Litigation and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations, however, we have elected to retain a portion of losses that may occur through the use of substantial deductibles, exclusions and retentions under our insurance programs. This practice may subject us to some future liability for which we are only partially insured or are completely uninsured. In accordance with ASC Topic 450, Contingencies, we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. We undertake an overall assessment of risk, and if the estimate of a probable loss is a range, and no amount within the range is a more reasonable estimate, we accrue the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of changes in the expenses relating to those contingencies. Additional expenses could potentially have a material impact on our business, financial condition, results of operations or cash flows.
Results of Operations
We reported net income (loss) applicable to our common shareholders of $33.6 million, $(16.6) million and $(22.9) million for fiscal years 2012, 2011 and 2010, respectively.
Fiscal Year 2012
The net income applicable to our common shareholders for fiscal year 2012 of $33.6 million was positively impacted by the following:

•	an $11.1 million net reversal of the previously recorded Arena Towers litigation expense; and

•	$3.9 million net federal and state income benefit primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008.
Arena Towers Litigation:  A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011, resulting in an $11.2 million partial reversal of the previously recorded expense in the fiscal quarter ended September 30, 2011. In addition $0.1 million of expense was recorded in the quarter ended December 30, 2011 resulting in a net benefit of $11.1 million for fiscal year 2012. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.
Federal and State Income Tax Benefit: The net federal and state income tax benefit of $3.9 million for fiscal year 2012 is comprised of a benefit of $4.2 million attributable to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance in conjunction with the acquisition of Payne, net of federal and state income tax expense of $1.3 million. The $4.2 million reduction in tax expense is directly attributable to the remeasurement of uncertain tax positions due to the settlement of the IRS examination for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in federal taxes and interest.
In addition to the benefit from the two aforementioned items, our financial results for fiscal year 2012 reflected continued strong operational performance. Our operating results for fiscal year 2012 improved compared to the prior year. NSR increased 22.7% for fiscal year 2012 as compared to the prior year. Growth was balanced with equal contributions from acquisitions and organic activities. In addition, our margin improvement initiatives proved to be successful as all three operating segments increased segment profit margins during the year, and G&A increased at a lesser rate than NSR.
Fiscal Year 2011
The net loss applicable to our common shareholders for fiscal year 2011 of $16.6 million was adversely impacted by the following:

•	a $17.3 million charge incurred relating to the Arena Towers litigation expense; and

•	$7.3 million of accretion charges on preferred stock.

Arena Towers Litigation:  A case titled The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., was filed in September 2007 and involved a former landlord seeking damages for alleged breach of a lease for certain office space in Houston, Texas that a subsidiary had vacated. The jury in that case returned an adverse verdict against us and our subsidiary TRC Environmental Corporation that was significantly in excess of our previously established litigation expense. As a result, the consolidated statement of operations for the fiscal year ended June 30, 2011 included a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest.
Accretion Charges on Preferred Stock:    On June 1, 2009, we sold 7,209 shares of a new Series A Convertible Preferred Stock, $0.10 par value (the "Preferred Stock"), for $2,150 per share (the "2009 Private Placement") pursuant to a stock purchase agreement by and among us and three of our existing shareholders and related entities. The 2009 Private Placement resulted in proceeds of $15.3 million, net of issuance costs of $0.2 million of which $0.1 million were paid as of June 30, 2009. In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC 470-20-55-20, it was determined that the conversion price was at a discount to fair value. The value of this discount (the beneficial conversion feature) was $13.7 million. The beneficial conversion feature, a non-cash item, was deducted from the carrying value of the Preferred Stock and was accreted over 18 months, the period at the end of which the Preferred Stock converted to common stock on December 1, 2010. The accretion was treated as a preferred stock dividend. During fiscal year 2011 we recorded accretion charges on preferred stock of $7.3 million. The preferred stock converted to common stock on December 1, 2010, and, as of that date, no further preferred stock accretion charges were recorded.
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
Accretion Charges on Preferred Stock:  On June 1, 2009, we sold 7,209 shares of a new Series A Convertible Preferred Stock, $0.10 par value (the "Preferred Stock"), for $2,150 per share (the "2009 Private Placement") pursuant to a stock purchase agreement by and among us and three of our existing shareholders and related entities. The 2009 Private Placement resulted in proceeds of $15.3 million, net of issuance costs of $0.2 million of which $0.1 million were paid as of June 30, 2009. In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC 470-20-55-20, it was determined that the conversion price was at a discount to fair value. The value of this discount (the beneficial conversion feature) was $13.7 million. The beneficial conversion feature, a non-cash item, was deducted from the carrying value of the Preferred Stock and was accreted over 18 months, the period at the end of which the Preferred Stock converted to common stock. The accretion was treated as a preferred stock dividend. During the fiscal year 2010 we recorded accretion charges on preferred stock of $6.4 million.
Federal and State Income Tax Benefit:  We recognized a net tax benefit of $4.2 million in fiscal year 2010 primarily due to: (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry back an applicable NOL for a period of 3, 4, or 5 years, to offset taxable income in those preceding years and enabling us to carry back our fiscal year 2008 NOL for a tax benefit of $2.8 million, which amount was collected in fiscal year 2010; and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the NOL law change which resulted in an income tax benefit of $1.9 million.
Gain on Extinguishment:  In fiscal year 2001 we made an investment in a privately held energy services contracting company ("Co-Energy LLC") that specialized in the installation of ground source heat pump systems. Over its history, Co-

Energy LLC incurred significant losses. During December 2009, in connection with the dissolution of Co-Energy LLC, a consolidated entity, we were legally released from an aggregate of $1.7 million of loans extended to Co-Energy LLC by a party unrelated to us. The loans were extinguished because Co-Energy LLC had no assets at the time of dissolution. The lender did not have an equity interest in us and received no claims, rights or enhancement as a result of the extinguishment. Consequently, we recognized a $1.7 million gain on extinguishment of debt during fiscal year 2010.
Fiscal Year 2012 Compared to Fiscal Year 2011
Consolidated Results of Operations
The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2012 and 2011:

	Years Ended June 30,		Change
(Dollars in thousands)	2012	2011	$	%
Gross revenue	$419,959	$333,209	$86,750	26.0%
Less subcontractor costs and other direct reimbursable charges	118,179	87,298	30,881	35.4
Net service revenue	301,780	245,911	55,869	22.7
Interest income from contractual arrangements	295	411	(116)	(28.2)
Insurance recoverables and other income	614	(1,573)	2,187	NM
Cost of services (exclusive of costs shown separately below)	246,506	202,265	44,241	21.9
General and administrative expenses	31,025	26,286	4,739	18.0
Provision for doubtful accounts	755	1,763	(1,008)	(57.2)
Depreciation and amortization	5,508	4,729	779	16.5
Arena Towers litigation (reversal) expense	(11,061)	17,278	(28,339)	NM
Operating income (loss)	29,956	(7,572)	37,528	NM
Interest expense	(668)	(761)	93	(12.2)
Income (loss) from operations before taxes and equity in earnings	29,288	(8,333)	37,621	NM
Federal and state income tax benefit (provision)	3,930	(1,127)	5,057	NM
Income (loss) from operations before equity in earnings	33,218	(9,460)	42,678	NM
Equity in earnings from unconsolidated affiliates, net of taxes	270	30	240	NM
Net income (loss)	33,488	(9,430)	42,918	NM
Net loss applicable to noncontrolling interest	87	58	29	50.0
Net income (loss) applicable to TRC Companies, Inc.	33,575	(9,372)	42,947	NM
Accretion charges on preferred stock	—	(7,261)	7,261	(100.0)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$33,575	$(16,633)	$50,208	NM

NM - Not Meaningful
Gross revenue increased $86.8 million, or 26.0%, to $420.0 million for fiscal year 2012 from $333.2 million for fiscal year 2011. Organic activities provided $46.2 million, or 53.2%, of gross revenue growth for fiscal year 2012, and acquisitions provided the remaining $40.6 million, or 46.8%. Excluding the effects of acquisitions, our organic gross revenue increased 13.9%, driven primarily by increased demand for our Energy services, which increased $34.0 million. We also experienced higher levels of subcontracting and procurement activity in our Environmental operating segment which generated higher gross revenues and other direct costs ("ODC's").
NSR increased $55.9 million, or 22.7%, to $301.8 million for fiscal year 2012 from $245.9 million for fiscal year 2011. Organic activities provided $25.0 million, or 44.8%, of NSR growth for fiscal year 2012, and acquisitions provided the remaining $30.9 million, or 55.2%. Excluding the effect of acquisitions, our organic NSR increased 10.2%, primarily driven by increased demand in our Energy operating segment. This increased demand was primarily due to our utility clients continuing to invest in the modernization and replacement of outdated facilities and to a lesser extent increased demand from the energy efficiency related market.

Interest income from contractual arrangements decreased $0.1 million, or 28.2%, to $0.3 million for fiscal year 2012 from $0.4 million for fiscal year 2011 primarily due to lower one−year constant maturity T−Bill rates and a lower average balance of restricted investments in fiscal year 2012 compared to the prior year.
Insurance recoverables and other income increased $2.2 million, or 139.0%, to $0.6 million for fiscal year 2012 from $(1.6) million for fiscal year 2011. During fiscal year 2011, we reduced our cost estimate on one project as we currently expect to complete our contractual obligation sooner than previously anticipated, resulting in less projected recoveries from the project-specific insurance policy. We did not have a similar contract adjustment in fiscal year 2012.
COS increased $44.2 million, or 21.9%, to $246.5 million for fiscal year 2012 from $202.3 million for fiscal year 2011. Acquisitions accounted for approximately $26.4 million, or 59.8%, of the increase while organic COS increased $17.8 million, or 40.2%. Excluding the effects of acquisitions, COS increased approximately $17.8 million primarily to support the aforementioned growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount and incurred additional facility related costs. As a percentage of NSR, COS was 81.7% and 82.3% for fiscal years 2012 and 2011, respectively.
G&A expenses increased $4.7 million, or 18.0%, to $31.0 million for fiscal year 2012 from $26.3 million for fiscal year 2011. The increase is primarily attributable to increased costs related to our performance based stock compensation plan; higher incentive compensation costs associated with our improved performance; and additional technology costs to support recent acquisitions. As a percentage of NSR, G&A expenses were 10.3% and 10.7% for fiscal years 2012 and 2011, respectively.
The provision for doubtful accounts decreased $1.0 million, or 57.2%, to $0.8 million for fiscal year 2012 from $1.8 million for fiscal year 2011. The decrease was primarily attributable to our continued focus on credit and collections.
Depreciation and amortization increased $0.8 million, or 16.5%, to $5.5 million for fiscal year 2012 from $4.7 million for fiscal year 2011. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on intangible assets in connection with businesses acquired.
Arena Towers litigation expense decreased $28.3 million to a net gain of $11.1 million for fiscal year 2012 from a $17.3 million expense for fiscal year 2011. A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011, resulting in an $11.2 million partial reversal of the previously recorded expense in the quarter ended September 30, 2011. In addition $0.1 million of expense was recorded in the quarter ended December 30, 2011 resulting in a net benefit of $11.1 million for fiscal year 2012. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.
The federal and state income tax benefit was $3.9 million for fiscal year 2012 compared to a tax provision of $1.1 million for the same period in the prior fiscal year. The tax benefit of $3.9 million is comprised of a benefit of $4.2 million attributable to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance in conjunction with the acquisition of Payne, net of federal and state income tax expense, of $1.3 million. The $4.2 million reduction in tax expense is directly attributable to the remeasurement of uncertain tax positions due to the settlement of the IRS examination for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in federal taxes and interest.

Operating Segment Results of Operations
Energy Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2012	2011	Change
Gross revenue	$125,219	$87,372	$37,847	43.3%
Net service revenue	$96,018	$71,625	$24,393	34.1%
Segment profit	$23,517	$15,744	$7,773	49.4%
Gross revenue increased $37.8 million, or 43.3%, to $125.2 million for fiscal year 2012 from $87.4 million for fiscal year 2011. Organic activities provided $34.0 million, or 90.0%, of gross revenue growth for fiscal year 2012 with acquisitions providing the remaining $3.8 million, or 10.0%. The organic increase in gross revenue was primarily the result of increased activity on electric transmission and distribution projects driven by our utility clients continuing to increase investments in the modernization and replacement of outdated facilities.

NSR increased $24.4 million, or 34.1%, to $96.0 million for fiscal year 2012 from $71.6 million for fiscal year 2011. Organic activities provided $21.6 million, or 88.4%, of NSR growth for fiscal year 2012 with acquisitions providing the remaining $2.8 million, or 11.6%. The organic NSR growth was primarily the result of enhanced capital investments by utilities to upgrade their electric transmission and distribution systems and to a lesser extent increased activity in the energy efficiency markets.
The Energy operating segment's profit increased $7.8 million or 49.4%, to $23.5 million for fiscal year 2012 from $15.7 million for fiscal year 2011. Organic activities provided $6.9 million, or 89.2%, of operating segment profit growth for fiscal year 2012 with acquisitions providing the remaining $0.9 million, or 10.8%. The increase in the Energy operating segment's organic profit for fiscal year 2012 was primarily related the continued improvement in general market conditions as described above. For fiscal year 2012, the Energy operating segment's profit, as a percentage of NSR, increased to 24.5% from 22.0% compared to the prior year.

Environmental Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2012	2011	Change
Gross revenue	$235,089	$187,412	$47,677	25.4%
Net service revenue	$159,016	$129,396	$29,620	22.9%
Segment profit	$31,955	$24,764	$7,191	29.0%
Gross revenue increased $47.7 million, or 25.4%, to $235.1 million for fiscal year 2012 from $187.4 million for fiscal year 2011. Acquisitions provided $35.7 million, or 74.9% of gross revenue growth for fiscal year 2012 with organic activities providing the remaining $12.0 million, or 25.1%. The increase was primarily related to higher levels of subcontracting and procurement activity which generated higher gross revenues and ODC's.
NSR increased $29.6 million, or 22.9%, to $159.0 million for fiscal year 2012 from $129.4 million for fiscal year 2011. Acquisitions provided $26.9 million, or 90.9%, of NSR growth for fiscal year 2012. Organic NSR increased $2.7 million, or 9.1% for fiscal year 2012 primarily due to an increase in the demand for our environmental services which was bolstered by the mild winter.
The Environmental operating segment's profit increased $7.2 million, or 29.0%, to $32.0 million for fiscal year 2012 from $24.8 million for fiscal year 2011. Acquisitions provided $3.1 million, or 43.3%, of operating segment profit growth for fiscal year 2012. Organic operating segment profit increased $4.1 million, or 56.7%, for fiscal year 2012. The increase in the Environmental operating segment's organic profit for fiscal year 2012 was primarily due to additional NSR and improvements in project performance. For fiscal year 2012, the Environmental operating segment's profit, as a percentage of NSR, increased to 20.1% from 19.1% as compared to the prior year.

Infrastructure Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2012	2011	Change
Gross revenue	$56,712	$56,050	$662	1.2%
Net service revenue	$43,528	$42,278	$1,250	3.0%
Segment profit	$7,738	$5,823	$1,915	32.9%
Gross revenue increased $0.7 million, or 1.2%, to $56.7 million for fiscal year 2012 from $56.1 million for fiscal year 2011. The increase in gross revenue during fiscal year 2012 was primarily related to increased demand in design services.
NSR increased $1.3 million, or 3.0%, to $43.5 million for fiscal year 2012 from $42.3 million for fiscal year 2011. For fiscal year 2012, NSR grew at a higher rate than gross revenue primarily due to increased self-performed construction inspections and design work and reduced work on civil engineering projects which required higher levels of subcontractor services.
The Infrastructure operating segment's profit increased $1.9 million, or 32.9%, to $7.7 million for fiscal year 2012 from $5.8 million for fiscal year 2011. For fiscal year 2012, the Infrastructure operating segment's profit increased, as a percentage of NSR, to 17.8% from 13.8% as compared to the prior year. The stronger profit performance was due to improved project execution, the previously noted lower reliance on subcontractor services, and further improvements to our cost structure.

Fiscal Year 2011 Compared to Fiscal Year 2010
Consolidated Results of Operations
The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2011 and 2010:

	Years Ended June 30,		Change
(Dollars in thousands)	2011	2010	$	%
Gross revenue	$333,209	$330,575	$2,634	0.8%
Less subcontractor costs and other direct reimbursable charges	87,298	100,476	(13,178)	(13.1)
Net service revenue	245,911	230,099	15,812	6.9
Interest income from contractual arrangements	411	596	(185)	(31.0)
Insurance recoverables and other income	(1,573)	8,844	(10,417)	NM
Cost of services (exclusive of costs shown separately below)	202,265	203,221	(956)	(0.5)
General and administrative expenses	26,286	26,028	258	1.0
Provision for doubtful accounts	1,763	2,344	(581)	(24.8)
Depreciation and amortization	4,729	8,049	(3,320)	(41.2)
Goodwill and intangible asset impairments	—	20,249	(20,249)	(100.0)
Arena Towers litigation expense	17,278	1,100	16,178	NM
Operating loss	(7,572)	(21,452)	13,880	(64.7)
Interest expense	(761)	(1,003)	242	(24.1)
Gain on extinguishment of debt	—	1,716	(1,716)	(100.0)
Loss from operations before taxes and equity in earnings (losses)	(8,333)	(20,739)	12,406	(59.8)
Federal and state income tax (provision) benefit	(1,127)	4,210	(5,337)	NM
Loss from operations before equity in earnings (losses)	(9,460)	(16,529)	7,069	(42.8)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	30	(45)	75	NM
Net loss	(9,430)	(16,574)	7,144	(43.1)
Net loss applicable to noncontrolling interest	58	125	(67)	(53.6)
Net loss applicable to TRC Companies, Inc.	(9,372)	(16,449)	7,077	(43.0)
Accretion charges on preferred stock	(7,261)	(6,431)	(830)	12.9
Net loss applicable to TRC Companies, Inc.'s common shareholders	$(16,633)	$(22,880)	$6,247	(27.3)%

NM - Not Meaningful
Gross revenue increased $2.6 million, or 0.8%, to $333.2 million for fiscal year 2011 from $330.6 million for fiscal year 2010. Fiscal year 2011 gross revenue in our Energy operating segment increased $10.3 million primarily due to increased activity on electric transmission and distribution projects as a number of our clients have begun to resume investments that were deferred over the past few years. This increase was offset, in large part, by decreased gross revenue in our Environmental and Infrastructure operating segments. The $7.9 million decrease in our Environmental operating segment was primarily due to a decline in work performed by our subcontractors. Throughout fiscal year 2010, our projects experienced higher levels of subcontracting and procurement activity and, therefore, generated higher gross revenues and subcontractor costs and ODCs. Fiscal year 2011 gross revenue in our Infrastructure operating segment decreased $3.4 million primarily due to the wind-down of a large transportation design project, certain actions taken in fiscal year 2010 to eliminate lower margin work and lower overall demand primarily due to revenue shortfalls at state and municipal levels.
NSR increased $15.8 million, or 6.9%, to $245.9 million for fiscal year 2011 from $230.1 million for fiscal year 2010. NSR in our Energy operating segment increased $12.1 million for fiscal year 2011 primarily due to the above-mentioned increased activity on electric transmission and distribution projects. Fiscal year 2011 NSR in our Environmental operating segment also increased $9.0 million primarily due to improved project performance on certain Exit Strategy contracts and a moderate increase in demand for our environmental services as the market for environmental services began to recover following a decline as a result of general economic conditions. These increases were offset, in part, by a $4.4 million decrease in our Infrastructure operating segment which was result of the wind-down of a significant transportation design project and lower overall demand from state and municipal clients which have experienced significant revenue shortfalls.
Interest income from contractual arrangements decreased $0.2 million, or 31.0%, to $0.4 million for fiscal year 2011 from $0.6 million for fiscal year 2010 primarily due to lower one year constant maturity T−Bill rates and a lower average balance of restricted investments in fiscal year 2011 compared to fiscal year 2010.
Insurance recoverables and other income decreased $10.4 million, or 117.8%, to $(1.6) million for fiscal year 2011 from $8.8 million for fiscal year 2010. During fiscal year 2010, three Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, were projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, costs in excess of the original estimates. Conversely, during fiscal year 2011, we reduced our cost estimate on one project as we expected to complete our contractual obligation sooner than previously anticipated, resulting in less projected recoveries from the project-specific insurance policy.
COS decreased $1.0 million, or 0.5%, to $202.3 million for fiscal year 2011 from $203.2 million for fiscal year 2010. The decrease was principally due to a $6.9 million decrease in Exit Strategy contract loss reserves offset by costs as described below. As discussed above, increases to our Exit Strategy cost estimates did not occur at the same level in fiscal year 2011 as in fiscal year 2010. Additionally, we reduced the loss reserve on one Exit Strategy project in fiscal year 2011 as we expected to complete our contractual obligation sooner than previously anticipated. The decrease in COS related to decreases to our Exit Strategy loss reserves was offset, in part, by additional costs incurred to support growth in NSR in our Environmental and Energy operating segments. Specifically, labor and bonus costs increased $4.0 million and travel, outside consultants and project chargeable equipment increased $1.5 million. In addition, during the fiscal year 2011 we incurred a $0.4 million charge for the early termination of an office lease. As a percentage of NSR, COS was 82.3% and 88.3% for fiscal years 2011 and 2010, respectively.
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
Depreciation and amortization decreased $3.3 million, or 41.2%, to $4.7 million for fiscal year 2011 from $8.0 million for fiscal year 2010. The decrease in depreciation expense was principally related to technology equipment becoming fully depreciated since fiscal year 2010. Also, amortization expense decreased during fiscal year 2011 due to accelerated amortization expense on certain intangible assets in the fourth quarter of fiscal year 2010.
We assessed the recoverability of goodwill as of April 29, 2011. The fair value of each of our reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required. We did not believe there were any events or changes in circumstances since our April 2011 annual assessment that indicated the fair value of goodwill was more likely than not reduced to below its carrying value. We assessed the recoverability of goodwill during the first, second and fourth quarters of fiscal year 2010. In performing the goodwill assessments, we utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The aggregate fair value of our reporting units declined from the December 25, 2009 valuation to the April 26, 2010 valuation primarily due to a decline in the estimated future cash flows of the reporting units and declines in market multiples of comparable companies. These declines were primarily driven by the U.S recession and its negative impact on several of our key markets, resulting in delays, curtailments and cancellations of proposed and existing projects, which decreased the overall demand for our services. The fair value of three of our reporting units with goodwill did not exceed its carrying value in the fourth quarter of fiscal year 2010, resulting in a goodwill impairment charge of $20.2 million.
Management judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of the recognized impairment losses.
Arena Towers litigation expenses increased $16.2 million to $17.3 million for fiscal year 2011 from $1.1 million for fiscal year 2010. During fiscal year 2011, the jury in that case returned an adverse verdict against us and our subsidiary TRC Environmental Corporation that was significantly in excess of our litigation reserve. As a result, the consolidated statement of operations for the fiscal year ended June 30, 2011 included a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest.
Interest expense decreased $0.2 million, or 24.1%, to $0.8 million for fiscal year 2011 from $1.0 million for fiscal year 2010.

The decrease was primarily due to lower interest expense incurred on the CAH loan due to the modification agreement entered into in June 2010 that reduced the interest rate from 10.0% to 6.5% in return for principal payments made on the loan.
The federal and state income tax provision was $1.1 million for fiscal year 2011 compared to a tax benefit of $4.2 million for fiscal year 2010 primarily related to uncertain tax positions. We incurred a tax provision of $1.1 million during fiscal year 2011 due to penalties and interest as well as expense from state income tax liabilities incurred which we were unable to offset with NOL carryforwards. We recognized a net tax benefit of $4.2 million in fiscal year 2010 primarily due to: (i) the Worker, Homeownership, and Business Assistance Act of 2009 which amended I.R.C. §172(b)(1)(H), allowing taxpayers to elect to carry back an applicable NOL for a period of 3, 4, or 5 years to offset taxable income in those preceding years and enabling us to carry back our fiscal year 2008 NOL for a tax benefit of $2.8 million, which amount was collected in fiscal year 2010; and (ii) the re-assessment of our uncertain tax positions based on communications with the IRS relating to its examination including the impact of the NOL law change which resulted in an income tax benefit of $1.9 million.

Operating Segment Results of Operations
Energy Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2011	2010	Change
Gross revenue	$87,372	$77,035	$10,337	13.4%
Net service revenue	$71,625	$59,554	$12,071	20.3%
Segment profit	$15,744	$8,572	$7,172	83.7%
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
The Energy operating segment's profit increased $7.2 million, or 83.7%, to $15.7 million for fiscal year 2011 from $8.6 million for fiscal year 2010. The increase in the Energy operating segment's profit during fiscal year 2011 was primarily related to the increase in NSR. As a percentage of NSR, the Energy operating segment's profit increased to 22.0% in fiscal year 2011 from 14.4% in fiscal year 2010.

Environmental Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2011	2010	Change
Gross revenue	$187,412	$195,332	$(7,920)	(4.1)%
Net service revenue	$129,396	$120,431	$8,965	7.4%
Segment profit	$24,764	$25,170	$(406)	(1.6)%
Gross revenue decreased $7.9 million, or 4.1%, to $187.4 million for fiscal year 2011 from $195.3 million for fiscal year 2010. The decline was primarily due to the wind-down of subcontractor activity on two large environmental projects, which resulted in both decreased gross revenue and subcontractor costs. This decrease was offset by increased demand for work performed by our employees.
NSR increased $9.0 million, or 7.4%, to $129.4 million for fiscal year 2011 from $120.4 million for fiscal year 2010. The increase in NSR for fiscal year 2011 was primarily related to increased revenue from Exit Strategy contracts due to improved project performance, and, in particular, a favorable project close-out related to a large commercial development project recorded in fiscal year 2011. In addition, the market for our environmental services began to recover following a decline related to general economic conditions.
Insurance recoverables and other income decreased $10.4 million, or 117.8%, to $(1.6) million for fiscal year 2011 from $8.8 million for fiscal year 2010. During fiscal year 2010, three Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, were projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, costs in excess of the original estimates. Conversely, during fiscal year 2011, we reduced our cost estimate on one project as we expected to complete our contractual obligation sooner than previously anticipated, resulting in less projected recoveries from the project-specific insurance policy.
The Environmental operating segment's profit decreased $0.4 million, or 1.6%, to $24.8 million for fiscal year 2011 from $25.2 million for fiscal year 2010. The decrease in the Environmental operating segment's profit for fiscal year 2011 was related to decreases in insurance recoverables, offset, by higher NSR. As a percentage of NSR, the Environmental operating segment's profit decreased to 19.1% in fiscal year 2011 from 20.9% in fiscal year 2010.

Infrastructure Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2011	2010	Change
Gross revenue	$56,050	$59,446	$(3,396)	(5.7)%
Net service revenue	$42,278	$46,636	$(4,358)	(9.3)%
Segment profit	$5,823	$4,565	$1,258	27.6%
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
The Infrastructure operating segment's profit increased $1.3 million, or 27.6%, to $5.8 million for fiscal year 2011 from $4.6 million for fiscal year 2010. Our Infrastructure operating segment experienced stronger performance for fiscal year 2011, as compared to fiscal 2010, despite a reduction in the overall volume of business, as we continue to reduce low margin work. As a percentage of NSR, the Infrastructure operating segment's profit increased to 13.8% in fiscal year 2011 from 9.8% in fiscal year 2010.

Costs and Expenses as a Percentage of NSR
The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for fiscal years 2012, 2011 and 2010:

	2012	2011	2010
Net service revenue	100.0%	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.2	0.3
Insurance recoverables and other income	0.2	(0.6)	3.8
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	81.7	82.3	88.3
General and administrative expenses	10.3	10.7	11.3
Provision for doubtful accounts	0.3	0.7	1.0
Depreciation and amortization	1.8	1.9	3.5
Goodwill and intangible asset impairments	—	—	8.8
Arena Towers litigation (reversal) expense	(3.7)	7.0	0.5
Total operating costs and expenses	90.4	102.6	113.4
Operating income (loss)	9.9	(3.1)	(9.3)
Interest expense	(0.2)	(0.3)	(0.4)
Gain on extinguishment of debt	—	—	0.7
Income (loss) from operations before taxes and equity in earnings (losses)	9.7	(3.4)	(9.0)
Federal and state income tax benefit (provision)	1.3	(0.5)	1.8
Income (loss) from operations before equity in earnings (losses)	11.0	(3.8)	(7.2)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	0.1	—	—
Net income (loss)	11.1	(3.8)	(7.2)
Net loss applicable to noncontrolling interest	—	—	0.1
Net income (loss) applicable to TRC Companies, Inc.	11.1	(3.8)	(7.1)
Accretion charges on preferred stock	—	(3.0)	(2.8)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	11.1%	(6.8)%	(9.9)%

Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.
Liquidity and Capital Resources
Overview
We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund our operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to reduce debt. We believe that our available cash, cash flows from operations and available borrowing under our revolving credit facility, discussed under "Revolving Credit Facility" below, will be sufficient to fund our operations for at least the next twelve months.

The following table provides summarized information with respect to of our cash balances and cash flows as of and for the fiscal years ended June 30, 2012, 2011 and 2010 (in thousands):

	June 30, 2012	June 30, 2011	June 30, 2010
Cash flows provided by operating activities	$19,438	$12,537	$11,077
Cash flows used in investing activities	(9,100)	(15,115)	(2,677)
Cash flows used in financing activities	(4,606)	(1,302)	(2,160)
Cash and cash equivalents as of the end of the fiscal year	16,561	10,829	14,709
Fiscal Year 2012 Compared to Fiscal Year 2011
Cash flows provided by operating activities were $19.4 million for fiscal year 2012, compared to $12.5 million of cash provided for fiscal year 2011. Cash used in operating assets and liabilities during fiscal year 2012 totaled $43.8 million consisting primarily of the following: (1) a $17.2 million decrease in other accrued liabilities, primarily the result of our payment related to the Arena Towers litigation judgment and a decrease to Exit Strategy related contract loss reserves; (2) a $13.5 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; (3) a $5.4 million increase in accounts receivable due to the increase in gross revenue in fiscal year 2012; and (4) a $5.2 million decrease in income taxes payable primarily due to a reduction in tax expense related to the uncertain tax position as a result of reaching a settlement with the IRS for fiscal years 2003 through 2008.
Cash used in operating assets and liabilities during fiscal year 2012 was offset by cash provided by operating assets and liabilities totaling $29.9 million and primarily consisted of the following: (1) a $9.3 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $7.4 million increase in accrued compensation and benefits due primarily to increased bonus accruals driven by our operating results; (3) a $5.1 million decrease in environmental remediation insurance recoverables; and (4) a $5.0 million increase in accounts payable due to the timing of payments to vendors. In addition, non-cash items for fiscal year 2012 resulted in net expenses of $0.2 million consisting primarily of $11.1 million of a net gain recorded on the reversal of the Arena Towers litigation expense in fiscal year 2012 which was offset by $6.6 million for stock-based compensation expense and $5.5 million for depreciation and amortization.
Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 78 days as of June 30, 2012 from 85 days as of June 30, 2011.
Cash used in investing activities was $9.1 million during fiscal year 2012, compared to $15.1 million used in fiscal year 2011. The decrease in cash used in investing activities was primarily the result of cash paid for the acquisitions of RMT-EBU and AUE in fiscal year 2011, partially offset by investment in equipment at the RMT-EBU entity during fiscal year 2012.
Cash used in financing activities was $4.6 million during fiscal year 2012, compared to $1.3 million used in fiscal year 2011. The increase in cash used in financing activities was primarily the result of cash paid of $5.0 million to repay the Federal Partners subordinated note and additional cash used to pay tax withholding obligations on behalf of employees related to restricted stock vesting in fiscal year 2012, which was partially offset by the financing of a three year software licensing agreement.
Fiscal Year 2011 Compared to Fiscal Year 2010
Cash flows provided by operating activities were $12.5 million for fiscal year 2011, compared to $11.1 million of cash provided for fiscal year 2010. Sources of cash provided by operating assets and liabilities for fiscal year 2011 totaled $31.0 million and primarily consisted of the following: (1) an $8.5 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $7.1 million decrease in prepaid insurance attributable to continued amortization of policies on Exit Strategy projects; (3) a $4.9 million increase in accrued compensation and benefits due primarily to the one additional accrual day at the current year end and increased bonus accruals driven by our operating results net of the Arena Towers litigation reserve; and (4) a $4.5 million decrease in accounts receivable due to timing of collections and a favorable reduction in days sales outstanding. Sources of cash provided by operating assets and liabilities during fiscal year 2011 were offset by cash used in operating assets and liabilities totaling $35.0 million which consisted primarily of the following: (1) an $18.8 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; and (2) an $11.4 million decrease in accounts payable primarily due to the timing of payments to vendors. In addition, non-cash items for fiscal year 2011 resulted in net expenses of $26.0 million consisting primarily of the following: (1) a $17.3 million charge related to the Arena Towers litigation reserve; (2) $4.7 million for depreciation and amortization; (3) $2.5 million for stock-based compensation expense; and (4) $1.8 million for the provision for doubtful accounts.
Cash used in investing activities was $15.1 million during fiscal year 2011, compared to $2.7 million used in fiscal year 2010. The increase in cash used in investing activities was primarily the result of cash paid for the acquisitions of RMT-EBU and AUE during fiscal year 2011.
Cash used in financing activities was $1.3 million during fiscal year 2011, compared to $2.2 million used in fiscal year 2010. Cash used consisted of $3.6 million for payments made on long-term debt and the short-term insurance financing related to fiscal year 2011 insurance premiums which was offset by $2.6 million of short-term financing related to fiscal year 2011 insurance premiums which had been repaid as of June 30, 2011.
Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2012 and 2011 were comprised of the following (in thousands):

	2012	2011
Revolving credit facility	$—	$—
Subordinated debt:
Federal Partners note payable	—	5,000
CAH note payable	2,448	2,450
AUE note payable	450	900
Other notes payable	1,906	277
Lease financing obligations	371	549
Capital lease obligations	729	—
	5,904	9,176
Less current portion	(1,582)	(3,139)
Long-term debt and capital lease obligations	$4,322	$6,037

Revolving Credit Facility
We and substantially all of our subsidiaries (the "Borrower"), have entered into a secured credit agreement (the “Credit Agreement”) and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, most recently as of February 28, 2012, provides the Borrower with a senior revolving credit facility of up to $65.0 million (which includes an uncommitted $15.0 million syndication reserve) based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2014. Any amounts outstanding under the Credit Agreement bear interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.
Under the Credit Agreement, we must maintain average monthly backlog of $190.0 million and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. A fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 days average basis, is less than $20.0 million, or at any point during the most recent fiscal quarter, is less than $15.0 million. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of $3.0 million, $6.0 million, $10.0 million and $12.5 million, for the three months ended September 30, 2011, the six months ended December 31, 2011, the nine months ended March 31, 2012 and the twelve months ended June 30, 2012, respectively, and $12.5 million for each 12 month period ending each fiscal quarter thereafter. The Credit Agreement limits maximum annual capital expenditures to $7.5 million for fiscal year 2012 and $8.5 million for fiscal year 2013. We can issue up to $15.0 million in letters of credit under the Credit Agreement.
Management presents Consolidated Adjusted EBITDA, which is a non-U.S. GAAP measure, because we believe it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income (loss), net income (loss), cash flows from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to operating income for the trailing twelve month periods ended June 30, 2012, 2011 and 2010 (in thousands):

	Trailing Twelve Months
	June 30, 2012	June 30, 2011	June 30, 2010
Operating income (loss)	$29,956	$(7,572)	$(21,452)
Depreciation and amortization	5,508	4,729	8,049
EBITDA	35,464	(2,843)	(13,403)
Goodwill and intangible asset impairments	—	—	20,249
Permitted discretionary cost reduction efforts	—	836	1,722
Permitted discretionary litigation reserve	—	17,278	—
Consolidated Adjusted EBITDA under the Credit Agreement	$35,464	$15,271	$8,568
The actual covenant results as compared to the covenant requirements under the Credit Agreement as of June 30, 2012 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Minimum Consolidated Adjusted EBITDA	Trailing 12 months	$35,464	Must Exceed	$12,500
Average Monthly Backlog	Trailing 3 months	$386,081	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2012	$7,114	Not to Exceed	$7,500
Minimum Fixed Charge Coverage Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1.00 to 1.00
_________________________

(1)
As of June 30, 2012, the minimum fixed charge coverage ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million and, at no point during the most recent fiscal quarter, was less than $15.0 million.

As of June 30, 2012 and 2011, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4.2 million and $3.8 million as of June 30, 2012 and 2011, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $49.1 million and $35.0 million as of June 30, 2012 and 2011, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $44.9 million and $31.2 million as of June 30, 2012 and 2011, respectively.
Federal Partners Note Payable
On July 19, 2006, we and substantially all of our subsidiaries entered into a three-year subordinated loan agreement with Federal Partners, L.P., a stockholder of ours, pursuant to which we borrowed $5.0 million. The loan bore interest at a fixed rate of 9.0% per annum. The loan was amended on June 1, 2009 in connection with our preferred stock offering to extend the maturity date from July 19, 2009 to July 19, 2012. We repaid this loan in full on April 11, 2012.
CAH Note Payable
In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, we entered into a modification of the credit agreement that (i) reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million made upon consummation of the modification followed by a second principal payment of $0.25 million made on December 1, 2010 and (ii) extended the maturity date of the loan from January 31, 2010 until April 1, 2011. We have entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in November 2011, which extended the maturity date until October 1, 2013. As of June 30, 2012, the balance outstanding under this loan was $2.4 million.
AUE Note Payable
In February 2011, in connection with the purchase of AUE, we entered into a two year subordinated promissory note with the seller pursuant to which we agreed to pay $0.9 million. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $0.45 million on each of the first and second anniversaries of the note. As of June 30, 2012, the balance outstanding under this loan was $0.45 million.
Other Notes Payable
In March 2012, we financed $2.2 million for a three year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of June 30, 2012, the balance outstanding under this agreement was $1.8 million.
In July 2011, we financed $2.4 million of insurance premiums payable in nine equal monthly installments of approximately $0.3 million each, including a finance charge of 2.34%. As of June 30, 2012, the balance has been repaid.
Capital Lease Obligations
In fiscal year 2012 we financed $0.8 million of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2014 and 2015. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the consolidated statements of operations. The cost of assets under capital leases was $0.8 million, and accumulated amortization was $48 thousand at June 30, 2012. The average interest rates on the capital leases is 2.6% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit rate of the respective lease.
Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments as of June 30, 2012 were as follows (in thousands):

Fiscal Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2013	$1,171	$144	$267	$1,582
2014	3,193	97	253	3,543
2015	416	97	209	722
2016	24	33	—	57
2017	—	—	—	—
Thereafter	—	—	—	—
	$4,804	$371	$729	$5,904
Based on our current operating plans, we believe that existing cash resources as well as cash forecast to be generated from operations and availability under our revolving credit facility are adequate to meet our requirements for the foreseeable future. In addition we expect to remain in full compliance with the covenant requirements under the Credit Agreement over the next twelve months.

Contractual Obligations
The following table sets forth, as of June 30, 2012, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates for estimating future interest payment obligations of between 2.29% to 8.00%) under contracts, such as debt and lease agreements (in thousands).

	Payments due by period (1)
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Revolving credit facility	$—	$—	$—	$—	$—
Subordinated debt:
CAH note payable	2,660	159	2,501	—	—
AUE note payable	465	465	—	—	—
Other notes payable	1,999	780	1,201	18	—
Operating leases	49,314	10,964	17,002	10,996	10,352
Lease financing obligations	371	144	194	33	—
Capital lease obligations	756	283	473	—	—
Total contractual obligations	$55,565	$12,795	$21,371	$11,047	$10,352
______________________________

(1)	Includes estimated interest.
We enter into long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites.
Off-Balance Sheet Arrangements
As of June 30, 2012, our "Off-Balance Sheet" arrangements, as that term is defined by the Securities and Exchange Commission, included $4.2 million of standby letters of credit issued primarily for outstanding performance or payment bonds. The letters of credit were issued by our bank and renew annually. We also have operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $12.8 million in fiscal year 2012, $10.3 million in fiscal year 2011, and $11.4 million in fiscal year 2010. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in "Contractual Obligations".
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 12, 2012

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

Years ended June 30,	2012	2011	2010
Gross revenue	$419,959	$333,209	$330,575
Less subcontractor costs and other direct reimbursable charges	118,179	87,298	100,476
Net service revenue	301,780	245,911	230,099
Interest income from contractual arrangements	295	411	596
Insurance recoverables and other income	614	(1,573)	8,844
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	246,506	202,265	203,221
General and administrative expenses	31,025	26,286	26,028
Provision for doubtful accounts	755	1,763	2,344
Depreciation and amortization	5,508	4,729	8,049
Goodwill and intangible asset impairments	—	—	20,249
Arena Towers litigation (reversal) expense	(11,061)	17,278	1,100
Total operating costs and expenses	272,733	252,321	260,991
Operating income (loss)	29,956	(7,572)	(21,452)
Interest expense	(668)	(761)	(1,003)
Gain on extinguishment of debt	—	—	1,716
Income (loss) from operations before taxes and equity in earnings (losses)	29,288	(8,333)	(20,739)
Federal and state income tax benefit (provision)	3,930	(1,127)	4,210
Income (loss) from operations before equity in earnings (losses)	33,218	(9,460)	(16,529)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	270	30	(45)
Net income (loss)	33,488	(9,430)	(16,574)
Net loss applicable to noncontrolling interest	87	58	125
Net income (loss) applicable to TRC Companies, Inc.	33,575	(9,372)	(16,449)
Accretion charges on preferred stock	—	(7,261)	(6,431)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$33,575	$(16,633)	$(22,880)

Basic earnings (loss) per common share	$1.21	$(0.69)	$(1.17)
Diluted earnings (loss) per common share	$1.16	$(0.69)	$(1.17)

Weighted-average common shares outstanding:
Basic	27,781	24,107	19,548
Diluted	28,822	24,107	19,548
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,561	$10,829
Accounts receivable, less allowance for doubtful accounts	95,215	89,258
Insurance recoverable - environmental remediation	25,744	30,827
Restricted investments	4,413	12,413
Prepaid expenses and other current assets	11,119	9,878
Income taxes refundable	958	209
Total current assets	154,010	153,414
Property and equipment:
Land and building	480	480
Equipment, furniture and fixtures	47,819	43,093
Leasehold improvements	5,053	4,902
	53,352	48,475
Less accumulated depreciation and amortization	(39,621)	(36,825)
Property and equipment, net	13,731	11,650
Goodwill	24,888	20,886
Investments in and advances to unconsolidated affiliates and construction joint ventures	109	111
Long-term restricted investments	35,265	38,753
Long-term prepaid insurance	34,272	37,410
Other assets	12,853	13,836
Total assets	$275,128	$276,060
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,315	$3,139
Current portion of capital lease obligations	267	—
Accounts payable	30,712	26,510
Accrued compensation and benefits	36,292	28,252
Deferred revenue	18,236	22,709
Environmental remediation liabilities	422	505
Other accrued liabilities	30,315	59,718
Total current liabilities	117,559	140,833
Non-current liabilities:
Long-term debt, net of current portion	3,860	6,037
Capital lease obligations, net of current portion	462	—
Income taxes payable and deferred income tax liabilities	622	4,912
Deferred revenue	79,104	88,865
Environmental remediation liabilities	5,473	5,741
Total liabilities	207,080	246,388
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 28,130,702 and 28,127,220 shares issued and outstanding, respectively, at June 30, 2012, and 27,303,774 and 27,300,292 shares issued and outstanding, respectively, at June 30, 2011	2,813	2,730
Additional paid-in capital	179,402	173,984
Accumulated deficit	(113,680)	(147,255)
Accumulated other comprehensive (loss) income	(184)	429
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	68,318	29,855
Noncontrolling interest	(270)	(183)
Total equity	68,048	29,672
Total liabilities and equity	$275,128	$276,060
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Years ended June 30,	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$33,488	$(9,430)	$(16,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	5,508	4,729	8,049
Stock-based compensation expense	6,550	2,533	1,917
Provision for doubtful accounts	755	1,763	2,344
Arena Towers litigation (reversal) expense	(11,061)	17,278	1,100
Deferred income taxes	(997)	(218)	—
Goodwill and intangible asset impairments	—	—	20,249
Gain on extinguishment of debt	—	—	(1,716)
Other non-cash items	(920)	(66)	469
Changes in operating assets and liabilities:
Accounts receivable	(5,439)	4,479	10,455
Insurance recoverable - environmental remediation	5,083	4,837	(8,285)
Income taxes	(5,195)	923	(2,094)
Restricted investments	9,295	8,549	19,274
Prepaid expenses and other current assets	(1,161)	(822)	1,994
Long-term prepaid insurance	3,138	7,119	3,237
Other assets	(977)	116	227
Accounts payable	4,981	(11,449)	(8,243)
Accrued compensation and benefits	7,443	4,944	(7,454)
Deferred revenue	(13,484)	(18,776)	(14,754)
Environmental remediation liabilities	(351)	(781)	(1,072)
Other accrued liabilities	(17,218)	(3,191)	1,954
Net cash provided by operating activities	19,438	12,537	11,077
Cash flows from investing activities:
Additions to property and equipment	(7,114)	(3,058)	(3,362)
Restricted investments	2,045	1,867	1,334
Acquisition of businesses, net of cash acquired	(3,464)	(13,950)	(100)
Earnout and net working capital payments on acquisitions	(883)	(77)	(656)
Proceeds from sale of land	250	—	—
Proceeds from sale of fixed assets	82	117	126
Investments in and advances to unconsolidated affiliates	(16)	(14)	(19)
Purchases of marketable securities	—	(6,171)	—
Maturities and sales of marketable securities	—	6,171	—
Net cash used in investing activities	(9,100)	(15,115)	(2,677)
Cash flows from financing activities:
Net repayments under revolving credit facility	—	—	—
Payments on long-term debt and other	(8,236)	(3,574)	(4,244)
Payments on capital lease obligations	(27)	—	—
Proceeds from long-term debt and other	4,415	2,559	2,485
Payments of issuance costs related to convertible preferred stock	—	—	(134)
Shares repurchased to settle tax withholding obligations	(760)	(277)	(267)
Proceeds from exercise of stock options	2	—	—
Payments on exchange of stock options	—	(10)	—
Net cash used in financing activities	(4,606)	(1,302)	(2,160)
Increase (decrease) in cash and cash equivalents	5,732	(3,880)	6,240
Cash and cash equivalents, beginning of period	10,829	14,709	8,469
Cash and cash equivalents, end of period	$16,561	$10,829	$14,709
Supplemental cash flow information:
Income taxes paid (refunded)	$2,103	$656	$(2,354)
Future consideration in connection with businesses acquired	768	1,005	—
Assets acquired through capital lease obligations	756	—	—
Interest paid	672	875	990
Capital expenditures included in accounts payable	325	446	176
Issuance of common stock in connection with businesses acquired	266	331	182
Conversion of preferred stock to common stock	—	15,500	—
Subordinated note payable recorded in connection with business acquired	—	900	—
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
In thousands, except share data

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total TRC Shareholders' Equity	Non- Controlling Interest
	Number of Shares	Amount				Number of Shares	Amount			Total Equity
Balance, June 30, 2009	19,357,573	$1,936	$168,459	$(121,434)	$(305)	3,482	$(33)	$48,623	$—	$48,623
Net loss	—	—	—	(16,449)	—	—	—	(16,449)	(125)	(16,574)
Unrealized gain on available-for-sale securities	—	—	—	—	438	—	—	438	—	438
Total comprehensive loss								(16,011)	(125)	(16,136)
Issuance of common stock	47,998	5	177	—	—	—	—	182	—	182
Accretion charges on preferred stock	—	—	(6,431)	—	—	—	—	(6,431)	—	(6,431)
Stock-based compensation	283,763	28	1,889	—	—	—	—	1,917	—	1,917
Shares repurchased to settle tax withholding obligations	(71,324)	(7)	(260)	—	—	—	—	(267)	—	(267)
Directors' deferred compensation	19,525	2	63	—	—	—	—	65	—	65
Balance, June 30, 2010	19,637,535	$1,964	$163,897	$(137,883)	$133	3,482	$(33)	$28,078	$(125)	$27,953
Net loss	—	—	—	(9,372)	—	—	—	(9,372)	(58)	(9,430)
Unrealized gain on available-for-sale securities	—	—	—	—	296	—	—	296	—	296
Total comprehensive income (loss)								(9,076)	(58)	(9,134)
Issuance of common stock in connection with businesses acquired	79,787	8	323	—	—	—	—	331	—	331
Accretion charges on preferred stock	—	—	(7,261)	—	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	465,281	46	2,487	—	—	—	—	2,533	—	2,533
Shares repurchased to settle tax withholding obligations	(99,518)	(10)	(267)	—	—	—	—	(277)	—	(277)
Directors' deferred compensation	11,387	1	36	—	—	—	—	37	—	37
Preferred stock conversion	7,209,302	721	14,779	—	—	—	—	15,500	—	15,500
Cash paid related to option exchange	—	—	(10)	—	—	—	—	(10)	—	(10)
Balance, June 30, 2011	27,303,774	2,730	173,984	(147,255)	429	3,482	(33)	29,855	(183)	29,672
Net income (loss)	—	—	—	33,575	—	—	—	33,575	(87)	33,488
Unrealized loss on available-for-sale securities	—	—	—	—	(142)	—	—	(142)	—	(142)
Less: Reclassification adjustment for gains included in net income	—	—	—	—	(471)	—	—	(471)	—	(471)
Total comprehensive income (loss)	—	—	—	—	—	—	—	32,962	(87)	32,875
Issuance of common stock in connection with businesses acquired	61,387	6	260	—	—	—	—	266	—	266
Exercise of stock options	750	—	2	—	—	—	—	2	—	2
Stock-based compensation	1,055,039	106	6,444	—	—	—	—	6,550	—	6,550
Shares repurchased to settle tax withholding obligations	(298,697)	(30)	(1,327)	—	—	—	—	(1,357)	—	(1,357)
Directors' deferred compensation	8,449	1	39	—	—	—	—	40	—	40
Balance, June 30, 2012	28,130,702	$2,813	$179,402	$(113,680)	$(184)	3,482	$(33)	$68,318	$(270)	$68,048
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
The consolidated financial statements include all the accounts of TRC Companies, Inc., its wholly-owned subsidiaries and Center Avenue Holdings, LLC ("CAH"), a variable interest entity ("VIE") of which the Company is the primary beneficiary (see Note 11). All intercompany balances and transactions have been eliminated in consolidation.
In September 2011, the Company completed the acquisition of The Payne Firm, Inc. ("Payne"). For a more complete discussion see Note 8.
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
The Company has entered into fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price was deposited by the client into a restricted account with an insurer. The funds in the restricted account are held by the insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the Company's consolidated statements of operations. On certain Exit Strategy projects the Company has taken title to the underlying properties in order to facilitate access, remedial construction, performance of operations monitoring and maintenance activities and the overall execution of the cleanup. As these properties are distressed, they have no value.
The Exit Strategy funds held by the insurer, including any interest growth earned thereon, are recorded as an asset (current and long-term restricted investment) on the Company's consolidated balance sheets, with a corresponding liability (current and long-term deferred revenue) related to the funds. Consistent with the Company's other fixed-price contracts, the Company recognizes revenue on Exit Strategy contracts using the percentage-of-completion method. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Certain Exit Strategy contracts were classified as pertaining to either remediation or operation, maintenance and monitoring. In addition, certain Exit Strategy contracts were segmented such that the remediation and operation portion of the contract is separately accounted for from the maintenance and monitoring portion.
Under most Exit Strategy contracts, additional payments were made by the client to the insurer, typically through an insurance broker, for insurance premiums and fees for a policy to cover potential costs in excess of the original estimates and other factors such as third party liability. For Exit Strategy contracts where the Company establishes that (1) costs exceed the contract value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

and interest growth thereon and (2) such costs are covered by insurance, the Company will record an estimated insurance recovery up to the amount of insured costs. An insurance gain, that is, an amount to be recovered in excess of the Company's recorded costs, is not recognized until the receipt of insurance proceeds. Insurance recoveries are reported as insurance recoverables and other income on the Company's consolidated statements of operations. If estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss first becomes known.
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
Cost-Plus Contracts
Cost-Plus Fixed Fee Contracts.   Under the Company's cost-plus fixed fee contracts it charges clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor and non-labor costs it incurs plus the portion of the fixed fee it has earned to date. Revenue is recognized as the Company invoices for its services or in accordance with agreed upon billing schedules.
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
Change Orders/Claims
Change orders are modifications to an original contract that change the provisions of the contract. Change orders typically result from changes in scope, specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work. Claims are amounts in excess of the agreed contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes.
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2012, 2011 and 2010, no revenue related to claims was recognized by the Company.
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
Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the Company has accounted for such costs in a manner inconsistent with Cost Accounting Standards or FAR. The Company's last incurred cost audit was for fiscal year 2004 and resulted in a $14 adjustment.  Incurred cost proposals have been submitted to DCAA for fiscal years 2005 through 2011 and are pending DCAA audit.  Historically the Company has not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.
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
The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Total stock-based compensation expense for fiscal years 2012, 2011 and 2010, was $6,550, $2,533 and $1,917, respectively, which consisted of stock-based compensation expense related to stock option awards, restricted stock awards, restricted stock units and performance stock units. For fiscal year 2012, stock options of 1 shares of the Company's common stock were exercised for proceeds of $2. There were no options exercised during fiscal years 2011 and 2010.
The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. The assumptions used to value stock options granted for fiscal years 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Risk-free interest rate	0.65% - 0.66%	1.57% - 1.81%	1.94% - 2.25%
Expected life	4.0 years	4.0 years	4.0 years
Expected volatility	80.8%	76.6% - 77.0%	72.9% - 75.3%
Expected dividend yield	None	None	None
Weighted-average fair value per share of options granted	$3.14	$2.09	$1.88
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
Goodwill and Other Intangible Assets—In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment tests for its reporting units with recorded goodwill utilizing valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach, as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.
The Company performed its most recent annual goodwill impairment review as of April 27, 2012, and noted the fair value of each of the Company's reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required. As of June 30, 2012, the Company had $24,888 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2012 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
Other intangible assets are included in other assets on the consolidated balance sheets and consist primarily of purchased customer relationships and other intangible assets acquired in acquisitions. The costs of intangible assets with determinable useful lives are amortized on a basis approximating the economic value derived from those assets. The Company reviews the economic lives of its intangible assets annually.
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
Preferred Stock—The Company applies the guidance in ASC Topic 480, Distinguishing Liabilities from Equity ("ASC Topic 48"), and Accounting Standards Update ("ASU") 2009-04, Accounting for Redeemable Equity Instruments ("ASU 2009-04"), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value in accordance with ASC Topic 480. The Company does not have any preferred shares subject to mandatory redemption. Preferred shares not subject to ASC Topic 480 are subject to the classification and measurement principles of ASU 2009-04. In accordance with ASU 2009-04, the Company classified its convertible preferred stock, which was subject to redemption upon the occurrence of a liquidation or sale, events not solely within the Company's control, as temporary equity. Because a liquidation or sale was not probable as of June 30, 2010, an adjustment from the preferred stock's carrying amount to the redemption amount was not required. The preferred stock converted to common stock on December 1, 2010 and therefore as of June 30, 2011 was not subject to the classification and measurement principles of ASU 2009-04.
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

Asset Category	Estimated Useful Life
Building	30 years
Equipment, furniture and fixtures	3 - 10 years
Leasehold improvements and assets under capital leases	Lesser of the estimated useful life or the term of the lease

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. There were no events or changes in circumstances that would indicate the fair value of property and equipment was reduced to below its carrying value during fiscal year 2012, and therefore property and equipment were not assessed for impairment. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.
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
Variable Interest Entities ("VIE's").  VIE's are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with ASC Topic 810, the Company consolidates the CAH VIE of which it is the primary beneficiary.
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

Company maintains insurance coverage for various aspects of its business and operations, however the Company has elected to retain a portion of losses that may occur through the use of substantial deductibles, exclusions and retentions under our insurance programs. This practice may subject the Company to some future liability for which it is only partially insured or is completely uninsured. In accordance with ASC Topic 450, Contingencies,("ASC Topic 450") the Company records in its consolidated balance sheets amounts representing its estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. The Company undertakes an overall assessment of risk, and if the estimate of a probable loss is a range, and no amount within the range is a more reasonable estimate, the Company accrues the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of changes in the expenses relating to those contingencies. Additional expenses could potentially have a material impact on the Company's business, financial condition, results of operations or cash flows.
Restricted Investments—Current and long-term restricted investments relate primarily to the Company's Exit Strategy contracts. Under the terms of the majority of Exit Strategy contracts, the contract proceeds were paid by the client to an insurer at inception. A portion of these proceeds, generally five to ten percent, were remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, were deposited into a restricted investment account with the insurer and are used to pay the Company as services are performed. Upon expiration of the related insurance policies, any remaining funds are remitted to the Company as provided in the policy. The deposited funds are recorded as restricted investments with a corresponding amount shown as deferred revenue on the Company's consolidated balance sheets. The current portion of the restricted investments represents the amount the Company estimates it will collect from the insurer over the next year.
As of June 30, 2012 and 2011, $33,599 and $43,585, respectively, of the restricted investments represent deposits which earn interest at the one-year constant maturity U.S. Treasury Bill rate, which rate is reset on the anniversary of each policy. As of June 30, 2012 and 2011 the one-year constant maturity U.S. Treasury Bill rate for such deposits ranged from 0.09% to 0.30% and from 0.19% to 0.47% respectively.
Properties Available for Sale—Included in other assets are certain properties acquired in connection with certain Exit Strategy contracts that are available for sale in the amounts of $5,844 and $6,844 as of June 30, 2012 and 2011, respectively. The properties were recorded at fair value upon acquisition.
In cases where the Company does not expect to recover its carrying costs on properties available for sale, the Company reduces its carrying value to the fair value less costs to sell. During fiscal years 2012, 2011 and 2010, no impairment losses were recognized.
Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over its estimated useful life. In accordance with ASC Subtopic 350-40, Internal-Use Software, the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. During fiscal years 2012, 2011 and 2010, capitalized software was amortized over three to five years.
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
Self-Insurance Reserves—The Company has been self-insured for certain losses related to workers' compensation and employee medical benefits. Costs for self-insurance claims are accrued based on known claims and historical experience. Management believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop-loss contracts with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the amount recorded. Once the stop-loss limit is reached for a given loss, the Company records a recoverable based on the terms of the self-insured plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

Environmental Remediation Liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with ASC Topic 405, Liabilities, upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability resulting from the completion of the capital phase is included in insurance recoverables and other income. During fiscal years 2012, 2011 and 2010, no such income was recorded.
If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to ASC Topic 410 Asset Retirement and Environmental Obligations ("ASC Topic 410"). Environmental remediation liabilities recorded pursuant to ASC Topic 410 are discounted when the amount and timing of the clean-up activities can be reliably determined. As of June 30, 2012 and 2011, the environmental liability for one project was discounted as the amount and timing of the remaining monitoring activities could be reliably determined. A discount of $378 and $384 was calculated using a risk-free discount rate of 4.1% and 3.9% as of June 30, 2012 and 2011, respectively. Estimated remediation costs for clean-up activities are based on experience, site conditions and the remedy selected. The liability is regularly adjusted as estimates are revised and as cleanup proceeds. Actual results could differ materially from those estimates. The undiscounted environmental liability as of June 30, 2012 and 2011 was $6,271 and $6,629, respectively.
Employee Benefit Plan—The Company has a 401(k) savings plan covering substantially all employees. The Company's matching formula has two components. The basic match is up to 50% of each Participant's first 4% of contributed compensation, and the discretionary match of up to another 1% of contributed compensation is based on the Company's performance for the previous fiscal year. In fiscal years 2012, 2011 and 2010, the Company's contributions to the plan were approximately $4,482, $3,594 and $2,834, respectively. The Company does not provide post-employment or other post-retirement benefits.
Comprehensive Income (Loss)—The Company reports comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that are not the result of transactions with owners.
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
For fiscal years 2011 and 2010, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. The holders of the convertible preferred stock did not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for fiscal years 2011 and 2010 were not allocated to the convertible preferred stock. Because the effects were anti-dilutive, 7 preferred shares were excluded from the calculation of diluted EPS for each of fiscal years 2011 and 2010 (prior to conversion). The preferred stock converted to common stock on December 1, 2010, resulting in the inclusion of 4,205 shares in the basic weighted-average shares outstanding for the fiscal year ended June 30, 2011. Because the effects were anti-dilutive, 3,004 of the 7,209 common shares from the preferred stock conversion on December 1, 2010 were excluded from the calculation of diluted EPS for the fiscal year ended June 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

The following table sets forth the computations of basic and diluted EPS for the fiscal years ended June 30:

	2012	2011	2010
Net income (loss) applicable to TRC Companies, Inc.	$33,575	$(9,372)	$(16,449)
Accretion charges on preferred stock	—	(7,261)	(6,431)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$33,575	$(16,633)	$(22,880)

Basic weighted-average common shares outstanding	27,781	24,107	19,548
Effect of dilutive stock options and restricted stock	1,041	—	—
Diluted weighted-average common shares outstanding	28,822	24,107	19,548

Earnings (loss) per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings (loss) per common share	$1.21	$(0.69)	$(1.17)
Diluted earnings (loss) per common share	$1.16	$(0.69)	$(1.17)
Anti-dilutive stock-based awards excluded from the calculation	1,932	2,655	2,810
Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, restricted investments, insurance recoverables, and investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs credit evaluations of its clients as required and maintains an allowance for estimated credit losses.
Fair Value of Financial Instruments—Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's revolving credit facility and subordinated notes payable as of June 30, 2012 and 2011, approximate fair value because the interest rates on the instruments change with market interest rates or because of the short term nature of their maturities. The carrying amount of the Company's remaining notes payable as of June 30, 2012 and 2011 approximate fair value as either the fixed interest rates approximate current rates for these obligations or the remaining term is not significant.
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
New Accounting Pronouncements—In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02,   Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment   ("ASU 2012-02"). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. This standard will become effective for the Company beginning July 1, 2013. The Company is currently evaluating the impact this update may have on its indefinite-lived intangibles impairment testing. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, ("ASU 2011-11"). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment, ("ASU 2011-08"), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for the Company in fiscal year 2013 beginning July 1, 2012 but is eligible for early adoption. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, ("ASU 2011-05"). ASU 2011-05 requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011 , the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05, ("ASU 2011-12"). The amendments in ASU 2011-12 defer certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of ASU 2011-05 and ASU 2011-12 is effective for the Company in fiscal year 2013 beginning July 1, 2012 but is eligible for early adoption. The Company is currently evaluating the effect of the presentation options of ASU 2011-05 and ASU 2011-12 on its financial statement presentation of comprehensive income.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company prospectively beginning January 1, 2012. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets were measured on a recurring basis as of June 30, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,261	$—	$3,261
Certificates of deposit	—	452	—	452
Municipal bonds	—	790	—	790
Corporate bonds	—	562	—	562
Money market accounts	983	—	—	983
Total assets	$983	$5,065	$—	$6,048

Contingent consideration	$—	$—	$873	$873
Total liabilities	$—	$—	$873	$873
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,940	$—	$3,940
Certificates of deposit	—	1,507	—	1,507
Corporate bonds	—	827	—	827
Money market accounts	—	667	—	667
U.S. government obligations	411	—	—	411
Total assets	$411	$6,941	$—	$7,352

Contingent consideration	$—	$—	$362	$362
Total liabilities	$—	$—	$362	$362
The Company's long-term debt is not measured at fair value in the consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available. At June 30, 2012 and 2011 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of June 30, 2012 and 2011 are included within current and long-term restricted investments on the consolidated balance sheets.
As of June 30, 2012 and 2011, $983 and $411, respectively, of the restricted investments represented deposits in money market accounts and U.S. Treasury Notes under escrow arrangements. The carrying value of these investments approximated the fair market value as of such dates. Additionally, mutual funds, bonds, certificates of deposit and U.S. Treasury Notes under escrow arrangements with a cost of $5,211 and a fair value of $5,065, respectively, as of June 30, 2012 and a cost of $6,492 and a fair value of $6,941, respectively, as of June 30, 2011 are also included in restricted investments. These investments are recorded at fair value with changes in unrealized appreciation reported as a separate component of equity. During fiscal years 2012, 2011 and 2010, realized gains of $471, $124 and $0 were reported, respectively. If the Company determines that any unrealized losses are other than temporary, they will be charged to earnings. Total losses for securities with net losses in accumulated other comprehensive income were $789, $68 and $139 in fiscal years 2012, 2011 and 2010, respectively. Total gains for securities with net gains in accumulated other comprehensive income were $176, $364 and $577 in fiscal years 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

The restricted investments under escrow arrangements earned dividends and interest of approximately $189, $229 and $258 during fiscal years 2012, 2011 and 2010, respectively, which are recorded as income and reflected as an operating activity in the consolidated statements of cash flows.
The Company's contingent consideration liabilities, included in other accrued liabilities on the consolidated balance sheets, are associated with the acquisitions made in fiscal years 2012 and 2011. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached.  There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities.  As such, the contingent consideration is classified within Level 3, as described above.
In connection with the Level 3 estimates of the fair value of the contingent consideration, the Company developed various scenarios (base case, upside case, and downside case) and weighted each case according to the probability of occurrence.  The contingent consideration measurements include a weighted probability of achievement ranging from 0% to 100%, and a discount rate of approximately 5%.  The maximum aggregate amount which can be achieved is $1,825, over a maximum term through September 2015.  The table below presents a rollforward of the contingent consideration liabilities valued using Level 3 inputs:

Balance at June 30, 2011	$362
Additions for 2012 acquisitions	1,080
Reduction of liability for payments made	(100)
Reduction of liability related to re-measurement of fair value	(469)
Balance at June 30, 2012	$873
Assets Measured at Fair Value on a Non-Recurring Basis as of June 30, 2012
Certain assets were measured at fair value on a non-recurring basis and are not included in the discussion above. These assets include the assessment of the recoverability of goodwill and certain intangible assets as of each fiscal April month-end or more frequently if events or changes in circumstances indicate that goodwill might be impaired.
In determining the fair value of goodwill, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach and the guideline transaction approach as the best evidence of fair value. These fair value methods all included level 3 inputs within the fair value hierarchy.
Note 4. Accounts Receivable
The current portion of accounts receivable as of June 30, 2012 and 2011 were comprised of the following:

	2012	2011
Billed	$54,582	$58,740
Unbilled	47,939	38,832
Retainage	3,846	3,245
	106,367	100,817
Less allowance for doubtful accounts	(11,152)	(11,559)
	$95,215	$89,258
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 4. Accounts Receivable (Continued)

Rollforward of allowance for doubtful accounts reserves is as follows:

			Additions
Year	Description	Balance at beginning of period	Charged to costs and expenses	Other (1)	Deductions (2)	Balance at end of period
2012	Allowance for doubtful accounts	$(11,559)	(755)	(167)	1,329	$(11,152)
2011	Allowance for doubtful accounts	$(9,913)	(1,763)	(729)	846	$(11,559)
2010	Allowance for doubtful accounts	$(10,015)	(2,344)	—	2,446	$(9,913)
______________________________

(1)	Allowance for acquired and disposed businesses.

(2)	Uncollectible accounts written off, net of recoveries.

Note 5. Long-Term Prepaid Insurance
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

Note 6. Other Accrued Liabilities
As of June 30, 2012 and 2011, other accrued liabilities were comprised of the following:

	2012	2011
Contract costs and loss accruals	$18,258	$22,450
Legal cases and costs accruals	5,103	26,050
Lease obligations	2,547	2,495
Other	4,407	8,723
	$30,315	$59,718

Note 7. Deferred Revenue
Deferred revenue represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue during the next fiscal year.
Note 8. Acquisitions
Fiscal Year 2012 Acquisition

On September 3, 2011, the Company acquired 100% of the stock of privately-held The Payne Firm, Inc. ("Payne") through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne has been integrated into the Company's business processes and systems as a part of the Company's Environmental operating segment. The purchase price of approximately $4,778 consisted of cash of $3,500 payable at closing, 61 shares of the Company's common stock valued at $266 (based on the closing price of the Company's common stock on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 8. Acquisitions (Continued)

date of the transaction), future earnout consideration with an estimated fair value of $855, and a net working capital adjustment of $157. Goodwill of $3,889, and other intangible assets of $803 were recorded as a result of this acquisition. The goodwill is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

Fiscal Year 2011 Acquisitions
On June 6, 2011, the Company acquired the Environmental Business Unit of RMT, Inc. ("RMT-EBU"), a subsidiary of Alliant Energy, headquartered in Madison, Wisconsin. RMT-EBU specializes in consulting, development, engineering and construction through remediation and restoration; environmental, health and safety management; air pollution control; and solid waste management. RMT-EBU consists of approximately 200 consultants and ten primary locations. RMT-EBU was integrated into the Company's business processes and systems as a part of the Company's Environmental operating segment. The purchase price of approximately $13,894 consisted of cash of $13,250 paid at closing and a working capital adjustment of $643. Goodwill of $4,173, all of which is expected to be tax deductible, and other intangible assets of $3,800 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of RMT-EBU. RMT-EBU contributed $2,180 of gross revenue, $1,537 of net service revenue and a net loss of $41 to the Company for the period from June 6, 2011 through June 30, 2011.
On February 25, 2011, the Company acquired 100% of the stock of privately-held Alexander Utility Engineering, Inc. ("AUE") through a combination of cash, stock and subordinated debt. Headquartered in San Antonio, Texas, AUE is a professional engineering and design firm that specializes in providing a range of services to the electric utility marketplaces. AUE is integrated into the Company's business processes and systems as a part of the Company's Energy operating segment. The purchase price of approximately $2,293 consisted of cash of $700 payable at closing, a $900 subordinated note, 80 shares of the Company's common stock valued at $331 (based on the closing price of the Company's common stock on the date of the transaction), and future earnout consideration with an estimated fair value of $362. Goodwill of $1,843, none of which is expected to be tax deductible, and other intangible assets of $549 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of AUE. The Company recorded the initial fair value of the contingent consideration liabilities which were calculated based on a weighted probability assessment. The contingent consideration liabilities will continue to be measured at fair value at the end of each reporting period. Acquisition related transaction costs were not material and were included in general and administrative expenses. AUE contributed $1,079 of gross revenue, $867 of net service revenue and a net loss of $167 to the Company for the period from February 25, 2011 through June 30, 2011.
The gross amount of trade receivables due under contracts acquired during the fiscal year ended June 30, 2011, is $9,610, of which $729 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.
The unaudited proforma financial information summarized in the following table gives effect to the RMT-EBU and AUE acquisitions and assumes they occurred on July 1, 2010, the earliest period presented:

	For the year ended June 30,
	2011	2010

Gross revenue	$372,263	$384,507
Net service revenue	274,764	265,107
Net loss applicable to TRC Companies, Inc.'s common shareholders	(15,044)	(27,189)

The unaudited proforma financial information does not assume any impacts from revenue, cost or other operating synergies that are expected as a result of the acquisitions. Proforma adjustments have been made to reflect amortization of the identifiable intangible assets for the related periods. Identifiable intangible assets are being amortized on a basis approximating the economic value derived from those assets. The unaudited proforma financial information above does not purport to present what actual results would have been had the acquisitions in fact occurred at the beginning of fiscal year 2010, nor does the information project results for any future period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 8. Acquisitions (Continued)

The Company has calculated the fair value of the tangible and intangible assets acquired to allocate the purchase price as of the acquisition date. The excess of the purchase price over the aggregate fair values was recognized as goodwill. A summary of the cumulative consideration paid and the allocation of the purchase price of fiscal year 2011 acquisitions is as follows:

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
		$16,186
During fiscal years 2012, 2011 and 2010, the Company made additional purchase price cash payments of $883, $77 and $656, respectively, related to acquisitions completed in the current and prior years. The additional purchase price payments were earned as a result of the final determination of working capital adjustments and the acquired entities achieving financial objectives pursuant to contingent consideration arrangements.
Note 9. Goodwill and Other Intangible Assets
The Company performed its most recent annual goodwill impairment review as of April 27, 2012, and noted the fair value of each of the Company's reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required. As of June 30, 2012, the Company had $24,888 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2012 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
In performing the fiscal year 2012 and 2011 goodwill assessments, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company in both fiscal 2012 and 2011 was 50% discounted cash flows, 40% guideline company approach and 10% guideline transaction approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Energy operating segment reporting unit is the level of investment electric utilities will make to upgrade the electric transmission grid over the next several years. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Environmental operating segment reporting units is the projected increase in capital spending on oil and gas pipelines, energy exploration and distribution projects, and new electric generation sources.
Virtually all of the assumptions used in the Company's models are susceptible to change due to national and regional economic conditions as well as competitive factors in the industry in which the Company operates. The forecasted cash flows the Company uses are derived from the annual long-range planning process that it performs and presents to its Board of Directors. In this process, each reporting unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to five years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted-average cost of capital and are then adjusted for "plan risk" (the risk that a business will fail to achieve its forecasted results). Finally, a growth factor beyond the three to five-year period for which cash flows are planned is selected based on expectations of future economic conditions. While the Company believes the estimates and assumptions it uses are reasonable, various economic factors could cause the results of its goodwill testing to vary significantly.
The changes in the carrying amount of goodwill for fiscal year 2012 by operating segment are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

Identifiable intangible assets as of June 30, 2012 and 2011 are included in other assets on the consolidated balance sheets and were comprised of:

	June 30, 2012			June 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$5,137	$(562)	$4,575	$4,275	$(125)	$4,150
Contract backlog	11	(7)	4	258	(55)	203
	5,148	(569)	4,579	4,533	(180)	4,353

With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$5,574	$(569)	$5,005	$4,959	$(180)	$4,779
Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately seven years. The weighted-average periods of amortization by intangible asset class is approximately seven years for customer relationships and six months for contract backlog. The amortization of intangible assets for fiscal years 2012, 2011 and 2010 were $690, $155 and $1,928, respectively. During fiscal year 2010, the Company accelerated the amortization of certain customer relationship assets primarily due to the departure of certain key employees. This resulted in $1,647 of additional amortization during fiscal year 2010, of which $1,629 and $18 related to reporting units within the Environmental and Energy operating segments, respectively. Estimated amortization of intangible assets for future periods is as follows: fiscal year 2013 - $881; fiscal year 2014 - $1,092; fiscal year 2015 - $968; fiscal year 2016 - $727; fiscal year 2017 - $539 and thereafter - $372.
On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during fiscal year 2012, and therefore intangible assets were not assessed for impairment.
Note 10. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2012 and 2011 were comprised of the following:

	2012	2011
Revolving credit facility	$—	$—
Subordinated debt:
Federal Partners note payable	—	5,000
CAH note payable	2,448	2,450
AUE note payable	450	900
Other notes payable	1,906	277
Lease financing obligations	371	549
Capital lease obligations	729	—
	5,904	9,176
Less current portion	(1,582)	(3,139)
Long-term debt and capital lease obligations	$4,322	$6,037

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 10. Long-Term Debt and Capital Lease Obligations (Continued)

Revolving Credit Facility
The Company and substantially all of its subsidiaries (the "Borrower"), have entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, most recently as of February 28, 2012, provides the Borrower with a senior revolving credit facility of up to $65,000 (which includes an uncommitted $15,000 syndication reserve) based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2014. Any amounts outstanding under the Credit Agreement bear interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.
Under the Credit Agreement, the Company must maintain average monthly backlog of $190,000 and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. A fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 days average basis, is less than $20,000, or at any point during the most recent fiscal quarter, is less than $15,000. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $3,000, $6,000, $10,000 and $12,500, for the three months ended September 30, 2011, the six months ended December 31, 2011, the nine months ended March 31, 2012 and the twelve months ended June 30, 2012, respectively, and $12,500 for each 12 month period ending each fiscal quarter thereafter. The Credit Agreement limits maximum annual capital expenditures to $7,500 for fiscal year 2012 and $8,500 for fiscal year 2013. The Company can issue up to $15,000 in letters of credit under the Credit Agreement.
As of June 30, 2012 and 2011, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4,239 and $3,768 as of June 30, 2012 and 2011, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $49,130 and $35,000 as of June 30, 2012 and 2011, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $44,891 and $31,232 as of June 30, 2012 and 2011, respectively.
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
CAH Note Payable
In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, the Company entered into a modification of the credit agreement that (i) reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the modification followed by a second principal payment of $250 made on December 1, 2010 and (ii) extended the maturity date of the loan from January 31, 2010 until April 1, 2011. The Company has entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in November 2011, which extended the maturity date until October 1, 2013 (See Note 11). As of June 30, 2012, the balance outstanding under this loan was $2,448.
AUE Note Payable
In February 2011, in connection with the purchase of AUE, the Company entered into a two year subordinated promissory note with the seller pursuant to which the Company agreed to pay $900. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $450 on each of the first and second anniversaries of the note. As of June 30, 2012, the balance outstanding under this loan was $450.
Other Notes Payable
In March 2012, the Company financed $2,195 for a three year software licensing agreement payable in twelve equal quarterly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 10. Long-Term Debt and Capital Lease Obligations (Continued)

installments of approximately $190 each, including a finance charge of 2.74%. As of June 30, 2012, the balance outstanding under this agreement was $1,829.
In July 2011, the Company financed $2,381 of insurance premiums payable in nine equal monthly installments of approximately $267 each, including a finance charge of 2.34%. As of June 30, 2012, the balance has been repaid.
Capital Lease Obligations
In fiscal year 2012 the Company financed $756 of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2014 and 2015. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the consolidated statements of operations. The cost of assets under capital leases was $756, and accumulated amortization was $48 at June 30, 2012. The average interest rates on the capital leases is 2.6% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit rate of the respective lease.
Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments as of June 30, 2012 were as follows:

Fiscal Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2013	$1,171	$144	$267	$1,582
2014	3,193	97	253	3,543
2015	416	97	209	722
2016	24	33	—	57
2017	—	—	—	—
Thereafter	—	—	—	—
	$4,804	$371	$729	$5,904

Note 11. Variable Interest Entity
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 11. Variable Interest Entity (Continued)

The following table sets forth the assets and liabilities of CAH included in the consolidated balance sheets of the Company:

	June 30, 2012	June 30, 2011
Current assets:
Cash and cash equivalents	$34	$17
Restricted investments	63	63
Total current assets	97	80
Other assets	4,344	4,344
Total assets	$4,441	$4,424
Current liabilities:
Current portion of long-term debt	$—	$2,450
Environmental remediation liabilities	20	—
Other accrued liabilities	13	13
Total current liabilities	33	2,463
Long-term debt, net of current portion	2,448	—
Long-term environmental remediation liabilities	27	50
Total liabilities	$2,508	$2,513
The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of fiscal year 2012, the Company has provided approximately $1,233 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 10). Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH's obligations as they become due.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 13. Federal and State Income Taxes (Continued)

Note 13. Federal and State Income Taxes
The federal and state income tax benefit (provision) for fiscal years 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
Current:
Federal	$3,990	$(644)	$4,283
State	(1,031)	(634)	(73)
Foreign	(26)	(67)	—
Total current	2,933	(1,345)	4,210

Deferred:
Federal	879	208	—
State	118	10	—
Total deferred	997	218	—
Total benefit (provision)	$3,930	$(1,127)	$4,210
The $997 deferred tax benefit realized in fiscal year 2012 was as a result of the reduction in the valuation allowance due to the acquisition of Payne. Pursuant to ASC Topic 805, Business Combinations, the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition is recorded in the acquiring company's financial statements outside of acquisition accounting.
Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30, 2012 and 2011:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

	2012	2011
Current deferred income tax assets and (liabilities):
Allowance for doubtful accounts	$4,225	$4,406
Vacation pay accrual	2,913	2,649
Bonus accrual	4,385	3,535
Contract loss reserves	1,188	962
Other accruals	2,101	2,006
Total deferred income tax assets	14,812	13,558

Unearned revenue	(1,421)	(2,681)
Other liabilities	(107)	—
Total deferred income tax liabilities	(1,528)	(2,681)

Valuation allowance	(12,772)	(12,238)
Net current deferred income tax assets (liabilities)	512	(1,361)

Long-term deferred income tax (liabilities) and assets:
Loss carryforwards	4,697	8,986
Capital loss carryforwards	222	1,189
Goodwill and intangible asset amortization	3,480	5,530
Legal reserve	657	8,377
Stock-based compensation expense	4,277	3,304
Other long-term assets	1,582	2,754
Total long-term deferred income tax assets	14,915	30,140

Depreciation	(1,767)	(1,539)
Revenue recognition on long-term contracts	(574)	—
Other long-term liabilities	(212)	—
Total long-term deferred income tax liabilities	(2,553)	(1,539)

Valuation allowance	(12,874)	(27,240)
Net long-term deferred income tax (liabilities) assets	(512)	1,361

Net deferred income tax assets	$—	$—
During the year ended June 30, 2008, the Company determined that it was more likely than not that its net deferred tax assets would not be realized as a result of insufficient expected future taxable income generated from pretax book income. Accordingly, a valuation allowance was recorded during fiscal year 2008 to fully reserve for all of the Company's net deferred tax assets.
In conjunction with the Company's ongoing review of its actual results and anticipated future earnings, the Company assesses the possibility of reversing the valuation allowance remaining on its net deferred tax assets. Based upon this ongoing assessment, a reversal of the valuation allowance could occur during fiscal year 2013 or subsequent years. The required accounting for the reversal could involve significant tax amounts and it would result in an increase to net income and EPS in the quarter in which it was deemed appropriate to reverse the reserve.
As of June 30, 2012, prior to the consideration of the Company's uncertain tax positions, the Company had approximately $14,319 and $27,749 of federal and state loss carryforwards, respectively, expiring at various dates through fiscal year 2031. As of June 30, 2011, prior to the consideration of the Company's uncertain tax positions, the Company had approximately $27,611 and $41,197 of federal and state loss carryforwards, respectively, expiring at various dates through fiscal year 2030.
The Company has a tax benefit of approximately $3,062 related to the exercise of non-qualified stock options. Pursuant to ASC Topic 718 the benefit will be recognized and recorded as an addition to additional paid-in capital when the benefit is realized through the reduction of taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 13. Federal and State Income Taxes (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	7.1	(6.0)	2.0
Valuation allowance	(46.7)	(33.3)	(14.8)
Permanent portion of goodwill impairment	—	—	(22.1)
Recognition of uncertain tax positions	(11.1)	—	—
Interest on potential tax liabilities	—	(8.7)	7.3
Federal income tax refund	—	0.9	13.5
Expiration of capital loss	3.1	—	—
Other, net	(0.7)	(1.6)	(0.5)
Effective income tax rate	(13.3)%	(13.7)%	20.4%
The following represents a summary of the Company's uncertain tax positions:

	2012	2011	2010
Unrecognized tax benefits, beginning of year	$10,822	$13,377	$17,711
Decreases for tax positions related to prior years	(9,566)	—	(2,856)
Decreases for tax positions taken during the year	—	(2,481)	(1,090)
Increases for tax positions taken during the year	68	—	—
Reductions due to settlement with Revenue Agencies	—	(74)	(388)
Reduction due to statute of limitation expirations	(584)	—	—
Unrecognized tax benefits, end of year	$740	$10,822	$13,377
ASC Topic 740, Income Taxes, requires a company to show the liability associated with the unrecognized tax benefit be reported on a gross basis. As such, the ending balance of the unrecognized tax benefits will not agree to the liability recorded on the consolidated balance sheets.
The Company reached a settlement agreement with the U.S. Internal Revenue Service for the fiscal years 2003 through 2008 which was approved and accepted by the Joint Committee during the second quarter of fiscal year 2012. The Company received the refund of approximately $111 in taxes and interest.
As of June 30, 2012, the total amount of gross unrecognized tax benefits was $740, of which $42 if recognized, would impact the Company's effective tax rate.
The Company does not expect significant changes in the unrecognized tax benefit balance in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The total amount of interest and penalties recognized in the consolidated statements of operations was a benefit of $265 and an expense of $29 for fiscal years 2012 and 2011, respectively. As of June 30, 2012 and 2011, the total accrued interest and penalties recognized on the consolidated balance sheets are $68 and $332, respectively.
The Company is subject to U.S. Federal Income Tax as well as income tax of certain state and foreign jurisdictions. The periods from June 30, 2009 to June 30, 2012 remain open to examination by the U.S. Internal Revenue Service and state authorities. In addition, for federal and state purposes, the tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 14. Lease Commitments
The Company had commitments as of June 30, 2012 under non-cancelable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with ASC Subtopic 840-20, Operating Leases. Such rental expense in excess of the cash paid is recognized as deferred rent as of June 30, 2012. Rental expense, net of sublease income, charged to operations in fiscal years 2012, 2011 and 2010 was approximately $12,770, $10,293 and $11,384, respectively.
Minimum operating lease obligations payable in future fiscal years are as follows:

2013	$10,964
2014	9,208
2015	7,794
2016	6,389
2017	4,607
2018 and thereafter	10,352
$49,314

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
(b) Stock-Based Compensation
Stock-Based Award Plans
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
Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's").
The Restated Plan:  Pursuant to amendments approved by the Company's shareholders on July 20, 2009, shares available or that become available for grant under the Restated Plan are available for grant under the 2007 Plan, and no new grants will be made under the Restated Plan. As such, there were no shares available for grants under the Restated Plan as of June 30, 2012.
The 2007 Plan:  The 2007 Plan was originally approved by the Company's shareholders in May 2007 and amended and restated as of July 20, 2009. As of June 30, 2012, the Company had reserved a total of 3,500 shares of common stock for issuance under the 2007 Plan. In addition, any shares subject to outstanding awards that expire unexercised or any unvested shares that are forfeited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Equity (Continued)

under the Restated Plan will be available for reissuance under the 2007 Plan, which amount was 1,959 in total through fiscal year 2012. The Company may generally grant six types of awards under the 2007 Plan: restricted stock awards and restricted stock units, stock options (including both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code and non-qualified options), phantom stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the Compensation Committee of the Board of Directors may, in its discretion, make other awards. The 2007 Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 300. Stock options granted under the 2007 Plan generally vest ratably over four years and expire seven years from the date of grant. As of June 30, 2012, 1,152 shares remained available for grants under the 2007 Plan.
Stock-Based Compensation
The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During fiscal years 2012, 2011 and 2010, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the consolidated statements of operations as follows:

	2012	2011	2010
Cost of services	$1,556	$1,061	$845
General and administrative expenses	4,994	1,472	1,072
Total stock-based compensation expense	$6,550	$2,533	$1,917

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Equity (Continued)

Stock Options
A summary of stock option activity for fiscal years ended 2012, 2011 and 2010 under the Plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at June 30, 2009 (1,493 exercisable)	1,953	$11.71
Options granted	16	3.34
Options forfeited	(30)	9.19
Options expired	(455)	11.05
Outstanding options at June 30, 2010 (1,231 exercisable)	1,484	11.88
Options granted	11	3.65
Options forfeited	(419)	13.39
Options expired	(153)	12.80
Outstanding options at June 30, 2011 (805 exercisable)	923	10.94
Options granted	6	5.33
Options exercised	(1)	2.93
Options forfeited	(1)	1.41
Options expired	(140)	19.37
Outstanding options at June 30, 2012	787	$9.41	2.9	$322
Options exercisable at June 30, 2012	751	$9.68	2.8	$235
Options vested and expected to vest at June 30, 2012	786	$9.42	2.9	$320
Shares available for future grants	1,152
The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of June 30, 2012 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.08 as of June 30, 2012. The total intrinsic value of options exercised in fiscal year 2012 was $2. The total cash received from option exercises was $2 in fiscal year 2012, and there was no tax benefit realized by the Company. There were no options exercised during fiscal years 2011 and 2010.
As of June 30, 2012, there was $51 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.4 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Equity (Continued)

The following table summarizes additional information about stock options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable			Options Vested and Expected to Vest
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
$ 1.41 - $ 2.63	14	$2.03	4.4	10	$1.95	4.2	14	$2.03	4.4
2.76 - 4.15	94	3.51	3.6	68	3.53	3.3	93	3.51	3.6
4.35 - 6.55	111	5.89	2.7	105	5.93	2.5	111	5.90	2.7
6.78 - 10.50	239	9.44	3.6	239	9.44	3.6	239	9.44	3.6
10.93 - 17.00	309	12.19	2.3	309	12.19	2.3	309	12.19	2.3
17.84 - 18.62	20	18.44	1.6	20	18.44	1.6	20	18.44	1.6
$ 1.41 - $18.62	787	$9.41	2.9	751	$9.68	2.8	786	$9.42	2.9
Restricted Stock Awards
Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.
A summary of non-vested RSA activity for fiscal years 2012, 2011 and 2010 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested awards at June 30, 2009	878	$3.89
Awards granted	55	2.84
Awards vested	(231)	4.31
Awards forfeited	(95)	3.69
Non-vested awards at June 30, 2010	607	3.67
Awards granted	5	3.59
Awards vested	(212)	4.00
Awards forfeited	(1)	11.47
Non-vested awards at June 30, 2011	399	3.47
Awards granted	11	3.60
Awards vested	(213)	3.96
Awards forfeited	(4)	3.41
Non-vested awards at June 30, 2012	193	$2.94
RSA grants totaled 11, 5 and 55 shares at a weighted-average grant date fair value of $38, $18 and $158 during fiscal years 2012, 2011 and 2010, respectively. The total fair value of RSA's vested during fiscal years 2012, 2011 and 2010 was $958, $617 and $997, respectively.
As of June 30, 2012, there was $189 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Equity (Continued)

RSU's is determined based on the closing market price of the Company's common stock on the grant date.
A summary of non-vested RSU activity for fiscal years 2012, 2011 and 2010 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units at June 30, 2009	—	$—
Units granted	715	3.49
Units vested	(52)	3.08
Units forfeited	(46)	3.59
Non-vested units at June 30, 2010	617	3.51
Units granted	799	2.69
Units vested	(253)	3.29
Units forfeited	(1)	1.98
Non-vested units at June 30, 2011	1,162	3.00
Units granted	683	4.91
Units vested	(414)	3.17
Units forfeited	(7)	3.31
Non-vested units at June 30, 2012	1,424	$3.87
RSU grants totaled 683, 799, and 715 shares at a weighted-average grant date fair value of $3,358, $2,153 and $2,492 during fiscal years 2012, 2011 and 2010, respectively. The total fair value of RSU's vesting during fiscal years 2012, 2011 and 2010, was $1,569, $824 and $162, respectively.
As of June 30, 2012, there was $4,148 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.5 years.
Effective July 1, 2011, the Company entered into a Third Amended and Restated Employment Agreement (the "Employment Agreement") with Christopher P. Vincze, pursuant to which Mr. Vincze will remain in his current position as Chairman of the Board of Directors and Chief Executive Officer of the Company. In connection with the Employment Agreement, 300 RSU's were granted on July 1, 2011 (the "2012 Award") and 300 RSU's were granted on July 1, 2012 (the "2013 Award"), all of which were deemed effective July 1, 2011 for compensation expense recognition. Forty percent of the shares of common stock subject to the RSU's contain time-based vesting restrictions and the remaining sixty percent are subject to performance-based vesting restrictions. The time-based vesting component of the 2012 Award will vest in equal one-fourth increments on July 1 of 2012, 2013, 2014, and 2015; and the time-based vesting component of the 2013 Award will vest in equal one-third increments on July 1 of 2013, 2014, and 2015. The performance-based vesting components of both RSU's vest in their entirety based on earnings per share ("EPS") for the Company's fiscal year ending June 30, 2014 (or an earlier trailing four-quarter period) (the "FY 2014 Target"). If the FY 2014 Target is not achieved prior to July 1, 2014, the performance vesting components vest in their entirety (if at all) based on EPS in a trailing four-quarter period ending on or before July 1, 2015. The Compensation Committee of the Company's Board of Directors determined that as of June 30, 2012 the performance condition of the 2012 and 2013 Awards had been achieved, and therefore the performance vesting components of the 2012 Award and the 2013 Award vested on June 30, 2012 and July 1, 2012, respectively. Compensation expense of $2,347 was recorded relating to these awards during fiscal year 2012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Equity (Continued)

A summary of non-vested PSU activity for fiscal years 2012, 2011 and 2010 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Non-vested units at June 30, 2009	—	$—
Units granted	583	3.59
Units forfeited	(583)	3.59
Non-vested units at June 30, 2010	—	—
Units granted	551	2.88
Non-vested units at June 30, 2011	551	2.88
Units granted	734	5.15
Units vested	(427)	4.62
Units forfeited	(5)	3.48
Non-vested units at June 30, 2012	853	$3.96
PSU grants totaled 734, 551 and 583 shares with a weighted-average grant date fair value of $3,785, $1,587 and $2,094 during fiscal years 2012, 2011 and 2010, respectively. Certain of the PSU's vest over four years, with others vesting immediately, upon meeting certain financial targets for the fiscal year ending June 30, 2012. The total fair value of PSU's vested during fiscal year 2012 was $2,280. No PSU's vested during fiscal years 2011 and 2010.
As of June 30, 2012, the performance condition of the PSU's granted during fiscal year 2012, as determined by the Compensation Committee of the Company's Board of Directors, had been achieved. Therefore $3,505 of compensation expense was recorded during fiscal year 2012.
As of June 30, 2012, there was $2,067 of total unrecognized compensation expense related to non-vested PSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.8 years.
Warrants
During fiscal year 2010, warrants to purchase 73 shares of the Company's common stock were redeemed for cash of $656. The redemption of the warrants was treated as an investing outflow in the consolidated statement of cash flows for fiscal year 2010 because the warrants related to a prior acquisition.
Directors' Deferred Compensation
In fiscal year 2012 each non-employee director of the Company received an annual retainer of $40 payable at each director's election in cash or common stock and subject to deferral under the Directors' Deferred Compensation Plan. The Company issued approximately 8, 11 and 20 shares of common stock in fiscal years 2012, 2011 and 2010, respectively, to its non-employee directors under the Directors' Deferred Compensation Plan. The Company recognized approximately $40, $37, and $65 in expense based on the fair value of the shares issued in fiscal years 2012, 2011 and 2010, respectively.

Note 16. Operating Segments
The Company manages its business under the following three operating segments:
Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government entities. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, renewable energy development, power generation and gas transmission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 16. Operating Segments (Continued)

Environmental: The Environmental operating segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings; air quality measurements and modeling of potential air pollution impacts; assessment and remediation of contaminated sites and buildings; solid waste management; environmental, health and safety management and sustainability advisory services; compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. The Company's client base is predominantly state and municipal governments, as well as select commercial developers. In addition, the Company provides infrastructure services on projects originating in its Energy and Environmental operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessments, design and construction management.
The Company's chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"). The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole except as discussed herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 16. Operating Segments (Continued)

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total
Year ended June 30, 2012:
Gross revenue	$125,219	$235,089	$56,712	$417,020
Net service revenue	96,018	159,016	43,528	298,562
Segment profit	23,517	31,955	7,738	63,210
Depreciation and amortization	1,171	1,996	479	3,646

Year ended June 30, 2011:
Gross revenue	$87,372	$187,412	$56,050	$330,834
Net service revenue	71,625	129,396	42,278	243,299
Segment profit	15,744	24,764	5,823	46,331
Depreciation and amortization	993	1,708	566	3,267

Year ended June 30, 2010:
Gross revenue	77,035	195,332	59,446	331,813
Net service revenue	59,554	120,431	46,636	226,621
Segment profit	8,572	25,170	4,565	38,307
Depreciation and amortization	961	2,467	901	4,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 16. Operating Segments (Continued)

	Years Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Gross revenue
Gross revenue from reportable operating segments	$417,020	$330,834	$331,813
Reconciling items(1)	2,939	2,375	(1,238)
Total consolidated gross revenue	$419,959	$333,209	$330,575

Net service revenue
Net service revenue from reportable operating segments	$298,562	$243,299	$226,621
Reconciling items(1)	3,218	2,612	3,478
Total consolidated net service revenue	$301,780	$245,911	$230,099

Income (loss) from operations before taxes and equity in earnings (losses)
Segment profit from reportable operating segments	$63,210	$46,331	$38,307
Corporate shared services(2)	(35,903)	(32,630)	(32,773)
Goodwill and intangible asset impairments	—	—	(20,249)
Arena Towers litigation reversal (expense)	11,061	(17,278)	(1,100)
Stock-based compensation expense	(6,550)	(2,533)	(1,917)
Unallocated depreciation and amortization	(1,862)	(1,462)	(3,720)
Interest expense	(668)	(761)	(1,003)
Gain on extinguishment of debt	—	—	1,716
Total consolidated income (loss) from operations before taxes and equity in earnings (losses)	$29,288	$(8,333)	$(20,739)

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$3,646	$3,267	$4,329
Unallocated depreciation and amortization	1,862	1,462	3,720
Total consolidated depreciation and amortization	$5,508	$4,729	$8,049
_________________________________________________

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

Note 17. Commitments and Contingencies
Exit Strategy Contracts
The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at the covered sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 17. Commitments and Contingencies (Continued)

and that it is not likely that it will incur material losses in excess of applicable insurance. However, because two projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's financial statements. With respect to these two projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as greater than expected volumes of contaminants requiring remediation, or wastewater treatment systems requiring operation beyond the insurance term. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that costs incurred beyond the limits or term of the insurance could range from $0 to $6,000 (in current year dollars).
Certain Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' statutory environmental remediation liability at the sites. The Company's expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue in the consolidated balance sheets) are funded by the contract price and insured by the environmental remediation cost cap policy (current and long-term restricted investments in the consolidated balance sheets). As of the end of fiscal year 2012, the remediation for five projects has been completed. Additionally, remediation has been substantially completed at three other sites subject to the performance of routine maintenance and monitoring at those sites.
Government Contracts
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
The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., District Court Harris County, Texas, 2007.  A former landlord of a subsidiary of the Company sued for damages alleging breach of a lease for certain office space in Houston, Texas which the subsidiary vacated. A jury verdict was rendered against the Company and its subsidiary on June 20, 2011. As a result, the Company took a charge in the fourth quarter of its fiscal year ended June 30, 2011 of $17,278 which included the full value of the verdict as well as pre-judgment interest. Subsequently, the Company filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011, resulting in an $11,224 partial reversal of the previously recorded expense in the quarter ended September 30, 2011. In addition $163 of expense was recorded in the quarter ended December 30, 2011 resulting in a net benefit of $11,061 for fiscal year 2012. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 the Company paid $8,735 in full satisfaction of the judgment and interest.
In re: World Trade Center Lower Manhattan Disaster Site Litigation, United States District Court for the Southern District of New York, 2006.  A subsidiary of the Company has been named as a defendant (along with a number of other defendants) in a number of cases which are pending in the United States District Court for the Southern District of New York and are styled under the caption "In Re World Trade Center Lower Manhattan Disaster Site Litigation." The Complaints allege that the plaintiffs were workers involved in construction, demolition, excavation, debris removal and clean-up in the buildings surrounding the World Trade Center site, allege that plaintiffs were injured and seek unspecified damages for those injuries. The Company believes the subsidiary has meritorious defenses and is adequately insured, however an adverse determination in this matter could have a material effect on the Company's business, financial condition, results of operations or cash flows.
The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of June 30, 2012 and June 30, 2011, the Company had recorded accrued liabilities of $4,572 and $24,624, respectively. The Company also has insurance recovery receivables related to the aforementioned litigation-related liabilities of $2,840 and $2,645 as of June 30, 2012 and June 30, 2011, respectively.
The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 17. Commitments and Contingencies (Continued)

discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $1,200, of which $0 would be covered by insurance.
The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
Note 18. Quarterly Financial Information (Unaudited)
Management believes the following unaudited quarterly financial information for fiscal years 2012 and 2011, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$103,735	$105,378	$101,118	$109,728
Net service revenue	73,455	73,896	75,135	79,294
Operating income (1)	15,540	4,892	3,517	6,007
Income from operations before taxes and equity in earnings	15,359	4,717	3,289	5,923
Income from operations before equity in earnings	18,657	4,923	3,860	5,778
Net income	18,657	5,193	3,860	5,778
Net income applicable to TRC Companies, Inc.	18,688	5,211	3,881	5,795
Net income applicable to TRC Companies, Inc.'s common shareholders	18,688	5,211	3,881	5,795
Basic earnings per common share	$0.68	$0.19	$0.14	$0.21
Diluted earnings per common share	$0.66	$0.18	$0.13	$0.20

Year Ended June 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$78,818	$84,291	$76,071	$94,029
Net service revenue	57,590	60,323	57,748	70,250
Operating income (loss) (1)	3,357	2,906	1,136	(14,971)
Income (loss) from operations before taxes and equity in (losses) earnings	3,160	2,688	963	(15,144)
Income (loss) from operations before equity in earnings (losses)	2,696	2,466	947	(15,569)
Net income (loss)	2,683	2,489	947	(15,549)
Net income (loss) applicable to TRC Companies, Inc.	2,704	2,502	952	(15,530)
Accretion charges on preferred stock	(3,799)	(3,462)	—	—
Net (loss) income applicable to TRC Companies, Inc.'s common shareholders	(1,095)	(960)	952	(15,530)
Basic (loss) earnings per common share	$(0.06)	$(0.04)	$0.04	$(0.57)
Diluted (loss) earnings per common share	$(0.06)	$(0.04)	$0.03	$(0.57)
_________________________________

(1)
As previously disclosed, a case titled The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., was filed in September 2007 and involved a former landlord seeking damages for alleged breach of a lease for certain office space in Houston, Texas that the subsidiary had vacated. The jury in that case returned an adverse verdict against the Company and its subsidiary TRC Environmental Corporation that was significantly in excess of our previously established litigation reserve. Therefore, in the fourth quarter of fiscal year 2011, the Company increased its litigation reserve by $17,278. Subsequently, the Company filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011, resulting in an $11,224 partial reversal of the previously recorded expense in first quarter of fiscal year 2012. In addition $163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

of expense was recorded in the second quarter of fiscal year 2012 resulting in a net benefit of $11,061 for fiscal year 2012. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 the Company paid $8,735 in full satisfaction of the judgment and interest. This adjustment was recorded on the Company's statement of operations under the caption Arena Towers Litigation (Reversal) Expense (See Note 17).

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
The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rules 13a and 15(d)-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on their evaluation, the Company's management concluded that the Company maintained effective internal controls over financial reporting as of June 30, 2012.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2012, which is included below in this Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the internal control over financial reporting of TRC Companies, Inc. (the "Company") as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2012, of the Company and our report dated September 12, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
September 12, 2012

Item 9B.    Other Information
None.
Part III
Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers
The following table presents the name and age of each of the Company's executive officers as of June 30, 2012, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze	50	Chairman of the Board (November 2006), President and Chief Executive Officer (January 2006)	Senior Vice President and Chief Operating Officer
Thomas W. Bennet, Jr.	52	Senior Vice President and Chief Financial Officer (June 2008)	President, Bennet Consulting Group, LLC, Vice-President and Chief Financial Officer, Connecticut Yankee Atomic Power Company
Martin H. Dodd	58	Senior Vice President, General Counsel and Secretary (February 1997)
Robert C. Petersen	69	Senior Vice President and Chief Operating Officer (August 2010)	Senior Vice President and Environmental and Infrastructure Sector Lead
James Mayer	60	Senior Vice President and Energy Sector Lead (November 2009)	Senior Vice President Power Delivery
David Zarider	58	Senior Vice President Business Development (November 2009)	Senior Vice President
Information required by this item is contained under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Meetings and Committees" in the Company's Proxy Statement for its 2012 Annual Meeting of Shareholders to be held December 5, 2012, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by this item is contained under the captions "Compensation of Executive Officers" and "Director Compensation" in the Company's Proxy Statement for its 2012 Annual Meeting of Shareholders to be held December 5, 2012, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is contained under the captions "Principal Shareholders", "Stock Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2012 Annual Meeting of Shareholders to be held December 5, 2012, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item is contained under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Company's Proxy Statement for its 2012 Annual Meeting of Shareholders to be held December 5, 2012, and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
Information required by this item is contained under the caption "Appointment of Independent Auditors" in the Company's Proxy Statement for its 2012 Annual Meeting of Shareholders to be held December 5, 2012, and such information is incorporated herein by reference.
PART IV
Item 15.    Exhibits; Financial Statement Schedules
(a) (1) Consolidated Financial Statements
The financial statements are set forth under Item 8 of this Form 10-K, as indexed below.

(a) (3) Exhibits

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

21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
_________________________________

*    This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.
Dated:	September 12, 2012	By:	/s/ CHRISTOPHER P. VINCZE
Christopher P. Vincze Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 12, 2012
Christopher P. Vincze

/s/ FRIEDRICH K.M. BOHM	Director	September 12, 2012
Friedrich K.M. Bohm

/s/ JOHN A. CARRIG	Director	September 12, 2012
John A. Carrig

/s/ F. THOMAS CASEY	Director	September 12, 2012
F. Thomas Casey

/s/ STEPHEN M. DUFF	Director	September 12, 2012
Stephen M. Duff

/s/ RICHARD H. GROGAN	Director	September 12, 2012
Richard H. Grogan

/s/ ROBERT W. HARVEY	Director	September 12, 2012
Robert W. Harvey

/s/ DENNIS E. WELCH	Director	September 12, 2012
Dennis E. Welch

/s/ THOMAS W. BENNET, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 12, 2012
Thomas W. Bennet, Jr.

TRC Companies, Inc.
Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2012

Exhibit Number	Description
21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. Section 1350)

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.