Form 10-Q
period 2012-09-28
TRC COMPANIES INC /DE/
filed 2012-11-05
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2012
OR
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On October 30, 2012 there were 28,853,346 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 28, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 28, 2012	September 30, 2011
Gross revenue	$108,286	$103,735
Less subcontractor costs and other direct reimbursable charges	33,070	30,280
Net service revenue	75,216	73,455
Interest income from contractual arrangements	45	78
Insurance recoverables and other income	1,744	220
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	63,686	60,162
General and administrative expenses	7,175	7,548
Provision for doubtful accounts	—	365
Depreciation and amortization	1,538	1,362
Arena Towers litigation reversal	—	(11,224)
Total operating costs and expenses	72,399	58,213
Operating income	4,606	15,540
Interest expense	(112)	(181)
Income from operations before taxes	4,494	15,359
Federal and state income tax (provision) benefit	(234)	3,298
Net income	4,260	18,657
Net loss applicable to noncontrolling interest	12	31
Net income applicable to TRC Companies, Inc.	$4,272	$18,688

Basic earnings per common share	$0.15	$0.68
Diluted earnings per common share	$0.15	$0.66

Weighted-average common shares outstanding:
Basic	28,460	27,472
Diluted	29,439	28,392

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	September 28,	September 30,
	2012	2011

Net income	$4,260	$18,657
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	124	(172)
Adjustment for gains included in net income	(19)	(40)
Total other comprehensive income (loss)	105	(212)
Comprehensive income	4,365	18,445
Comprehensive loss attributable to noncontrolling interests	(12)	(31)
Comprehensive income attributable to TRC Companies, Inc.	$4,353	$18,414

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 28, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,852	$16,561
Accounts receivable, less allowance for doubtful accounts	103,667	95,215
Insurance recoverable - environmental remediation	26,396	25,744
Restricted investments	5,591	4,413
Prepaid expenses and other current assets	16,022	12,077
Total current assets	166,528	154,010
Property and equipment	53,879	53,352
Less accumulated depreciation and amortization	(40,172)	(39,621)
Property and equipment, net	13,707	13,731
Goodwill	24,888	24,888
Investments in and advances to unconsolidated affiliates and construction joint ventures	118	109
Long-term restricted investments	32,643	35,265
Long-term prepaid insurance	33,568	34,272
Other assets	12,471	12,853
Total assets	$283,923	$275,128
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,404	$1,315
Current portion of capital lease obligations	326	267
Accounts payable	28,532	30,712
Accrued compensation and benefits	42,542	36,292
Deferred revenue	18,844	18,236
Environmental remediation liabilities	318	422
Other accrued liabilities	30,902	30,315
Total current liabilities	125,868	117,559
Non-current liabilities:
Long-term debt, net of current portion	3,652	3,860
Capital lease obligations, net of current portion	575	462
Income taxes payable and deferred income tax liabilities	624	622
Deferred revenue	75,941	79,104
Environmental remediation liabilities	5,505	5,473
Total liabilities	212,165	207,080
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 28,727,905 and 28,724,423 shares issued and outstanding, respectively, at September 28, 2012, and 28,130,702 and 28,127,220 shares issued and outstanding, respectively, at June 30, 2012	2,873	2,813
Additional paid-in capital	178,687	179,402
Accumulated deficit	(109,408)	(113,680)
Accumulated other comprehensive loss	(79)	(184)
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	72,040	68,318
Noncontrolling interest	(282)	(270)
Total equity	71,758	68,048
Total liabilities and equity	$283,923	$275,128
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$4,260	$18,657
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash items:
Depreciation and amortization	1,538	1,362
Stock-based compensation expense	909	1,499
Provision for doubtful accounts	—	365
Arena Towers litigation reversal	—	(11,224)
Deferred income taxes	—	(997)
Other non-cash items	(52)	(78)
Changes in operating assets and liabilities:
Accounts receivable	(8,469)	(7,771)
Insurance recoverable - environmental remediation	(652)	412
Income taxes	(448)	(2,513)
Restricted investments	1,099	2,833
Prepaid expenses and other current assets	(3,449)	(2,979)
Long-term prepaid insurance	704	785
Other assets	184	36
Accounts payable	(2,452)	5,575
Accrued compensation and benefits	5,082	8,725
Deferred revenue	(2,555)	(4,438)
Environmental remediation liabilities	(72)	(118)
Other accrued liabilities	713	(2,160)
Excess tax benefit from stock-based awards	(155)	—
Net cash (used in) provided by operating activities	(3,815)	7,971
Cash flows from investing activities:
Additions to property and equipment	(729)	(3,078)
Restricted investments	469	401
Acquisition of businesses, net of cash acquired	—	(3,449)
Earnout and net working capital payments on acquisitions	—	(644)
Proceeds from sale of land	—	250
Proceeds from sale of fixed assets	4	11
Investments in and advances to unconsolidated affiliates	(13)	(8)
Net cash used in investing activities	(269)	(6,517)
Cash flows from financing activities:
Payments on long-term debt and other	(1,333)	(807)
Payments on capital lease obligations	(112)	—
Proceeds from long-term debt and other	4,259	2,381
Shares repurchased to settle tax withholding obligations	(597)	(729)
Excess tax benefit from stock-based awards	155	—
Proceeds from exercise of stock options	3	—
Net cash provided by financing activities	2,375	845
(Decrease) increase in cash and cash equivalents	(1,709)	2,299
Cash and cash equivalents, beginning of period	16,561	10,829
Cash and cash equivalents, end of period	$14,852	$13,128
Supplemental cash flow information:
Assets acquired through capital lease obligations	$284	$—
Future consideration in connection with businesses acquired	—	801
Issuance of common stock in connection with businesses acquired	—	266

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Shareholders' Equity
					Accum.			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2011	27,304	$2,730	$173,984	$(147,255)	$429	3	$(33)	$29,855	$(183)	$29,672

Net income	—	—	—	18,688	—	—	—	18,688	(31)	18,657
Other comprehensive loss	—	—	—	—	(212)	—	—	(212)	—	(212)
Issuance of common stock in connection with business acquired	61	6	260	—	—	—	—	266	—	266
Stock-based compensation	639	64	1,435	—	—	—	—	1,499	—	1,499
Shares repurchased to settle tax withholding obligations	(193)	(19)	(710)	—	—	—	—	(729)	—	(729)
Directors' deferred compensation	1	—	10	—	—	—	—	10	—	10
Balances as of September 30, 2011	27,812	$2,781	$174,979	$(128,567)	$217	3	$(33)	$49,377	$(214)	$49,163

	TRC Companies, Inc. Shareholders' Equity
					Accum.			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2012	28,131	$2,813	$179,402	$(113,680)	$(184)	3	$(33)	$68,318	$(270)	$68,048

Net income	—	—	—	4,272	—	—	—	4,272	(12)	4,260
Other comprehensive income	—	—	—	—	105	—	—	105	—	105
Exercise of stock options	9	1	34	—	—	—	—	35	—	35
Stock-based compensation	848	85	824	—	—	—	—	909	—	909
Shares repurchased to settle tax withholding obligations	(262)	(26)	(1,739)	—	—	—	—	(1,765)	—	(1,765)
Directors' deferred compensation	2	—	11	—	—	—	—	11	—	11
Excess tax benefit from stock-based awards	—	—	155	—	—	—	—	155	—	155
Balances as of September 28, 2012	28,728	$2,873	$178,687	$(109,408)	$(79)	3	$(33)	$72,040	$(282)	$71,758

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2012 and September 30, 2011
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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of September 28, 2012, the condensed consolidated statements of operations for the three months ended September 28, 2012 and September 30, 2011, the condensed consolidated statements of comprehensive income for the three months ended September 28, 2012 and September 30, 2011, the condensed consolidated statements of cash flows for the three months ended September 28, 2012 and September 30, 2011 and the condensed consolidated statements of equity for the three months ended September 28, 2012 and September 30, 2011 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, the financial statements are unaudited but, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Note 2. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This new guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. This new guidance will become effective for the Company beginning July 1, 2013. The Company is currently evaluating the impact this new guidance may have on its indefinite-lived intangibles impairment testing. The Company does not believe adoption of this new guidance will have a significant impact on its condensed consolidated financial statements.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset, and the related net exposure. The new guidance will be effective for the Company beginning July 1, 2013. Other than requiring additional disclosures, the Company does not anticipate material impacts on its condensed consolidated financial statements upon adoption.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this new guidance beginning July 1, 2012. As these changes should not affect the outcome of the impairment analysis of goodwill, the Company has determined these changes will not have an impact on the Company's condensed consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance was amended in December 2011 when the FASB issued guidance which indefinitely defers presentation of reclassification adjustments. The Company adopted this new amended guidance beginning July 1, 2012 and has included a statement of comprehensive income within these interim financial statements.

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets were measured on a recurring basis as of September 28, 2012 and June 30, 2012:
Assets Measured at Fair Value on a Recurring Basis as of September 28, 2012

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$1,188	$—	$1,188
Certificates of deposit	—	451	—	451
Municipal bonds	—	798	—	798
Corporate bonds	—	563	—	563
Asset backed securities	—	257	—	257
Money market accounts	542	—	—	542
Total assets	$542	$3,257	$—	$3,799

Contingent consideration	$—	$—	$873	$873
Total liabilities	$—	$—	$873	$873

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,261	$—	$3,261
Certificates of deposit	—	452	—	452
Municipal bonds	—	790	—	790
Corporate bonds	—	562	—	562
Money market accounts	983	—	—	983
Total assets	$983	$5,065	$—	$6,048

Contingent consideration	$—	$—	$873	$873
Total liabilities	$—	$—	$873	$873
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available. At September 28, 2012 and June 30, 2012 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of September 28, 2012 and June 30, 2012 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
The Company's contingent consideration liabilities, included in other accrued liabilities on the condensed consolidated balance sheets, are associated with the acquisitions made in fiscal years 2012 and 2011. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3, as described below.
Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. In the three months ended September 28, 2012, there were no significant changes to the fair value assumptions of contingent consideration liabilities.

Note 4. Stock-Based Compensation

The Company has two plans under which stock-based awards have been issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), (collectively "the Plans"). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors; however, the Compensation Committee has delegated to the Chief Executive Officer ("CEO") the authority to grant awards for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's").

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During the three months ended September 28, 2012 and September 30, 2011, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended
	September 28, 2012	September 30, 2011
Cost of services	$355	$563
General and administrative expenses	554	936
Total stock-based compensation expense	$909	$1,499

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three months ended September 28, 2012 and September 30, 2011, and therefore no assumptions were used to value stock options.

A summary of stock option activity for the three months ended September 28, 2012 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2012 (751 exercisable)	787	$9.41
Options exercised	(9)	$3.95
Options forfeited	(1)	$3.64
Outstanding options as of September 28, 2012	777	$9.48	2.7	$606
Options exercisable as of September 28, 2012	751	$9.68	2.6	$506
Options vested and expected to vest as of September 28, 2012	777	$9.48	2.7	$602
Shares available for future grants	1,390

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of September 28, 2012 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $7.52 as of September 28, 2012. The total intrinsic value of options exercised for the three months ended September 28, 2012 was $32. The total proceeds received from option exercises was $35 for the three months ended September 28, 2012, and there was a tax benefit of $12 realized by the Company. There were no options exercised during the three months ended September 30, 2011.

As of September 28, 2012, there was $42 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSA activity for the three months ended September 28, 2012 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2012	193	$2.94
Awards vested	(162)	$2.90
Awards forfeited	(1)	$2.90
Non-vested awards as of September 28, 2012	30	$3.13

There were no RSA grants during the three months ended September 28, 2012 and September 30, 2011. The total fair value of RSA's vested during the three months ended September 28, 2012 and September 30, 2011 was $1,188 and $822, respectively.

As of September 28, 2012, there was $52 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the three months ended September 28, 2012 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2012	1,424	$3.87
Units vested	(273)	$3.71
Units forfeited	(4)	$4.23
Non-vested units as of September 28, 2012	1,147	$3.90

There were no RSU grants during the three months ended September 28, 2012. As of October 1, 2012, the Company granted 213 RSU's. RSU grants totaled 557 shares at a weighted-average grant date fair value of $2,741 during the three months ended September 30, 2011. The total fair value of RSU's vested during the three months ended September 28, 2012 and September 30, 2011, was $1,843 and $1,067, respectively.

As of September 28, 2012, there was $3,576 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.3 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the one-year performance period. There were no PSU grants during the three months ended September 28, 2012. As of October 1, 2012, the Company granted 320 PSU's, which will vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2013. PSU grants totaled 713 shares with a weighted-average grant date fair value of $3,657 during the three months ended September 30, 2011. The total fair value of PSU's vested during the three months ended September 28, 2012 and September 30, 2011, was $2,693 and $522, respectively.

At September 28, 2012, there was $1,711 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of non-vested PSU activity for the three months ended September 28, 2012 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2012	853	—	853	$3.96
Units granted	—	32	32	$6.78
Units vested	(382)	(32)	(414)	$4.70
Units forfeited	(3)	—	(3)	$4.42
Non-vested units as of September 28, 2012	468	—	468	$3.30

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the one-year performance period.

Note 5. Earnings per Share

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

The following table sets forth the computations of basic and diluted EPS for the three months ended September 28, 2012 and September 30, 2011:

	Three Months Ended
	September 28, 2012	September 30, 2011
Net income applicable to TRC Companies, Inc.	$4,272	$18,688

Basic weighted-average common shares outstanding	28,460	27,472
Effect of dilutive stock options and unvested RSA's, RSU's and PSU's	979	920
Diluted weighted-average common shares outstanding	29,439	28,392

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.15	$0.68
Diluted earnings per common share	$0.15	$0.66
Anti-dilutive stock options and unvested RSA's, RSU's and PSU's excluded from the calculation	1,444	2,005

Note 6. Accounts Receivable

As of September 28, 2012 and June 30, 2012, accounts receivable was comprised of the following:

	September 28, 2012	June 30, 2012
Billed	$63,526	$54,582
Unbilled	46,833	47,939
Retainage	4,406	3,846
Total accounts receivable - gross	114,765	106,367
Less allowance for doubtful accounts	(11,098)	(11,152)
Total accounts receivable, less allowance for doubtful accounts	$103,667	$95,215

Note 7. Other Accrued Liabilities

As of September 28, 2012 and June 30, 2012, other accrued liabilities were comprised of the following:

	September 28, 2012	June 30, 2012
Contract costs and loss accruals	$18,541	$18,258
Legal cases and costs accruals	5,087	5,103
Lease obligations	2,582	2,547
Other	4,692	4,407
Total other accrued liabilities	$30,902	$30,315

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of September 28, 2012, the Company had $24,888 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 27, 2012 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current fiscal quarter.

The changes in the carrying amount of goodwill for the three months ended September 28, 2012 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	September 28,	Impairment	September 28,
Operating Segment	2012	Losses	2012	Adjustments	2012	Losses	2012
Energy	$21,893	$(14,506)	$7,387	$—	$21,893	$(14,506)	$7,387
Environmental	35,366	(17,865)	17,501	$—	35,366	(17,865)	17,501
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$64,483	$(39,595)	$24,888	$—	$64,483	$(39,595)	$24,888

Other Intangible Assets

Identifiable intangible assets as of September 28, 2012 and June 30, 2012 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 28, 2012			June 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$5,137	$(788)	$4,349	$5,137	$(562)	$4,575
Contract backlog	—	—	—	11	(7)	4
	5,137	(788)	4,349	5,148	(569)	4,579
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$5,563	$(788)	$4,775	$5,574	$(569)	$5,005

Identifiable intangible assets with determinable lives are amortized over a weighted-average period of approximately seven years. The amortization of intangible assets for the three months ended September 28, 2012 and September 30, 2011 was $230 and $150, respectively. Estimated amortization expense of intangible assets for the remainder of fiscal year 2013 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2013	$651
2014	1,092
2015	968
2016	727
2017	539
2018 and thereafter	372
Total	$4,349

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended September 28, 2012 and therefore intangible assets were not assessed for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

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

Under the Credit Agreement, the Company must maintain average monthly backlog of $190,000 and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 days average basis, is less than $20,000, or at any point during the most recent fiscal quarter, is less than $15,000. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $12,500 for each twelve month period ending each fiscal quarter. The Credit Agreement limits maximum annual capital expenditures to $8,500 for fiscal year 2013. The Company can issue up to $15,000 in letters of credit under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 28, 2012.

As of September 28, 2012 and June 30, 2012, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4,239 and $4,239 as of September 28, 2012 and June 30, 2012, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $50,000 and $49,130 as of September 28, 2012 and June 30, 2012, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $45,761 and $44,891 as of September 28, 2012 and June 30, 2012, respectively.

CAH Note Payable

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, the Company entered into a modification of the credit agreement that (i) reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $500 made upon consummation of the modification followed by a second principal payment of $250 made on December 1, 2010 and (ii) extended the maturity date of the loan from January 31, 2010 until April 1, 2011. The Company has entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in November 2011, which extended the maturity date until October 1, 2013 (See Note 10). As of September 28, 2012, the balance outstanding under this loan was $2,448.

AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc., the Company entered into a two-year subordinated promissory note with the seller pursuant to which the Company agreed to pay $900. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $450 on each of the first and second anniversaries of the note. As of September 28, 2012, the balance outstanding under this loan was $450.

Other Notes Payable
In March 2012, the Company financed $2,195, of which $161 is being treated as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of September 28, 2012, the balance outstanding under this agreement was $1,652.
In July 2012, the Company financed $4,259 of insurance premiums payable in eleven equal monthly installments of approximately $391 each, including a finance charge of 1.99%. As of September 28, 2012, the balance outstanding under this agreement was $3,105.

Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $284 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,040, and accumulated amortization was $115 at September 28, 2012. The average interest rates on the capital leases is 2.44% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit rate of the respective lease.

Note 10. Variable Interest Entity
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

The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	September 28, 2012	June 30, 2012
Current assets:
Cash and cash equivalents	$19	$34
Restricted investments	63	63
Total current assets	82	97
Other assets	4,344	4,344
Total assets	$4,426	$4,441
Current liabilities:
Environmental remediation liabilities	$—	$20
Other accrued liabilities	13	13
Total current liabilities	13	33
Long-term debt, net of current portion	2,448	2,448
Long-term environmental remediation liabilities	15	27
Total liabilities	$2,476	$2,508
The Company and its other partner do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended September 28, 2012, the Company has provided approximately $1,273 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 9). Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company currently intends to fund CAH's obligations as they become due.

Note 11. Income Taxes

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
The Company recorded a tax provision of $234 and a tax benefit of $3,298 for the three months ended September 28, 2012 and September 30, 2011, respectively. The tax provision of $234 is comprised of state expense of $201 and federal Alternative Minimum Tax expense of $33. The tax benefit of $3,298 is comprised of a benefit of $3,099 primarily related to the remeasurement of uncertain tax positions and a benefit of $998 related to the release of valuation allowance due to the acquisition of The Payne Firm, Inc., net of state income tax expense, of $638.
As of September 28, 2012, the recorded liability for uncertain tax positions under the measurement criteria of ASC Topic 740, Income Taxes was $112. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

Note 12. Operating Segments

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

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended September 28, 2012:
Gross revenue	$32,174	$58,599	$16,085	$106,858
Net service revenue	25,643	37,376	11,246	74,265
Segment profit	6,000	6,915	2,067	14,982
Depreciation and amortization	333	541	122	996

Three months ended September 30, 2011:
Gross revenue	$26,124	$61,426	$15,337	$102,887
Net service revenue	20,597	39,921	11,986	72,504
Segment profit	4,239	8,835	2,580	15,654
Depreciation and amortization	293	478	125	896

	Three Months Ended
Gross revenue	September 28, 2012	September 30, 2011
Gross revenue from reportable operating segments	$106,858	$102,887
Reconciling items (1)	1,428	848
Total consolidated gross revenue	$108,286	$103,735

Net service revenue
Net service revenue from reportable operating segments	$74,265	$72,504
Reconciling items (1)	951	951
Total consolidated net service revenue	$75,216	$73,455

Income from operations before taxes
Segment profit from reportable operating segments	$14,982	$15,654
Corporate shared services (2)	(8,925)	(9,373)
Arena Towers litigation reversal	—	11,224
Stock-based compensation expense	(909)	(1,499)
Unallocated depreciation and amortization	(542)	(466)
Interest expense	(112)	(181)
Total consolidated income from operations before taxes	$4,494	$15,359

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$996	$896
Unallocated depreciation and amortization	542	466
Total consolidated depreciation and amortization	$1,538	$1,362

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Commitments and Contingencies
Exit Strategy Contracts
The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which the Company is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute pricing strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because two projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's financial statements. With respect to these two projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as greater than expected volumes of contaminants requiring remediation, or wastewater treatment systems requiring operation beyond the insurance term. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that costs incurred beyond the limits or term of the insurance could range from $0 to $6,000.

Liquidated Damages

The Company has entered into fixed-price contracts which require completion of the specified scope of work within a defined period of time.  Certain of those contracts provide for the assessment of liquidated damages if certain project milestones are not met in the contractually specified time, unless a schedule extension is granted pursuant to the terms of the contract. At present the Company does not believe the assessment of liquidated damages is likely.  Nevertheless, the Company estimates the potential exposure to liquidated damages arising under those contracts could range from $0 to $4,000.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of September 28, 2012 and June 30, 2012, the Company had recorded $4,488 and $4,572, respectively, of accruals for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The

Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $2,736 and $2,840 as of September 28, 2012 and June 30, 2012, respectively.

The Company periodically adjusts the amount of such accruals when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $2,000, of which $0 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 28, 2012 and September 30, 2011

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year where it always ends on June 30th. The three months ended September 28, 2012 contained one less business day than the same period in the prior fiscal year.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as "may", "expects", "plans", "anticipates", "believes", "estimates", or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors described in the sections captioned "Critical Accounting Policies" and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as well as in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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

The following table presents the approximate percentage of our NSR by operating segment for the three months ended September 28, 2012 and September 30, 2011:

	Three Months Ended
	September 28, 2012	September 30, 2011
Energy	35%	28%
Environmental	50%	55%
Infrastructure	15%	17%
	100%	100%
Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $50.0 billion in transmission grid upgrades over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level are expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are focused on growing our presence in the Texas and California markets where demand for services is the highest.

Environmental: Although there have been some signs of growth in this market following a gradual improvement in general economic conditions, growth in market demand for environmental services continues to be sluggish. The fundamental market drivers for environmental services remain in place, including evolving regulatory developments particularly with respect to air quality and the continuing need to enhance our aging transportation and energy infrastructure. Nevertheless, recent indicators suggest that certain elements of this marketplace continue to defer action in light of current economic and political uncertainty, stalling a return to the long-term pattern of growth historically enjoyed by this operating segment. Shale gas and other energy source initiatives present important market opportunities but are linked to policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.

Infrastructure: Demand for infrastructure services is expected to continue to be flat for fiscal year 2013 due to the pending federal elections; general economic conditions; and budget cuts deficit issues and revenue shortfalls at state and municipal levels. Nevertheless, the overall construction markets are believed to be poised for growth and investment as a result of a federal transportation bill that was signed into law in July 2012. In addition, U.S. macroeconomic factors may help drive the Infrastructure business. The long-term prospect may also be benefited by alternative funding mechanisms; potential additional economic stimulus initiatives; and the continued need to upgrade, replace or repair aging transportation infrastructure.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2012. No material changes concerning our critical accounting policies have occurred since June 30, 2012.

Results of Operations

During the first quarter of fiscal year 2013, our business grew compared to the same period of the prior year. Our expanded geographic presence and the continued investment in electric transmission and distribution systems by our utility clients resulted in a 24.5% increase in current quarter NSR for the Energy operating segment. In contrast, our Environmental and Infrastructure operating segments' revenue slowed in the current quarter partially due to continued economic stagnation and potential uncertainty over federal policy. Overall, NSR increased $1.8 million, or 2.4%, to $75.2 million for the three months ended September 28, 2012 from $73.5 million for the same period in the prior year.

We reported net income applicable to TRC Companies, Inc. of $4.3 million for the three months ended September 28, 2012 compared to $18.7 million for the same period of the prior year. Prior year net income benefited from the following:

•	an $11.2 million net reversal of the previously recorded Arena Towers litigation expense; and

•	a $3.3 million tax benefit primarily related to the remeasurement of uncertain tax positions.

Arena Towers Litigation:  A jury verdict was rendered against us and our subsidiary in the fourth quarter of the fiscal year ended June 30, 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011 resulting in an $11.2 million reversal of the previously recorded expense in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

Federal and State Income Tax Benefit:  The tax benefit of $3.3 million was predominantly comprised of a benefit of $3.1 million primarily related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of valuation allowance due to the acquisition of Payne, net of state income tax expense of $(0.6) million.

The reduction in tax expense of $3.1 million related to the uncertain tax position was a result of a settlement with the IRS for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in taxes and interest.

Excluding the impacts of the above two items, net income increased slightly in the current quarter, largely due to the revenue growth and lower G&A costs.

Consolidated Results

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three months ended September 28, 2012 and September 30, 2011:

	Three Months Ended
	September 28,	September 30,	Change
(Dollars in thousands)	2012	2011	$	%
Gross revenue	$108,286	$103,735	$4,551	4.4%
Less subcontractor costs and other direct reimbursable charges	33,070	30,280	2,790	9.2
Net service revenue	75,216	73,455	1,761	2.4
Interest income from contractual arrangements	45	78	(33)	(42.3)
Insurance recoverables and other income	1,744	220	1,524	NM
Cost of services (exclusive of costs shown separately below)	63,686	60,162	3,524	5.9
General and administrative expenses	7,175	7,548	(373)	(4.9)
Provision for doubtful accounts	—	365	(365)	(100.0)
Depreciation and amortization	1,538	1,362	176	12.9
Arena Towers litigation reversal	—	(11,224)	11,224	100.0
Operating income	4,606	15,540	(10,934)	(70.4)
Interest expense	(112)	(181)	69	(38.1)
Income from operations before taxes	4,494	15,359	(10,865)	(70.7)
Federal and state income tax (provision) benefit	(234)	3,298	(3,532)	(107.1)
Net income	4,260	18,657	(14,397)	(77.2)
Net loss applicable to noncontrolling interest	12	31	(19)	(61.3)
Net income applicable to TRC Companies, Inc.	$4,272	$18,688	$(14,416)	(77.1)%

NM - Not Meaningful

Three Months Ended September 28, 2012

Gross revenue increased $4.6 million, or 4.4%, to $108.3 million for the three months ended September 28, 2012 from $103.7 million for the same period in the prior year. Organic gross revenue increased $3.8 million, or 82.5%, for the three months ended September 28, 2012, and acquisitions provided the remaining $0.8 million, or 17.5%. The increase was primarily driven by increased demand for our Energy services as our utility clients' continued investment in their electric transmission and distribution systems.

NSR increased $1.8 million, or 2.4%, to $75.2 million for the three months ended September 28, 2012 from $73.5 million for the same period in the prior year. Organic NSR increased $1.2 million, or 66.4%, for the three months ended September 28, 2012, and acquisitions provided the remaining $0.6 million, or 33.6%. The increase was primarily driven by increased demand in our Energy operating segment, which increased $5.0 million. This increased demand was primarily due to our utility clients continuing to invest in the modernization and replacement of outdated facilities.

This increase was somewhat offset by lower demand for our Infrastructure and Environmental services which was partially due to economic factors and overall federal policy uncertainty.

Insurance recoverables and other income increased $1.5 million, or 692.7%, to $1.7 million for the three months ended September 28, 2012 from $0.2 million for the same period in the prior year. In the three months ended September 28, 2012, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns.

COS increased $3.5 million, or 5.9%, to $63.7 million for the three months ended September 28, 2012 from $60.2 million for the same period in the prior year. Organic COS increased $2.9 million, or 81.3%, of NSR growth for the three months ended September 28, 2012, and acquisitions provided the remaining $0.6 million, or 18.7%. The increase was partially attributable to a $1.9 million change in Exit Strategy contract loss reserves. As discussed above, in the current quarter, an Exit Strategy project had estimated cost increases requiring a contract loss reserve. The remainder of the COS increase was incurred to support the growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 84.7% and 81.9% for the three months ended September 28, 2012 and September 30, 2011, respectively.

G&A expenses decreased $0.4 million, or 4.9%, to $7.2 million for the three months ended September 28, 2012 from $7.5 million for the same period in the prior year. The decrease is primarily attributable to decreased costs related to our performance based stock compensation plan and lower litigation costs. As a percentage of NSR, G&A expenses were 9.5% and 10.3% for the three months ended September 28, 2012 and September 30, 2011, respectively.

The provision for doubtful accounts decreased $0.4 million, or 100.0%, to $0.0 million for the three months ended September 28, 2012 from $0.4 million for the same period in the prior year. The decrease was primarily attributable to our continued focus on credit and collections.

Depreciation and amortization increased $0.2 million, or 12.9%, to $1.5 million for the three months ended September 28, 2012 from $1.4 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on intangible assets in connection with businesses acquired.

The federal and state income tax provision was $0.2 million for the three months ended September 28, 2012 compared to a tax benefit of $3.3 million for the same period in the prior year. The tax provision of $0.2 million is comprised of state expense of $0.2 million and federal Alternative Minimum Tax expense of $0.03 million.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three months ended September 28, 2012 and September 30, 2011:

	Three Months Ended
	September 28, 2012	September 30, 2011
Net service revenue	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.1
Insurance recoverables and other income	2.3	0.3
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	84.7	81.9
General and administrative expenses	9.5	10.3
Provision for doubtful accounts	—	0.5
Depreciation and amortization	2.0	1.9
Arena Towers litigation reversal	—	(15.3)
Total operating costs and expenses	96.3	79.2
Operating income	6.1	21.2
Interest expense	(0.1)	(0.2)
Income from operations before taxes	6.0	20.9
Federal and state income tax (provision) benefit	(0.3)	4.5
Net income	5.7	25.4
Net loss applicable to noncontrolling interest	—	—
Net income applicable to TRC Companies, Inc.	5.7%	25.4%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended
	September 28,	September 30,	Change
(Dollars in thousands)	2012	2011	$	%
Gross revenue	$32,174	$26,124	$6,050	23.2%
Net service revenue	$25,643	$20,597	$5,046	24.5%
Segment profit	$6,000	$4,239	$1,761	41.5%

Gross revenue increased $6.1 million, or 23.2%, for the three months ended September 28, 2012 compared to the same period of the prior year. The increase in gross revenue was primarily the result of increased activity on electric transmission and distribution projects driven by our utility clients continuing to increase investments in the modernization and replacement of outdated facilities. The expansion of our geographic presence into the mid-Atlantic region has also benefited current quarter gross revenue.

NSR increased $5.0 million, or 24.5%, for the three months ended September 28, 2012 compared to the same period of the prior year. The NSR growth was primarily the result of the factors driving gross revenue growth as noted above.

The Energy operating segment's profit increased $1.8 million, or 41.5%, for the three months ended September 28, 2012 compared to the same period of the prior year. The increase in the Energy operating segment's profit for the three months ended September 28, 2012 was primarily related to the above-mentioned increase in NSR. As a percentage of NSR, the Energy operating segment's profit increased to 23.4% from 20.6% for the three months ended September 28, 2012 compared to the same period of the prior year.

Environmental Operating Segment Results

	Three Months Ended
	September 28,	September 30,	Change
(Dollars in thousands)	2012	2011	$	%
Gross revenue	$58,599	$61,426	$(2,827)	(4.6)%
Net service revenue	$37,376	$39,921	$(2,545)	(6.4)%
Segment profit	$6,915	$8,835	$(1,920)	(21.7)%

Gross revenue decreased $2.8 million, or 4.6%, for the three months ended September 28, 2012 compared to the same period of the prior year. Acquisitions provided gross revenue of $0.8 million during the current quarter while organic activities decreased $3.6 million. Organic revenue was constrained by the completion of several large environmental compliance projects that have not been replaced by comparable projects, as well as economic and policy uncertainty. In particular, we believe many of our clients have delayed investment decisions pending further clarification of federal policy.

NSR decreased $2.5 million, or 6.4%, for the three months ended September 28, 2012 compared to the same period of the prior year. Organic activities represented $3.1 million of the decrease in NSR while acquisitions provided NSR of $0.6 million. The decline in organic NSR was primarily due to the above described factors.

The Environmental operating segment's profit decreased $1.9 million, or 21.7%, for the three months ended September 28, 2012 compared to the same period of the prior year. Organic activities represented $1.8 million, or 95.3%, of the decrease in operating segment profit for the three months ended September 28, 2012 with acquisitions providing the remaining $0.1 million, or 4.7%. The decrease in the Environmental operating segment's organic profit for the three months ended September 28, 2012 was primarily due to reduced revenue, as described above, and was partially offset by lower incentive compensation costs compared to the same period in the prior year. As a percentage of NSR, the Environmental operating segment's profit decreased to 18.5% from 22.1% for the three months ended September 28, 2012 compared to the same period of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended
	September 28,	September 30,	Change
(Dollars in thousands)	2012	2011	$	%
Gross revenue	$16,085	$15,337	$748	4.9%
Net service revenue	$11,246	$11,986	$(740)	(6.2)%
Segment profit	$2,067	$2,580	$(513)	(19.9)%

Gross revenue increased $0.7 million, or 4.9%, for the three months ended September 28, 2012 compared to the same period of the prior year. The increase in gross revenue for the Infrastructure operating segment for the three months ended September 28, 2012 was primarily due to increased work on civil engineering projects which required higher levels of subcontractor services. The higher subcontracting services generated higher gross revenues and other direct costs ("ODC's").

NSR decreased $0.7 million, or 6.2%, for the three months ended September 28, 2012 compared to the same period of the prior year. For the three months ended September 28, 2012, the decrease in NSR was primarily due to lower overall demand for our services driven by uncertainties in federal policy and funding. In addition, the current quarter had one less working day when compared to the same quarter of the prior year.

The Infrastructure operating segment's profit decreased $0.5 million, or 19.9%, for the three months ended September 28, 2012 compared to the same period of the prior year. As a percentage of NSR, the Infrastructure operating segment's profit decreased to 18.4% from 21.5% for the three months ended September 28, 2012 compared to the same period of the prior year.

Backlog by Operating Segment

As of September 28, 2012, our contract backlog based on gross revenue was approximately $376 million, compared to approximately $394 million as of September 30, 2011. Our contract backlog based on net service revenue ("NSR") was approximately $236 million as of September 28, 2012, compared to approximately $241 million as of September 30, 2011. The decrease in contract backlog can be most directly attributed to revenue in the Environmental segment being constrained by economic and policy uncertainty. In particular, we believe many of our clients have delayed investments decisions pending further clarification of federal policy. Approximately 60% of backlog is typically completed in one year. In addition to this contract backlog, we hold open-order contracts from various clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at September 28, 2012 and September 30, 2011 (in millions):

	Gross Revenue Backlog				NSR Backlog
	September 28,	September 30,	Change		September 28,	September 30,	Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%
Energy	$72	$67	$5	7.5%	$57	$50	$7	14.0%
Environmental	230	252	(22)	(8.7)%	129	142	(13)	(9.2)%
Infrastructure	74	75	(1)	(1.3)%	50	49	1	2.0%
Total	$376	$394	$(18)	(4.6)%	$236	$241	$(5)	(2.1)%

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

The following table provides summarized information with respect to our cash balances and cash flows as of and for the three months ended September 28, 2012 and September 30, 2011 (in thousands):

(Dollars in thousands)	September 28, 2012	September 30, 2011
Net cash (used in) provided by operating activities	$(3,815)	$7,971
Net cash used in investing activities	(269)	(6,517)
Net cash provided by financing activities	2,375	845
Cash and cash equivalents, end of period	14,852	13,128

Cash flows used in operating activities were $3.8 million for the three months ended September 28, 2012, compared to $8.0 million of cash provided for the same period of the prior year. Cash used in operating assets and liabilities for the three months ended September 28, 2012 totaled $18.3 million and primarily consisted of the following: (1) a $8.5 million increase in accounts receivable; (2) a $3.4 million increase in prepaid expenses and other current assets primarily related to an increase in prepaid insurance expense; (3) a $2.6 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; and (4) a $2.5 million decrease in accounts payable relating to the timing of payments made to vendors.

Cash used in operating assets and liabilities for the three months ended September 28, 2012 was offset by cash provided by operating assets and liabilities totaling $7.8 million consisting primarily of a $5.1 million increase in accrued compensation and benefits relating to an additional week of payroll accrued at September 28, 2012, additional bonus expense accrued and accrued payroll taxes used to fund tax withholding obligations on behalf of employees forfeiting shares in connection with restricted stock vesting. In addition, non-cash items for the three months ended September 28, 2012 of $2.4 million related primarily to $1.5 million for depreciation and amortization and $0.9 million for stock-based compensation expense.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 86 days as of September 28, 2012 from 78 days as of June 30, 2012, but remained comparable to 85 days as of September 30, 2011. Our goal is to maintain DSO at less than 85 days.

Cash used in investing activities was approximately $0.3 million for the three months ended September 28, 2012, compared to $6.5 million used in the same period of the prior year. Cash used consisted of $0.7 million for property and equipment which was partially offset by $0.5 million from restricted investments.

Cash provided by financing activities was approximately $2.4 million for the three months ended September 28, 2012, compared to cash provided of $0.8 million for the same period of the prior year. Cash provided consisted of $4.3 million of short-term financing related to fiscal year 2013 insurance premiums, offset by $1.4 million for payments made on long-term debt and capital lease obligations and $0.6 million used to pay tax withholding obligations on behalf of employees related to restricted stock vesting.

Long-Term Debt

Revolving Credit Facility

We and substantially all of our subsidiaries (the "Borrower"), have entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, most recently as of February 28, 2012, provides the Borrower with a senior revolving credit facility of up to $65.0 million (which includes an uncommitted $15.0 million syndication reserve) based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2014. Any amounts outstanding under the Credit Agreement bear interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement, we must maintain average monthly backlog of $190.0 million and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 days average basis, is less than $20.0 million, or at any point during the most recent fiscal quarter, is less than $15.0 million. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of $12.5 million for each twelve month period ending each fiscal quarter. The Credit Agreement limits maximum annual capital expenditures to $8.5 million for fiscal year 2013. We can issue up to $15.0 million in letters of credit under the Credit Agreement. We were in compliance with all covenants under the Credit Agreement as of September 28, 2012 as shown below.

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service and capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to operating income for the trailing twelve months ended September 28, 2012 (in thousands):

(Dollars in thousands)	September 28, 2012
Operating income	$19,022
Depreciation and amortization	5,684
Consolidated Adjusted EBITDA under the Credit Agreement	$24,706

The actual results as compared to the covenant requirements under the Credit Agreement as of September 28, 2012 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 12 months	$24,706	Must Exceed	$12,500
Average Monthly Backlog	Trailing 3 months	$375,963	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2013	$729	Not to Exceed	$8,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1.00 to 1.00

(1)
As of September 28, 2012, the minimum fixed charge coverage ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million and, at no point during the most recent fiscal quarter, was less than $15.0 million.

As of September 28, 2012 and June 30, 2012, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4.2 million and $4.2 million as of September 28, 2012 and June 30, 2012, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $50.0 million and $49.1 million as of September 28, 2012 and June 30, 2012, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $45.8 million and $44.9 million as of September 28, 2012 and June 30, 2012, respectively.

CAH Note Payable

In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. In June 2010, we entered into a modification of the credit agreement that (i) reduced the interest rate from 10.0% to 6.5% in return for a principal payment of $0.5 million made upon consummation of the modification followed by a second principal payment of $0.25 million made on December 1, 2010 and (ii) extended the maturity date of the loan from January 31, 2010 until April 1, 2011. We have entered into several modifications of the credit agreement further extending the maturity date of the loan, the latest being in November 2011, which extended the maturity date until October 1, 2013. As of September 28, 2012, the balance outstanding under this loan was $2.4 million.

AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc., we entered into a two-year subordinated promissory note with the seller pursuant to which we agreed to pay $0.9 million. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $0.45 million on each of the first and second anniversaries of the note. As of September 28, 2012, the balance outstanding under this loan was $0.45 million.

Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being treated as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of September 28, 2012, the balance outstanding under this agreement was $1.7 million.
In July 2012, we financed $4.3 million of insurance premiums payable in eleven equal monthly installments of approximately $0.4 million each, including a finance charge of 1.99%. As of September 28, 2012, the balance outstanding under this agreement was $3.1 million.

Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $0.3 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1.0 million, and accumulated amortization was $0.1 million at September 28, 2012. The average interest rates on the capital leases is 2.44% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit rate of the respective lease.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 28, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 28, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended September 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Legal Matters in Note 13 under Part I, Item 1, Financial Information.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

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

TRC COMPANIES, INC.

November 5, 2012	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)