Form 10-Q
period 2012-12-28
TRC COMPANIES INC /DE/
filed 2013-02-06
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On February 1, 2013 there were 28,983,266 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED DECEMBER 28, 2012

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Gross revenue	$104,470	$105,378	$212,756	$209,113
Less subcontractor costs and other direct reimbursable charges	29,216	31,482	62,286	61,762
Net service revenue	75,254	73,896	150,470	147,351
Interest income from contractual arrangements	83	95	128	173
Insurance recoverables and other income	913	518	2,657	738
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	64,564	61,173	128,250	121,335
General and administrative expenses	5,694	6,847	12,869	14,395
Provision for doubtful accounts	—	—	—	365
Depreciation and amortization	1,593	1,434	3,131	2,796
Arena Towers litigation expense (reversal)	—	163	—	(11,061)
Total operating costs and expenses	71,851	69,617	144,250	127,830
Operating income	4,399	4,892	9,005	20,432
Interest expense	(80)	(175)	(192)	(356)
Income from operations before taxes	4,319	4,717	8,813	20,076
Federal and state income tax (provision) benefit	(215)	206	(449)	3,504
Income from operations before equity in earnings	4,104	4,923	8,364	23,580
Equity in earnings from unconsolidated affiliates, net of taxes	—	270	—	270
Net income	4,104	5,193	8,364	23,850
Net loss applicable to noncontrolling interest	19	18	31	49
Net income applicable to TRC Companies, Inc.	$4,123	$5,211	$8,395	$23,899

Basic earnings per common share	$0.14	$0.19	$0.29	$0.86
Diluted earnings per common share	$0.14	$0.18	$0.28	$0.84

Weighted-average common shares outstanding:
Basic	28,874	27,845	28,668	27,657
Diluted	29,471	28,525	29,477	28,458

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2012	2011	2012	2011

Net income	$4,104	$5,193	$8,364	$23,850
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(3)	143	121	(29)
Adjustment for loss (gain) included in net income	4	(10)	(15)	(50)
Total other comprehensive income (loss)	1	133	106	(79)
Comprehensive income	4,105	5,326	8,470	23,771
Comprehensive loss attributable to noncontrolling interests	(19)	(18)	(31)	(49)
Comprehensive income attributable to TRC Companies, Inc.	$4,086	$5,308	$8,439	$23,722

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	December 28, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,830	$16,561
Accounts receivable, less allowance for doubtful accounts	99,840	95,215
Insurance recoverable - environmental remediation	25,456	25,744
Restricted investments	6,615	4,413
Prepaid expenses and other current assets	12,998	12,077
Total current assets	155,739	154,010
Property and equipment	54,063	53,352
Less accumulated depreciation and amortization	(40,950)	(39,621)
Property and equipment, net	13,113	13,731
Goodwill	24,888	24,888
Investments in and advances to unconsolidated affiliates and construction joint ventures	114	109
Long-term restricted investments	29,855	35,265
Long-term prepaid insurance	32,796	34,272
Other assets	12,071	12,853
Total assets	$268,576	$275,128
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,676	$1,315
Current portion of capital lease obligations	371	267
Accounts payable	26,410	30,712
Accrued compensation and benefits	29,422	36,292
Deferred revenue	18,377	18,236
Environmental remediation liabilities	300	422
Other accrued liabilities	28,335	30,315
Total current liabilities	108,891	117,559
Non-current liabilities:
Long-term debt, net of current portion	994	3,860
Capital lease obligations, net of current portion	618	462
Income taxes payable and deferred income tax liabilities	626	622
Deferred revenue	75,395	79,104
Environmental remediation liabilities	5,439	5,473
Total liabilities	191,963	207,080
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 28,898,252 and 28,894,770 shares issued and outstanding, respectively, at December 28, 2012, and 28,130,702 and 28,127,220 shares issued and outstanding, respectively, at June 30, 2012	2,890	2,813
Additional paid-in capital	179,420	179,402
Accumulated deficit	(105,285)	(113,680)
Accumulated other comprehensive loss	(78)	(184)
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	76,914	68,318
Noncontrolling interest	(301)	(270)
Total equity	76,613	68,048
Total liabilities and equity	$268,576	$275,128
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net income	$8,364	$23,850
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash items:
Depreciation and amortization	3,131	2,796
Stock-based compensation expense	1,893	2,405
Provision for doubtful accounts	—	365
Arena Towers litigation reversal	—	(11,061)
Deferred income taxes	—	(997)
Other non-cash items	(82)	(386)
Changes in operating assets and liabilities:
Accounts receivable	(4,648)	(8,571)
Insurance recoverable - environmental remediation	288	2,352
Income taxes	(436)	(3,759)
Restricted investments	2,268	5,301
Prepaid expenses and other current assets	(1,849)	(4,192)
Long-term prepaid insurance	1,476	1,569
Other assets	328	58
Accounts payable	(4,095)	12,659
Accrued compensation and benefits	(6,870)	1,498
Deferred revenue	(3,568)	(7,265)
Environmental remediation liabilities	(156)	(119)
Other accrued liabilities	(386)	(5,324)
Excess tax benefit from stock-based awards	(203)	—
Net cash (used in) provided by operating activities	(4,545)	11,179
Cash flows from investing activities:
Additions to property and equipment	(1,776)	(4,301)
Restricted investments	1,062	1,080
Acquisition of businesses, net of cash acquired	—	(3,449)
Earnout and net working capital payments on acquisitions	—	(858)
Proceeds from sale of land	—	250
Proceeds from sale of fixed assets	10	11
Investments in and advances to unconsolidated affiliates	(13)	(8)
Net cash used in investing activities	(717)	(7,275)
Cash flows from financing activities:
Payments on long-term debt and other	(2,675)	(1,618)
Payments on capital lease obligations	(230)	—
Proceeds from long-term debt and other	4,259	2,381
Shares repurchased to settle tax withholding obligations	(2,169)	(760)
Excess tax benefit from stock-based awards	203	—
Proceeds from exercise of stock options	143	—
Net cash (used in) provided by financing activities	(469)	3
(Decrease) increase in cash and cash equivalents	(5,731)	3,907
Cash and cash equivalents, beginning of period	16,561	10,829
Cash and cash equivalents, end of period	$10,830	$14,736
Supplemental cash flow information:
Assets acquired through capital lease obligations	$490	$—
Future consideration in connection with businesses acquired	—	801
Issuance of common stock in connection with businesses acquired	—	266

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Shareholders' Equity
					Accum.			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2011	27,304	$2,730	$173,984	$(147,255)	$429	3	$(33)	$29,855	$(183)	$29,672

Net income	—	—	—	23,899	—	—	—	23,899	(49)	23,850
Other comprehensive loss	—	—	—	—	(79)	—	—	(79)	—	(79)
Issuance of common stock in connection with business acquired	61	6	260	—	—	—	—	266	—	266
Stock-based compensation	702	70	2,335	—	—	—	—	2,405	—	2,405
Shares repurchased to settle tax withholding obligations	(201)	(20)	(740)	—	—	—	—	(760)	—	(760)
Directors' deferred compensation	5	1	19	—	—	—	—	20	—	20
Balances as of December 30, 2011	27,871	$2,787	$175,858	$(123,356)	$350	3	$(33)	$55,606	$(232)	$55,374

	TRC Companies, Inc. Shareholders' Equity
					Accum.			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2012	28,131	$2,813	$179,402	$(113,680)	$(184)	3	$(33)	$68,318	$(270)	$68,048

Net income	—	—	—	8,395	—	—	—	8,395	(31)	8,364
Other comprehensive income	—	—	—	—	106	—	—	106	—	106
Exercise of stock options	34	4	142	—	—	—	—	146	—	146
Stock-based compensation	1,046	105	1,788	—	—	—	—	1,893	—	1,893
Shares repurchased to settle tax withholding obligations	(316)	(32)	(2,137)	—	—	—	—	(2,169)	—	(2,169)
Directors' deferred compensation	3	—	22	—	—	—	—	22	—	22
Excess tax benefit from stock-based awards	—	—	203	—	—	—	—	203	—	203
Balances as of December 28, 2012	28,898	$2,890	$179,420	$(105,285)	$(78)	3	$(33)	$76,914	$(301)	$76,613

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2012 and December 30, 2011
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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 28, 2012, the condensed consolidated statements of operations for the three and six months ended December 28, 2012 and December 30, 2011, the condensed consolidated statements of comprehensive income for the three and six months ended December 28, 2012 and December 30, 2011, the condensed consolidated statements of cash flows for the six months ended December 28, 2012 and December 30, 2011 and the condensed consolidated statements of equity for the six months ended December 28, 2012 and December 30, 2011 have been prepared pursuant to the interim period reporting requirements of Form 10-Q and in accordance with accounting principles generally accepted in the United States ("GAAP"). Consequently, the financial statements are unaudited but, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the interim periods. Also, certain information and footnote disclosures usually included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Note 2. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This new guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. This new guidance will become effective for the Company beginning July 1, 2013. The Company is currently evaluating the impact this new guidance may have on its indefinite-lived intangibles impairment testing. The Company does not believe adoption of this new guidance will have a significant impact on its condensed consolidated financial statements.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset, and related arrangements associated with, its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset, and the related net exposure. The new guidance will be effective for the Company beginning July 1, 2013. Other than requiring additional disclosures, the Company does not believe adoption of this new guidance will have a significant impact on its condensed consolidated financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this new guidance beginning July 1, 2012. Adoption of this new guidance did not have a significant impact on the Company's condensed consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present net income and other comprehensive income in either a continuous statement or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance was amended in December 2011 when the FASB issued guidance which indefinitely defers presentation of reclassification adjustments. The Company adopted this new amended guidance beginning July 1, 2012. Adoption of this new amended guidance resulted only in changes to presentation of the Company's condensed consolidated financial statements.

Note 3. Fair Value Measurements
The Company's financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
Level 1 Inputs—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (i.e. the New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.
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
The following tables present the level within the fair value hierarchy at which the Company's financial assets were measured on a recurring basis as of December 28, 2012 and June 30, 2012:
Assets Measured at Fair Value on a Recurring Basis as of December 28, 2012

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$—	$2,988	$—	$2,988
Certificates of deposit	—	449	—	449
Municipal bonds	—	796	—	796
Corporate bonds	—	558	—	558
Asset backed securities	—	219	—	219
Money market accounts and cash deposits	441	—	—	441
Total assets	$441	$5,010	$—	$5,451

Contingent consideration	$—	$—	$844	$844
Total liabilities	$—	$—	$844	$844

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,261	$—	$3,261
Certificates of deposit	—	452	—	452
Municipal bonds	—	790	—	790
Corporate bonds	—	562	—	562
Money market accounts	983	—	—	983
Total assets	$983	$5,065	$—	$6,048

Contingent consideration	$—	$—	$873	$873
Total liabilities	$—	$—	$873	$873
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available. At December 28, 2012 and June 30, 2012 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of December 28, 2012 and June 30, 2012 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
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
Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The table below presents a rollforward of the contingent consideration liabilities valued using Level 3 inputs for the six months ended December 28, 2012:

Balance at June 30, 2012	$873
Reduction of liability related to re-measurement of fair value	(29)
Balance at December 28, 2012	$844

Note 4. Stock-Based Compensation

The Company has two plans under which stock-based awards have been issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), (collectively "the Plans"). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors; however, the Compensation Committee has delegated to the Chief Executive Officer ("CEO") the authority to grant awards for up to 10 shares to individual employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's").

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During the three and six months ended December 28, 2012 and December 30, 2011, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Cost of services	$473	$292	$828	$855
General and administrative expenses	511	614	1,065	1,550
Total stock-based compensation expense	$984	$906	$1,893	$2,405

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three and six months ended December 28, 2012 and December 30, 2011.

A summary of stock option activity for the six months ended December 28, 2012 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2012 (751 exercisable)	787	$9.41
Options exercised	(34)	$4.30
Options forfeited	(1)	$3.64
Options expired	(37)	$10.08
Outstanding options as of December 28, 2012	715	$9.62	2.6	$207
Options exercisable as of December 28, 2012	691	$9.83	2.5	$160
Options vested and expected to vest as of December 28, 2012	715	$9.63	2.6	$206
Shares available for future grants	2,311

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of December 28, 2012 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $5.60 as of December 28, 2012. The total intrinsic value of options exercised for the three and six months ended December 28, 2012 was $89 and $121, respectively. The total proceeds received from option exercises for the three and six months ended December 28, 2012 was $111 and $146, and there was a tax benefit of $1 and $4 realized by the Company, respectively. There were no options exercised during the three and six months ended December 30, 2011.

As of December 28, 2012, there was $36 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSA activity for the six months ended December 28, 2012 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2012	193	$2.94
Awards granted	8	$7.06
Awards vested	(165)	$2.91
Awards forfeited	(1)	$2.90
Non-vested awards as of December 28, 2012	35	$3.94

RSA grants totaled 8 shares with a weighted-average grant date fair value of $53 during the three and six months ended December 28, 2012. RSA grants totaled 11 shares with a weighted-average grant date fair value of $38 during the three and six months ended December 30, 2011. The total fair value of RSA's vested during the three and six months ended December 28, 2012 was $24 and $1,212, respectively. The total tax benefit realized by the Company from RSA vestings for the three and six months ended December 28, 2012 was $11 and $50, respectively. The total fair value of RSA's vested during the three and six months ended December 30, 2011 was $0 and $822, respectively.

As of December 28, 2012, there was $87 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the six months ended December 28, 2012 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2012	1,424	$3.87
Units granted	276	$7.45
Units vested	(468)	$3.57
Units forfeited	(11)	$4.12
Non-vested units as of December 28, 2012	1,221	$4.79

RSU grants totaled 276 shares with a weighted-average grant date fair value of $2,055 during the three and six months ended December 28, 2012. RSU grants totaled 84 and 641 shares with a weighted-average grant date fair value of $360 and $3,101 during the three and six months ended December 30, 2011. The total fair value of RSU's vested during the three and six months ended December 28, 2012 was $1,394 and $3,237, respectively. The total tax benefit realized by the Company from RSU vestings for the three and six months ended December 28, 2012 was $22 and $92, respectively. The total fair value of RSU's vested during the three and six months ended December 30, 2011 was $235 and $1,302, respectively.

As of December 28, 2012, there was $5,002 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.7 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 399 shares with a weighted-average grant date fair value of $2,963 during the six months ended December 28, 2012. These PSU's will vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2013. PSU grants totaled 713 shares with a weighted-average grant date fair value of $3,657 during the six months ended December 30, 2011. The total fair value of PSU's vested during the three and six months ended December 28, 2012, was $0 and $2,693, respectively. The total tax benefit realized by the Company from PSU vestings for the three and six months ended December 28, 2012 was $14 and $57, respectively.The total fair value of PSU's vested during the three and six months ended December 30, 2011, was $0 and $522, respectively.

At December 28, 2012, there was $4,282 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 2.1 years.

A summary of non-vested PSU activity for the six months ended December 28, 2012 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2012	853	—	853	$3.96
Units granted	399	32	431	$7.43
Units vested	(382)	(32)	(414)	$4.70
Units forfeited	(8)	—	(8)	$5.04
Non-vested units as of December 28, 2012	862	—	862	$5.20

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the performance period.

Note 5. Earnings per Share

Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for stock options, warrants, non-vested restricted stock awards and units, and non-vested performance stock units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period.  Diluted EPS is computed by dividing net income applicable to the Company by the weighted-average number of common shares and potentially dilutive common shares that were outstanding during the period.

The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 28, 2012 and December 30, 2011:

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Net income applicable to TRC Companies, Inc.	$4,123	$5,211	$8,395	$23,899

Basic weighted-average common shares outstanding	28,874	27,845	28,668	27,657
Effect of dilutive stock options and unvested RSA's, RSU's and PSU's	597	680	809	801
Diluted weighted-average common shares outstanding	29,471	28,525	29,477	28,458

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.14	$0.19	$0.29	$0.86
Diluted earnings per common share	$0.14	$0.18	$0.28	$0.84
Anti-dilutive stock options and unvested RSA's, RSU's and PSU's excluded from the calculation	2,236	2,188	2,024	2,096

Note 6. Accounts Receivable

As of December 28, 2012 and June 30, 2012, accounts receivable was comprised of the following:

	December 28, 2012	June 30, 2012
Billed	$64,264	$54,582
Unbilled	42,225	47,939
Retainage	4,456	3,846
Total accounts receivable - gross	110,945	106,367
Less allowance for doubtful accounts	(11,105)	(11,152)
Total accounts receivable, less allowance for doubtful accounts	$99,840	$95,215

Note 7. Other Accrued Liabilities

As of December 28, 2012 and June 30, 2012, other accrued liabilities were comprised of the following:

	December 28, 2012	June 30, 2012
Contract costs	$18,300	$18,258
Legal accruals	2,478	5,103
Lease obligations	2,642	2,547
Other	4,915	4,407
Total other accrued liabilities	$28,335	$30,315

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of December 28, 2012, the Company had $24,888 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 27, 2012 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value, and therefore goodwill was not assessed for impairment during the current fiscal quarter.

The changes in the carrying amount of goodwill for the six months ended December 28, 2012 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	December 28,	Impairment	December 28,
Operating Segment	2012	Losses	2012	Adjustments	2012	Losses	2012
Energy	$21,893	$(14,506)	$7,387	$—	$21,893	$(14,506)	$7,387
Environmental	35,366	(17,865)	17,501	$—	35,366	(17,865)	17,501
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$64,483	$(39,595)	$24,888	$—	$64,483	$(39,595)	$24,888

Other Intangible Assets

Identifiable intangible assets as of December 28, 2012 and June 30, 2012 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 28, 2012			June 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$5,137	$(1,015)	$4,122	$5,137	$(562)	$4,575
Contract backlog	—	—	—	11	(7)	4
	5,137	(1,015)	4,122	5,148	(569)	4,579
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$5,563	$(1,015)	$4,548	$5,574	$(569)	$5,005

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately seven years. The amortization of intangible assets for the three months ended December 28, 2012 and December 30, 2011 was $227 and $165, respectively. The amortization of intangible assets for the six months ended December 28, 2012 and December 30, 2011 was $457 and $315, respectively. Estimated amortization expense of intangible assets for the remainder of fiscal year 2013 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2013	$424
2014	1,092
2015	968
2016	727
2017	539
2018 and thereafter	372
Total	$4,122

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended December 28, 2012, and therefore intangible assets were not assessed for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

The Company and substantially all of its subsidiaries (the "Borrower"), have entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, provides the Borrower with a senior revolving credit facility of up to $65,000 (which includes an uncommitted $15,000 syndication reserve) based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2014. Any amounts outstanding under the Credit Agreement bear interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that are not borrowers. The Credit Agreement also contains cross-

default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement, the Company must maintain average monthly backlog of $190,000 and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, is less than $20,000, or at any point during the most recent fiscal quarter, is less than $15,000. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $12,500 for each twelve month period ending each fiscal quarter. The Credit Agreement limits maximum annual capital expenditures to $8,500 for fiscal year 2013. The Company can issue up to $15,000 in letters of credit under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 28, 2012.

As of December 28, 2012 and June 30, 2012, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4,239 and $4,239 as of December 28, 2012 and June 30, 2012, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $50,000 and $49,130 as of December 28, 2012 and June 30, 2012, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $45,761 and $44,891 as of December 28, 2012 and June 30, 2012, respectively.

CAH Note Payable

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. The Company has entered into several modifications of the credit agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013 (See Note 10). As of December 28, 2012, the balance outstanding under this loan was $2,448.

AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc., the Company entered into a two-year subordinated promissory note with the seller pursuant to which the Company agreed to pay $900. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $450 on each of the first and second anniversaries of the note. As of December 28, 2012, the balance outstanding under this loan was $450.

Other Notes Payable
In March 2012, the Company financed $2,195, of which $161 is being treated as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of December 28, 2012, the balance outstanding under this agreement was $1,473.
In July 2012, the Company financed $4,259 of insurance premiums payable in eleven equal monthly installments of approximately $391 each, including a finance charge of 1.99%. As of December 28, 2012, the balance outstanding under this agreement was $1,945.

Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $490 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,246, and accumulated amortization was $212 at December 28, 2012. The average interest rates on the capital leases is 2.44% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	December 28, 2012	June 30, 2012
Current assets:
Cash and cash equivalents	$34	$34
Restricted investments	63	63
Total current assets	97	97
Other assets	4,344	4,344
Total assets	$4,441	$4,441
Current liabilities:
Current portion of long-term debt	$2,448	$—
Environmental remediation liabilities	5	20
Other accrued liabilities	13	13
Total current liabilities	2,466	33
Long-term debt, net of current portion	—	2,448
Long-term environmental remediation liabilities	10	27
Total liabilities	$2,476	$2,508
The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, since inception and through the end of the fiscal quarter ended December 28, 2012, the Company has provided approximately $1,344 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 9). Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company currently intends to fund CAH's obligations as they become due.

Note 11. Income Taxes

As of June 30, 2012, the Company had a full valuation allowance of $25,646 against its net deferred tax assets. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exist to support its reversal. Based upon this ongoing assessment the Company believes it is appropriate to retain the full valuation allowance, however, a reversal of all or a portion of the valuation allowance could occur during fiscal year 2013 or subsequent years. The required accounting for the reversal could involve significant tax amounts and it would result in an increase to net income and EPS in the quarter in which it was deemed appropriate to reverse the valuation allowance.
The Company recorded a tax provision of $449 and a tax benefit of $3,504 for the six months ended December 28, 2012 and December 30, 2011, respectively. The tax provision of $449 is comprised of state tax expense of $398 and federal Alternative Minimum Tax expense of $51. The tax benefit of $3,504 is comprised of a benefit of $3,568 primarily related to the remeasurement of uncertain tax positions and a benefit of $998 related to the release of valuation allowance due to the acquisition of The Payne Firm, Inc., net of federal Alternative Minimum Tax and state income tax expense, of $1,062.
As of December 28, 2012, the recorded liability for uncertain tax positions under the measurement criteria of ASC Topic 740, Income Taxes, was $114. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

Note 12. Operating Segments

The Company manages its business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, renewable energy development, power generation and transmission.

Environmental: The Environmental operating segment provides services to a wide range of clients, including industrial, transportation, energy and natural resource companies, as well as government agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings; air quality measurements and modeling of potential air pollution impacts; assessment and remediation of contaminated sites and buildings; solid waste management; environmental, health and safety management and sustainability advisory services; compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. The Company's client base is predominantly state and municipal governments as well as select commercial developers. In addition, the Company provides infrastructure services on projects originating in its Energy and Environmental operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessment, design and construction management.

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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended December 28, 2012:
Gross revenue	$31,618	$58,940	$14,142	$104,700
Net service revenue	25,872	39,493	9,699	75,064
Segment profit	5,646	7,819	1,351	14,816
Depreciation and amortization	360	537	127	1,024

Three months ended December 30, 2011:
Gross revenue	$30,790	$60,229	$13,964	$104,983
Net service revenue	23,836	38,577	10,550	72,963
Segment profit	6,548	7,266	1,803	15,617
Depreciation and amortization	289	505	126	920

	Energy	Environmental	Infrastructure	Total

Six months ended December 28, 2012:
Gross revenue	$63,792	$117,539	$30,227	$211,558
Net service revenue	51,515	76,869	20,945	149,329
Segment profit	11,646	14,734	3,418	29,798
Depreciation and amortization	693	1,078	249	2,020

Six months ended December 30, 2011:
Gross revenue	$56,914	$121,655	$29,301	$207,870
Net service revenue	44,433	78,498	22,536	145,467
Segment profit	10,787	16,101	4,383	31,271
Depreciation and amortization	582	983	251	1,816

	Three Months Ended		Six Months Ended
Gross revenue	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Gross revenue from reportable operating segments	$104,700	$104,983	$211,558	$207,870
Reconciling items (1)	(230)	395	1,198	1,243
Total consolidated gross revenue	$104,470	$105,378	$212,756	$209,113

Net service revenue
Net service revenue from reportable operating segments	$75,064	$72,963	$149,329	$145,467
Reconciling items (1)	190	933	1,141	1,884
Total consolidated net service revenue	$75,254	$73,896	$150,470	$147,351

Income from operations before taxes
Segment profit from reportable operating segments	$14,816	$15,617	$29,798	$31,271
Corporate shared services (2)	(8,864)	(9,142)	(17,789)	(18,515)
Arena Towers litigation (expense) reversal	—	(163)	—	11,061
Stock-based compensation expense	(984)	(906)	(1,893)	(2,405)
Unallocated depreciation and amortization	(569)	(514)	(1,111)	(980)
Interest expense	(80)	(175)	(192)	(356)
Total consolidated income from operations before taxes	$4,319	$4,717	$8,813	$20,076

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$1,024	$920	$2,020	$1,816
Unallocated depreciation and amortization	569	514	1,111	980
Total consolidated depreciation and amortization	$1,593	$1,434	$3,131	$2,796

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Commitments and Contingencies
Exit Strategy Contracts
The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because two projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's financial statements. With respect to these two projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as greater than expected volumes of contaminants requiring remediation, or wastewater treatment systems requiring operation beyond the insurance term. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that costs incurred beyond the limits or term of the insurance could range from $0 to $6,000.

Liquidated Damages

The Company has entered into fixed-price contracts which, among other things, require completion of the specified scope of work within a defined period of time.  Certain of those contracts provide for the assessment of liquidated damages if certain project milestones are not met in the contractually specified time unless a schedule extension is granted pursuant to the terms of the contract. At present the Company does not believe the assessment of liquidated damages is likely.  Nevertheless, the Company estimates the potential exposure to liquidated damages arising under those contracts could range from $0 to $4,000.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of December 28, 2012 and June 30, 2012, the Company had recorded $1,946 and $4,572, respectively, of accruals for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The

Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $1,261 and $2,840 as of December 28, 2012 and June 30, 2012, respectively.

The Company periodically adjusts the amount of such accruals when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $2,400, of which $0 would be covered by insurance.

Note 14. Subsequent Events

Effective December 31, 2012, the Company acquired all of the outstanding stock of Heschong Mahone Group, Inc. (“HMG”), headquartered in Sacramento, California. HMG provides professional consulting services in the field of energy efficiency. The initial purchase price of approximately $5,500 consisted of cash of $3,500 payable at closing, a $1,500 subordinated promissory note, and 88 shares of the Company's common stock valued at $500 (based on the average closing prices of the Company's common stock over the 30 trading-day period preceding the date of the transaction). In addition, the purchase agreement provides for contingent consideration of up to an additional $500 based on performance of the acquired firm over the twelve month period following closing. HMG is being integrated into the Company's Energy operating segment. Due to the limited time since the closing of the HMG acquisition, the related acquisition accounting is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction. The impact of this acquisition is not expected to be material to the Company's condensed consolidated balance sheets and results of operations.

Effective January 18, 2013, the Company acquired the assets of the GE Air Emissions Testing (GE-Air) business. The initial purchase price consisted of a cash payment of $3,150 payable at closing. The purchase price is subject to a working capital adjustment, which is expected to be finalized within the next several months. GE-Air is being integrated into the Company's Environmental operating segment. Due to the limited time since the closing of the GE-Air acquisition, the related acquisition accounting is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction. The impact of this acquisition is not expected to be material to the Company's condensed consolidated balance sheets and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended December 28, 2012 and December 30, 2011

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30th. The six months ended December 28, 2012 contained one less business day than the same period in the prior fiscal year.

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

Overview

We provide integrated engineering, consulting, and construction management services. Our project teams help our commercial and governmental clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. We provide our services almost entirely in the United States of America.

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

In the course of providing our services we routinely subcontract services. Generally these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue ("NSR"), which is gross revenue less subcontractor costs and other direct reimbursable charges, and our discussion and analysis of financial condition and results of operations uses NSR as a primary point of reference.

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
Our revenue, expenses and operating results may fluctuate significantly from year to year as a result of numerous factors, including:

•	Unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

•	Seasonality of the spending cycle, notably for state and local government entities, and the spending patterns of our commercial clients;

•	Budget constraints experienced by our government clients;

•	Divestitures or discontinuance of operating units;

•	Employee hiring, utilization and turnover rates;

•	The number and significance of client contracts commenced and completed during the period;

•	Creditworthiness and solvency of clients;

•	The ability of our clients to terminate contracts without penalties;

•	Delays incurred in connection with contracts;

•	The size, scope and payment terms of contracts;

•	Contract negotiations on change orders and collection of related accounts receivable;

•	The timing of expenses incurred for corporate initiatives;

•	Competition;

•	Litigation;

•	Changes in accounting rules;

•	The credit markets and their effect on our customers; and

•	General economic or political conditions.

We experience seasonal trends in our business. Our revenue is typically lower in the second and third fiscal quarters, as our business is, to some extent, dependent on field work and construction scheduling and is also affected by holidays. Our revenue is lower during these times of the year because many of our clients' employees, as well as our own employees, do not work during those holidays, resulting in fewer billable hours charged to projects and thus, lower revenue recognized. In addition to holidays, harsher weather conditions that occur in the fall and winter occasionally cause some of our offices to close temporarily and can significantly affect our project field work. Conversely, our business generally benefits from milder weather conditions in our first and fourth fiscal quarters which allow for more productivity from our field services.

Acquisitions

We continuously evaluate the marketplace for strategic acquisition opportunities. A fundamental component of our profitable growth strategy is to pursue acquisitions that will expand our platform in key U.S. markets.

Operating Segments

We manage our business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, renewable energy development, power generation and transmission.

Environmental: The Environmental operating segment provides services to a wide range of clients including industrial, transportation, energy and natural resource companies, as well as government agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings; air quality measurements and modeling of potential air pollution impacts; assessment and remediation of contaminated sites and buildings; solid waste management; environmental, health and safety management and sustainability advisory services; compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. Our client base is predominantly state and municipal governments as well as select commercial developers. In addition, we provide infrastructure services on projects originating in our Energy and Environmental operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessment, design and construction management.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and six months ended December 28, 2012 and December 30, 2011:

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Energy	34%	33%	35%	31%
Environmental	53%	53%	51%	54%
Infrastructure	13%	14%	14%	15%
	100%	100%	100%	100%
Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with an increasingly favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $50.0 billion in transmission grid upgrades over the next several years. Economic impacts have slowed the pace of this investment, but not the long term plan. Energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level are expanding the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are growing our presence in the Texas and California markets where demand for services is the highest.

Environmental: Although there have been some signs of expansion in this market following a gradual improvement in general economic conditions, growth in demand for environmental services continues to be sluggish. The fundamental market drivers for this market remain in place, including evolving regulatory developments particularly with respect to air quality and the continuing need to enhance our aging transportation and energy infrastructure. Nevertheless, recent indicators suggest that certain elements of this marketplace continue to defer action in light of current economic uncertainty and reorganizations of regulatory agencies following the election. Shale gas and other energy source initiatives present important opportunities but are linked to policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.

Infrastructure: Demand for infrastructure services is expected to continue to be flat for fiscal year 2013. Nevertheless, the overall construction markets are believed to be poised for growth and investment as a result of a federal transportation bill that was signed into law in July 2012. In addition, U.S. macroeconomic factors may help drive the Infrastructure business. The long-term prospect may also be benefited by alternative funding mechanisms; potential additional economic stimulus initiatives; and the continued need to upgrade, replace or repair aging transportation infrastructure.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in our Annual Report on Form 10-K, as filed with the SEC on September 12, 2012. No material changes concerning our critical accounting policies have occurred since June 30, 2012.

Results of Operations

During the six months ended December 28, 2012, our expanded geographic presence and the continued investment in electric transmission and distribution systems by our utility clients resulted in a 15.9% increase in current year NSR for the Energy operating segment. In contrast, our Environmental and Infrastructure operating segments' revenue declined in the current year partially due to continued economic stagnation and uncertainty over federal policy. Overall, NSR increased $3.1 million, or 2.1%, to $150.5 million for the six months ended December 28, 2012 from $147.4 million for the same period in the prior year.

We reported net income applicable to TRC Companies, Inc. of $4.1 million and $8.4 million for the three and six months ended December 28, 2012 compared to $5.2 million and $23.9 million, respectively, for the same periods of the prior year. Net income for the six months ended December 30, 2011 benefited from the following:

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

Federal and State Income Tax Benefit:  The tax benefit of $3.5 million is predominantly comprised of a benefit of $3.1 million related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance due to the acquisition of The Payne Firm, net of state income tax expense of $0.6 million. The reduction in tax expense of $3.1 million related to the uncertain tax position was a result of a September 2011 settlement with the IRS for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in taxes and interest.

Consolidated Results

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and six months ended December 28, 2012 and December 30, 2011:

	Three Months Ended				Six Months Ended
	Dec. 28,	Dec. 30,	Change		Dec. 28,	Dec. 30,	Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Gross revenue	$104,470	$105,378	$(908)	(0.9)%	$212,756	$209,113	$3,643	1.7%
Less subcontractor costs and other direct reimbursable charges	29,216	31,482	(2,266)	(7.2)	62,286	61,762	524	0.8
Net service revenue	75,254	73,896	1,358	1.8	150,470	147,351	3,119	2.1
Interest income from contractual arrangements	83	95	(12)	(12.6)	128	173	(45)	(26.0)
Insurance recoverables and other income	913	518	395	76.3	2,657	738	1,919	260.0
Cost of services (exclusive of costs shown separately below)	64,564	61,173	3,391	5.5	128,250	121,335	6,915	5.7
General and administrative expenses	5,694	6,847	(1,153)	(16.8)	12,869	14,395	(1,526)	(10.6)
Provision for doubtful accounts	—	—	—	—	—	365	(365)	(100.0)
Depreciation and amortization	1,593	1,434	159	11.1	3,131	2,796	335	12.0
Arena Towers litigation expense (reversal)	—	163	(163)	(100.0)	—	(11,061)	11,061	(100.0)
Operating income	4,399	4,892	(493)	(10.1)	9,005	20,432	(11,427)	(55.9)
Interest expense	(80)	(175)	95	(54.3)	(192)	(356)	164	(46.1)
Income from operations before taxes	4,319	4,717	(398)	(8.4)	8,813	20,076	(11,263)	(56.1)
Federal and state income tax (provision) benefit	(215)	206	(421)	(204.4)	(449)	3,504	(3,953)	(112.8)
Income from operations before equity in earnings	4,104	4,923	(819)	(16.6)	8,364	23,580	(15,216)	(64.5)
Equity in earnings from unconsolidated affiliates, net of taxes	—	270	(270)	(100.0)	—	270	(270)	(100.0)
Net income	4,104	5,193	(1,089)	(21.0)	8,364	23,850	(15,486)	(64.9)
Net loss applicable to noncontrolling interest	19	18	1	5.6	31	49	(18)	(36.7)
Net income applicable to TRC Companies, Inc.	$4,123	$5,211	$(1,088)	(20.9)%	$8,395	$23,899	$(15,504)	(64.9)%

Three Months Ended December 28, 2012

Gross revenue decreased $0.9 million, or 0.9%, to $104.5 million for the three months ended December 28, 2012 from $105.4 million for the same period in the prior year. Organic gross revenue decreased $1.2 million and acquisitions provided gross revenue of $0.3 million. The decline in organic revenue was primarily attributable to our Environmental operating segment where gross revenue decreased $1.3 million due to the completion of several large environmental compliance projects, delays on new awards and lower levels of revenue generated by subcontractor activities. This decrease was partially offset by higher demand for our Energy operating segment services.

NSR increased $1.4 million, or 1.8%, to $75.3 million for the three months ended December 28, 2012 from $73.9 million for the same period in the prior year. Organic NSR increased $1.2 million, or 85.2%, and acquisitions provided the remaining $0.2 million, or 14.8%. The increase was primarily driven by our Energy operating segment, where NSR increased $2.0 million, due to our expanded geographic presence and utility clients continuing to invest in the modernization and replacement of outdated facilities. This increase was somewhat offset by lower demand for our Infrastructure services which was primarily due to economic factors and federal policy uncertainty. Overall, NSR increased despite a decline in gross revenue due to increased demand for our direct labor and a lower level of subcontracting activities.

Insurance recoverables and other income increased $0.4 million, or 76.3%, to $0.9 million for the three months ended December 28, 2012 from $0.5 million for the same period in the prior year. In the three months ended December 28, 2012, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. We did not experience the same level of estimated cost increases in the same period in the prior year.

COS increased $3.4 million, or 5.5%, to $64.6 million for the three months ended December 28, 2012 from $61.2 million for the same period in the prior year. Organic COS increased $3.2 million, or 93.4%, and acquisitions provided the remaining $0.2 million, or 6.6%. The increase in organic COS was incurred, primarily, to support the growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 85.8% and 82.8% for the three months ended December 28, 2012 and December 30, 2011, respectively.

G&A expenses decreased $1.2 million, or 16.8%, to $5.7 million for the three months ended December 28, 2012 from $6.8 million for the same period in the prior year. The decrease is primarily attributable to lower litigation costs. Specifically, during the current quarter, we had a favorable resolution to a liability claim that resulted in an $0.8 million reduction in G&A expenses. As a percentage of NSR, G&A expenses were 7.6% and 9.3% for the three months ended December 28, 2012 and December 30, 2011, respectively.

Depreciation and amortization increased $0.2 million, or 11.1%, to $1.6 million for the three months ended December 28, 2012 from $1.4 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.

The federal and state income tax provision was $0.2 million for the three months ended December 28, 2012 compared to a tax benefit of $0.2 million for the same period in the prior year. The tax provision of $0.2 million is primarily comprised of state tax expense of $0.2 million.

In conjunction with our ongoing review of actual results and anticipated future earnings, we assess the possibility of reversing the valuation allowance remaining on our net deferred tax assets. Based upon this ongoing assessment, a reversal of the valuation allowance could occur during fiscal year 2013 or subsequent years. The required accounting for the reversal of the valuation allowance could involve significant tax amounts and it would impact earnings in the quarter in which it was deemed appropriate to reverse the valuation allowance.

Six Months Ended December 28, 2012

Gross revenue increased $3.6 million, or 1.7%, to $212.8 million for the six months ended December 28, 2012 from $209.1 million for the same period in the prior year. Organic gross revenue increased $2.6 million, or 71.0%, and acquisitions provided the remaining $1.0 million, or 29.0%. The increase was primarily driven by increased demand for our Energy services as our utility clients continued investment in their electric transmission and distribution systems. This increase was partially offset by lower demand for our Environmental operating segment services which was primarily due to economic factors and policy uncertainty as well as lower levels of revenue generated by subcontractor activities.

NSR increased $3.1 million, or 2.1%, to $150.5 million for the six months ended December 28, 2012 from $147.4 million for the same period in the prior year. Organic NSR increased $2.3 million, or 74.6%, and acquisitions provided the remaining $0.8 million, or 25.4%. The increase was primarily driven by increased demand in our Energy operating segment, where NSR increased $7.1 million. This increased demand was primarily due to our utility clients continuing to invest in the modernization and replacement of outdated facilities and our expanded geographic presence. This increase was somewhat offset by lower demand for our Infrastructure and Environmental services which was primarily due to economic factors and federal policy uncertainty.

Insurance recoverables and other income increased $1.9 million, or 260.0%, to $2.7 million for the six months ended December 28, 2012 from $0.7 million for the same period in the prior year. In the six months ended December 28, 2012, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. We did not experience the same level of estimated cost increases in the same period in the prior year.

COS increased $6.9 million, or 5.7%, to $128.3 million for the six months ended December 28, 2012 from $121.3 million for the same period in the prior year. Organic COS increased $6.0 million, or 87.2%, for the six months ended December 28, 2012, and acquisitions provided the remaining $0.9 million, or 12.8%. The increase was partially attributable to a $2.6 million change in Exit Strategy contract loss reserves due to estimated cost increases on our Exit Strategy projects in the current year. The remainder of the COS increase was incurred to support the growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 85.2% and 82.3% for the six months ended December 28, 2012 and December 30, 2011, respectively.

G&A expenses decreased $1.5 million, or 10.6%, to $12.9 million for the six months ended December 28, 2012 from $14.4 million for the same period in the prior year. The decrease was primarily attributable to decreased costs related to our performance based stock compensation plan and lower litigation costs. As a percentage of NSR, G&A expenses were 8.6% and 9.8% for the six months ended December 28, 2012 and December 30, 2011, respectively.

The provision for doubtful accounts decreased $0.4 million, or 100.0%, to $0.0 million for the six months ended December 28, 2012 from $0.4 million for the same period in the prior year. The decrease was primarily attributable to our continued focus on credit and collections.

Depreciation and amortization increased $0.3 million, or 12.0%, to $3.1 million for the six months ended December 28, 2012 from $2.8 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.

The federal and state income tax provision was $0.4 million for the six months ended December 28, 2012 compared to a tax benefit of $3.5 million for the same period in the prior year. The tax provision of $0.4 million is comprised of state expense of $0.4 million and federal Alternative Minimum Tax expense of $0.1 million. The tax benefit of $3.5 million is comprised of a benefit of $3.6 million primarily related to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of valuation allowance due to the acquisition of The Payne Firm, Inc., net of federal Alternative Minimum Tax and state income tax expense, of $1.1 million.

In conjunction with our ongoing review of actual results and anticipated future earnings, we assess the possibility of reversing the valuation allowance remaining on our net deferred tax assets. Based upon this ongoing assessment, a reversal of the valuation allowance could occur during fiscal year 2013 or subsequent years. The required accounting for the reversal of the valuation allowance could involve significant tax amounts and it would impact earnings in the quarter in which it was deemed appropriate to reverse the valuation allowance.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and six months ended December 28, 2012 and December 30, 2011:

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.1	0.1	0.1
Insurance recoverables and other income	1.2	0.7	1.8	0.5
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	85.8	82.8	85.2	82.3
General and administrative expenses	7.6	9.3	8.6	9.8
Provision for doubtful accounts	—	—	—	0.2
Depreciation and amortization	2.1	1.9	2.1	1.9
Arena Towers litigation expense (reversal)	—	0.2	—	(7.5)
Total operating costs and expenses	95.5	94.2	95.9	86.8
Operating income	5.8	6.6	6.0	13.9
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Income from operations before taxes	5.7	6.4	5.9	13.6
Federal and state income tax (provision) benefit	(0.3)	0.3	(0.3)	2.4
Income from operations before equity in earnings	5.5	6.7	5.6	16.0
Equity in earnings from unconsolidated affiliates, net of taxes	—	0.4	—	0.2
Net income	5.5	7.1	5.6	16.2
Net loss applicable to noncontrolling interest	—	—	—	—
Net income applicable to TRC Companies, Inc.	5.5%	7.1%	5.6%	16.2%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Six Months Ended
	December 28,	December 30,	Change		December 28,	December 30,	Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Gross revenue	$31,618	$30,790	$828	2.7%	$63,792	$56,914	$6,878	12.1%
Net service revenue	$25,872	$23,836	$2,036	8.5%	$51,515	$44,433	$7,082	15.9%
Segment profit	$5,646	$6,548	$(902)	(13.8)%	$11,646	$10,787	$859	8.0%

Gross revenue increased $0.8 million, or 2.7%, and $6.9 million, or 12.1%, for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year. The increase in gross revenue was primarily the result of increased activity on electric distribution projects and the expansion of our geographic presence into the mid-Atlantic region.

NSR increased $2.0 million, or 8.5%, and $7.1 million, or 15.9%, for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year. The NSR growth was primarily the result of the factors driving gross revenue growth as noted above. NSR grew at a faster rate than revenue due to the mix of energy projects. Differences in the scope of services between contracts may result in variation in the amount of subcontracting and direct labor.

The Energy operating segment's profit decreased $0.9 million, or 13.8%, for the three months ended December 28, 2012 compared to the same period of the prior year. The decrease in the Energy operating segment's profit for the three months ended December 28, 2012 was primarily due to increased contract costs incurred for project budget overruns on several large fixed-priced projects. The increase in the Energy operating segment's profit of $0.9 million, or 8.0%,for the six months ended December 28, 2012 was primarily due to the above-mentioned increase in NSR, offset by project budget overruns. As a percentage of NSR, the Energy operating segment's profit decreased to 21.8% from 27.5% and to 22.6% from 24.3% for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year.

Environmental Operating Segment Results

	Three Months Ended				Six Months Ended
	December 28,	December 30,	Change		December 28,	December 30,	Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Gross revenue	$58,940	$60,229	$(1,289)	(2.1)%	$117,539	$121,655	$(4,116)	(3.4)%
Net service revenue	$39,493	$38,577	$916	2.4%	$76,869	$78,498	$(1,629)	(2.1)%
Segment profit	$7,819	$7,266	$553	7.6%	$14,734	$16,101	$(1,367)	(8.5)%

Gross revenue decreased $1.3 million, or 2.1%, and $4.1 million, or 3.4%, for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year. Acquisitions provided $0.3 million and $1.1 million of gross revenue growth for the three and six months ended December 28, 2012, respectively, while organic activities decreased $1.6 million and $5.2 million for the three and six months ended December 28, 2012, respectively. Organic revenue was constrained by the completion of several large environmental compliance projects that have not been replaced by comparable projects, lower levels of revenue generated by subcontractor activities and economic and policy uncertainty.

NSR increased $0.9 million, or 2.4%, and decreased $1.6 million, or 2.1%, for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year. Acquisitions provided $0.2 million, or 21.9%, of NSR growth, and organic activities provided $0.7 million, or 78.1%, of NSR growth for the three months ended December 28, 2012. Organic NSR grew modestly due to an increase in our direct labor on certain large remediation projects. For the six months ended December 28, 2012, acquisitions provided $0.8 million of NSR while organic NSR decreased by $2.4 million. The decline in organic NSR was primarily due to the aforementioned completion of several large environmental compliance projects that have not been replaced by comparable projects.

The Environmental operating segment's profit increased $0.6 million, or 7.6%, and decreased $1.4 million, or 8.5%, for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year. For the three months ended December 28, 2012, organic activities accounted for the entire $0.6 million increase. This increase was primarily due to an increase in NSR, as described above. For the six months ended December 28, 2012, organic operating profit decreased by $1.3 million, while acquisitions accounted for a $0.1 million decrease in the Environmental operating segment's profit. The organic decrease was primarily due to a decline in NSR, as described above. As a percentage of NSR, the Environmental operating segment's profit increased to 19.8% from 18.8% and decreased to 19.2% from 20.5% for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Six Months Ended
	December 28,	December 30,	Change		December 28,	December 30,	Change
(Dollars in thousands)	2012	2011	$	%	2012	2011	$	%
Gross revenue	$14,142	$13,964	$178	1.3%	$30,227	$29,301	$926	3.2%
Net service revenue	$9,699	$10,550	$(851)	(8.1)%	$20,945	$22,536	$(1,591)	(7.1)%
Segment profit	$1,351	$1,803	$(452)	(25.1)%	$3,418	$4,383	$(965)	(22.0)%

Gross revenue increased $0.2 million, or 1.3%, and $0.9 million, or 3.2%, for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year. The increase in gross revenue was primarily due to increased work on civil engineering projects which required higher levels of subcontractor services, resulting in higher gross revenues and other direct costs.

NSR decreased $0.9 million, or 8.1%, and $1.6 million, or 7.1%, for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year. The decrease in NSR was primarily due to lower overall demand for our direct labor services driven by uncertainties in government policy and funding.

The Infrastructure operating segment's profit decreased $0.5 million, or 25.1%, and $1.0 million, or 22.0%, for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year. The decrease in the Infrastructure operating segment's profit was primarily due to the same factors that led to the decrease in NSR. As a percentage of NSR, the Infrastructure operating segment's profit decreased to 13.9% from 17.1% and to 16.3% from 19.4% for the three and six months ended December 28, 2012, respectively, compared to the same periods of the prior year.

Backlog by Operating Segment

As of December 28, 2012, our contract backlog based on gross revenue was approximately $357 million, compared to approximately $369 million as of December 30, 2011. Our contract backlog based on net service revenue ("NSR") was approximately $225 million as of December 28, 2012, compared to approximately $223 million as of December 30, 2011. Approximately 60% of backlog is typically completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at December 28, 2012 and December 30, 2011 (in millions):

	Gross Revenue Backlog				NSR Backlog
	December 28,	December 30,	Change		December 28,	December 30,	Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%
Energy	$67	$75	$(8)	(10.7)%	$53	$51	$2	3.9%
Environmental	218	227	(9)	(4.0)%	122	128	(6)	(4.7)%
Infrastructure	72	67	5	7.5%	50	44	6	13.6%
Total	$357	$369	$(12)	(3.3)%	$225	$223	$2	0.9%

Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund our operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to reduce debt. We believe that our available cash, cash flows from operations and available borrowing under our revolving credit facility, will be sufficient to fund our operations for at least the next twelve months.

The following table provides summarized information with respect to our cash balances and cash flows as of and for the six months ended December 28, 2012 and December 30, 2011 (in thousands):

(Dollars in thousands)	December 28, 2012	December 30, 2011
Net cash (used in) provided by operating activities	$(4,545)	$11,179
Net cash used in investing activities	(717)	(7,275)
Net cash (used in) provided by financing activities	(469)	3
Cash and cash equivalents, end of period	10,830	14,736

Cash flows used in operating activities were $4.5 million for the six months ended December 28, 2012, compared to $11.2 million of cash provided for the same period of the prior year. Cash used in operating assets and liabilities for the six months ended December 28, 2012 totaled $22.2 million and primarily consisted of the following: (1) a $6.9 million decrease in accrued compensation and benefits due to the payment of bonuses; (2) a $4.6 million increase in accounts receivable; (3) a $4.1 million decrease in accounts payable relating to the timing of payments made to vendors; and (4) a $3.6 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects.

Cash used in operating assets and liabilities for the six months ended December 28, 2012 was offset by cash provided by operating assets and liabilities totaling $4.4 million and primarily consisted of a $2.3 million decrease in restricted investments and a $1.5 million decrease in long-term prepaid insurance. In addition, non-cash items for the six months ended December 28, 2012 of $4.9 million related primarily to $3.1 million for depreciation and amortization and $1.9 million for stock-based compensation expense.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 86 days as of December 28, 2012 from 78 days as of June 30, 2012, but remained comparable to 84 days as of December 30, 2011. Our goal is to maintain DSO at less than 85 days.

Cash used in investing activities was approximately $0.7 million for the six months ended December 28, 2012, compared to $7.3 million used in the same period of the prior year. Cash used in the current year consisted of $1.8 million for property and equipment which was partially offset by $1.1 million from restricted investments. Cash used in the prior year primarily consisted of $4.3 million for property and equipment and $3.4 million for acquisition of businesses.

Cash used in financing activities was approximately $0.5 million for the six months ended December 28, 2012, compared to cash provided of $3.0 thousand for the same period of the prior year. Cash used consisted of $2.9 million for payments made on long-term debt and capital lease obligations and $2.2 million used to pay tax withholding obligations on behalf of employees related to restricted stock vesting, offset by $4.3 million of short-term financing related to fiscal year 2013 insurance premiums.

Long-Term Debt

Revolving Credit Facility

We and substantially all of our subsidiaries (the "Borrower"), have entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, provides the Borrower with a senior revolving credit facility of up to $65.0 million (which includes an uncommitted $15.0 million syndication reserve) based upon a borrowing base formula on accounts receivable. The Credit Agreement expires on July 17, 2014. Any amounts outstanding under the Credit Agreement bear interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that are not borrowers. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement, we must maintain average monthly backlog of $190.0 million and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The fixed charge coverage ratio covenant is applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, is less than $20.0 million, or at any point during the most recent fiscal quarter, is less than $15.0 million. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of $12.5 million for each twelve month period ending each fiscal quarter. The Credit Agreement limits maximum annual capital expenditures to $8.5 million for fiscal year 2013. We can issue up to $15.0 million in letters of credit under the Credit Agreement. We were in compliance with all covenants under the Credit Agreement as of December 28, 2012 as shown below.

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service and capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to operating income for the trailing twelve months ended December 28, 2012 (in thousands):

(Dollars in thousands)
Operating income	$18,529
Depreciation and amortization	5,843
Consolidated Adjusted EBITDA under the Credit Agreement	$24,372

The actual results as compared to the covenant requirements under the Credit Agreement as of December 28, 2012 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 12 months	$24,372	Must Exceed	$12,500
Average Monthly Backlog	Trailing 3 months	$358,919	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2013	$1,776	Not to Exceed	$8,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1.00 to 1.00

(1)
As of December 28, 2012, the minimum fixed charge coverage ratio covenant is not applicable as the available borrowing capacity under the facility, measured on a trailing 30 day average basis, was greater than $20.0 million and, at no point during the most recent fiscal quarter, was less than $15.0 million.

As of December 28, 2012 and June 30, 2012, we had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $4.2 million and $4.2 million as of December 28, 2012 and June 30, 2012, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $50.0 million and $49.1 million as of December 28, 2012 and June 30, 2012, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $45.8 million and $44.9 million as of December 28, 2012 and June 30, 2012, respectively.

CAH Note Payable

In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. We have entered into several modifications of the credit agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013. As of December 28, 2012, the balance outstanding under this loan was $2.4 million.

AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc., we entered into a two-year subordinated promissory note with the seller pursuant to which we agreed to pay $0.9 million. The note bears interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $0.45 million on each of the first and second anniversaries of the note. As of December 28, 2012, the balance outstanding under this loan was $0.45 million.

Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being treated as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of December 28, 2012, the balance outstanding under this agreement was $1.5 million.
In July 2012, we financed $4.3 million of insurance premiums payable in eleven equal monthly installments of approximately $0.4 million each, including a finance charge of 1.99%. As of December 28, 2012, the balance outstanding under this agreement was $1.9 million.

Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $0.5 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1.2 million, and accumulated amortization was $0.2 million at December 28, 2012. The average interest rates on the capital leases is 2.44% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not currently utilize derivative financial instruments. While we currently do not have any borrowings outstanding under our credit agreement, to the extent we have borrowings, we would be exposed to interest rate risk under that agreement. Our credit facility provides for borrowings bearing interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month EBITDA.
Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the facility's maturity date. As amended, the facility matures on July 17, 2014, or earlier at our discretion, upon payment in full of loans and other obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 28, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 28, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended December 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

February 6, 2013	by:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)