Form 10-Q
period 2013-03-29
TRC COMPANIES INC /DE/
filed 2013-05-08
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On May 3, 2013 there were 29,023,798 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 29, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Gross revenue	$109,806	$101,118	$322,562	$310,231
Less subcontractor costs and other direct reimbursable charges	26,762	25,983	89,048	87,745
Net service revenue	83,044	75,135	233,514	222,486
Interest income from contractual arrangements	58	56	186	229
Insurance recoverables and other income	1,068	554	3,725	1,292
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	70,446	62,910	198,696	184,245
General and administrative expenses	8,096	8,087	20,965	22,482
Provision for doubtful accounts	408	—	408	365
Depreciation and amortization	1,828	1,231	4,959	4,027
Arena Towers litigation reversal	—	—	—	(11,061)
Total operating costs and expenses	80,778	72,228	225,028	200,058
Operating income	3,392	3,517	12,397	23,949
Interest expense	(78)	(228)	(270)	(584)
Income from operations before taxes and equity in earnings	3,314	3,289	12,127	23,365
Federal and state income tax (provision) benefit	(231)	571	(680)	4,075
Income from operations before equity in earnings	3,083	3,860	11,447	27,440
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	—	270
Net income	3,083	3,860	11,447	27,710
Net loss applicable to noncontrolling interest	18	21	49	70
Net income applicable to TRC Companies, Inc.	$3,101	$3,881	$11,496	$27,780

Basic earnings per common share	$0.11	$0.14	$0.40	$1.00
Diluted earnings per common share	$0.10	$0.13	$0.39	$0.97

Weighted-average common shares outstanding:
Basic	28,998	27,887	28,778	27,733
Diluted	29,654	28,943	29,547	28,619

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2013	2012	2013	2012

Net income	$3,083	$3,860	$11,447	$27,710
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	122	86	243	57
Adjustment for gain included in net income	—	(441)	(15)	(491)
Total other comprehensive income (loss)	122	(355)	228	(434)
Comprehensive income	3,205	3,505	11,675	27,276
Comprehensive loss attributable to noncontrolling interests	(18)	(21)	(49)	(70)
Comprehensive income attributable to TRC Companies, Inc.	$3,187	$3,484	$11,626	$27,206

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 29, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,997	$16,561
Accounts receivable, less allowance for doubtful accounts	107,951	95,215
Insurance recoverable - environmental remediation	25,899	25,744
Restricted investments	6,208	4,413
Prepaid expenses and other current assets	13,714	12,077
Total current assets	163,769	154,010
Property and equipment	55,781	53,352
Less accumulated depreciation and amortization	(41,989)	(39,621)
Property and equipment, net	13,792	13,731
Goodwill	28,360	24,888
Investments in and advances to unconsolidated affiliates and construction joint ventures	109	109
Long-term restricted investments	28,654	35,265
Long-term prepaid insurance	32,033	34,272
Other assets	14,509	12,853
Total assets	$281,226	$275,128
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,521	$1,315
Current portion of capital lease obligations	560	267
Accounts payable	29,469	30,712
Accrued compensation and benefits	34,963	36,292
Deferred revenue	19,573	18,236
Environmental remediation liabilities	290	422
Other accrued liabilities	31,158	30,315
Total current liabilities	121,534	117,559
Non-current liabilities:
Long-term debt, net of current portion	767	3,860
Capital lease obligations, net of current portion	956	462
Income taxes payable and deferred income tax liabilities	777	622
Deferred revenue	70,548	79,104
Environmental remediation liabilities	5,421	5,473
Total liabilities	200,003	207,080
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 29,025,522 and 29,022,040 shares issued and outstanding, respectively, at March 29, 2013, and 28,130,702 and 28,127,220 shares issued and outstanding, respectively, at June 30, 2012	2,903	2,813
Additional paid-in capital	180,812	179,402
Accumulated deficit	(102,184)	(113,680)
Accumulated other comprehensive income (loss)	44	(184)
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	81,542	68,318
Noncontrolling interest	(319)	(270)
Total equity	81,223	68,048
Total liabilities and equity	$281,226	$275,128
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income	$11,447	$27,710
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	4,959	4,027
Stock-based compensation expense	2,785	4,489
Provision for doubtful accounts	408	365
Arena Towers litigation reversal	—	(11,061)
Deferred income taxes	—	(997)
Other non-cash items	(105)	(884)
Changes in operating assets and liabilities:
Accounts receivable	(10,273)	(1,231)
Insurance recoverable - environmental remediation	(155)	3,595
Income taxes	(488)	(4,915)
Restricted investments	3,347	7,990
Prepaid expenses and other current assets	(1,068)	(2,613)
Long-term prepaid insurance	2,239	2,354
Other assets	353	(1,239)
Accounts payable	(1,732)	(450)
Accrued compensation and benefits	(1,815)	7,236
Deferred revenue	(7,219)	(10,661)
Environmental remediation liabilities	(184)	(321)
Other accrued liabilities	1,153	(12,584)
Excess tax benefit from stock-based awards	(203)	—
Net cash provided by operating activities	3,449	10,810
Cash flows from investing activities:
Additions to property and equipment	(2,729)	(6,481)
Restricted investments	1,713	1,638
Acquisition of businesses, net of cash acquired	(6,465)	(3,464)
Earnout and net working capital payments on acquisitions	(154)	(883)
Proceeds from sale of land	—	250
Proceeds from sale of fixed assets	30	44
Investments in and advances to unconsolidated affiliates	(13)	(16)
Net cash used in investing activities	(7,618)	(8,912)
Cash flows from financing activities:
Payments on long-term debt and other	(4,458)	(3,071)
Payments on capital lease obligations	(374)	—
Proceeds from long-term debt and other	4,259	4,415
Shares repurchased to settle tax withholding obligations	(2,171)	(801)
Excess tax benefit from stock-based awards	203	—
Proceeds from exercise of stock options	146	—
Net cash (used in) provided by financing activities	(2,395)	543
(Decrease) increase in cash and cash equivalents	(6,564)	2,441
Cash and cash equivalents, beginning of period	16,561	10,829
Cash and cash equivalents, end of period	$9,997	$13,270
Supplemental cash flow information:
Subordinated note payable recorded in connection with business acquired	$1,500	$—
Assets acquired through capital lease obligations	1,161	161
Future consideration in connection with businesses acquired	447	1,026
Issuance of common stock in connection with businesses acquired	515	266

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Shareholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Income (Loss)	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2011	27,304	$2,730	$173,984	$(147,255)	$429	3	$(33)	$29,855	$(183)	$29,672

Net income	—	—	—	27,780	—	—	—	27,780	(70)	27,710
Other comprehensive loss	—	—	—	—	(434)	—	—	(434)	—	(434)
Issuance of common stock in connection with business acquired	61	6	260	—	—	—	—	266	—	266
Stock-based compensation	746	74	4,415	—	—	—	—	4,489	—	4,489
Shares repurchased to settle tax withholding obligations	(207)	(20)	(781)	—	—	—	—	(801)	—	(801)
Directors' deferred compensation	7	1	29	—	—	—	—	30	—	30
Balances as of March 30, 2012	27,911	$2,791	$177,907	$(119,475)	$(5)	3	$(33)	$61,185	$(253)	$60,932

	TRC Companies, Inc. Shareholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	(Loss) Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2012	28,131	$2,813	$179,402	$(113,680)	$(184)	3	$(33)	$68,318	$(270)	$68,048

Net income	—	—	—	11,496	—	—	—	11,496	(49)	11,447
Other comprehensive income	—	—	—	—	228	—	—	228	—	228
Issuance of common stock in connection with business acquired	88	9	506	—	—	—	—	515	—	515
Exercise of stock options	34	4	142	—	—	—	—	146	—	146
Stock-based compensation	1,086	109	2,676	—	—	—	—	2,785	—	2,785
Shares repurchased to settle tax withholding obligations	(316)	(32)	(2,139)	—	—	—	—	(2,171)	—	(2,171)
Directors' deferred compensation	3	—	22	—	—	—	—	22	—	22
Excess tax benefit from stock-based awards	—	—	203	—	—	—	—	203	—	203
Balances as of March 29, 2013	29,026	$2,903	$180,812	$(102,184)	$44	3	$(33)	$81,542	$(319)	$81,223

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2013 and March 30, 2012
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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but the Company's management believes that the disclosures included herein are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Note 2. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This new guidance will become effective for the Company beginning July 1, 2013. Other than requiring additional disclosures, the Company does not believe adoption of this new guidance will have a significant impact on its condensed consolidated financial statements.

In July 2012, the FASB issued guidance establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This new guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. This new guidance will become effective for the Company beginning July 1, 2013. The Company is currently evaluating the impact this new guidance may have on its indefinite-lived intangibles impairment testing. The Company does not believe adoption of this new guidance will have a significant impact on its condensed consolidated financial statements.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present net income and other comprehensive income in either a continuous statement or in two separate but consecutive statements. The Company adopted this new guidance beginning July 1, 2012. Adoption of this new guidance resulted only in changes to the presentation of the Company's condensed consolidated financial statements.

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
Level 2 Inputs—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks) or can be corroborated by observable market data.
Level 3 Inputs—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of March 29, 2013 and June 30, 2012:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 29, 2013

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$—	$2,968	$—	$2,968
Certificates of deposit	—	448	—	448
Municipal bonds	—	797	—	797
Corporate bonds	—	553	—	553
Asset backed securities	—	196	—	196
Money market accounts and cash deposits	317	—	—	317
Total assets	$317	$4,962	$—	$5,279

Contingent consideration	$—	$—	$1,165	$1,165
Total liabilities	$—	$—	$1,165	$1,165

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,261	$—	$3,261
Certificates of deposit	—	452	—	452
Municipal bonds	—	790	—	790
Corporate bonds	—	562	—	562
Money market accounts	983	—	—	983
Total assets	$983	$5,065	$—	$6,048

Contingent consideration	$—	$—	$873	$873
Total liabilities	$—	$—	$873	$873
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available; level 2 of the fair value hierarchy. At March 29, 2013 and June 30, 2012 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of March 29, 2013 and June 30, 2012 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
The Company's contingent consideration liabilities, included in other accrued liabilities on the condensed consolidated balance sheets, are associated with the acquisitions made in fiscal years 2013 and 2012. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3, as described below.
Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The table below presents a rollforward of the contingent consideration liabilities valued using Level 3 inputs for the nine months ended March 29, 2013:

Balance at June 30, 2012	$873
Additions for fiscal year 2013 acquisitions	475
Reduction of liability for payments made	(154)
Reduction of liability related to re-measurement of fair value	(29)
Balance at March 29, 2013	$1,165

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

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and also impact the amount of expense to be recognized in future periods. During the three and nine months ended March 29, 2013 and March 30, 2012, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Cost of services	$344	$364	$1,172	$1,219
General and administrative expenses	548	1,720	1,613	3,270
Total stock-based compensation expense	$892	$2,084	$2,785	$4,489

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three and nine months ended March 29, 2013.

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Risk-free interest rate	N/A	0.66%	N/A	0.66%
Expected life	N/A	4.0 years	N/A	4.0 years
Expected volatility	N/A	80.8%	N/A	80.8%
Expected dividend yield	N/A	None	N/A	None
Weighted-average fair value of options granted	N/A	$2.56	N/A	$2.56

A summary of stock option activity for the nine months ended March 29, 2013 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2012 (751 exercisable)	787	$9.41
Options exercised	(34)	$4.30
Options forfeited	(2)	$3.14
Options expired	(39)	$9.82
Outstanding options as of March 29, 2013	712	$9.65	2.3 years	$311
Options exercisable as of March 29, 2013	697	$9.76	2.3 years	$280
Options vested and expected to vest as of March 29, 2013	711	$9.65	2.3 years	$310
Shares available for future grants	2,219

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of March 29, 2013 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.45 as of March 29, 2013. The total intrinsic value of options exercised for the three and nine months ended March 29, 2013 was $0 and $121, respectively. The total proceeds received from option exercises for the three and nine months ended March 29, 2013 was $0 and $146, and there was a tax benefit of $0 and $4 realized by the Company, respectively. There were no options exercised during the nine months ended March 30, 2012.

As of March 29, 2013, there was $28 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSA activity for the nine months ended March 29, 2013 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2012	193	$2.94
Awards granted	8	$7.06
Awards vested	(183)	$2.91
Awards forfeited	(2)	$2.90
Non-vested awards as of March 29, 2013	16	$5.21

RSA grants totaled 8 shares with a total weighted-average grant date fair value of $53 during the nine months ended March 29, 2013. RSA grants totaled 11 shares with a total weighted-average grant date fair value of $38 during the nine months ended March 30, 2012. The total fair value of RSA's vested during the three and nine months ended March 29, 2013 was $110 and $1,322, respectively. The total tax benefit realized by the Company from RSA vestings for the three and nine months ended March 29, 2013 was $0 and $50, respectively. The total fair value of RSA's vested during the three and nine months ended March 30, 2012 was $136 and $958, respectively.

As of March 29, 2013, there was $73 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the nine months ended March 29, 2013 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2012	1,424	$3.87
Units granted	376	$7.03
Units vested	(488)	$3.66
Units forfeited	(13)	$4.61
Non-vested units as of March 29, 2013	1,299	$4.85

RSU grants totaled 100 and 376 shares with a total weighted-average grant date fair value of $591 and $2,646 during the three and nine months ended March 29, 2013. RSU grants totaled 22 and 662 shares with a total weighted-average grant date fair value of $128 and $3,229 during the three and nine months ended March 30, 2012. The total fair value of RSU's vested during the three and nine months ended March 29, 2013 was $132 and $3,369, respectively. The total tax benefit realized by the Company from RSU vestings for the three and nine months ended March 29, 2013 was $0 and $92, respectively. The total fair value of RSU's vested during the three and nine months ended March 30, 2012 was $146 and $1,448, respectively.

As of March 29, 2013, there was $4,907 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.4 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 399 shares with a total weighted-average grant date fair value of $2,963 during the nine months ended March 29, 2013. These PSU's will vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2013. PSU grants totaled 734 shares with a total weighted-average grant date fair value of $3,785 during the nine months ended March 30, 2012. The total fair value of PSU's vested during the three and nine months ended March 29, 2013, was $0 and $2,693, respectively. The total tax benefit realized by the Company from PSU vestings for the three and nine months ended March 29, 2013 was $0 and $57, respectively. The total fair value of PSU's vested during the three and nine months ended March 30, 2012, was $7 and $529, respectively.

At March 29, 2013, there was $2,602 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of non-vested PSU activity for the nine months ended March 29, 2013 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2012	853	—	853	$3.96
Units granted	399	32	431	$7.43
Units vested	(382)	(32)	(414)	$4.70
Units forfeited	(11)	—	(11)	$5.69
Non-vested units as of March 29, 2013	859	—	859	$5.19

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 29, 2013 and March 30, 2012:

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income applicable to TRC Companies, Inc.	$3,101	$3,881	$11,496	$27,780

Basic weighted-average common shares outstanding	28,998	27,887	28,778	27,733
Effect of dilutive stock options, RSA's, RSU's and PSU's	656	1,056	769	886
Diluted weighted-average common shares outstanding	29,654	28,943	29,547	28,619

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.11	$0.14	$0.40	$1.00
Diluted earnings per common share	$0.10	$0.13	$0.39	$0.97
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	2,230	1,766	2,118	1,986

Note 6. Accounts Receivable

As of March 29, 2013 and June 30, 2012, accounts receivable were comprised of the following:

	March 29, 2013	June 30, 2012
Billed	$70,135	$54,582
Unbilled	44,076	47,939
Retainage	5,261	3,846
Total accounts receivable - gross	119,472	106,367
Less allowance for doubtful accounts	(11,521)	(11,152)
Total accounts receivable, less allowance for doubtful accounts	$107,951	$95,215

Note 7. Other Accrued Liabilities

As of March 29, 2013 and June 30, 2012, other accrued liabilities were comprised of the following:

	March 29, 2013	June 30, 2012
Contract costs	$18,142	$18,258
Legal accruals	3,724	5,103
Lease obligations	2,706	2,547
Other	6,586	4,407
Total other accrued liabilities	$31,158	$30,315

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of March 29, 2013, the Company had $28,360 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 27, 2012 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value, and therefore goodwill was not tested for impairment during the current fiscal quarter.

On December 31, 2012, the Company acquired all of the outstanding stock of Heschong Mahone Group, Inc. (“HMG”), headquartered in Sacramento, California. HMG provides professional consulting services in the field of energy efficiency. The initial purchase price, subject to final working capital adjustments, consists of: (i) $3,500 in cash, (ii) a one year $1,500 subordinated promissory note with an interest rate of 3.0% per annum, and (iii) 88 shares of the Company's common stock valued at $515 on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $475 based on the projections and probabilities of reaching the performance goals through December 2013. Goodwill of $2,624 and other intangible assets of $2,618 were recorded as a result of this acquisition. HMG was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore, the amortization of goodwill and intangible assets is expected to be deductible for tax purposes. The estimated fair values of assets and liabilities of the HMG acquisition have been recorded in the Energy operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

On January 18, 2013, the Company acquired the assets of the GE Air Emissions Testing ("GE-Air") business. The initial purchase price consisted of $3,150 in cash and is subject to final working capital adjustments. Goodwill of $848, none of which is expected to be tax deductible, and other intangible assets of $1,849 were recorded as a result of this acquisition. The estimated fair values of assets and liabilities of the GE-Air acquisition have been recorded in the Environmental operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The changes in the carrying amount of goodwill for the nine months ended March 29, 2013 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	March 29,	Impairment	March 29,
Operating Segment	2012	Losses	2012	Adjustments	2013	Losses	2013
Energy	$21,893	$(14,506)	$7,387	$2,624	$24,517	$(14,506)	$10,011
Environmental	35,366	(17,865)	17,501	$848	36,214	(17,865)	18,349
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$64,483	$(39,595)	$24,888	$3,472	$67,955	$(39,595)	$28,360

Other Intangible Assets

Identifiable intangible assets as of March 29, 2013 and June 30, 2012 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 29, 2013			June 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$9,099	$(1,257)	$7,842	$5,137	$(562)	$4,575
Contract backlog	322	(144)	178	11	(7)	4
	9,421	(1,401)	8,020	5,148	(569)	4,579
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$9,847	$(1,401)	$8,446	$5,574	$(569)	$5,005

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately six years. The weighted-average periods of amortization by intangible asset class is approximately seven years for client relationship assets and seven months for contract backlog. The amortization of intangible assets for the three months ended March 29, 2013 and March 30, 2012 was $570 and $174, respectively. The amortization of intangible assets for the nine months ended March 29, 2013 and March 30, 2012 was $1,027 and $489, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2013 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2013	$560
2014	2,122
2015	1,896
2016	1,448
2017	1,077
2018 and thereafter	917
Total	$8,020

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended March 29, 2013, and therefore intangible assets were not tested for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

The Company and substantially all of its subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, provided the Borrower with a senior revolving credit facility of up to $65,000 (which included an uncommitted $15,000 syndication reserve) based upon a borrowing base formula on accounts receivable. The expiration date of the Credit Agreement was July 17, 2014. Any amounts outstanding under the Credit Agreement bore interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. The Company's obligations under the Credit Agreement were secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that were not borrowers. The Credit Agreement also contained cross-default provisions which would have become effective if the Company defaulted on other indebtedness.

Under the Credit Agreement, the Company was required to maintain average monthly backlog of $190,000 and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The fixed charge coverage ratio covenant was applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, was less than $20,000, or at any point during the most recent fiscal quarter, is less than $15,000. The Credit Agreement also required the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $12,500 for each twelve month period ending each fiscal quarter. The Credit Agreement limited maximum annual capital expenditures to $8,500 for fiscal year 2013. The Company was able to issue up to $15,000 in letters of credit under the Credit Agreement.

As of March 29, 2013 and June 30, 2012, the Company had no borrowings outstanding pursuant to the Credit Agreement. Letters of credit outstanding were $3,960 and $4,239 as of March 29, 2013 and June 30, 2012, respectively. Based upon the borrowing base formula, the maximum availability under the Credit Agreement was $48,261 and $49,130 as of March 29, 2013 and June 30, 2012, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $44,301 and $44,891 as of March 29, 2013 and June 30, 2012, respectively. The Company was in compliance with all covenants under the Credit Agreement as of March 29, 2013.

On April 16, 2013, the Credit Agreement was terminated by the Company in connection with entering into a new credit agreement (See Note 14).

CAH Note Payable

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. CAH has entered into several modifications of the loan agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013 (See Note 10). As of March 29, 2013, the balance outstanding under this loan was $2,448.

AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc., the Company entered into a two-year subordinated promissory note with the seller pursuant to which the Company agreed to pay $900. The note bore interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note was due and payable in two equal installments of $450 on each of the first and second anniversaries of the note. The Company repaid this loan in full on February 25, 2013.

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., the Company entered into a one-year subordinated promissory note with the sellers pursuant to which the Company agreed to pay $1,500. The note bears interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note is due and payable on December 31, 2013. As of March 29, 2013, the balance outstanding under this loan was $1,500.

Other Notes Payable
In March 2012, the Company financed $2,195, of which $161 is being treated as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of March 29, 2013, the balance outstanding under this agreement was $1,293.
In July 2012, the Company financed $4,259 of insurance premiums payable in eleven equal monthly installments of approximately $391 each, including a finance charge of 1.99%. As of March 29, 2013, the balance outstanding under this agreement was $780.

Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $1,161 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,917, and accumulated amortization was $318 at March 29, 2013. The average interest rates on the capital leases is 1.95% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	March 29, 2013	June 30, 2012
Current assets:
Cash and cash equivalents	$20	$34
Restricted investments	63	63
Total current assets	83	97
Other assets	4,344	4,344
Total assets	$4,427	$4,441
Current liabilities:
Current portion of long-term debt	$2,448	$—
Environmental remediation liabilities	—	20
Other accrued liabilities	13	13
Total current liabilities	2,461	33
Long-term debt, net of current portion	—	2,448
Long-term environmental remediation liabilities	14	27
Total liabilities	$2,475	$2,508
The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, since inception and through the end of the fiscal quarter ended March 29, 2013, the Company has provided approximately $1,383 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 9). Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company currently intends to fund CAH's obligations as they become due.

Note 11. Income Taxes

As of June 30, 2012, the Company had a full valuation allowance of $25,646 against its net deferred tax assets. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. Based upon this ongoing assessment the Company believes it is appropriate to retain the full valuation allowance, however, a reversal of all or a portion of the valuation allowance could occur during fiscal year 2013 or subsequent years. The required accounting for the reversal could involve significant tax amounts and would result in an increase to net income and EPS in the quarter in which it was deemed appropriate to reverse the valuation allowance.

The Company recorded a tax provision of $680 and a tax benefit of $4,075 for the nine months ended March 29, 2013 and March 30, 2012, respectively. The tax provision of $680 is comprised of state tax expense of $596 and federal Alternative Minimum Tax expense of $84. The tax benefit of $4,075 is comprised of a benefit of $4,227 primarily related to the remeasurement of uncertain tax positions in conjunction with the Company's settlement agreement with the IRS for fiscal years 2003 through 2008, and a benefit of $998 related to the release of valuation allowance due to the acquisition of The Payne Firm, Inc., net of federal Alternative Minimum Tax and state income tax expense, of $1,150.
As of March 29, 2013, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification Topic 740, Income Taxes, was $265. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

Note 12. Operating Segments

The Company manages its business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, renewable energy development, power generation and transmission services.

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

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"). The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services

(including certain depreciation and amortization), goodwill and intangible asset impairments, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole except as discussed herein.

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended March 29, 2013:
Gross revenue	$34,505	$59,664	$14,794	$108,963
Net service revenue	29,145	41,423	11,604	82,172
Segment profit	5,185	7,253	2,788	15,226
Depreciation and amortization	564	651	95	1,310

Three months ended March 30, 2012:
Gross revenue	$32,700	$54,337	$13,346	$100,383
Net service revenue	25,181	38,877	10,143	74,201
Segment profit	6,617	7,837	1,598	16,052
Depreciation and amortization	262	483	106	851

	Energy	Environmental	Infrastructure	Total

Nine months ended March 29, 2013:
Gross revenue	$98,297	$177,203	$45,021	$320,521
Net service revenue	80,660	118,292	32,549	231,501
Segment profit	16,831	21,987	6,206	45,024
Depreciation and amortization	1,257	1,729	344	3,330

Nine months ended March 30, 2012:
Gross revenue	$89,614	$175,992	$42,647	$308,253
Net service revenue	69,614	117,375	32,679	219,668
Segment profit	17,404	23,938	5,981	47,323
Depreciation and amortization	844	1,466	357	2,667

	Three Months Ended		Nine Months Ended
Gross revenue	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Gross revenue from reportable operating segments	$108,963	$100,383	$320,521	$308,253
Reconciling items (1)	843	735	2,041	1,978
Total consolidated gross revenue	$109,806	$101,118	$322,562	$310,231

Net service revenue
Net service revenue from reportable operating segments	$82,172	$74,201	$231,501	$219,668
Reconciling items (1)	872	934	2,013	2,818
Total consolidated net service revenue	$83,044	$75,135	$233,514	$222,486

Income from operations before taxes and equity in earnings
Segment profit from reportable operating segments	$15,226	$16,052	$45,024	$47,323
Corporate shared services (2)	(10,424)	(10,071)	(28,213)	(28,586)
Arena Towers litigation reversal	—	—	—	11,061
Stock-based compensation expense	(892)	(2,084)	(2,785)	(4,489)
Unallocated depreciation and amortization	(518)	(380)	(1,629)	(1,360)
Interest expense	(78)	(228)	(270)	(584)
Total consolidated income from operations before taxes and equity in earnings	$3,314	$3,289	$12,127	$23,365

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$1,310	$851	$3,330	$2,667
Unallocated depreciation and amortization	518	380	1,629	1,360
Total consolidated depreciation and amortization	$1,828	$1,231	$4,959	$4,027

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Commitments and Contingencies
Exit Strategy Contracts
The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because two projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these two projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as greater than expected volumes of contaminants requiring remediation, or wastewater treatment systems requiring operation beyond the insurance term. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that costs incurred beyond the limits or term of the insurance could range from $0 to $6,500.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of March 29, 2013 and June 30, 2012, the Company had recorded $2,729 and $4,572, respectively, of accruals for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $1,800 and $2,840 as of March 29, 2013 and June 30, 2012, respectively.

The Company periodically adjusts the amount of such accruals when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $4,400, of which $1,300 would be covered by insurance.

Note 14. Subsequent Events

On April 16, 2013 the Company entered into a credit agreement (the “New Credit Agreement”) with RBS Citizens, N.A. as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The New Credit Agreement provides the Company with a $75,000 five-year secured revolving credit facility with a sublimit of $15,000 available for the issuance of letters of credit. Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to $95,000. The New Credit Agreement replaces the Company's existing credit facility with Wells Fargo Capital Finance (the “Prior Credit Agreement”).

Amounts outstanding under the New Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to EBITDA. The Company's obligations under the New Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The New Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the New Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated EBITDA of $15,000, $17,000 and $20,000 for the twelve-month periods ending June 30, 2013, June 30, 2014 and June 30, 2015 and thereafter, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended March 29, 2013 and March 30, 2012

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30th. The nine months ended March 29, 2013 contained one less business day than the same period in the prior fiscal year.

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

On December 31, 2012, we acquired all of the outstanding stock of Heschong Mahone Group, Inc. (“HMG”), headquartered in Sacramento, California. HMG provides professional consulting services in the field of energy efficiency. The initial purchase price, subject to final working capital adjustments, consists of: (i) $3.5 million in cash, (ii) a one year $1.5 million subordinated promissory note with an interest rate of 3% per annum, and (iii) 88 thousand shares of our common stock valued at $0.5 million on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on NSR performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.5 million based on the projections and probabilities of reaching the performance goals through December 2013. Goodwill of $2.6 million and other intangible assets of $2.6 million were recorded as a result of this acquisition. HMG was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore, the amortization of goodwill and intangible assets is expected to be deductible for tax purposes. The estimated fair values of assets and liabilities of the HMG acquisition have been recorded in the Energy operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

On January 18, 2013, we acquired the assets of the GE Air Emissions Testing ("GE-Air") business. The initial purchase price consisted of $3.2 million in cash and is subject to final working capital adjustments. Goodwill of $0.8 million, none of which is expected to be tax deductible, and other intangible assets of $1.8 million were recorded as a result of this acquisition. The estimated fair values of assets and liabilities of the GE-Air acquisition have been recorded in the Environmental operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

Operating Segments

We manage our business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades and new construction for electric transmission and distribution systems, energy efficiency program design and management, renewable energy development, power generation and transmission services.

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

Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment profit. We utilize segment revenue and segment profit because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset impairments, stock-based compensation expense and amortization of intangible assets. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole except as discussed herein.

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 29, 2013 and March 30, 2012:

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Energy	36%	34%	35%	32%
Environmental	50%	52%	51%	53%
Infrastructure	14%	14%	14%	15%
	100%	100%	100%	100%
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

Environmental: Although there have been some signs of expansion in this market following a gradual improvement in general economic conditions, growth in demand for environmental services continues to be sluggish. The fundamental market drivers for this market remain in place, including evolving regulatory developments particularly with respect to air quality and the continuing need to enhance our aging transportation and energy infrastructure. Nevertheless, recent indicators suggest that certain elements of this marketplace continue to defer action. Shale gas and other energy source initiatives present important opportunities but are linked to policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.

Infrastructure: Demand for infrastructure services is expected to continue to be flat for fiscal year 2013. Nevertheless, the overall construction markets may benefit from the federal transportation bill that was signed into law in July 2012. In addition, U.S. macroeconomic factors may help drive the Infrastructure business. The long-term prospect may also be benefited by alternative funding mechanisms; potential additional economic stimulus initiatives; and the continued need to upgrade, replace or repair aging transportation infrastructure.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to value these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC on September 12, 2012. No material changes concerning our critical accounting policies have occurred since June 30, 2012.

Results of Operations

During the nine months ended March 29, 2013, our expanded geographic presence and the continued investment in electric transmission and distribution systems by our utility clients resulted in a 15.9% increase in current year NSR for the Energy operating segment, and our Environmental operating segment's revenue also increased somewhat. In contrast, our Infrastructure operating segments' revenue declined slightly in the current year. Overall, NSR increased $11.0 million, or 5.0%, to $233.5 million for the nine months ended March 29, 2013 from $222.5 million for the same period in the prior year. Approximately, 70% of the NSR growth was from organic activities.

We reported net income applicable to TRC Companies, Inc. of $3.1 million and $11.5 million for the three and nine months ended March 29, 2013 compared to $3.9 million and $27.8 million for the same periods of the prior year. Net income for the nine months ended March 30, 2012 benefited from the following:

•	an $11.1 million net reversal of the previously recorded Arena Towers litigation expense; and

•	a $4.1 million tax benefit primarily related to the remeasurement of uncertain tax positions.

Arena Towers Litigation:  A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011 resulting in an $11.2 million reversal of the previously recorded expense in the quarter ended September 30, 2011. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

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

Consolidated Results

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and nine months ended March 29, 2013 and March 30, 2012:

	Three Months Ended				Nine Months Ended
	Mar. 29,	Mar. 30,	Change		Mar. 29,	Mar. 30,	Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Gross revenue	$109,806	$101,118	$8,688	8.6%	$322,562	$310,231	$12,331	4.0%
Less subcontractor costs and other direct reimbursable charges	26,762	25,983	779	3.0	89,048	87,745	1,303	1.5
Net service revenue	83,044	75,135	7,909	10.5	233,514	222,486	11,028	5.0
Interest income from contractual arrangements	58	56	2	3.6	186	229	(43)	(18.8)
Insurance recoverables and other income	1,068	554	514	92.8	3,725	1,292	2,433	188.3
Cost of services (exclusive of costs shown separately below)	70,446	62,910	7,536	12.0	198,696	184,245	14,451	7.8
General and administrative expenses	8,096	8,087	9	0.1	20,965	22,482	(1,517)	(6.7)
Provision for doubtful accounts	408	—	408	100.0	408	365	43	11.8
Depreciation and amortization	1,828	1,231	597	48.5	4,959	4,027	932	23.1
Arena Towers litigation reversal	—	—	—	—	—	(11,061)	11,061	(100.0)
Operating income	3,392	3,517	(125)	(3.6)	12,397	23,949	(11,552)	(48.2)
Interest expense	(78)	(228)	150	(65.8)	(270)	(584)	314	(53.8)
Income from operations before taxes and equity in earnings	3,314	3,289	25	0.8	12,127	23,365	(11,238)	(48.1)
Federal and state income tax (provision) benefit	(231)	571	(802)	(140.5)	(680)	4,075	(4,755)	(116.7)
Income from operations before equity in earnings	3,083	3,860	(777)	(20.1)	11,447	27,440	(15,993)	(58.3)
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	—	—	—	270	(270)	(100.0)
Net income	3,083	3,860	(777)	(20.1)	11,447	27,710	(16,263)	(58.7)
Net loss applicable to noncontrolling interest	18	21	(3)	(14.3)	49	70	(21)	(30.0)
Net income applicable to TRC Companies, Inc.	$3,101	$3,881	$(780)	(20.1)%	$11,496	$27,780	$(16,284)	(58.6)%

Three Months Ended March 29, 2013

Gross revenue increased $8.7 million, or 8.6%, to $109.8 million for the three months ended March 29, 2013 from $101.1 million for the same period in the prior year. Organic activities accounted for $5.3 million, or 60.9%, of the growth in gross revenue and acquisitions accounted for the remaining $3.4 million, or 39.1%, of the increase. The growth in organic revenue was primarily attributable to our Environmental operating segment, and, in particular, work associated with several large remediation projects. Also, organic gross revenue from our Infrastructure operating segment increased $1.4 million due to several key projects with commercial clients.

NSR increased $7.9 million, or 10.5%, to $83.0 million for the three months ended March 29, 2013 from $75.1 million for the same period in the prior year. Organic activities accounted for $5.3 million, or 67.0%, of the growth in NSR and acquisitions accounted for the remaining $2.6 million, or 33.0%, of the increase. The organic NSR growth was primarily driven by our Energy operating segment, where NSR increased $2.4 million. This growth was due to our expanded geographic presence in the mid-Atlantic region as well as the recognition of a performance-based incentive award on an energy efficiency project. The total incentive awarded was $2.4 million, of which, $1.2 million was recognized in the current period. In addition, organic NSR from our Infrastructure operating segment increased $1.5 million due to growth in our commercial client base, and, to a lesser extent, our state and local government business. Lastly, NSR from our Environmental operating segment increased $1.5 million due to the same factors driving gross revenue growth as noted above.

Insurance recoverables and other income increased $0.5 million, or 92.8%, to $1.1 million for the three months ended March 29, 2013 from $0.6 million for the same period in the prior year. In the three months ended March 29, 2013, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. We did not experience the same level of estimated cost increases in the same period in the prior year.

COS increased $7.5 million, or 12.0%, to $70.4 million for the three months ended March 29, 2013 from $62.9 million for the same period in the prior year. Organic activities accounted for $5.2 million, or 69.1%, of the increase in COS and acquisitions accounted for the remaining $2.3 million, or 30.9%, of the increase. The increase in organic COS was incurred to support the growing customer demand from our Energy and Environmental operating segment clients. To serve this increase in demand, we increased our billable headcount. In addition, we incurred higher contract costs in the current quarter on several large fixed-priced projects. As a percentage of NSR, COS was 84.8% and 83.7% for the three months ended March 29, 2013 and March 30, 2012, respectively.

G&A expenses remained constant at $8.1 million for the three months ended March 29, 2013 and the same period in the prior year. As a percentage of NSR, G&A expenses were 9.7% and 10.8% for the three months ended March 29, 2013 and March 30, 2012, respectively.

The provision for doubtful accounts increased $0.4 million, or 100.0%, to $0.4 million for the three months ended March 29, 2013 from $0.0 million for the same period in the prior year. The increase is attributable to the increase in the accounts receivable balance.

Depreciation and amortization increased $0.6 million, or 48.5%, to $1.8 million for the three months ended March 29, 2013 from $1.2 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.

The federal and state income tax provision was $0.2 million for the three months ended March 29, 2013 compared to a tax benefit of $0.6 million for the same period in the prior year. The tax provision of $0.2 million is primarily comprised of state tax expense of $0.2 million. The prior year benefit in the quarter is the primarily the result of the statute of limitations expiring on long-term uncertain tax positions, resulting in a $0.7 million release of the respective reserves. The prior year benefit is net of federal Alternative Minimum Tax and state income tax expense of $0.1 million.

In conjunction with our ongoing review of actual results and anticipated future earnings, we assess the possibility of reversing the valuation allowance remaining on our net deferred tax assets. Based upon this ongoing assessment, a reversal of the valuation allowance could occur during fiscal year 2013 or subsequent years. The required accounting for the reversal of the valuation allowance could involve significant tax amounts, and it would impact earnings in the period in which it was deemed appropriate to reverse the valuation allowance.

Nine Months Ended March 29, 2013

Gross revenue increased $12.3 million, or 4.0%, to $322.6 million for the nine months ended March 29, 2013 from $310.2 million for the same period in the prior year. Organic gross revenue increased $7.9 million, which accounted for 63.9% of the overall growth in gross revenue, and acquisitions provided the remaining $4.4 million, or 36.1%, of the increase. The growth in organic revenue was primarily attributable to our Energy operating segment where gross revenue increased $6.9 million. The increase was primarily driven by increased demand for our Energy services due to our geographic expansion. The remainder of the increase was primarily attributable to higher levels of revenue generated by subcontractor activities in our Infrastructure operating segment.

NSR increased $11.0 million, or 5.0%, to $233.5 million for the nine months ended March 29, 2013 from $222.5 million for the same period in the prior year. Organic NSR increased $7.6 million, which accounted for 69.2% of the overall growth in NSR, and acquisitions provided the remaining $3.4 million, or 30.8%, of the increase. The increase in organic NSR was primarily driven by increased demand in our Energy operating segment, where organic NSR increased $9.5 million, primarily due to our expanded geographic presence and our utility clients continuing to invest in the modernization and replacement of outdated facilities. Our Infrastructure and Environmental operating segments did not see a similar growth from organic activities primarily due to economic factors and federal policy uncertainty.

Insurance recoverables and other income increased $2.4 million, or 188.3%, to $3.7 million for the nine months ended March 29, 2013 from $1.3 million for the same period in the prior year. In the nine months ended March 29, 2013, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. We did not experience the same level of estimated cost increases in the same period in the prior year.

COS increased $14.5 million, or 7.8%, to $198.7 million for the nine months ended March 29, 2013 from $184.2 million for the same period in the prior year. Organic activities accounted for $11.3 million, or 77.7% of the overall increase in COS while acquisitions provided the remaining $3.2 million, or 22.3%, of the increase. The increase from organic activities was partially attributable to increased costs on certain large fixed priced projects in the current year. The remainder of the COS increase was incurred to support the growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 85.1% and 82.8% for the nine months ended March 29, 2013 and March 30, 2012, respectively.

G&A expenses decreased $1.5 million, or 6.7%, to $21.0 million for the nine months ended March 29, 2013 from $22.5 million for the same period in the prior year. The decrease was primarily attributable to decreased costs related to our performance based stock compensation plan and lower legal costs. As a percentage of NSR, G&A expenses were 9.0% and 10.1% for the nine months ended March 29, 2013 and March 30, 2012, respectively.

The provision for doubtful accounts increased $43.0 thousand, or 11.8%, to $0.4 million for the nine months ended March 29, 2013 from $0.4 million for the same period in the prior year.

Depreciation and amortization increased $0.9 million, or 23.1%, to $5.0 million for the nine months ended March 29, 2013 from $4.0 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization in connection with businesses acquired.

The federal and state income tax provision was $0.7 million for the nine months ended March 29, 2013 compared to a tax benefit of $4.1 million for the same period in the prior year. The tax provision of $0.7 million is comprised of state expense of $0.6 million and federal Alternative Minimum Tax expense of $0.1 million. The tax benefit of $4.1 million was comprised of a benefit of $4.2 million primarily related to the remeasurement of uncertain tax positions in conjunction with our settlement agreement with the IRS for fiscal years 2003 through 2008, and a benefit of $1.0 million related to the release of valuation allowance due to the acquisition of The Payne Firm, Inc., net of federal Alternative Minimum Tax and state income tax expense, of $1.1 million.

In conjunction with our ongoing review of actual results and anticipated future earnings, we assess the possibility of reversing the valuation allowance remaining on our net deferred tax assets. Based upon this ongoing assessment, a reversal of the valuation allowance could occur during fiscal year 2013 or subsequent years. The required accounting for the reversal of the valuation allowance could involve significant tax amounts, and it would impact earnings in the period in which it was deemed appropriate to reverse the valuation allowance.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and nine months ended March 29, 2013 and March 30, 2012:

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.1	0.1	0.1
Insurance recoverables and other income	1.3	0.7	1.6	0.6
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	84.8	83.7	85.1	82.8
General and administrative expenses	9.7	10.8	9.0	10.1
Provision for doubtful accounts	0.5	—	0.2	0.2
Depreciation and amortization	2.2	1.6	2.1	1.8
Arena Towers litigation reversal	—	—	—	(5.0)
Total operating costs and expenses	97.3	96.1	96.4	89.9
Operating income	4.1	4.7	5.3	10.8
Interest expense	(0.1)	(0.3)	(0.1)	(0.3)
Income from operations before taxes and equity in earnings	4.0	4.4	5.2	10.5
Federal and state income tax (provision) benefit	(0.3)	0.8	(0.3)	1.8
Income from operations before equity in earnings	3.7	5.2	4.9	12.3
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	—	0.1
Net income	3.7	5.2	4.9	12.4
Net loss applicable to noncontrolling interest	—	—	—	0.1
Net income applicable to TRC Companies, Inc.	3.7%	5.2%	4.9%	12.5%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Gross revenue	$34,505	$32,700	$1,805	5.5%	$98,297	$89,614	$8,683	9.7%
Net service revenue	$29,145	$25,181	$3,964	15.7%	$80,660	$69,614	$11,046	15.9%
Segment profit	$5,185	$6,617	$(1,432)	(21.6)%	$16,831	$17,404	$(573)	(3.3)%

Gross revenue increased $1.8 million, or 5.5%, and $8.7 million, or 9.7%, for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year. For the three months ended March 29, 2013, acquisitions provided all of the gross revenue growth while organic gross revenue remained level. For the nine months ended March 29, 2013 organic gross revenue increased $6.9 million while acquisitions provided gross revenue of $1.8 million. The increase in organic gross revenue was primarily the result of increased activity on electric distribution projects and the expansion of our geographic presence in the mid-Atlantic region.

NSR increased $4.0 million, or 15.7%, and $11.0 million, or 15.9%, for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year. Organic NSR increased $2.4 million and $9.4 million while acquisitions provided NSR of $1.6 million and $1.6 million of NSR growth for the three and nine months ended March 29, 2013, respectively. The NSR growth was primarily the result of the factors driving gross revenue growth as well as the recognition of a performance-based incentive award on an energy efficiency contract. This incentive increased NSR in the current quarter by $1.2 million. Organic NSR grew at a faster rate than gross revenue due to the mix of energy projects. Differences in the scope of services between contracts often results in variation in the amount of subcontracting and direct labor.

The Energy operating segment's profit decreased $1.4 million, or 21.6%, and $0.6 million, or 3.3% for the three and nine months ended March 29, 2013 compared to the same period of the prior year. Organic segment profit decreased $1.6 million and $0.8 million while acquisitions provided $0.2 million and $0.2 million of segment profit growth for the three and nine months ended March 29, 2013, respectively. The decrease in the Energy operating segment's profit for the three and nine months ended March 29, 2013 was primarily due to increased contract costs incurred on several large fixed-priced projects. These additional costs were partially offset by the aforementioned performance-based incentive award that increased operating segment NSR and operating segment profit by $1.2 million in the current period. As a percentage of NSR, the Energy operating segment's profit decreased to 17.8% from 26.3% and to 20.9% from 25.0% for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year.

Environmental Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Gross revenue	$59,664	$54,337	$5,327	9.8%	$177,203	$175,992	$1,211	0.7%
Net service revenue	$41,423	$38,877	$2,546	6.5%	$118,292	$117,375	$917	0.8%
Segment profit	$7,253	$7,837	$(584)	(7.5)%	$21,987	$23,938	$(1,951)	(8.2)%

Gross revenue increased $5.3 million, or 9.8%, and $1.2 million, or 0.7%, for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year. Organic gross revenue increased $3.7 million and decreased $1.4 million while acquisitions provided $1.6 million and $2.6 million of gross revenue growth for the three and nine months ended March 29, 2013, respectively. Organic gross revenue grew during the three months ended March 29, 2013 due to an increased activity on certain large remediation projects. Organic gross revenue was constrained in the nine months ended March 29, 2013 due to economic and policy uncertainty.

NSR increased $2.5 million, or 6.5%, and $0.9 million, or 0.8%, for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year. Acquisitions provided of $1.0 million and $1.8 million of NSR growth for the three and nine months ended March 29, 2013, respectively. Organic NSR increased $1.5 million for the three months ended March 29, 2013 and decreased $0.9 million for the nine months ended March 29, 2013. Organic NSR grew modestly during the three months ended March 29, 2013 due to an increase in our direct labor on certain large remediation projects. The modest decline in organic NSR during the nine months ended March 29, 2013 was primarily due to the aforementioned economic and policy uncertainty.

The Environmental operating segment's profit decreased $0.6 million, or 7.5%, and $2.0 million, or 8.2%, for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year. Organic activities accounted for $0.3 million and $1.6 million of those decrease in segment profit, and acquisitions accounted for $0.3 million and $0.4 million of the decrease for the three and nine months ended March 29, 2013, respectively. The decline in organic profit was primarily attributable to higher costs on certain Exit Strategy projects. We did not experience the same level of estimated cost increases in the same period in the prior year. As a percentage of NSR, the Environmental operating segment's profit decreased to 17.5% from 20.2% and 18.6% from 20.4% for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Gross revenue	$14,794	$13,346	$1,448	10.8%	$45,021	$42,647	$2,374	5.6%
Net service revenue	$11,604	$10,143	$1,461	14.4%	$32,549	$32,679	$(130)	(0.4)%
Segment profit	$2,788	$1,598	$1,190	74.5%	$6,206	$5,981	$225	3.8%

Gross revenue increased $1.4 million, or 10.8%, and $2.4 million, or 5.6%, for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year. The increase in gross revenue during the three months ended March 29, 2013 was primarily due increased demand from our commercial clients in the current quarter. The increase in gross revenue during the nine months ended March 29, 2013 was primarily due work on civil engineering projects which required higher levels of subcontractor services, resulting in higher gross revenues and other direct costs.

NSR increased $1.5 million, or 14.4%, and decreased $0.1 million, or 0.4%, for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year. The increase in NSR during the three months ended March 29, 2013 was primarily due to increased demand from our commercial clients.

The Infrastructure operating segment's profit increased $1.2 million, or 74.5%, and $0.2 million, or 3.8%, for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year. The increase in the Infrastructure operating segment's profit for the three months ended March 29, 2013 was primarily due to the same factors that led to the increase in NSR. As a percentage of NSR, the Infrastructure operating segment's profit increased to 24.0% from 15.8% and to 19.1% from 18.3% for the three and nine months ended March 29, 2013, respectively, compared to the same periods of the prior year.

Backlog by Operating Segment

As of March 29, 2013, our contract backlog based on gross revenue was approximately $373 million, compared to approximately $404 million as of March 30, 2012. Our contract backlog based on net service revenue ("NSR") was approximately $245 million as of March 29, 2013, compared to approximately $242 million as of March 30, 2012. Approximately 60% of backlog is typically completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at March 29, 2013 and March 30, 2012 (in millions):

	Gross Revenue Backlog				NSR Backlog
	March 29,	March 30,	Change		March 29,	March 30,	Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%
Energy	$69	$81	$(12)	(14.8)%	$55	$56	$(1)	(1.8)%
Environmental	227	255	(28)	(11.0)%	137	141	(4)	(2.8)%
Infrastructure	77	68	9	13.2%	53	45	8	17.8%
Total	$373	$404	$(31)	(7.7)%	$245	$242	$3	1.2%

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

The following table provides summarized information with respect to our cash balances and cash flows as of and for the nine months ended March 29, 2013 and March 30, 2012 (in thousands):

(Dollars in thousands)	March 29, 2013	March 30, 2012
Net cash provided by operating activities	$3,449	$10,810
Net cash used in investing activities	(7,618)	(8,912)
Net cash (used in) provided by financing activities	(2,395)	543
Cash and cash equivalents, end of period	9,997	13,270

Cash flows provided by operating activities were $3.4 million for the nine months ended March 29, 2013, compared to $10.8 million of cash provided for the same period of the prior year. Cash used in operating assets and liabilities for the nine months ended March 29, 2013 totaled $23.1 million and primarily consisted of the following: (1) a $10.3 million increase in accounts receivable; (2) a $7.2 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; (3) a $1.8 million decrease in accrued compensation and benefits due to the payment of bonuses; and (4) a $1.7 million decrease in accounts payable relating to the timing of payments made to vendors.

Cash used in operating assets and liabilities for the nine months ended March 29, 2013 was offset by cash provided by operating assets and liabilities totaling $7.1 million and primarily consisted of a $3.3 million decrease in restricted investments and a $2.2 million decrease in long-term prepaid insurance. In addition, non-cash items for the nine months ended March 29, 2013 of $8.0 million related primarily to $5.0 million for depreciation and amortization and $2.8 million for stock-based compensation expense.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 88 days as of March 29, 2013 from 78 days as of June 30, 2012, and from 81 days as of March 30, 2012. Our goal is to maintain DSO at less than 85 days.

Cash used in investing activities was approximately $7.6 million for the nine months ended March 29, 2013, compared to $8.9 million used in the same period of the prior year. Cash used in the current year consisted of $6.5 million for acquisition of businesses and $2.7 million for property and equipment which was partially offset by $1.7 million from restricted investments. Cash used in the prior year primarily consisted of $6.5 million for property and equipment and $3.5 million for acquisition of businesses.

Cash used in financing activities was approximately $2.4 million for the nine months ended March 29, 2013, compared to cash provided of $0.5 million for the same period of the prior year. Cash used consisted of $4.8 million for payments made on long-term debt and capital lease obligations and $2.2 million used to pay tax withholding obligations on behalf of employees related to restricted stock vesting, offset by $4.3 million of short-term financing related to fiscal year 2013 insurance premiums.

Long-Term Debt

Revolving Credit Facility

We and substantially all of our subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, provided the Borrower with a senior revolving credit facility of up to $65.0 million (which included an uncommitted $15.0 million syndication reserve) based upon a borrowing base formula on accounts receivable. The expiration date of the Credit Agreement was July 17, 2014. Any amounts outstanding under the Credit Agreement bore interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Our obligations under the Credit Agreement were secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that were not borrowers. The Credit Agreement also contained cross-default provisions which would have become effective if we defaulted on other indebtedness.

Under the Credit Agreement, we were required to maintain average monthly backlog of $190.0 million and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The fixed charge coverage ratio covenant was applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, was less than $20.0 million, or at any point during the most recent fiscal quarter, was less than $15.0 million. The Credit Agreement also required us to achieve minimum levels of Consolidated Adjusted EBITDA of $12.5 million for each twelve month period ending each fiscal quarter. The Credit Agreement limited maximum annual capital expenditures to $8.5 million for fiscal year 2013. We were able to issue up to $15.0 million in letters of credit under the Credit Agreement. We were in compliance with all covenants under the Credit Agreement as of March 29, 2013 as shown below.

On April 16, 2013, the Credit Agreement was terminated by us in connection with entering into a new credit agreement (See Subsequent Events Note14).

Management presents Consolidated Adjusted EBITDA, which is a non-GAAP measure, because we believe that it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service and capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with GAAP measures such as operating income (loss), net income (loss), cash flow from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our prior Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the prior Credit Agreement, to operating income for the trailing twelve months ended March 29, 2013 (in thousands):

(Dollars in thousands)
Operating income	$18,404
Depreciation and amortization	6,440
Consolidated Adjusted EBITDA under the prior Credit Agreement	$24,844

The actual results as compared to the covenant requirements under the prior Credit Agreement as of March 29, 2013 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Consolidated Adjusted EBITDA	Trailing 12 months	$24,844	Must Exceed	$12,500
Average Monthly Backlog	Trailing 3 months	$367,834	Must Exceed	$190,000
Capital Expenditures	Fiscal year 2013	$2,729	Not to Exceed	$8,500
Fixed Charge Ratio (1)	Trailing 12 months	Not Applicable	Must Exceed	1.00 to 1.00

(1)
As of March 29, 2013, the minimum fixed charge coverage ratio covenant was not applicable as the available borrowing capacity under the prior facility, measured on a trailing 30 day average basis, was greater than $20.0 million and, at no point during the most recent fiscal quarter, was less than $15.0 million.

As of March 29, 2013 and June 30, 2012, we had no borrowings outstanding pursuant to the prior Credit Agreement. Letters of credit outstanding were $4.0 million and $4.2 million as of March 29, 2013 and June 30, 2012, respectively. Based upon the borrowing base formula, the maximum availability under the prior Credit Agreement was $48.3 million and $49.1 million as of March 29, 2013 and June 30, 2012, respectively. Funds available to borrow under the prior Credit Agreement, after consideration of the letters of credit outstanding, were $44.3 million and $44.9 million as of March 29, 2013 and June 30, 2012, respectively.

CAH Note Payable

In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. CAH has entered into several modifications of the credit agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013. As of March 29, 2013, the balance outstanding under this loan was $2.4 million.

AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc., we entered into a two-year subordinated promissory note with the seller pursuant to which we agreed to pay $0.9 million. The note bore interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note is due and payable in two equal installments of $0.45 million on each of the first and second anniversaries of the note. We repaid this loan in full on February 25, 2013.

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., we entered into a one-year subordinated promissory note with the sellers pursuant to which we agreed to pay $1.5 million. The note bears interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note is due and payable on December 31, 2013. As of March 29, 2013, the balance outstanding under this loan was $1.5 million.

Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being treated as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of March 29, 2013, the balance outstanding under this agreement was $1.3 million.
In July 2012, we financed $4.3 million of insurance premiums payable in eleven equal monthly installments of approximately $0.4 million each, including a finance charge of 1.99%. As of March 29, 2013, the balance outstanding under this agreement was $0.8 million.

Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $1.2 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1.9 million, and accumulated amortization was $0.3 million at March 29, 2013. The average interest rates on the capital leases is 1.95% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not currently utilize derivative financial instruments. While we currently do not have any borrowings outstanding under our credit agreement, to the extent we have borrowings, we would be exposed to interest rate risk under that agreement. Our prior credit facility provided for borrowings bearing interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month EBITDA. Our current credit facility provides for borrowings at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio of consolidated total debt to EBITDA measured over a trailing four-quarter period.
Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the facility's maturity date. Our current facility has a maturity date of April 16, 2018, or earlier at our discretion, upon payment in full of loans and other obligations. Our prior facility was terminated as of April 16, 2013 in connection with our entering into the current facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 29, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 29, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Legal Matters in Note 13 under Part I, Item 1, Financial Information.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.14	Credit Agreement, dated as of April 16, 2013, by and among TRC Companies, Inc., certain of its subsidiaries and RBS Citizens.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. Section 1350)

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

May 8, 2013	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)