Form 10-K
period 2013-06-30
TRC COMPANIES INC /DE/
filed 2013-09-12
CIK 103096

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.
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
The aggregate market value of the registrant's common stock held by non-affiliates on December 28, 2012 was approximately $86,600,000.
On August 15, 2013, there were 29,124,378 shares of common stock of the registrant outstanding.

Use these links to rapidly review the document

PART IV

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of shareholders to be held on December 3, 2013 are incorporated by reference in PART III hereof.

Use these links to rapidly review the document

PART IV

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2013

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
PART I
Item 1.    Business

General Description
TRC Companies, Inc. (hereinafter collectively referred to as "we" "our" or "us"), was incorporated in 1969. We are a national engineering, consulting and construction management firm that provides integrated services to the environmental, energy, and infrastructure markets, primarily in the United States. A broad range of commercial and governmental clients depend on us to design solutions to their toughest business challenges. Our multidisciplinary project teams help our clients (i) implement complex projects from initial concept to delivery and commissioning, (ii) maintain and operate their facilities in compliance with regulatory standards and (iii) manage their assets through decommissioning, demolition, restoration and disposition.
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
Financial Highlights
We reported net income (loss) applicable to our common shareholders of $36.3 million for our fiscal year 2013 which ended June 30, 2013 and $33.6 million and $(16.6) million for fiscal years 2012 and 2011, respectively. The net income applicable to our common shareholders for fiscal year 2013 of $36.3 million was positively impacted by an $18.0 million net tax benefit which includes the release of our income tax valuation allowance in the amount of $25.6 million. Net service revenue ("NSR") for fiscal year 2013 increased $18.6 million, or 6.2%, to $320.4 million from $301.8 million for the same period in the prior year. Approximately, 61.6% of the NSR growth for fiscal year 2013 was from organic activities with the remainder coming from acquisitions.
Net income applicable to our common shareholders reported for fiscal year 2012 was impacted favorably by an $11.1 million net reversal of previously recorded Arena Towers litigation expense, as well as a $3.9 million net federal and state income tax benefit primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008.  Results for fiscal year 2011 included a $17.3 million charge relating to the Arena Towers litigation expense and $7.3 million of accretion charges related to preferred stock. We generated cash from operations of $14.4 million in fiscal 2013 and $19.4 million and $12.5 million in fiscal years 2012 and 2011, respectively.

Business Strategy
We understand our clients' goals and embrace them as our own, applying creativity, experience, integrity and dedication to deliver superior solutions to the world's energy, environmental, and infrastructure challenges. We operate the Company on a national basis through our operating segments and national sales and marketing organization, giving us the ability to respond to customer challenges and dynamic market conditions. We are committed to safety, quality, client satisfaction, excellence in project management, and financial performance.
We deliver on technical excellence in all areas of the project life cycle including safety, bidding, performance, quality, and collections.
Our objectives for fiscal year 2014 are:

•
Continue profitable growth in our operating segments.  Our profitable growth objectives incorporate elements of geographic expansion, increased technical capabilities and strategic market development, focusing on the needs of our clients in a multi-disciplinary fashion and directing resources to evolving markets where our success rate is highest. As an example we target the power, oil and gas, industrial and transportation markets for the delivery of services across our operating segments.

•
Continue focus on improvement of operating margins and increase positive operating cash flow.  We will continue our focus on controlling and reducing operating costs. In the past several years, we have taken steps to consolidate and reduce our general and administrative expenses as a percentage of revenues as well as improve productivity and execution. We have created a disciplined approach to project and risk management that starts with an internally developed project management training and outreach program. In fiscal year 2014, project margins in our largest operating segment, the environmental operating segment, will be a primary focus.

•
Attract and retain top talent.  We continue to add top performers to expand our expertise and depth. Our objective is to maintain a workplace where top performers in our industry will want to work for us and be challenged by meaningful projects, rewarded for successful performance, and motivated to develop their entrepreneurial and project management skills. Acquisitions over the past three years have added over 300 professional and support staff, expanding our resource base, technical expertise, and geographic reach.

Services
We manage our business under three operating segments: Energy, Environmental, and Infrastructure.
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
Energy
The Energy operating segment is strategically positioned to serve key areas within the energy market which is currently investing in modernization, expansion, enhancement and replacement of outdated facilities. According to the Department of Energy, currently within the United States 70% of transmission lines and larger transformers are more than 25 years old, and 60% of circuit breakers are more than 30 years old. According to the Edison Electric Institute, transmission line capital expenditures are forecast to exceed $12 billion annually. The country has recently seen shifts in public policy intended to stimulate energy development and develop a smarter and more robust power grid, improve the distribution of electricity, and better manage end-user demand. TRC is one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to deliver new and existing energy sources to consumers. This market, like all other markets dependent upon large capital investment, is influenced by cost and access to capital. While access to private sources of credit and capital has been somewhat constrained in the recent past, we are observing a more favorable capital investment environment for many of the customers we serve.
Our energy service offerings have evolved over the past decade to include support in the licensing and engineering design of new sources of power generation and electrical transmission and distribution system upgrades. Approximately 30% of our total employee base is dedicated to providing services to our energy customers. As major investor owned utilities continue to consolidate and downsize their engineering and environmental staffs, we expect to continue to see long-term growth in these service areas. In addition, we expect to see continued expansion of the energy efficiency and demand management markets.
Key markets for our Energy operating segment are:

•
Energy Efficiency.  An integral part of the nation's energy plan will consist of more effectively managing our use of finite resources through efficiency, conservation, load management and shifting to renewable energy sources.

We develop and manage state supported energy efficiency programs in New York, New Hampshire, Maine, California and New Jersey that reduce energy use and cost-effectively manage demand. We provide comprehensive services including program design, program management, quality control, engineering, and financial tracking and reporting. In addition to our statewide programs, we also design and manage portfolio energy efficiency programs, including a broad range of services from program management to engineering, quality control and construction inspection, for a spectrum of end users such as commercial office buildings, hospitality chains, educational facilities, residential complexes and military installations.
We are also engaged in green building design and the development of codes, standards and policy. We are also actively focused on the relationship of energy conservation measures to the reduction in carbon footprints and are assisting a number of utilities in "greening" their operations against quantifiable objectives.

•
Electric Transmission.  Investment in electric transmission and distribution infrastructure represents one of the largest financial commitments facing utilities over the upcoming decade. The age of the transmission and distribution network combined with continuing electric load growth and the deployment of renewable generating sources has resulted in heightened concern over the reliability and efficiency of the nation's transmission grid.

We are one of the leading engineering and environmental licensing service providers supporting the current extensive upgrade to the nation's electric transmission grid. We provide full scope engineering design, material procurement and construction management services. We also provide essential operations and management support to utilities as the trend towards outsourcing engineering functions continues. Our ability to provide integrated energy and environmental services is a key factor to our success in obtaining these projects.
Environmental
The Environmental operating segment is our largest operating segment. We are a national market leader in the areas of air quality modeling, air emissions testing and monitoring, cultural and natural resource management, permitting of energy facilities and remediation of contaminated sites. The demand for environmental services originally arose in response to the significant environmental legislation of the 1970's. While regulatory compliance has been a significant market driver since that time, mergers and acquisitions and real estate development have created economic drivers as well. We currently see a trend for client companies to adopt environmental management strategies as part of evolving corporate philosophies which embrace sustainability and environmental accountability. These strategies involve voluntary assessment, remediation and compliance which meet societal and stakeholder expectations for better stewardship.
The markets for our environmental services are dynamic and include:

•
Investigation, Remediation, and Compliance of Contaminated Sites.  The number of contaminated properties across the United States which require environmental assessment and remediation remains significant. The primary demand for these assessment and remediation services is driven by regulatory obligations as well as economic considerations related to the transfer and redevelopment of environmentally distressed real estate. While the market for these types of service has been somewhat reinvigorated due to economic trends, the demand for cleanup at affected sites in support of economic redevelopment continues to lag due to conditions in the real estate market.

•
Natural Gas Related Energy Strategies.  Natural gas is becoming a preferred fuel source for domestic energy initiatives. While investment in development of new supplies, transmission pipelines and storage facilities is a function of price and economic conditions, we believe it will become increasingly important in the domestic energy mix. The development of domestic shale reserves in particular should increase demand for environmental activities associated with the permitting, production, transportation, and consumption of natural gas, natural gas liquids and oil. As an example, we are an industry leader in serving this market based upon our staff experience which includes Federal Energy Regulatory Commission ("FERC") licensing; federal and state media specific environmental permitting; electrical supply interconnection engineering; and construction management and oversight for natural gas transmission. With one of the most experienced national teams of environmental scientists, we have been responsible for the licensing and construction oversight of several of the largest multi-state gas transmission pipeline projects in development. We also provide a range of services to midstream companies in the development of shale based oil, liquids, and natural gas projects. In addition, we provide services for the permitting of both land-based and offshore Liquefied Natural Gas ("LNG") terminals.

•
Electric and Generation Licensing and Permitting.  The demand for licensing services and interconnection for new electrical generation sources continues to increase. In load congested areas such as the Mid-Atlantic, Northeast, and California, utilities are pursuing development of new sources of electricity supply. Recognizing the importance of fuel diversity, fossil fuel power plant development is focusing on natural gas. It is expected that the amount of electricity generated from coal will be reduced, with natural gas and renewable energy capturing this lost share.

The U.S. Energy Information Administration estimate that 20% of U.S. coal-fired power plants could ultimately be retired under new Environmental Protection Agency ("EPA") rules. These EPA rules cover coal combustion residuals, greenhouse gas emissions and cooling water intake as well as levels of air pollution emissions of nitrous oxide, sulfur dioxide and mercury. These regulatory drivers, in conjunction with the economic attractiveness of natural gas, could help support a wave of future projects associated with power generation licensing, fuel supply, power transmission and distribution and retirement of obsolete facilities.
Over half of the states are implementing renewable portfolio standards, and we are providing licensing and engineering support to a number of wind and solar power projects. The renewable market will be impacted by the expiration of federal development incentives in the short term, but there is still market activity supported by on-going state initiatives.
We have also provided due diligence and consulting support with respect to energy assets to a number of leading financial institutions, private equity firms and diversified energy companies.

•
Air Quality Legislation.  Recent EPA rule-making has led to a series of new maximum achievable control technology ("MACT") standards and new source performance standards ("NSPS") for a range of industries and emission sources including utility power generation, commercial and industrial boilers, solid waste incinerators, diesel engines, petroleum refineries, cement kilns, iron and steel foundries, gold mining operations, polyvinyl chloride production, and others. These new regulations require air quality emission assessments, permitting evaluations, installation of new control technologies, performance demonstration testing and long-term monitoring.  Additionally, new national ambient air quality standards ("NAAQS") are increasing demand for air quality modeling, monitoring and consulting to meet those stricter standards.

•
Water Quality and Water Resource Management. Evolving regulations coupled with the need to protect and manage the nation's water resources create demand for our water resource experts. We offer services in the areas of supply, protection, treatment and permitting for both surface and groundwater resources.

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

•
Transaction Support.  Our ability to evaluate environmental and regulatory risk in real property and business transfers continues to be one of our core strengths. We support public and private equity investors, financial institutions, regulatory agencies and property owners with due diligence and compliance counseling services as properties and businesses change ownership.

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

•
Strategic EHS Management. Optimizing the environmental and health and safety management programs for industrial clients, particularly those with multiple locations, is an area of focus. Through a comprehensive approach to addressing EHS matters, we assist our clients in realizing improved business performance from the sharing of best practices across facilities, developing standardized procedures and expectations of individual facilities, designing and implementing auditing programs, and leveraging the points of interconnection between the various EHS requirements.

•
Sustainability Advisory Services. We work with our clients to customize sustainability solutions to meet their strategic business objectives. Our services include: sustainability strategy development; public report design, development, and validation (Global Reporting Initiative, Carbon Disclosure Project); life cycle inventory analysis; carbon/greenhouse gas management strategies and reporting; eco-efficiency audits, inventories, and strategies; stakeholder mapping and engagement strategies; pollution prevention/waste minimization; and beneficial reuse.

•
Infrastructure Modernization.  Modernizing our national transportation and energy delivery systems continues to be a focus of both the public and the private sectors. Investment in these areas will require the assessment of related environmental impacts and the planning, permitting and engineering to allow such development.

•
Climate Change.  The market for climate change related services is being driven domestically from many fronts, most of which are not regulatory in nature. We have seen demand for services emerge in the areas of carbon emission assessment and verification, renewable energy development, business process optimization, and public and private sector programs which are designed around energy conservation and other green initiatives. We believe our expertise in air modeling and measurement, renewable energy project licensing, project environmental impact assessment and project engineering, as well as program design and management, provides us an advantage in this market

•
Building Sciences.  We help our clients manage risks associated with hazardous and regulated material in buildings on a routine and emergency basis. This can include remediation, abatement, testing and monitoring of PCB's, asbestos, lead-based paint, mold and other substances of concern.

•
Exit Strategy®.  We pioneered and remain the market leader in structuring environmental risk transfers for contaminated properties. We help resolve our clients' environmental cleanup risk and uncertainty through options which include insurance-backed remediation, guaranteed fixed-price contracts, risk sharing and performance based contracting. Our services are especially applicable to situations where our clients are seeking certainty with respect to environmental remediation liabilities such as: mergers, acquisitions and divestitures; discontinued operations; asset transfers in bankruptcy and otherwise; real estate transactions involving single sites or portfolios of properties; multi-party Superfund sites; and brownfield real estate development.

•
RE Power®.  RE Power is a program where we, in conjunction with a decommissioning and demolition company, provide comprehensive design, oversight, dismantling, cleanup, liability transfer and asset optimization solutions to power and utility companies that elect to decommission or reposition their aging power plant assets. The goal of RE Power is to provide energy companies with a one-stop resource to gain maximum value for power plant assets at the end of their useful life. This can include safely removing plants from service through demolition and environmental cleanup, and potentially transitioning them into a redevelopment phase, or preparing the existing power plant for re-powering with more economically viable fuel sources or more efficient generating equipment.

Infrastructure
We offer a wide variety of services to our infrastructure clients primarily related to: (1) rehabilitation of overburdened and deteriorating infrastructure systems; (2) design, construction engineering inspection and construction management associated with new infrastructure projects; and (3) management of risks related to security of public and private facilities. We serve customers in the Northeast corridor of the United States as well as Texas, West Virginia, Tennessee, Louisiana and California. The following is a listing of the general types of infrastructure services we offer:

•
Transportation.  We provide planning, design and construction management services in support of work on roads, highways, bridges and aviation facilities. In addition to performing basic design engineering, we also incorporate activities associated with completing environmental studies, marine engineering, seismic analysis, and traffic engineering.

•
General Civil Engineering Services.  We provide civil engineering services for commercial and residential real estate development projects which include master planning, traffic studies, storm water and water/waste water design and management, utility design, and site engineering. Our civil engineering expertise is utilized on projects such as the planning, design and construction management of potable water and wastewater treatment systems; master drainage planning; street, roadway and site drainage; and dam analysis and design.

•	Structural Engineering and Inspections. We provide structural engineering design and condition assessment services for bridges, embankments and certain building structures.

•	Geotechnical and Materials Engineering. We provide subsurface exploration, laboratory testing, geotechnical engineering, and seismic engineering and quality assurance testing.

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

•	Geographic Information Systems, Surveying & Mapping. We provide data modeling, terrain analysis, shoreline management analysis, total station and resource mapping and similar services.
We believe that the long-term market for our infrastructure services will be stable and driven by a Federal transportation bill extension that was signed into law in July 2012. The bill, MAP-21, authorizes over $100 billion in spending through the end of the Federal government's fiscal year ending September 30, 2014. This law provides more certainty to transportation-related programs nationwide but represents no dramatic change in policy.
Additional market drivers include population growth in certain geographic regions, continued aging and obsolescence of existing infrastructure, capacity shortfalls, and future federal stimulus funding for state and municipal projects. However, spending by both private and government clients has continued to decline in recent years, reflecting economic conditions.

Clients
We have a highly diversified client base, and no single client accounted for 10% or more of our NSR during fiscal years 2013, 2012 and 2011.
Representative clients during the past five years include:

AES Enterprises	ExxonMobil	Public Service of New Hampshire
AIMCO, Inc.	First Energy Corporation	Sempra Energy
American Electric Power	Goodyear Tire and Rubber Company	Spectra Energy
Baker Hughes	Hawaiian Electric Company, Inc.	SPX Corporation
Bangor Hydro Electric Company	Hoffman La Roche, Inc.	Talisman Energy USA
BNSF	Iberdrola USA	Waste Management
British Petroleum	J-Power	Xcel Energy
Canadian Northern Railway	Kinder Morgan	State Transportation/Power Authorities:
Central Maine Power Company	LS Power	• California
CenterPoint Energy	Lower Manhattan Development Corporation	• Louisiana
Chevron	Magellan Midstream Partners	• Massachusetts
Circle K	Marathon Oil	• New Hampshire
Competitive Power Ventures	National Grid	• New Jersey
Connecticut Resources Recovery	New York State Energy Research and	• New York
Authority	Development Authority	• Pennsylvania
ConocoPhillips	Nexterra	• Texas
Consolidated Edison	Northeast Utilities	• West Virginia
Constellation Energy	NRG	• Wisconsin
Covanta	Orange County Transportation Authority	U.S. Government:
CPS San Antonio	PEPCO	• Department of Defense
Domtar	PG&E Corporation	• Environmental Protection Agency
Dominion	Phillips 66	• Federal Aviation Administration
DCP Midstream	PolyOne	• General Services Administration
El Paso Electric	PPL
Entergy	PSE&G

Competition
The markets for many of our services are highly competitive. There are a number of engineering and consulting firms and other organizations that offer many of the same services offered by us. These firms range in size from small local firms to large national firms that have substantially greater resources than we do. Competitive factors include reputation, performance, price, geographic location and technical capability. As a mid-size firm, we compete with both the large international firms and the small niche or geographically focused firms.
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

Backlog
As of June 30, 2013, our contract backlog based on gross revenue was approximately $373 million, compared to approximately $387 million as of June 30, 2012. Our contract backlog based on NSR was approximately $247 million as of June 30, 2013, compared to approximately $235 million as of June 30, 2012. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.
The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at June 30, 2013 and June 30, 2012 (in millions):

	Gross Revenue Backlog				NSR Backlog
	June 30,	June 30,	Change		June 30,	June 30,	Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%
Energy	$72	$79	$(7)	(8.9)%	$58	$60	$(2)	(3.3)%
Environmental	220	239	(19)	(7.9)%	135	131	4	3.1%
Infrastructure	81	69	12	17.4%	54	44	10	22.7%
Total	$373	$387	$(14)	(3.6)%	$247	$235	$12	5.1%

Seasonality
We experience seasonal trends in our business. Our revenue is typically lower in the second and third fiscal quarters, as our business is, to some extent, dependent on field work and construction scheduling and is also affected by federal holidays. Our revenue is lower during these times of the year because many of our clients' employees, as well as our own employees, do not work during those holidays, resulting in fewer billable hours charged to projects and thus, lower revenue recognized. In addition to holidays, harsher weather conditions that occur in the fall and winter can cause some of our offices to close and can significantly affect our project field work. Conversely, our business generally benefits from milder weather conditions in our first and fourth fiscal quarters which allow for more productivity from our field employees.

Employees
As of June 30, 2013, we had approximately 2,800 full- and part-time employees. Approximately 90% of these employees are engaged in performing professional services for clients. Many of these employees have advanced degrees. Our professional staff includes program managers, project managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. We consider the relationships with our employees to be favorable.

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
Environmental and Other Considerations
We do not believe that our own compliance with federal, state and local laws and regulations relating to the protection of the environment will have a material effect on our capital expenditures, earnings or competitive position.
See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of our environmental matters.

With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with relevant environmental protection laws is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position. In arriving at this conclusion, we have taken into consideration site-specific information available regarding total costs of any work to be performed, and the extent of work previously performed. If the party from which we assumed responsibility is identified as a “potentially responsible party” (PRP) by environmental authorities at a particular site, we, using information available to us, will also review and consider a number of other factors, including: (i) the responsibility of other PRPs for contamination at the site; (ii) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; and (iii) the existence of insurance, if any, and the financial viability of the insurers.

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
If we miss a required performance standard, fail to timely complete, or otherwise fail to adequately perform on a project, we may incur a loss on that project which may reduce or eliminate our overall profitability.
 We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may incur additional costs or be held responsible for damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel and resources needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, changes in the project scope, unanticipated site conditions or labor or other disruptions. In some cases, should we fail to meet the required schedule or performance standards, we may also be subject to agreed-upon financial damages which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates or, in some cases, cause a loss which may reduce or eliminate our overall profitability.
Subcontractor performance and pricing could result in reduced profits or losses.
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
We could incur a significant loss in the future. If we incur significant losses or are unable to generate sufficient working capital from our operations or our revolving credit facility, we may have to seek additional external financing.
As reflected in our consolidated financial statements, in fiscal years 2013 and 2012 we reported net income applicable to our common shareholders of $36.3 million and $33.6 million, respectively, but in fiscal year 2011 we reported a net loss of $(16.6) million. During fiscal year 2011, we incurred a $17.3 million charge relating to the Arena Towers litigation expense. In addition we recorded significant non-cash preferred stock accretion charges of $7.3 million. Operating performance has, however, improved, and we are continuing to take actions to maintain and increase profitability. Nevertheless, if we are unable to maintain operating performance we may incur additional losses. We depend on our core businesses to generate profits and cash flow to fund our working capital growth.
We finance our operations through cash generated by operating activities and borrowings under our revolving credit facility with RBS Citizens, N.A. While we have rarely used our current and prior credit facilities since our $15.5 million preferred stock offering in fiscal year 2010, we are dependent on the revolving credit facility for any short term liquidity needs when available cash and cash equivalents and cash provided by operations are not adequate to support working capital requirements. The credit facility contains covenants which, among other things, require us to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization as defined in the credit agreement ("EBITDA"), maintain a minimum fixed charge coverage ratio, and not exceed a maximum leverage ratio.

We may not be able to generate sufficient profits to realize the benefit of our net deferred tax assets.
 We establish valuation allowances against deferred tax assets when there is insufficient evidence that we will be able to realize the benefit of these deferred tax assets. We reassess our ability to realize deferred tax assets as facts and circumstances dictate. If after future assessments of our ability to realize the deferred tax assets, we determine that a lesser or greater allowance is required, we record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination. The uncertainty surrounding the future realization of our net deferred tax assets could adversely impact our results of operations.
If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.
Goodwill was approximately $28.8 million as of June 30, 2013. We also had other identifiable intangible assets of $8.1 million, net of accumulated amortization, as of June 30, 2013. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A decline in the estimated future cash flows of our reporting units, declines in market multiples of comparable companies and other factors could result in impairments of goodwill or other assets which would negatively impact our earnings or result in a net loss.
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
We obtain insurance from insurance companies to cover a portion of our potential risks and liabilities subject to specified policy limits, deductibles or coinsurance. It is possible that we may not be able to obtain adequate insurance to meet our needs or may have to pay an excessive amount for the insurance coverage we want. In addition, we may not be able to acquire any insurance for certain types of business risks. Almost all of the cost cap and related insurance purchased by Exit Strategy clients has been underwritten by AIG. The Exit Strategy related policies all tend to be long term; many are ten years or more. Some policies also serve to satisfy state and federal financial assurance requirements for certain projects, and without these policies, alternative financial assurance arrangements would need to be arranged. Additionally, most of our Exit Strategy projects require us to perform the work in the event insurance limits are exhausted, directly exposing us to financial risks.
We are self-insured or carry deductibles for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.
 We are self-insured or carry deductibles for a portion of our claims exposure. Because of these deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. As a result, our insurance and claims expense could increase in the future. Under certain conditions, we may elect or be required to increase our self-insured or deductible amounts, which would increase our exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected.

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
Our contract backlog based on NSR as of June 30, 2013 was approximately $247 million. We cannot guarantee that the NSR projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future revenue or earnings.
Acquisitions, joint ventures and strategic alliances may not be successful.
We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve challenges and risks including that the transaction does not advance our business strategy; that we don't realize a satisfactory return on our investment; that we experience difficulty integrating new employees, business systems, technology, and cultures; or that management's attention is diverted from our other businesses. It may take longer than expected to realize the full benefits of acquisitions, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events could harm our operating results or financial condition.
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
Our operating results may be adversely impacted by worldwide political and economic uncertainties and conditions in the markets we address.
The current state of the domestic economy and the possibility that economic conditions may not improve or may deteriorate may affect businesses such as ours in a number of ways. While management cannot directly measure it or predict it, variability in the economy and any corollary impact on the availability of credit could affect our customers and vendors and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows.
General economic uncertainty may impact the ability of our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services. These conditions have also made it difficult for us to estimate the short-term and long-term impacts on our business. We cannot predict overall economic conditions. If the economy or markets in which we operate deteriorate from the level experienced in fiscal year 2013, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to Our Industry
Changes in existing environmental laws, regulations and programs or reductions in the level of regulatory enforcement could reduce demand for our environmental services which could cause our revenue to decline.
While we pursue markets for our services that are economically driven, our business is also materially dependent on the continued enforcement by federal, state and local governments of various environmental regulations. A significant amount of our business is generated either directly or indirectly as a result of existing federal and state laws, regulations and programs related to environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that may have a material adverse effect on our revenue and business prospects.
We operate in highly competitive industries.
The markets for many of our services are highly competitive. There are numerous professional architectural, engineering and consulting firms and other organizations which offer many of the services offered by us. We compete with many companies, some of which have greater resources. Competitive factors include reputation, performance, price, geographic location and technical capabilities. In addition, many clients also use in-house staff to perform the same types of services we do.
We are materially dependent on contracts with federal, state and local governments. Our inability to continue to win or renew government contracts could result in material reductions in our revenues and profits.
We have increased our business with the federal, state and local governments in recent years and are materially dependent on such contracts. We estimate that contracts with agencies of the United States government and various state and local governments represented approximately 22% of our NSR in fiscal year 2013. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds as well as changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.
We are subject to procurement laws and regulations associated with our government contracts. If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time or debarred.
Our compliance with the laws and regulations relating to the procurement, administration, and performance of government contracts is dependent upon our ability to properly design and execute appropriate procedures. Our termination from any of our larger government contracts or suspension from future government contracts for any reason would result in material declines in expected revenue. Because government agencies have the ability to terminate a contract for convenience, the agencies could terminate or decide not to renew our contracts with little or no prior notice.
 Our government contracts are subject to audit. These audits may result in the determination that certain costs claimed as reimbursable are not allowable or have not been properly allocated. We are subject to audits for several years after payment for services has been received. Based on these audits, government entities may adjust or seek reimbursement for previously paid amounts. None of the audits performed to date on our government contracts have resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our business, financial condition, results of operations or cash flows.
Reductions in state and local government budgets could negatively impact their capital spending and adversely affect our business, financial condition and results of operations.
Several of our state and local government clients are currently facing budget deficits, resulting in smaller budgets and reduced capital spending. Our state and local government clients may continue to face budget deficits that prohibit them from funding new or existing projects. In addition, existing and potential clients may either postpone entering into new contracts or request price concessions. If we are not able to respond to the revenue decline from these clients that may occur, our operating results could be adversely affected.

Other Risks
We are highly dependent on key personnel.
The success of our business depends on our ability to attract and retain qualified employees, and personal client relationships are critical to our success. We need talented and experienced personnel to support our business activities. An inability to attract and retain the right people would harm our business. Turnover among certain critical staff could have a material adverse effect on our ability to implement our strategies and on our results of operations.
Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements which may significantly reduce or eliminate our profits.
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
Areas requiring significant estimates by our management include:

•	The application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

•	Provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others;

•	Provisions for income taxes and uncertain tax positions;

•	Value of goodwill and recoverability of other intangible assets;

•	Valuations of assets acquired and liabilities assumed in connection with business combinations;

•	Estimated earnout payments due in connection with business combinations;

•	Valuation of self-insured reserves;

•	Valuation of stock-based compensation expense; and

•	Accruals for estimated liabilities, including litigation and insurance reserves.
Safety related issues could result in significant losses.
We often work on large-scale and complex projects, sometimes in geographically remote locations which can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also can increase employee turnover, project and operating costs. We are responsible for the safety of our employees at work, and, on occasion on certain projects, we take on expanded site safety responsibilities. If our employees or others become injured, or if we fail to implement appropriate health and safety procedures, we could be subject to claims and liability. In addition, if our overall safety performance falls below certain levels we may be foreclosed from bidding on work with certain clients.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.
Effective internal controls are important for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing changes to our internal controls has entailed substantial costs in order to modify our accounting systems. Although these measures are designed to do so, we cannot be certain that such measures and future measures will guarantee that we will successfully maintain adequate controls over our financial reporting processes and related reporting requirements. Internal controls that are found to not be operating effectively could affect our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.
We rely on third-party, internal and web-based software to run our critical accounting, project management and financial information systems. As a result, any sudden failure, unavailability, disruption or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.
We rely on third-party software to run our critical accounting, project management and financial information systems. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense and disrupting the management of our business operations.

Our information technology systems, processes, and sites may suffer interruptions, failures, or attacks which could affect the Company's ability to conduct its business.
Our information technology systems provide critical data connectivity, information and services for internal and external users. These interactions include, but are not limited to, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, storage of project information and other processes necessary to manage the business. Like other companies, our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, cyber-attacks and other security problems and system disruptions. We have adopted security precautions for our critical systems, including establishment of back-up data centers. However, if our information technology systems are damaged, or cease to function properly due to a number of causes, such as catastrophic events, power outages or security breaches resulting in unauthorized access, and our business continuity plans and security precautions do not effectively compensate on a timely basis, we could suffer interruptions in our operations or the loss of information, which could have a negative impact on our business, financial condition, results of operations or cash flows.
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
Our stock is thinly traded, and over time has experienced substantial price volatility. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many companies that have often been unrelated to the operating performance of these companies. The overall market and the price characteristics of our common stock may continue to fluctuate. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or attract key employees. Many of these key employees are granted stock options and restricted stock (the value of which is dependent on our stock price) as an element of compensation.
Extraordinary events, including natural disasters and terrorist actions could negatively impact the economies in which we operate or disrupt our operations which may affect our business, financial condition, results of operations or cash flows.
Extraordinary events beyond our control, such as natural and man-made disasters, as well as terrorist actions, could negatively impact us by causing the closure of offices, interrupting projects and forcing the relocation of employees. If we are not able to react quickly to these sorts of events, our operations may be affected, which could have a negative impact on our business, financial condition, results of operations or cash flows.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We provide our services through a network of approximately 100 offices located nationwide. We lease approximately 800,000 square feet of office and commercial space to support these operations. Our significant lease agreements expire at various dates through fiscal year 2026. We also have some month-to-month leases. In addition, a subsidiary of ours owns a 26,000 square foot office/warehouse building in Austin, Texas. All properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy or real estate projects, some of our subsidiaries have taken title to sites on which environmental remediation activities are being performed.
Item 3.    Legal Proceedings
See Note 16 "Commitments and Contingencies - Legal Matters" of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On December 31, 2012, we issued 88,496 shares of unregistered common stock with a market value of $0.5 million as part of the consideration for the purchase of Heschong Mahone Group, Inc. This offering was made pursuant to the exemption from registration provided in Regulation D, Rule 506, under Section 4 (2) of the Securities Act of 1933 as amended (the "Act").
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TRR." The following table sets forth the high and low prices per share for the common stock for fiscal years 2013 and 2012 as reported on the NYSE:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$8.31	$5.91	$6.83	$2.95
Second Quarter	8.54	4.89	6.39	2.48
Third Quarter	6.99	5.40	7.20	4.27
Fourth Quarter	7.25	5.13	7.05	5.15
As of July 18, 2013, there were 275 shareholders of record, and, as of that date, we estimate there were approximately 1,840 beneficial owners holding our common stock in nominee or "street" name.
To date we have not paid any cash dividends on our common stock, and the payment of dividends in the future will be subject to financial condition, capital requirements and earnings. The terms of our credit agreement also limit the payment of cash dividends. Future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated.

Stock Performance Graph
Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Total Return Index and Peer Companies
The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested in our Common Stock (or the S&P Index, or a group of peer companies as indicated) on June 30, 2008. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2013
250.00
200.00
150.00
100.00
50.00
0.00
2008
2009
2010
2011
2012
2013
TRC Companies, Inc.
S&P 500 Index - Total Returns
Peer Group

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2012, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Year Ended June 30,
	2008	2009	2010	2011	2012	2013
TRC	$100	$100	$77	$172	$167	$193
S&P 500 Index	100	74	84	110	116	140
Peer Group	100	114	80	85	95	88
The companies included in the peer group are: Ecology & Environment, Inc.; ENGlobal Corp.; Michael Baker Corporation; Tetra Tech, Inc.; and Versar, Inc.

Item 6.    Selected Financial Data
The following selected financial data was derived from our consolidated financial statements and provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this report.

Statements of Operations Data, for the fiscal years ended June 30,	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Gross revenue	$441,517	$419,959	$333,209	$330,575	$432,517
Less subcontractor costs and other direct reimbursable charges	121,114	118,179	87,298	100,476	177,713
Net service revenue	320,403	301,780	245,911	230,099	254,804
Interest income from contractual arrangements	239	295	411	596	1,859
Insurance recoverables and other income	4,514	614	(1,573)	8,844	19,539
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	268,545	246,506	202,265	203,221	227,217
General and administrative expenses	30,739	31,025	26,286	26,028	32,936
Provision for doubtful accounts	408	755	1,763	2,344	3,952
Depreciation and amortization (1)	6,903	5,508	4,729	8,049	7,322
Goodwill and intangible asset impairments (2)	—	—	—	20,249	21,438
Arena Towers litigation (reversal) expense (3)	—	(11,061)	17,278	1,100	—
Total operating costs and expenses	306,595	272,733	252,321	260,991	292,865
Operating income (loss)	18,561	29,956	(7,572)	(21,452)	(16,663)
Interest expense	(337)	(668)	(761)	(1,003)	(2,925)
Gain on extinguishment of debt (4)	—	—	—	1,716	—
Income (loss) from operations before taxes and equity in earnings (losses)	18,224	29,288	(8,333)	(20,739)	(19,588)
Federal and state income tax benefit (provision)	17,986	3,930	(1,127)	4,210	(3,871)
Income (loss) from operations before equity in earnings (losses)	36,210	33,218	(9,460)	(16,529)	(23,459)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	—	270	30	(45)	(449)
Net income (loss)	36,210	33,488	(9,430)	(16,574)	(23,908)
Net loss applicable to noncontrolling interest	65	87	58	125	—
Net income (loss) applicable to TRC Companies, Inc.	36,275	33,575	(9,372)	(16,449)	(23,908)
Accretion charges on preferred stock (5)	—	—	(7,261)	(6,431)	(215)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$36,275	$33,575	$(16,633)	$(22,880)	$(24,123)

Basic earnings (loss) per common share	$1.26	$1.21	$(0.69)	$(1.17)	$(1.25)
Diluted earnings (loss) per common share	$1.23	$1.16	$(0.69)	$(1.17)	$(1.25)

Weighted-average common shares outstanding:
Basic	28,843	27,781	24,107	19,548	19,272
Diluted	29,601	28,822	24,107	19,548	19,272

Balance Sheet Data at June 30:
Total assets	$307,764	$275,128	$276,060	$287,795	$336,896
Long-term debt and capital lease obligations, including current portion	6,670	5,904	9,176	9,444	12,501
Preferred stock	—	—	—	8,239	1,808
Total equity	106,897	68,048	29,672	27,953	48,623
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

(3)
During fiscal year 2011, the jury in the Arena Towers case returned a verdict against us in the amount of $15.4 million plus $2.9 million for pre-judgment interest. We incurred approximately $17.3 million and $1.1 million of litigation reserve expenses relating to this case in fiscal years 2011 and 2010, respectively. During fiscal year 2012, we filed a post-trial motion to disregard the late fee portion of the verdict, resulting in an $11.1 million partial reversal of the previously recorded expense. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

(4)	During fiscal year 2010, we recorded a $1.7 million gain on extinguishment of debt in connection with the dissolution of Co-Energy LLC, a consolidated entity.

(5)
We incurred charges of approximately $7.3 million, $6.4 million and $0.2 million in fiscal years 2011, 2010 and 2009, respectively, for accretion of the beneficial conversion feature related to the preferred stock issued in June 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A. "Risk Factors" beginning on page 11 and in the section entitled "Forward-Looking Statements" on page 3.
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
The following table presents the approximate percentage of NSR by contract type:

	Fiscal Year
	2013	2012	2011
Time-and-materials	63%	60%	60%
Fixed-price	34%	36%	36%
Cost-plus	3%	4%	4%
	100%	100%	100%
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

Fiscal Year 2013 Acquisitions

On January 18, 2013, we acquired the assets of the GE Air Emissions Testing ("GE-Air") business. The initial purchase price consisted of $3.2 million in cash subject to final working capital adjustments. Goodwill of $0.8 million, all of which is expected to be tax deductible, and other intangible assets of $1.8 million were recorded as a result of this acquisition. The estimated fair values of assets and liabilities of the GE-Air acquisition have been recorded in the Environmental operating segment and are included in the balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed which will be within one year from the acquisition date. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

On December 31, 2012, we acquired all of the outstanding stock of Heschong Mahone Group, Inc. (“HMG”), headquartered in Sacramento, California. HMG provides professional consulting services in the field of energy efficiency. The initial purchase price, subject to final working capital adjustments, consists of: (i) $3.5 million in cash, (ii) a one year $1.5 million subordinated promissory note with an interest rate of 3.0% per annum, and (iii) 88 thousand shares of our common stock valued at $0.5 million on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.5 million based on the projections and probabilities of reaching the performance goals through December 2013. Goodwill of $2.7 million and other intangible assets of $2.6 million were recorded as a result of this acquisition. HMG was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore the amortization of goodwill and intangible assets is expected to be deductible for tax purposes. The estimated fair values of assets and liabilities of the HMG acquisition have been recorded in the Energy operating segment and are included in the balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed which will be within one year from the acquisition date. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

Fiscal Year 2012 Acquisition

On September 3, 2011, we acquired 100% of the stock of privately-held The Payne Firm, Inc. ("Payne") through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne has been integrated into the Company's business processes and systems as a part of our Environmental operating segment. The purchase price of approximately $4.8 million consisted of cash of $3.5 million payable at closing, 61 thousand shares of our common stock valued at $0.3 million on the closing date, future earnout consideration with an estimated fair value of $0.9 million, and a net working capital adjustment of $0.2 million. Goodwill of $3.9 million and other intangible assets of $0.8 million were recorded as a result of this acquisition. The goodwill is the result of expected synergies from combining the operations of the acquired business with our operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

Fiscal Year 2011 Acquisitions

On June 6, 2011, we acquired the Environmental Business Unit of RMT, Inc. ("RMT-EBU"), a subsidiary of Alliant Energy, headquartered in Madison, Wisconsin. RMT-EBU specializes in consulting, development, remedial engineering and construction; environmental, health and safety management; air pollution control; and solid waste management. RMT-EBU consisted of approximately 200 consultants and ten primary locations. RMT-EBU was integrated into our business processes and systems as a part of our Environmental operating segment. The purchase price of approximately $13.9 million consisted of cash of $13.3 million paid at closing and a working capital adjustment of $0.6 million. Goodwill of $4.2 million, all of which is expected to be tax deductible, and other intangible assets of $3.8 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after our acquisition of RMT-EBU.
On February 25, 2011, we acquired 100% of the stock of privately-held Alexander Utility Engineering, Inc. ("AUE") through a combination of cash, stock and subordinated debt. Headquartered in San Antonio, Texas, AUE is a professional engineering and design firm that specializes in providing a range of services to the electric utility marketplaces. AUE is integrated into our business processes and systems as a part of our Energy operating segment. The purchase price of approximately $2.3 million consisted of cash of $0.7 million payable at closing, a $0.9 million subordinated note, 80 thousand shares of our common stock valued at $0.3 million on the closing date, and future earnout consideration with an estimated fair value of $0.4 million. Goodwill of $1.8 million, none of which is expected to be tax deductible, and other intangible assets of $0.5 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after our acquisition of AUE. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

Operating Segments
We manage our business under the following three operating segments:
Energy:  The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government entities. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.
Environmental:  The Environmental operating segment provides services to a wide range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings and facilities; air quality measurements and modeling of potential air pollution impacts; water quality and water resource management; assessment and remediation of contaminated sites and buildings; hazardous waste management; construction monitoring, inspection and management; environmental, health and safety management and sustainability advisory services; compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.
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

The following table presents the approximate percentage of our NSR by operating segment:

	Fiscal Year
	2013	2012	2011
Energy	35%	32%	30%
Environmental	51%	53%	53%
Infrastructure	14%	15%	17%
	100%	100%	100%
Business Trend Analysis
Energy:  The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with a favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $50.0 billion in the performance of this work over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Demand for energy efficiency services continue to benefit from increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level have expanded the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are growing our presence in the Texas and California markets where demand for services is the highest.
Environmental:  Although there had been signs of growth in this market following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The last decade saw growth in nearly all aspects of this market. The fundamental market drivers remain in place, as well as evolving regulatory developments particularly with respect to air quality and the continuing need to enhance our aging transportation and energy infrastructure. Nevertheless, recent indicators suggest that certain elements of this marketplace continue to take a cautious approach to expenditures, stalling a return to the long-term pattern of growth historically enjoyed by this operating segment. Shale gas and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.
Infrastructure:  Demand for infrastructure services is expected to continue to be flat for fiscal year 2014. Nevertheless, the overall construction markets may continue to benefit from the federal transportation bill that was signed into law in July 2012 and provided two years of federal funding certainty. In addition, U.S. macroeconomic factors may help drive the Infrastructure business as additional public and private funding sources are created. The long-term prospect may also be benefited by alternative funding mechanisms; potential additional economic stimulus initiatives; and the continued need to upgrade, replace or repair aging transportation infrastructure.
Critical Accounting Policies
Our financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to compile these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Our significant accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of this report. We believe the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies which are most critical in the portrayal of our financial position and results of operations:
Revenue Recognition—We recognize contract revenue in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. Specifically, we follow the guidance in ASC Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts.
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
The Exit Strategy funds held by the insurer, including any interest thereon, are recorded as an asset (current and long-term restricted investment) on our consolidated balance sheets, with a corresponding liability (current and long-term deferred revenue) related to the funds. Consistent with our other fixed-price contracts, we recognize revenue on Exit Strategy contracts using the percentage-of-completion method. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Certain Exit Strategy contracts were classified as pertaining to either remediation or operation, maintenance and monitoring. In addition, certain Exit Strategy contracts were segmented such that the remediation and operation portion of the contract is separately accounted for from the maintenance and monitoring portion.
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
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2013, 2012 and 2011, we did not recognize any revenue related to claims.
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
Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards or FAR. Our last incurred cost audit was for fiscal year 2004 and resulted in an immaterial adjustment. DCAA determined that an audit of incurred cost proposals submitted to DCAA for fiscal years 2005 through 2008 was not required. Incurred cost proposals have been submitted to DCAA for fiscal years 2009 through 2012 and are pending DCAA audit. Historically we have not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.
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
During the fourth quarter of fiscal 2013, we concluded it was more likely than not that our deferred tax assets will be realized and reversed our valuation allowance in the amount of $25.6 million.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

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
We performed our most recent annual goodwill impairment review as of April 26, 2013, and noted the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required. As of June 30, 2013, we had $28.8 million of goodwill. We do not believe there were any events or changes in circumstances since our April 2013 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
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
Management judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of recognized impairment losses.
Insurance Matters, Litigation and Contingencies—In the normal course of business we are subject to certain contractual guarantees and litigation. Generally such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations, however we have elected to retain a portion of losses that may occur through the use of substantial deductibles, exclusions and retentions under our insurance programs. This practice may subject us to future liability for which we are only partially insured or are completely uninsured. In accordance with ASC Topic 450, Contingencies, we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise these losses are expensed as incurred. Costs of defense are expensed as incurred. We undertake an overall assessment of risk, and if the estimate of a probable loss is a range, and no amount within the range is a more reasonable estimate, we accrue the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of changes in the expenses relating to those contingencies. Additional expenses could potentially have a material impact on our business, financial condition, results of operations or cash flows.

Results of Operations
Fiscal Year 2013 Compared to Fiscal Year 2012
Consolidated Results of Operations
The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2013 and 2012:

	Years Ended June 30,		Change
(Dollars in thousands)	2013	2012	$	%
Gross revenue	$441,517	$419,959	$21,558	5.1%
Less subcontractor costs and other direct reimbursable charges	121,114	118,179	2,935	2.5
Net service revenue	320,403	301,780	18,623	6.2
Interest income from contractual arrangements	239	295	(56)	(19.0)
Insurance recoverables and other income	4,514	614	3,900	NM
Cost of services (exclusive of costs shown separately below)	268,545	246,506	22,039	8.9
General and administrative expenses	30,739	31,025	(286)	(0.9)
Provision for doubtful accounts	408	755	(347)	(46.0)
Depreciation and amortization	6,903	5,508	1,395	25.3
Arena Towers litigation reversal	—	(11,061)	11,061	(100.0)
Operating income	18,561	29,956	(11,395)	(38.0)
Interest expense	(337)	(668)	331	(49.6)
Income from operations before taxes and equity in earnings	18,224	29,288	(11,064)	(37.8)
Federal and state income tax benefit	17,986	3,930	14,056	357.7
Income from operations before equity in earnings	36,210	33,218	2,992	9.0
Equity in earnings from unconsolidated affiliates, net of taxes	—	270	(270)	(100.0)
Net income	36,210	33,488	2,722	8.1
Net loss applicable to noncontrolling interest	65	87	(22)	(25.3)
Net income applicable to TRC Companies, Inc.	$36,275	$33,575	$2,700	8.0%

NM - Not Meaningful
Gross revenue increased $21.6 million, or 5.1%, to $441.5 million for fiscal year 2013 from $420.0 million for fiscal year 2012. Organic gross revenue increased $12.7 million, or 58.6% of the overall growth in gross revenue, and acquisitions provided the remaining $8.9 million, or 41.4%, of the increase. The growth in organic revenue was primarily attributable to our Energy operating segment where gross revenue increased $9.3 million, primarily due to increased demand for our Energy services and further geographic expansion into the mid-Atlantic region. The remainder of the increase was primarily attributable to higher levels of revenue generated by subcontractor activities in our Infrastructure operating segment.
NSR increased $18.6 million, or 6.2%, to $320.4 million for fiscal year 2013 from $301.8 million for fiscal year 2012. Organic NSR increased $11.5 million, or 61.6% of the overall growth in NSR, and acquisitions provided the remaining $7.1 million, or 38.4%, of the increase. The increase in organic NSR primarily came from our Energy operating segment, where organic NSR increased $10.6 million, primarily due to our expanded geographic presence and strong demand for our services due to continued investment by our utility clients in electric transmission and distribution. Our Infrastructure and Environmental operating segments did not see similar growth from organic activities primarily due to economic factors and federal policy uncertainty.
Interest income from contractual arrangements decreased $0.1 million, or 19.0%, to $0.2 million for fiscal year 2013 from $0.3 million for fiscal year 2012 primarily due to lower one−year constant maturity T−Bill rates and a lower average balance of restricted investments in fiscal year 2013 compared to the prior year.
Insurance recoverables and other income increased $3.9 million, or 635.2%, to $4.5 million for fiscal year 2013 from $0.6 million for fiscal year 2012. During fiscal year 2013, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-

specific insurance policies procured at project inception to cover, among other things, cost overruns. We did not experience the same level of estimated cost increases in fiscal year 2012.
COS increased $22.0 million, or 8.9%, to $268.5 million for fiscal year 2013 from $246.5 million for fiscal year 2012. Organic activities accounted for $16.3 million, or 74.2% of the overall increase in COS, while acquisitions provided the remaining $5.7 million, or 25.8%, of the increase. The increase from organic activities was partially attributable to higher contract loss expense which increased $3.6 million in the current year due to higher than expected costs on certain large fixed priced projects. The remainder of the COS increase was incurred to support the growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 83.8% and 81.7% for fiscal years 2013 and 2012, respectively.
G&A expenses decreased $0.3 million, or 0.9%, to $30.7 million for fiscal year 2013 from $31.0 million for fiscal year 2012. The decrease was primarily attributable to $2.8 million less in costs related to our performance-based stock compensation plan. This decrease was partially offset by: (1) a $1.2 million increase in legal costs, (2) $0.6 million higher technology costs incurred to support organic and acquisition related growth and (3) $0.5 million of additional costs incurred in connection with entering into our new credit agreement. As a percentage of NSR, G&A expenses were 9.6% and 10.3% for fiscal years 2013 and 2012, respectively.
The provision for doubtful accounts decreased $0.3 million, or 46.0%, to $0.4 million for fiscal year 2013 from $0.8 million for fiscal year 2012. The decrease was primarily attributable to our continued focus on credit and collections.
Depreciation and amortization increased $1.4 million, or 25.3%, to $6.9 million for fiscal year 2013 from $5.5 million for fiscal year 2012. The increase in depreciation and amortization expense is primarily the result of additional amortization in connection with businesses acquired.
The net reversal of the previously recorded Arena Towers litigation expense of $11.1 million was recorded in fiscal year 2012. A jury verdict was rendered against us and our subsidiary in the fourth quarter of fiscal year 2011, and, as a result, we took a charge of $17.3 million which included the full value of the verdict as well as pre-judgment interest. Subsequently, we filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011, resulting in an $11.2 million partial reversal of the previously recorded expense in the quarter ended September 30, 2011. In addition $0.1 million of expense was recorded in the quarter ended December 30, 2011 resulting in a net benefit of $11.1 million for fiscal year 2012. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.
The federal and state income tax benefit was $18.0 million for fiscal year 2013 compared to $3.9 million for the same period in the prior fiscal year. The net federal, state and foreign income tax benefit of $18.0 million for fiscal year 2013 is comprised of a tax benefit of $25.6 million related to the release of the income tax valuation allowance, net of income tax expense of $7.7 million related to the fiscal year 2013 income tax provision. The tax benefit of $3.9 million in fiscal year 2012 was comprised of a benefit of $4.2 million attributable to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance in conjunction with the acquisition of Payne, net of federal and state income tax expense, of $1.3 million. The $4.2 million reduction in tax expense was directly attributable to the remeasurement of uncertain tax positions due to the settlement of the IRS examination for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in federal taxes and interest.

Operating Segment Results of Operations
Energy Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2013	2012	Change
Gross revenue	$138,189	$125,219	$12,970	10.4%
Net service revenue	$109,815	$96,018	$13,797	14.4%
Segment profit	$23,261	$23,517	$(256)	(1.1)%
Gross revenue increased $13.0 million, or 10.4%, to $138.2 million for fiscal year 2013 from $125.2 million for fiscal year 2012. Organic gross revenue increased $9.3 million, or 71.8% of the overall growth in gross revenue, and acquisitions provided the remaining $3.7 million, or 28.2%. The increase in organic gross revenue was primarily the result of increased activity on electric distribution projects, the expansion of our geographic presence in the mid-Atlantic region, and the recognition of a performance-based incentive award on an energy efficiency contract which increased gross revenue in fiscal year 2013 by $1.2 million.

NSR increased $13.8 million, or 14.4%, to $109.8 million for fiscal year 2013 from $96.0 million for fiscal year 2012. Organic NSR increased $10.6 million, or 76.8% of the overall growth in NSR, and acquisitions provided the remaining $3.2 million, or 23.2%. The NSR growth was primarily the result of the factors driving gross revenue growth. Organic NSR grew at a faster rate than gross revenue due to the mix of energy projects. Differences in the scope of services between contracts often result in variations in the amount of subcontracting and direct labor.
The Energy operating segment's profit decreased $0.3 million or 1.1%, to $23.3 million for fiscal year 2013 from $23.5 million for fiscal year 2012. Organic segment profit decreased $0.6 million while acquisitions provided $0.3 million of segment profit growth for fiscal year 2013. The decrease in the Energy operating segment's profit for fiscal year 2013 was primarily due to increased contract costs incurred on several large fixed-priced projects. These additional costs were partially offset by the aforementioned performance-based incentive award that increased operating segment NSR and operating segment profit by $1.2 million in the current year. For fiscal year 2013, the Energy operating segment's profit, as a percentage of NSR, decreased to 21.2% from 24.5% in the prior year.

Environmental Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2013	2012	Change
Gross revenue	$240,820	$235,089	$5,731	2.4%
Net service revenue	$163,217	$159,016	$4,201	2.6%
Segment profit	$30,836	$31,955	$(1,119)	(3.5)%
Gross revenue increased $5.7 million, or 2.4%, to $240.8 million for fiscal year 2013 from $235.1 million for fiscal year 2012. Acquisitions provided $5.2 million of the increase, or 91.7% of the overall growth in gross revenue, and organic gross revenue provided the remaining $0.5 million, or 8.3%. The modest growth in organic gross revenue was primarily due to an increase in our direct labor on certain large remediation projects, and, to a lesser extent, improving market conditions.
NSR increased $4.2 million, or 2.6%, to $163.2 million for fiscal year 2013 from $159.0 million for fiscal year 2012. Acquisitions provided $3.9 million of the increase, or 93.7% of the overall growth in NSR, and organic NSR provided the remaining $0.3 million, or 6.3%. The NSR growth was primarily the result of the factors driving gross revenue growth.
The Environmental operating segment's profit decreased $1.1 million, or 3.5%, to $30.8 million for fiscal year 2013 from $32.0 million for fiscal year 2012. Acquisitions provided $0.2 million of operating segment profit growth, while organic activities accounted for $1.3 million of the decrease in segment profit for fiscal year 2013. The decline in organic profit was primarily attributable to higher costs on certain Exit Strategy projects. We did not experience the same level of estimated cost increases in the prior year. For fiscal year 2013, the Environmental operating segment's profit, as a percentage of NSR, decreased to 18.9% from 20.1% in the prior year.

Infrastructure Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2013	2012	Change
Gross revenue	$59,940	$56,712	$3,228	5.7%
Net service revenue	$44,218	$43,528	$690	1.6%
Segment profit	$8,663	$7,738	$925	12.0%
Gross revenue increased $3.2 million, or 5.7%, to $59.9 million for fiscal year 2013 from $56.7 million for fiscal year 2012. The increase in gross revenue during fiscal year 2013 was primarily due to work on civil engineering projects which required higher levels of subcontractor services, resulting in higher gross revenues and other direct costs.
NSR increased $0.7 million, or 1.6%, to $44.2 million for fiscal year 2013 from $43.5 million for fiscal year 2012. The increase in NSR during fiscal year 2013 was due to a modest improvement in general infrastructure market conditions.
The Infrastructure operating segment's profit increased $0.9 million, or 12.0%, to $8.7 million for fiscal year 2013 from $7.7 million for fiscal year 2012. The increase in the Infrastructure operating segment's profit during fiscal year 2013 was primarily due to continued improvement on project and overhead cost controls and contract risk management. As a result, for fiscal year 2013, the Infrastructure operating segment's profit increased, as a percentage of NSR, to 19.6% from 17.8% in the prior year.

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

NM - Not Meaningful
Gross revenue increased $86.8 million, or 26.0%, to $420.0 million for fiscal year 2012 from $333.2 million for fiscal year 2011. Organic activities provided $46.2 million, or 53.2%, of gross revenue growth for fiscal year 2012, and acquisitions provided the remaining $40.6 million, or 46.8%. Excluding the effects of acquisitions, our organic gross revenue increased 13.9%, driven primarily by increased demand for our Energy services, which increased $34.0 million. We also experienced higher levels of subcontracting and procurement activity in our Environmental operating segment which generated higher gross revenues and other direct costs.
NSR increased $55.9 million, or 22.7%, to $301.8 million for fiscal year 2012 from $245.9 million for fiscal year 2011. Organic activities provided $25.0 million, or 44.8%, of NSR growth for fiscal year 2012, and acquisitions provided the remaining $30.9 million, or 55.2%. Excluding the effect of acquisitions, our organic NSR increased 10.2%, primarily driven by increased demand in our Energy operating segment. This increased demand was primarily due to our utility clients continuing to invest in the modernization and replacement of outdated facilities, and to a lesser extent, increased demand from the energy efficiency market.
Interest income from contractual arrangements decreased $0.1 million, or 28.2%, to $0.3 million for fiscal year 2012 from

$0.4 million for fiscal year 2011 primarily due to lower one−year constant maturity T−Bill rates and a lower average balance of restricted investments in fiscal year 2012 compared to fiscal year 2011.
Insurance recoverables and other income increased $2.2 million, or 139.0%, to $0.6 million for fiscal year 2012 from $(1.6) million for fiscal year 2011. During fiscal year 2011, we reduced our cost estimate on one Exit Strategy project as we expected to complete our contractual obligation sooner than previously anticipated, resulting in less projected recoveries from the project-specific insurance policy. We did not have a similar contract adjustment in fiscal year 2012.
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
The federal and state income tax benefit was $3.9 million for fiscal year 2012 compared to a tax provision of $1.1 million for fiscal year 2011. The tax benefit of $3.9 million is comprised of a benefit of $4.2 million attributable to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance in conjunction with the acquisition of Payne, net of federal and state income tax expense of $1.3 million. The $4.2 million reduction in tax expense is directly attributable to the remeasurement of uncertain tax positions due to the settlement of the IRS examination for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in federal taxes and interest.

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
The Energy operating segment's profit increased $7.8 million or 49.4%, to $23.5 million for fiscal year 2012 from $15.7 million for fiscal year 2011. Organic activities provided $6.9 million, or 89.2%, of operating segment profit growth for fiscal year 2012 with acquisitions providing the remaining $0.9 million, or 10.8%. The increase in the Energy operating segment's organic profit for fiscal year 2012 was primarily related the continued improvement in general market conditions as described above. For fiscal year 2012, the Energy operating segment's profit, as a percentage of NSR, increased to 24.5% from 22.0% in fiscal year 2011.

Environmental Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2012	2011	Change
Gross revenue	$235,089	$187,412	$47,677	25.4%
Net service revenue	$159,016	$129,396	$29,620	22.9%
Segment profit	$31,955	$24,764	$7,191	29.0%
Gross revenue increased $47.7 million, or 25.4%, to $235.1 million for fiscal year 2012 from $187.4 million for fiscal year 2011. Acquisitions provided $35.7 million, or 74.9%, of gross revenue growth for fiscal year 2012 with organic activities providing the remaining $12.0 million, or 25.1%. The increase was primarily related to higher levels of subcontracting and procurement activity which generated higher gross revenues and ODC's.
NSR increased $29.6 million, or 22.9%, to $159.0 million for fiscal year 2012 from $129.4 million for fiscal year 2011. Acquisitions provided $26.9 million, or 90.9%, of NSR growth for fiscal year 2012. Organic NSR increased $2.7 million, or 9.1% for fiscal year 2012 primarily due to an increase in the demand for our environmental services which was bolstered by the mild winter.
The Environmental operating segment's profit increased $7.2 million, or 29.0%, to $32.0 million for fiscal year 2012 from $24.8 million for fiscal year 2011. Acquisitions provided $3.1 million, or 43.3%, of operating segment profit growth for fiscal year 2012 with organic activities providing the remaining $4.1 million, or 56.7%. The increase in the Environmental operating segment's organic profit for fiscal year 2012 was primarily due to additional NSR and improvements in project performance. For fiscal year 2012, the Environmental operating segment's profit, as a percentage of NSR, increased to 20.1% from 19.1% in fiscal year 2011.

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
The Infrastructure operating segment's profit increased $1.9 million, or 32.9%, to $7.7 million for fiscal year 2012 from $5.8 million for fiscal year 2011. For fiscal year 2012, the Infrastructure operating segment's profit increased, as a percentage of NSR, to 17.8% from 13.8% in fiscal year 2011. The stronger profit performance was due to improved project execution, the previously noted lower reliance on subcontractor services, and further improvements to our cost structure.

Costs and Expenses as a Percentage of NSR
The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Net service revenue	100.0%	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.1	0.2
Insurance recoverables and other income	1.4	0.2	(0.6)
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	83.8	81.7	82.3
General and administrative expenses	9.6	10.3	10.7
Provision for doubtful accounts	0.1	0.3	0.7
Depreciation and amortization	2.2	1.8	1.9
Arena Towers litigation (reversal) expense	—	(3.7)	7.0
Total operating costs and expenses	95.7	90.4	102.6
Operating income (loss)	5.8	9.9	(3.1)
Interest expense	(0.1)	(0.2)	(0.3)
Income (loss) from operations before taxes and equity in earnings	5.7	9.7	(3.4)
Federal and state income tax benefit (provision)	5.6	1.3	(0.5)
Income (loss) from operations before equity in earnings	11.3	11.0	(3.8)
Equity in earnings from unconsolidated affiliates, net of taxes	—	0.1	—
Net income (loss)	11.3	11.1	(3.8)
Net loss applicable to noncontrolling interest	—	—	—
Net income (loss) applicable to TRC Companies, Inc.	11.3	11.1	(3.8)
Accretion charges on preferred stock	—	—	(3.0)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	11.3%	11.1%	(6.8)%

Revisions in Estimates
At any time, we have numerous contracts in progress, all of which are at various stages of completion. Our recognition of profit is dependent upon the accuracy of a variety of estimates including engineering progress, materials quantities, achievement of milestones and other incentives, liquidated-damages provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and can be difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation process, actual completion costs often vary from estimates. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known. If actual costs exceed the original fixed contract price, recognition of any additional revenue will be pursuant to a change order, contract modification, or claim.

The following table summarizes the number of separate projects that experienced estimated contract profit revisions with an impact on contract profit relating to the revaluation of work performed in prior periods:

	Fiscal Year
(Dollars in thousands)	2013	2012
Number of projects	2,017	3,135
Net (reduction) increase on project profitability	$(1,276)	$3,359

Net (reduction) increase on project profitability by operating segment:
Energy	$635	$246
Environmental	(1,829)	2,710
Infrastructure	(82)	403
Total	$(1,276)	$3,359
The reduction in contract profit due to revisions in estimates made in fiscal year 2013 was primarily due to increased contract costs incurred on several large fixed-priced contracts, including Exit Strategy contracts. In fiscal year 2012, operating income increased due primarily to the receipt of several large change orders within our Environmental operating segment.

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the fiscal years ended June 30, 2013, 2012 and 2011 (in thousands):

	June 30, 2013	June 30, 2012	June 30, 2011
Cash flows provided by operating activities	$14,414	$19,438	$12,537
Cash flows used in investing activities	(8,604)	(9,100)	(15,115)
Cash flows used in financing activities	(4,235)	(4,606)	(1,302)
Cash and cash equivalents as of the end of the fiscal year	18,136	16,561	10,829
Fiscal Year 2013 Compared to Fiscal Year 2012
Cash flows provided by operating activities were $14.4 million for fiscal year 2013, compared to $19.4 million for fiscal year 2012. Cash used in operating assets and liabilities during fiscal year 2013 totaled $24.6 million consisting primarily of the following: (1) an $11.7 million increase in accounts receivable due to the increase in gross revenue in fiscal year 2013; (2) an $8.7 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects; (3) a $2.2 million decrease in accrued compensation and benefits; and (4) a $1.1 million increase in prepaid expenses and other current assets.
Cash used in operating assets and liabilities during fiscal year 2013 was offset by cash provided by operating assets and liabilities totaling $11.0 million and primarily consisted of the following: (1) a $4.5 million decrease in restricted investments primarily due to work performed on Exit Strategy projects; (2) a $2.8 million decrease in long-term prepaid insurance; and (3) a

$1.4 million increase in environmental remediation liabilities. In addition, non-cash items for fiscal year 2013 resulted in net income of $8.1 million consisting primarily of a deferred income tax benefit $19.2 million related to the release of the income tax valuation allowance in the amount of $25.6 million which was offset by $6.9 million for depreciation and amortization and $3.8 million for stock-based compensation expense.
Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 83 days as of June 30, 2013 from 78 days as of June 30, 2012.
Cash used in investing activities was $8.6 million during fiscal year 2013, compared to $9.1 million in fiscal year 2012. Cash used in fiscal year 2013 consisted of $6.9 million for acquisition of businesses and $3.9 million invested in property and equipment which was partially offset by $2.1 million from restricted investments. Cash used in fiscal year 2012 primarily consisted of $7.1 million invested in property and equipment and $3.5 million for acquisition of businesses offset by $2.0 million from restricted investments.
Cash used in financing activities was $4.2 million during fiscal year 2013, compared to $4.6 million used in fiscal year 2012. Cash used in fiscal year 2013 consisted of $5.9 million for payments made on long-term debt and capital lease obligations and $2.8 million used to pay tax withholding obligations related to restricted stock vesting, offset by $4.3 million of short-term financing related to fiscal 2013 insurance premiums.

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
Cash used in financing activities was $4.6 million during fiscal year 2012, compared to $1.3 million used in fiscal year 2011. The increase in cash used in financing activities was primarily the result of cash of $5.0 million used to repay the Federal Partners subordinated note and additional cash used to pay tax withholding obligations related to restricted stock vesting in fiscal year 2012, which was partially offset by the financing of a three year software licensing agreement.

Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2013 and 2012 were comprised of the following (in thousands):

	2013	2012
Revolving credit facility	$—	$—
Subordinated debt:
CAH note payable	2,448	2,448
HMG note payable	1,500	—
AUE note payable	—	450
Other notes payable	1,031	1,906
Lease financing obligations	334	371
Capital lease obligations	1,357	729
	6,670	5,904
Less current portion	(5,313)	(1,582)
Long-term debt and capital lease obligations	$1,357	$4,322

Revolving Credit Facility

Previously, we and substantially all of our subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, provided the Borrower with a senior revolving credit facility of up to $65.0 million (which included an uncommitted $15.0 million syndication reserve) based upon a borrowing base formula on accounts receivable. The expiration date of the Credit Agreement was July 17, 2014. Any amounts outstanding under the Credit Agreement bore interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Our obligations under the Credit Agreement were secured by a pledge of substantially all of our assets and guaranteed by substantially all of our subsidiaries that were not borrowers. The Credit Agreement also contained cross-default provisions which would have become effective if we defaulted on other indebtedness.
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
On April 16, 2013, the Credit Agreement was terminated by us in connection with entering into a new credit agreement (the "New Credit Agreement") with RBS Citizens, N.A. as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The New Credit Agreement provides us with a $75.0 million five-year secured revolving credit facility with a sublimit of $15.0 million available for the issuance of letters of credit. Under the New Credit Agreement, we may request an increase in the amount of the credit facility up to $95.0 million.
Amounts outstanding under the New Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to EBITDA. Our obligations under the New Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by our principal operating subsidiaries. The New Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.
Under the New Credit Agreement we are required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit our leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of $15.0 million, $17.0 million and $20.0 million for the twelve-month periods ending June 30, 2013, June 30, 2014 and June 30, 2015 and thereafter, respectively. We were in compliance with all covenants under the New Credit Agreement as of June 30, 2013 as shown below.
Management presents Consolidated Adjusted EBITDA, which is a non-U.S. GAAP measure, because we believe it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income (loss), net income (loss), cash flows from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our New Credit Agreement as well as the typical calculation method. Set forth below is a reconciliation of Consolidated Adjusted EBITDA, as calculated under the New Credit Agreement, to Net income (loss) applicable to TRC Companies, Inc.'s common shareholders for the trailing twelve month periods ended June 30, 2013, 2012 and 2011 (in thousands):

	Trailing Twelve Months
	June 30, 2013	June 30, 2012	June 30, 2011
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$36,275	$33,575	$(16,633)
Interest expense	337	668	761
Federal and state income tax (benefit) provision	(17,986)	(3,930)	1,127
Depreciation and amortization	6,903	5,508	4,729
Net loss applicable to noncontrolling interest	(65)	(87)	(58)
Equity in earnings from unconsolidated affiliates, net of taxes	—	(270)	(30)
Accretion charges on preferred stock	—	—	7,261
Consolidated EBITDA	25,464	35,464	(2,843)
Less: Interest expense on excluded indebtedness	(86)	—	—
Add: Interest and penalties on federal and state income taxes	29	—	—
Stock-based compensation expense	3,832	6,550	2,533
Arena Towers litigation (reversal) expense	—	(11,061)	17,278
Consolidated Adjusted EBITDA under the New Credit Agreement	$29,239	$30,953	$16,968
The actual covenant results as compared to the covenant requirements under the New Credit Agreement as of June 30, 2013 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Minimum Consolidated Adjusted EBITDA	Trailing 12 months	$29,239	Must exceed	$15,000
Maximum leverage ratio	Trailing 12 months	0.31 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	13.16 to 1.00	Must exceed	1.25 to 1.00
As of June 30, 2013, we had no borrowings outstanding pursuant to the New Credit Agreement. Letters of credit outstanding were $3.9 million as of June 30, 2013. Based upon the leverage covenant, the maximum availability under the New Credit Agreement was $58.5 million as of June 30, 2013. Funds available to borrow under the New Credit Agreement, after consideration of the letters of credit outstanding and indebtedness outstanding of $5.2 million, was $49.4 million as of June 30, 2013.
CAH Note Payable
In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. CAH has entered into several modifications of the loan agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013. As of June 30, 2013, the balance outstanding under this loan was $2.4 million.

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., we entered into a one-year subordinated promissory note with the sellers pursuant to which we agreed to pay $1.5 million. The note bears interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note is due and payable on December 31, 2013. As of June 30, 2013, the balance outstanding under this loan was $1.5 million.
AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc., we entered into a two year subordinated promissory note with the seller pursuant to which we agreed to pay $0.9 million. The note bore interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note was due and payable in two equal installments of $0.45 million on each of the first and second anniversaries of the note. We repaid this loan in full on February 25, 2013.
Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being accounted for as a capital lease obligation, for a three year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of June 30, 2013, the balance outstanding under this agreement was $1.0 million.
In July 2012, we financed $4.3 million of insurance premiums payable in eleven equal monthly installments of approximately $0.4 million each, including a finance charge of 1.99%. As of June 30, 2013, the balance has been repaid.
Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $1.2 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the consolidated statements of operations. The cost of assets under capital leases was $1.9 million, and accumulated amortization was $0.4 million at June 30, 2013. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit rate of the respective lease.
Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments as of June 30, 2013 were as follows (in thousands):

Fiscal Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2014	$4,631	$114	$568	$5,313
2015	348	115	593	1,056
2016	—	50	196	246
2017	—	17	—	17
2018	—	18	—	18
Thereafter	—	20	—	20
	$4,979	$334	$1,357	$6,670
Based on our current operating plans, we believe that existing cash resources as well as cash forecast to be generated from operations and availability under our revolving credit facility are adequate to meet our requirements for the foreseeable future. In addition we expect to remain in full compliance with the covenant requirements under the New Credit Agreement over the next twelve months.

Contractual Obligations
The following table sets forth, as of June 30, 2013, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates for estimating future interest payment obligations of between 1.21% to 6.50%) under contracts, such as debt and lease agreements (in thousands).

	Payments due by period (1)
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Revolving credit facility	$—	$—	$—	$—	$—
Subordinated debt:
CAH note payable	2,501	2,501	—	—	—
HMG note payable	1,545	1,545	—	—	—
Other notes payable	1,056	704	352	—	—
Operating leases	62,962	12,286	21,073	14,576	15,027
Lease financing obligations	334	115	164	35	20
Capital lease obligations	1,397	593	804	—	—
Total contractual obligations	$69,795	$17,744	$22,393	$14,611	$15,047
______________________________

(1)	Includes estimated interest.
We also enter into long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites.
Off-Balance Sheet Arrangements
As of June 30, 2013, our "Off-Balance Sheet" arrangements, as that term is defined by the Securities and Exchange Commission, included $3.9 million of standby letters of credit issued primarily for outstanding performance or payment bonds. The letters of credit were issued by our bank and renew annually. We also have operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $13.2 million in fiscal year 2013, $12.8 million in fiscal year 2012, and $10.3 million in fiscal year 2011. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in "Contractual Obligations".

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 12, 2013

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

	Fiscal Year Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Gross revenue	$441,517	$419,959	$333,209
Less subcontractor costs and other direct reimbursable charges	121,114	118,179	87,298
Net service revenue	320,403	301,780	245,911
Interest income from contractual arrangements	239	295	411
Insurance recoverables and other income	4,514	614	(1,573)
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	268,545	246,506	202,265
General and administrative expenses	30,739	31,025	26,286
Provision for doubtful accounts	408	755	1,763
Depreciation and amortization	6,903	5,508	4,729
Arena Towers litigation (reversal) expense	—	(11,061)	17,278
Total operating costs and expenses	306,595	272,733	252,321
Operating income (loss)	18,561	29,956	(7,572)
Interest expense	(337)	(668)	(761)
Income (loss) from operations before taxes and equity in earnings	18,224	29,288	(8,333)
Federal and state income tax benefit (provision)	17,986	3,930	(1,127)
Income (loss) from operations before equity in earnings	36,210	33,218	(9,460)
Equity in earnings from unconsolidated affiliates, net of taxes	—	270	30
Net income (loss)	36,210	33,488	(9,430)
Net loss applicable to noncontrolling interest	65	87	58
Net income (loss) applicable to TRC Companies, Inc.	36,275	33,575	(9,372)
Accretion charges on preferred stock	—	—	(7,261)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$36,275	$33,575	$(16,633)

Basic earnings (loss) per common share	$1.26	$1.21	$(0.69)
Diluted earnings (loss) per common share	$1.23	$1.16	$(0.69)

Weighted-average common shares outstanding:
Basic	28,843	27,781	24,107
Diluted	29,601	28,822	24,107
See accompanying notes to consolidated financial statements.

TRC COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Net income (loss)	$36,210	$33,488	$(9,430)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	134	(142)	420
Tax expense on unrealized gain (loss) on available-for-sale securities	(47)	—	—
Reclassification for gain included in net income	(19)	(471)	(124)
Tax expense on realized gain on available-for-sale securities	7	—	—
Total other comprehensive income (loss)	75	(613)	296
Comprehensive income (loss)	36,285	32,875	(9,134)
Comprehensive loss attributable to noncontrolling interests	(65)	(87)	(58)
Comprehensive income (loss) attributable to TRC Companies, Inc.	$36,220	$32,788	$(9,192)

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$18,136	$16,561
Accounts receivable, less allowance for doubtful accounts	109,320	95,215
Insurance recoverable - environmental remediation	26,305	25,744
Restricted investments	5,582	4,413
Deferred income tax assets	12,518	512
Income taxes refundable	1,444	958
Prepaid expenses and other current assets	12,045	10,607
Total current assets	185,350	154,010
Property and equipment
Land and building	480	480
Equipment, furniture and fixtures	51,104	47,819
Leasehold improvements	5,421	5,053
	57,005	53,352
Less accumulated depreciation and amortization	(43,171)	(39,621)
Property and equipment, net	13,834	13,731
Goodwill	28,797	24,888
Investments in and advances to unconsolidated affiliates and construction joint ventures	113	109
Long-term deferred income tax assets	6,601	—
Long-term restricted investments	27,580	35,265
Long-term prepaid insurance	31,497	34,272
Other assets	13,992	12,853
Total assets	$307,764	$275,128
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,745	$1,315
Current portion of capital lease obligations	568	267
Accounts payable	32,238	30,712
Accrued compensation and benefits	34,040	36,292
Deferred revenue	20,094	18,236
Environmental remediation liabilities	291	422
Other accrued liabilities	31,737	30,315
Total current liabilities	123,713	117,559
Non-current liabilities:
Long-term debt, net of current portion	568	3,860
Capital lease obligations, net of current portion	789	462
Income taxes payable and deferred income tax liabilities	310	622
Deferred revenue	68,514	79,104
Environmental remediation liabilities	6,973	5,473
Total liabilities	200,867	207,080
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 29,053,301 and 29,049,819 shares issued and outstanding, respectively, at June 30, 2013, and 28,130,702 and 28,127,220 shares issued and outstanding, respectively, at June 30, 2012	2,905	2,813
Additional paid-in capital	181,874	179,402
Accumulated deficit	(77,405)	(113,680)
Accumulated other comprehensive loss	(109)	(184)
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	107,232	68,318
Noncontrolling interest	(335)	(270)
Total equity	106,897	68,048
Total liabilities and equity	$307,764	$275,128
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Fiscal Year Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$36,210	$33,488	$(9,430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	6,903	5,508	4,729
Stock-based compensation expense	3,832	6,550	2,533
Provision for doubtful accounts	408	755	1,763
Arena Towers litigation (reversal) expense	—	(11,061)	17,278
Deferred income taxes	(19,159)	(997)	(218)
Other non-cash items	(133)	(920)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(11,655)	(5,439)	4,479
Insurance recoverable - environmental remediation	(561)	5,083	4,837
Income taxes	(177)	(5,195)	923
Restricted investments	4,521	9,295	8,549
Prepaid expenses and other current assets	(1,131)	(1,161)	(822)
Long-term prepaid insurance	2,775	3,138	7,119
Other assets	553	(977)	116
Accounts payable	778	4,981	(11,449)
Accrued compensation and benefits	(2,152)	7,443	4,944
Deferred revenue	(8,732)	(13,484)	(18,776)
Environmental remediation liabilities	1,369	(351)	(781)
Other accrued liabilities	968	(17,218)	(3,191)
Excess tax benefit from stock-based awards	(203)	—	—
Net cash provided by operating activities	14,414	19,438	12,537
Cash flows from investing activities:
Additions to property and equipment	(3,891)	(7,114)	(3,058)
Withdrawals from restricted investments	2,131	2,045	1,867
Acquisition of businesses, net of cash acquired	(6,865)	(3,464)	(13,950)
Earnout and net working capital payments on acquisitions	—	(883)	(77)
Proceeds from sale of land	—	250	—
Proceeds from sale of fixed assets	43	82	117
Investments in and advances to unconsolidated affiliates	(22)	(16)	(14)
Purchases of marketable securities	—	—	(6,171)
Maturities and sales of marketable securities	—	—	6,171
Net cash used in investing activities	(8,604)	(9,100)	(15,115)
Cash flows from financing activities:
Net repayments under revolving credit facility	—	—	—
Payments on long-term debt and other	(5,405)	(8,236)	(3,574)
Payments on capital lease obligations	(532)	(27)	—
Proceeds from long-term debt and other	4,259	4,415	2,559
Earnout payments on acquisitions	(154)	—	—
Shares repurchased to settle tax withholding obligations	(2,767)	(760)	(277)
Excess tax benefit from stock-based awards	203	—	—
Proceeds from exercise of stock options	161	2	—
Payments on exchange of stock options	—	—	(10)
Net cash used in financing activities	(4,235)	(4,606)	(1,302)
Increase (decrease) in cash and cash equivalents	1,575	5,732	(3,880)
Cash and cash equivalents, beginning of period	16,561	10,829	14,709
Cash and cash equivalents, end of period	$18,136	$16,561	$10,829
Supplemental cash flow information:
Income taxes paid	$1,460	$2,103	$656
Future consideration in connection with businesses acquired	647	768	1,005
Land transfer	1,500	—	—
Assets acquired through capital lease obligations	1,160	756	—
Interest paid	319	672	875
Capital expenditures included in accounts payable	509	325	446
Issuance of common stock in connection with businesses acquired	515	266	331
Subordinated note payable recorded in connection with businesses acquired	1,500	—	900
Conversion of preferred stock to common stock	—	—	15,500
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
In thousands, except share data

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total TRC Shareholders' Equity	Non- Controlling Interest
	Number of Shares	Amount				Number of Shares	Amount			Total Equity
Balance, June 30, 2010	19,637,535	$1,964	$163,897	$(137,883)	$133	3,482	$(33)	$28,078	$(125)	$27,953
Net loss	—	—	—	(9,372)	—	—	—	(9,372)	(58)	(9,430)
Other comprehensive income	—	—	—	—	296	—	—	296	—	296
Issuance of common stock in connection with business acquired	79,787	8	323	—	—	—	—	331	—	331
Accretion charges on preferred stock	—	—	(7,261)	—	—	—	—	(7,261)	—	(7,261)
Stock-based compensation	465,281	46	2,487	—	—	—	—	2,533	—	2,533
Shares repurchased to settle tax withholding obligations	(99,518)	(10)	(267)	—	—	—	—	(277)	—	(277)
Directors' deferred compensation	11,387	1	36	—	—	—	—	37	—	37
Preferred stock conversion	7,209,302	721	14,779	—	—	—	—	15,500	—	15,500
Cash paid related to option exchange	—	—	(10)	—	—	—	—	(10)	—	(10)
Balance, June 30, 2011	27,303,774	2,730	173,984	(147,255)	429	3,482	(33)	29,855	(183)	29,672
Net income (loss)	—	—	—	33,575	—	—	—	33,575	(87)	33,488
Other comprehensive loss	—	—	—	—	(613)	—	—	(613)	—	(613)
Issuance of common stock in connection with business acquired	61,387	6	260	—	—	—	—	266	—	266
Exercise of stock options	750	—	2	—	—	—	—	2	—	2
Stock-based compensation	1,055,039	106	6,444	—	—	—	—	6,550	—	6,550
Shares repurchased to settle tax withholding obligations	(298,697)	(30)	(1,327)	—	—	—	—	(1,357)	—	(1,357)
Directors' deferred compensation	8,449	1	39	—	—	—	—	40	—	40
Balance, June 30, 2012	28,130,702	2,813	179,402	(113,680)	(184)	3,482	(33)	68,318	(270)	68,048
Net income (loss)	—	—	—	36,275	—	—	—	36,275	(65)	36,210
Other comprehensive income	—	—	—	—	75	—	—	75	—	75
Issuance of common stock in connection with business acquired	88,496	9	506	—	—	—	—	515	—	515
Exercise of stock options	37,625	4	157	—	—	—	—	161	—	161
Stock-based compensation	1,109,339	111	3,721	—	—	—	—	3,832	—	3,832
Shares repurchased to settle tax withholding obligations	(317,861)	(32)	(2,149)	—	—	—	—	(2,181)	—	(2,181)
Directors' deferred compensation	5,000	—	34	—	—	—	—	34	—	34
Tax benefit from stock-based awards	—	—	203	—	—	—	—	203	—	203
Balance, June 30, 2013	29,053,301	$2,905	$181,874	$(77,405)	$(109)	3,482	$(33)	$107,232	$(335)	$106,897
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
The Exit Strategy funds held by the insurer, including any interest earned thereon, are recorded as an asset (current and long-term restricted investment) on the Company's consolidated balance sheets, with a corresponding liability (current and long-term deferred revenue) related to the funds. Consistent with the Company's other fixed-price contracts, the Company recognizes revenue on Exit Strategy contracts using the percentage-of-completion method. When determining the extent of progress towards completion on Exit Strategy contracts, prepaid insurance premiums and fees are amortized, on a straight-line basis, to cost incurred over the life of the related insurance policy. Certain Exit Strategy contracts were classified as pertaining to either remediation or operation, maintenance and monitoring. In addition, certain Exit Strategy contracts were segmented such that the remediation and operation portion of the contract is separately accounted for from the maintenance and monitoring portion.
Under most Exit Strategy contracts, additional payments were made by the client to the insurer, typically through an insurance broker, for insurance premiums and fees for a policy to cover potential costs in excess of the original estimates and other factors such as third party liability. For Exit Strategy contracts where the Company establishes that (1) costs exceed the contract value

TRC COMPANIES, INC.
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
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2013, 2012 and 2011, no revenue related to claims was recognized by the Company.
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

TRC COMPANIES, INC.
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
Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the Company has accounted for such costs in a manner inconsistent with Cost Accounting Standards or FAR. The Company's last incurred cost audit was for fiscal year 2004 and resulted in an immaterial adjustment. DCAA determined that an audit of incurred cost proposals submitted to DCAA for fiscal years 2005 through 2008 was not required.  Incurred cost proposals have been submitted to DCAA for fiscal years 2009 through 2012 and are pending DCAA audit. Historically the Company has not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.
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
The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. The assumptions used to value stock options granted for fiscal years 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Risk-free interest rate	N/A	0.65% - 0.66%	1.57% - 1.81%
Expected life	N/A	4.0 years	4.0 years
Expected volatility	N/A	80.8%	76.6% - 77.0%
Expected dividend yield	N/A	N/A	N/A
Weighted-average fair value per share of options granted	N/A	$3.14	$2.09
Income Taxes—The Company is required to estimate the provision for income taxes, including the current tax expense together with an assessment of temporary differences resulting from differing treatments of assets and liabilities for tax and financial accounting purposes. These differences between the financial statement and tax bases of assets and liabilities, together with net

TRC COMPANIES, INC.
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
During the fourth quarter of fiscal 2013, the Company concluded it was more likely than not that its deferred tax assets will be realized and reversed our valuation allowance in the amount of $25,646 (see Note 12).
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial statements.
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
The Company performed its most recent annual goodwill impairment review as of April 26, 2013, and noted the fair value of each of the Company's reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required. As of June 30, 2013, the Company had $28,797 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2013 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
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
Management judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of recognized impairment losses.
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

TRC COMPANIES, INC.
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

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. There were no events or changes in circumstances that would indicate the fair value of property and equipment was reduced to below its carrying value during fiscal year 2013, and therefore property and equipment were not tested for impairment. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.
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
Voting Interest Entities.  Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and which provide the equity holders with the obligation to absorb losses, the right to receive residual returns and the right or power to make decisions about or direct the entity's activities that most significantly impact the entity's economic performance. Voting interest entities, where the Company has a majority interest, are consolidated in accordance with ASC Topic 810, Consolidations (“ASC Topic 810”). ASC Topic 810 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has all, or a majority of, the voting interests.
Variable Interest Entities ("VIE's").  VIE's are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with ASC Topic 810, the Company consolidates the CAH VIE because it is the primary beneficiary.
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

Insurance Matters, Litigation and Contingencies—In the normal course of business the Company is subject to certain contractual guarantees and litigation. Generally such guarantees relate to project schedules and performance. Most of the litigation involves the Company as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. The Company maintains insurance coverage for various aspects of its business and operations, however the Company has elected to retain a portion of losses that may occur through the use of substantial deductibles, exclusions and retentions under our insurance programs. This practice may subject the Company to future liability for which it is only partially insured or is completely uninsured. In accordance with ASC Topic 450, Contingencies, ("ASC Topic 450") the Company records in its consolidated balance sheets amounts representing its estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise these losses are expensed as incurred. Costs of defense are expensed as incurred. The Company undertakes an overall assessment of risk, and if the estimate of a probable loss is a range, and no amount within the range is a more reasonable estimate, the Company accrues the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of changes in the expenses relating to those contingencies. Additional expenses could potentially have a material impact on the Company's business, financial condition, results of operations or cash flows.
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
As of June 30, 2013 and 2012, $28,072 and $33,599, respectively, of the restricted investments represent deposits which earn interest at the one-year constant maturity U.S. Treasury Bill rate, which rate is reset on the anniversary of each policy. As of June 30, 2013 and 2012 the one-year constant maturity U.S. Treasury Bill rate for such deposits ranged from 0.09% to 0.21% and from 0.09% to 0.30%, respectively.
Properties Available for Sale—Included in other assets are certain properties acquired in connection with certain Exit Strategy contracts that are available for sale in the amounts of $4,344 and $5,844 as of June 30, 2013 and 2012, respectively. The properties were recorded at fair value upon acquisition.
In cases where the Company does not expect to recover its carrying costs on properties available for sale, the Company reduces its carrying value to the fair value less costs to sell. During fiscal years 2013, 2012 and 2011, no impairment losses were recognized.
Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over its estimated useful life. In accordance with ASC Subtopic 350-40, Internal-Use Software, the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. During fiscal years 2013, 2012 and 2011, capitalized software was amortized over three to five years.
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

TRC COMPANIES, INC.
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
Environmental Remediation Liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with ASC Topic 405, Liabilities, upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability resulting from the completion of the capital phase is included in insurance recoverables and other income. During fiscal years 2013, 2012 and 2011, no such income was recorded.
If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to ASC Topic 410 Asset Retirement and Environmental Obligations ("ASC Topic 410"). Environmental remediation liabilities recorded pursuant to ASC Topic 410 are discounted when the amount and timing of the clean-up activities can be reliably determined. As of June 30, 2013 and 2012, the environmental liability for one project was discounted as the amount and timing of the remaining monitoring activities could be reliably determined. A discount of $374 and $378 was calculated using a risk-free discount rate of 2.3% and 4.1% as of June 30, 2013 and 2012, respectively. Estimated remediation costs for clean-up activities are based on experience, site conditions and the remedy selected. The liability is regularly adjusted as estimates are revised and as cleanup proceeds. Actual results could differ materially from those estimates. The undiscounted environmental liability as of June 30, 2013 and 2012 was $7,632 and $6,271, respectively.
Employee Benefit Plan—The Company has a 401(k) savings plan covering substantially all employees. The Company's matching formula has two components. The basic match is up to 50% of each Participant's first 4% of contributed compensation, and the discretionary match of up to another 2% of contributed compensation is based on the Company's performance for the previous fiscal year. In fiscal years 2013, 2012 and 2011, the Company's contributions to the plan were approximately $3,444, $4,482 and $3,594, respectively. The Company does not provide post-employment or other post-retirement benefits.
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
For fiscal year 2011, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. The holders of the convertible preferred stock did not have a contractual obligation to share in the net losses of the Company, and, as such, the undistributed net losses for fiscal year 2011 were not allocated to the convertible preferred

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

stock. Because the effects were anti-dilutive, 7 preferred shares were excluded from the calculation of diluted EPS for fiscal year 2011 (prior to conversion). The preferred stock converted to common stock on December 1, 2010, resulting in the inclusion of 4,205 shares in the basic weighted-average shares outstanding for the fiscal year ended June 30, 2011. Because the effects were anti-dilutive, 3,004 of the 7,209 common shares from the preferred stock conversion on December 1, 2010 were excluded from the calculation of diluted EPS for the fiscal year ended June 30, 2011.
The following table sets forth the computations of basic and diluted EPS for the indicated fiscal years ended June 30:

	2013	2012	2011
Net income (loss) applicable to TRC Companies, Inc.	$36,275	$33,575	$(9,372)
Accretion charges on preferred stock	—	—	(7,261)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$36,275	$33,575	$(16,633)

Basic weighted-average common shares outstanding	28,843	27,781	24,107
Effect of dilutive stock options, RSA's, RSU's and PSU's	758	1,041	—
Diluted weighted-average common shares outstanding	29,601	28,822	24,107

Earnings (loss) per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings (loss) per common share	$1.26	$1.21	$(0.69)
Diluted earnings (loss) per common share	$1.23	$1.16	$(0.69)
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	2,124	1,932	2,655
Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, restricted investments, insurance recoverables, and investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs credit evaluations of its clients as required and maintains an allowance for estimated credit losses.
Fair Value of Financial Instruments—Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's subordinated notes payable as of June 30, 2013 and 2012, approximate fair value because the interest rates on the instruments change with market interest rates or because of the short term nature of their maturities. The carrying amount of the Company's remaining notes payable as of June 30, 2013 and 2012 approximate fair value as either the fixed interest rates approximate current rates for these obligations or the remaining term is not significant.
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
New Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This new guidance will become effective for the Company beginning July 1, 2013. Other than requiring additional disclosures, the Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.
In July 2012, the FASB issued guidance establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This new guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to

TRC COMPANIES, INC.
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
In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity's right to offset, and related arrangements associated with, its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset, and the related net exposure. The new guidance will be effective for the Company beginning July 1, 2013. Other than requiring additional disclosures, the Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.
In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this new guidance beginning July 1, 2012. Adoption of this new guidance did not have a significant impact on the Company's consolidated financial statements.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present net income and other comprehensive income in either a continuous statement or in two separate but consecutive statements. The Company adopted this new guidance beginning July 1, 2012. Adoption of this new guidance resulted only in changes to the presentation of the Company's consolidated financial statements.

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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

The following tables present the level within the fair value hierarchy at which the Company's financial assets were measured on a recurring basis as of June 30, 2013 and 2012.
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$2,767	$—	$2,767
Certificates of deposit	—	212	—	212
Municipal bonds	—	763	—	763
Corporate bonds	—	344	—	344
Asset backed securities	—	172	—	172
Money market accounts and cash deposits	831	—	—	831
Total assets	$831	$4,258	$—	$5,089

Contingent consideration	$—	$—	$1,365	$1,365
Total liabilities	$—	$—	$1,365	$1,365
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$3,261	$—	$3,261
Certificates of deposit	—	452	—	452
Municipal bonds	—	790	—	790
Corporate bonds	—	562	—	562
Money market accounts	983	—	—	983
Total assets	$983	$5,065	$—	$6,048

Contingent consideration	$—	$—	$873	$873
Total liabilities	$—	$—	$873	$873
The Company's long-term debt is not measured at fair value in the consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: level 2 of the fair value hierarchy. At June 30, 2013 and 2012 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of June 30, 2013 and 2012 are included within current and long-term restricted investments on the consolidated balance sheets.
As of June 30, 2013 and 2012, $831 and $983, respectively, of the restricted investments represented deposits in money market accounts and U.S. Treasury Notes under escrow arrangements. The carrying value of these investments approximated the fair market value as of such dates. Additionally, mutual funds, bonds, certificates of deposit, asset backed securities and U.S. Treasury Notes under escrow arrangements with a cost of $4,301 and a fair value of $4,258, as of June 30, 2013 and a cost of $5,211 and a fair value of $5,065, as of June 30, 2012 are also included in restricted investments. These investments are recorded at fair value with changes in unrealized appreciation reported as a separate component of equity. During fiscal years 2013, 2012 and 2011, realized gains of $19, $471 and $124 were reported, respectively. If the Company determines that any unrealized losses are other than temporary, they will be charged to earnings. Total losses for securities with net losses in accumulated other comprehensive

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

income were $194, $789 and $68 in fiscal years 2013, 2012 and 2011, respectively. Total gains for securities with net gains in accumulated other comprehensive income were $309, $176 and $364 in fiscal years 2013, 2012 and 2011, respectively.
The restricted investments under escrow arrangements earned dividends and interest of approximately $158, $189 and $229 during fiscal years 2013, 2012 and 2011, respectively, which are recorded as income and reflected as an operating activity in the consolidated statements of cash flows.
The Company's contingent consideration liabilities, included in other accrued liabilities on the consolidated balance sheets, are associated with the acquisitions made in fiscal years 2013 and 2012. The liabilities are measured at fair value using a probability weighted discounted income approach. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3, as described below.
In connection with the Level 3 estimates of the fair value of the contingent consideration, the Company developed various scenarios (base case, upside case, and downside case) and weighted each case according to the probability of occurrence.  The contingent consideration measurements include a weighted probability of achievement ranging from 20% to 100%, and a discount rate of approximately 5.3%.  The maximum aggregate amount which can be achieved is $2,050, over a maximum term through September 2014.  The table below presents a rollforward of the contingent consideration liabilities valued using Level 3 inputs:

Balance at June 30, 2012	$873
Additions for 2013 acquisitions	675
Reduction of liability for payments made	(154)
Reduction of liability related to re-measurement of fair value	(29)
Balance at June 30, 2013	$1,365
Assets Measured at Fair Value on a Non-Recurring Basis as of June 30, 2013
Certain assets were measured at fair value on a non-recurring basis and are not included in the discussion above. These assets include the assessment of the recoverability of goodwill and certain intangible assets as of each fiscal April month-end or more frequently if events or changes in circumstances indicate that goodwill might be impaired.
Note 4. Accounts Receivable
The current portion of accounts receivable as of June 30, 2013 and 2012 were comprised of the following:

	2013	2012
Billed	$64,739	$54,582
Unbilled	50,483	47,939
Retainage	5,271	3,846
	120,493	106,367
Less allowance for doubtful accounts	(11,173)	(11,152)
	$109,320	$95,215
A substantial portion of unbilled receivables represents billable amounts recognized as revenue in the last month of the fiscal period. Management expects that substantially all unbilled amounts will be billed and collected within one year. Retainage represents amounts billed but not paid by the client which, pursuant to contract terms, are due at completion.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 4. Accounts Receivable (Continued)

Rollforward of allowance for doubtful accounts reserves is as follows:

			Additions
Fiscal Year	Description	Balance at beginning of period	Charged to costs and expenses	Other (1)	Deductions (2)	Balance at end of period
2013	Allowance for doubtful accounts	$(11,152)	(408)	(6)	393	$(11,173)
2012	Allowance for doubtful accounts	$(11,559)	(755)	(167)	1,329	$(11,152)
2011	Allowance for doubtful accounts	$(9,913)	(1,763)	(729)	846	$(11,559)
______________________________

(1)	Allowance for acquired businesses.

(2)	Uncollectible accounts written off, net of recoveries.

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

Note 6. Other Accrued Liabilities
As of June 30, 2013 and 2012, other accrued liabilities were comprised of the following:

	2013	2012
Contract costs	$17,556	$18,258
Legal accruals	4,850	5,103
Lease obligations	2,956	2,547
Other	6,375	4,407
	$31,737	$30,315

Note 7. Deferred Revenue
Deferred revenue represents amounts billed or collected in accordance with contractual terms in advance of when the work is performed. These advance payments primarily relate to the Company's Exit Strategy program. The current portion of deferred revenue represents the balance the Company estimates will be earned as revenue during the next fiscal year.

Note 8. Acquisitions
Fiscal Year 2013 Acquisitions

On January 18, 2013, the Company acquired the assets of the GE Air Emissions Testing ("GE-Air") business. The initial purchase price consisted of $3,150 in cash subject to final working capital adjustments. Goodwill of $848, all of which is expected to be tax deductible, and other intangible assets of $1,849 were recorded as a result of this acquisition. The estimated fair values

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 8. Acquisitions (Continued)

of assets and liabilities of the GE-Air acquisition have been recorded in the Environmental operating segment and are included in the balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

On December 31, 2012, the Company acquired all of the outstanding stock of Heschong Mahone Group, Inc. (“HMG”), headquartered in Sacramento, California. HMG provides professional consulting services in the field of energy efficiency. The initial purchase price, subject to final working capital adjustments, consists of: (i) $3,500 in cash, (ii) a one year $1,500 subordinated promissory note with an interest rate of 3.0% per annum, and (iii) 88 shares of the Company's common stock valued at $515 on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $475 based on the projections and probabilities of reaching the performance goals through December 2013. Goodwill of $2,711 and other intangible assets of $2,618 were recorded as a result of this acquisition. HMG was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore the amortization of goodwill and intangible assets is expected to be deductible for tax purposes. The estimated fair values of assets and liabilities of the HMG acquisition have been recorded in the Energy operating segment and are included in the balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

Fiscal Year 2012 Acquisition

On September 3, 2011, the Company acquired 100% of the stock of privately-held The Payne Firm, Inc. ("Payne") through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne has been integrated into the Company's business processes and systems as a part of the Company's Environmental operating segment. The purchase price of approximately $4,778 consisted of cash of $3,500 payable at closing, 61 shares of the Company's common stock valued at $266 on the closing date, future earnout consideration with an estimated fair value of $855, and a net working capital adjustment of $157. Goodwill of $3,889 and other intangible assets of $803 were recorded as a result of this acquisition. The goodwill is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

Fiscal Year 2011 Acquisitions
On June 6, 2011, the Company acquired the Environmental Business Unit of RMT, Inc. ("RMT-EBU"), a subsidiary of Alliant Energy, headquartered in Madison, Wisconsin. RMT-EBU specializes in consulting, development, remedial engineering and construction; environmental, health and safety management; air pollution control; and solid waste management. RMT-EBU consisted of approximately 200 consultants and ten primary locations. RMT-EBU was integrated into the Company's business processes and systems as a part of the Company's Environmental operating segment. The purchase price of approximately $13,894 consisted of cash of $13,250 paid at closing and a working capital adjustment of $643. Goodwill of $4,173, all of which is expected to be tax deductible, and other intangible assets of $3,800 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of RMT-EBU. RMT-EBU contributed $2,180 of gross revenue, $1,537 of net service revenue and a net loss of $41 to the Company for the period from June 6, 2011 through June 30, 2011.
On February 25, 2011, the Company acquired 100% of the stock of privately-held Alexander Utility Engineering, Inc. ("AUE") through a combination of cash, stock and subordinated debt. Headquartered in San Antonio, Texas, AUE is a professional engineering and design firm that specializes in providing a range of services to the electric utility marketplaces. AUE is integrated into the Company's business processes and systems as a part of the Company's Energy operating segment. The purchase price of approximately $2,293 consisted of cash of $700 payable at closing, a $900 subordinated note, 80 shares of the Company's common stock valued at $331 on the closing date, and future earnout consideration with an estimated fair value of $362. Goodwill of $1,843, none of which is expected to be tax deductible, and other intangible assets of $549 were recorded as a result of this acquisition.

TRC COMPANIES, INC.
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
The unaudited proforma financial information summarized in the following table gives effect to the RMT-EBU and AUE acquisitions and assumes they occurred on July 1, 2010:

For the year ended
June 30, 2011

Gross revenue	$372,263
Net service revenue	274,764
Net loss applicable to TRC Companies, Inc.'s common shareholders	(15,044)

The unaudited proforma financial information does not assume any impacts from revenue, cost or other operating synergies that are expected as a result of the acquisitions. Proforma adjustments have been made to reflect amortization of the identifiable intangible assets for the related periods. Identifiable intangible assets are being amortized on a basis approximating the economic value derived from those assets. The unaudited proforma financial information above does not purport to present what actual results would have been had the acquisitions in fact occurred on July 1, 2010, nor does the information project results for any future period.

TRC COMPANIES, INC.
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
		$16,186
During fiscal years 2013, 2012 and 2011, the Company made additional purchase price cash payments of $154 , $883 and $77, respectively, related to acquisitions completed in the current and prior years. The additional purchase price payments were earned as a result of the final determination of working capital adjustments and the acquired entities achieving financial objectives pursuant to contingent consideration arrangements.
Note 9. Goodwill and Other Intangible Assets
The Company performed its most recent annual goodwill impairment review as of April 26, 2013, and noted the fair value of each of the Company's reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required. As of June 30, 2013, the Company had $28,797 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2013 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
In performing the fiscal year 2013 and 2012 goodwill assessments, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

value. The weighting of the valuation methods used by the Company in both fiscal 2013 and 2012 was 50% discounted cash flows, 40% guideline company approach and 10% guideline transaction approach.
The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Energy operating segment reporting unit is the level of investment electric utilities will make to upgrade the electric transmission grid over the next several years. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Environmental operating segment reporting units is the projected increase in capital spending on oil and gas pipelines, energy exploration and distribution projects, new electric generation sources, and increased environmental management strategies.
Virtually all of the assumptions used in the Company's models are susceptible to change due to national and regional economic conditions as well as competitive factors in the industry in which the Company operates. The forecasted cash flows the Company uses are derived from the annual long-range planning process that it performs and presents to its Board of Directors. In this process, each reporting unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted-average cost of capital and are then adjusted for "plan risk" (the risk that a business will fail to achieve its forecasted results). Finally, a growth factor beyond the three year period for which cash flows are planned is selected based on expectations of future economic conditions. While the Company believes the estimates and assumptions it uses are reasonable, various economic factors could cause the results of its goodwill testing to vary significantly.
The changes in the carrying amount of goodwill for fiscal year 2013 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,		June 30,	Impairment	June 30,
Operating Segment	2012	Losses	2012	Additions	2013	Losses	2013
Energy	$21,893	$(14,506)	$7,387	$3,061	$24,954	$(14,506)	$10,448
Environmental	35,366	(17,865)	17,501	848	36,214	(17,865)	18,349
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$64,483	$(39,595)	$24,888	$3,909	$68,392	$(39,595)	$28,797
The changes in the carrying amount of goodwill for fiscal year 2012 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,		June 30,	Impairment	June 30,
Operating Segment	2011	Losses	2011	Additions	2012	Losses	2012
Energy	$21,893	$(14,506)	$7,387	$—	$21,893	$(14,506)	$7,387
Environmental	31,364	(17,865)	13,499	4,002	35,366	(17,865)	17,501
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$60,481	$(39,595)	$20,886	$4,002	$64,483	$(39,595)	$24,888

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

Identifiable intangible assets as of June 30, 2013 and 2012 are included in other assets on the consolidated balance sheets and were comprised of:

	June 30, 2013			June 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$9,349	$(1,711)	$7,638	$5,137	$(562)	$4,575
Contract backlog	259	(194)	65	11	(7)	4
	9,608	(1,905)	7,703	5,148	(569)	4,579

With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$10,034	$(1,905)	$8,129	$5,574	$(569)	$5,005
Identifiable intangible assets with determinable lives are amortized over the weighted-average period of approximately seven years. The weighted-average periods of amortization by intangible asset class is approximately seven years for customer relationships and eight months for contract backlog. The amortization of intangible assets for fiscal years 2013, 2012 and 2011 were $1,594, $690 and $155, respectively.
Estimated amortization expense of intangible assets for future periods is as follows:

Fiscal Year	Amount
2014	$2,164
2015	1,938
2016	1,489
2017	1,119
2018	753
2019 and thereafter	240
Total	$7,703
On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The fair value for intangible assets is based on discounted cash flows. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during fiscal year 2013, and therefore intangible assets were not assessed for impairment.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 10. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2013 and 2012 were comprised of the following:

	2013	2012
Revolving credit facility	$—	$—
Subordinated debt:
CAH note payable	2,448	2,448
HMG note payable	1,500	—
AUE note payable	—	450
Other notes payable	1,031	1,906
Lease financing obligations	334	371
Capital lease obligations	1,357	729
	6,670	5,904
Less current portion	(5,313)	(1,582)
Long-term debt and capital lease obligations	$1,357	$4,322

Revolving Credit Facility

Previously, the Company and substantially all of its subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Wells Fargo Capital Finance ("Wells Fargo"). The Credit Agreement, as amended, provided the Borrower with a senior revolving credit facility of up to $65,000 (which included an uncommitted $15,000 syndication reserve) based upon a borrowing base formula on accounts receivable. The expiration date of the Credit Agreement was July 17, 2014. Any amounts outstanding under the Credit Agreement bore interest at the prime rate plus a margin of 2.00% to 2.75%, or at LIBOR plus a margin of 3.00% to 3.50%, based on Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. The Company's obligations under the Credit Agreement were secured by a pledge of substantially all of its assets and guaranteed by substantially all of its subsidiaries that were not borrowers. The Credit Agreement also contained cross-default provisions which would have become effective if the Company defaulted on other indebtedness.
Under the Credit Agreement, the Company was required to maintain average monthly backlog of $190,000 and, depending on available borrowing capacity, maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. The fixed charge coverage ratio covenant was applicable only if available borrowing capacity under the facility plus qualified cash, measured on a trailing 30 day average basis, was less than $20,000, or at any point during the most recent fiscal quarter, was less than $15,000. The Credit Agreement also required the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $12,500 for each twelve month period ending each fiscal quarter. The Credit Agreement limited maximum annual capital expenditures to $8,500 for fiscal year 2013. The Company was able to issue up to $15,000 in letters of credit under the Credit Agreement.
On April 16, 2013, the Credit Agreement was terminated by the Company in connection with entering into a new credit agreement (the "New Credit Agreement") with RBS Citizens, N.A. as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The New Credit Agreement provides the Company with a $75,000 five-year secured revolving credit facility with a sublimit of $15,000 available for the issuance of letters of credit. Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to $95,000.
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

TRC COMPANIES, INC.
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
As of June 30, 2013, the Company had no borrowings outstanding pursuant to the New Credit Agreement. Letters of credit outstanding were $3,870 as of June 30, 2013. Based upon the leverage covenant, the maximum availability under the New Credit Agreement was $58,478 as of June 30, 2013. Funds available to borrow under the New Credit Agreement, after consideration of the letters of credit outstanding and indebtedness outstanding of $5,223, was $49,385 as of June 30, 2013.
CAH Note Payable
In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan is secured by the CAH property and is non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and are currently funding the remediation of, the property. CAH has entered into several modifications of the loan agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013 (see Note 11). As of June 30, 2013, the balance outstanding under this loan was $2,448.
HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., the Company entered into a one-year subordinated promissory note with the sellers pursuant to which the Company agreed to pay $1,500. The note bears interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note is due and payable on December 31, 2013. As of June 30, 2013, the balance outstanding under this loan was $1,500.
AUE Note Payable
In February 2011, in connection with the purchase of Alexander Utility Engineering, Inc., the Company entered into a two year subordinated promissory note with the seller pursuant to which the Company agreed to pay $900. The note bore interest at a fixed rate of 3.25% per annum. The principal amount outstanding under this note was due and payable in two equal installments of $450 on each of the first and second anniversaries of the note. The Company repaid this loan in full on February 25, 2013.
Other Notes Payable
In March 2012, the Company financed $2,195, of which $161 is being accounted for as a capital lease obligation, for a three year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of June 30, 2013, the balance outstanding under this agreement was $1,031.
In July 2012, the Company financed $4,259 of insurance premiums payable in eleven equal monthly installments of approximately $391 each, including a finance charge of 1.99%. As of June 30, 2013, the balance has been repaid.
Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the consolidated statements of operations. The cost of assets under capital leases was $1,916, and accumulated amortization was $441 at June 30, 2013. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit rate of the respective lease.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 10. Long-Term Debt and Capital Lease Obligations (Continued)

Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments as of June 30, 2013 were as follows:

Fiscal Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2014	$4,631	$114	$568	$5,313
2015	348	115	593	1,056
2016	—	50	196	246
2017	—	17	—	17
2018	—	18	—	18
Thereafter	—	20	—	20
	$4,979	$334	$1,357	$6,670

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
The following table sets forth the assets and liabilities of CAH included in the consolidated balance sheets of the Company:

	June 30, 2013	June 30, 2012
Current assets:
Cash and cash equivalents	$40	$34
Restricted investments	63	63
Total current assets	103	97
Other assets	4,344	4,344
Total assets	$4,447	$4,441
Current liabilities:
Current portion of long-term debt	$2,448	$—
Environmental remediation liabilities	—	20
Other accrued liabilities	13	13
Total current liabilities	2,461	33
Long-term debt, net of current portion	—	2,448
Long-term environmental remediation liabilities	1	27
Total liabilities	$2,462	$2,508

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 11. Variable Interest Entity (Continued)

The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of fiscal year 2013, the Company has provided approximately $1,458 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 10). Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the consolidated balance sheets) will be sufficient to repay the debt and any remaining unfunded liabilities, however, to the extent a sale does not occur prior to maturity of the liabilities or the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH's obligations as they become due.

Note 12. Federal and State Income Taxes
The federal and state income tax benefit (provision) for fiscal years 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
Current:
Federal	$(181)	$3,990	$(644)
State	(991)	(1,031)	(634)
Foreign	(1)	(26)	(67)
Total current	(1,173)	2,933	(1,345)

Deferred:
Federal	15,800	879	208
State	3,358	118	10
Foreign	1	—	—
Total deferred	19,159	997	218
Total benefit (provision)	$17,986	$3,930	$(1,127)

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 12. Federal and State Income Taxes (Continued)

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30, 2013 and 2012:

	2013	2012
Current deferred income tax assets and (liabilities):
Allowance for doubtful accounts	$4,306	$4,225
Vacation pay accrual	3,367	2,913
Bonus accrual	3,635	4,385
Contract loss reserves	1,082	1,188
Other accruals	2,234	2,101
Total deferred income tax assets	14,624	14,812

Unearned revenue	(2,032)	(1,421)
Other liabilities	(74)	(107)
Total deferred income tax liabilities	(2,106)	(1,528)

Valuation allowance	—	(12,772)
Net current deferred income tax assets	12,518	512

Long-term deferred income tax assets and (liabilities):
Loss carryforwards	613	4,697
Goodwill and intangible asset amortization	2,193	3,480
Legal reserve	458	657
Stock-based compensation expense	3,470	4,277
Other long-term assets	2,328	1,804
Total long-term deferred income tax assets	9,062	14,915

Depreciation	(1,708)	(1,767)
Revenue recognition on long-term contracts	(606)	(574)
Other long-term liabilities	(147)	(212)
Net long-term deferred income tax liabilities	(2,461)	(2,553)

Valuation allowance	—	(12,874)
Net long-term deferred income tax assets (liabilities)	6,601	(512)

Net deferred income tax assets	$19,119	$—
During the fourth quarter of fiscal year 2013, the Company determined that it is more likely than not that its deferred tax assets will be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, the Company's recent results of operations, and expected future taxable income sufficient to realize its deferred tax assets. Accordingly, a deferred tax valuation allowance release of $25,646 was recorded as a deferred income tax benefit during the year, reducing the valuation allowance to zero. The Company's conclusion that it is more likely than not that such deferred tax assets will be realized is influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, it is inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and a charge to increase the valuation allowance may be recorded.
During the year ended June 30, 2012, the Company reduced $997 of its valuation allowance due to the acquisition of The Payne Firm, Inc. Pursuant to ASC 805, the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition is recorded in the acquiring company's financial statements outside of acquisition accounting.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 12. Federal and State Income Taxes (Continued)

As of June 30, 2013, prior to the consideration of the Company's uncertain tax positions, the Company had approximately $7,689 and $25,771 of federal and state loss carryforwards, respectively, expiring at various dates through fiscal year 2032. As of June 30, 2012, prior to the consideration of the Company's uncertain tax positions, the Company had approximately $14,319 and $27,749 of federal and state loss carryforwards, respectively, expiring at various dates through fiscal year 2031.
The Company has a tax benefit of approximately $5,770 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, the benefit is recorded as an addition to additional paid in capital when the benefit is realized through the reduction of taxes payable. In fiscal year 2013, a benefit of $203 has been recorded to additional paid in capital as it reduced income taxes payable in the current year.
A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.6	7.1	(6.0)
Foreign income taxes	0.2	—	—
Valuation allowance	(140.2)	(46.7)	(33.3)
Recognition of uncertain tax positions	0.7	(11.1)	—
Interest on potential tax liabilities	—	—	(8.7)
Federal income tax refund	—	—	0.9
Expiration of capital loss	—	3.1	—
Other, net	(0.6)	(0.7)	(1.6)
Effective income tax rate	(98.3)%	(13.3)%	(13.7)%
The following represents a summary of the Company's uncertain tax positions:

	2013	2012	2011
Unrecognized tax benefits, beginning of year	$740	$10,822	$13,377
Decreases for tax positions related to prior years	—	(9,566)	—
Decreases for tax positions taken during the year	—	—	(2,481)
Increases for tax positions taken during the year	391	68	—
Reductions due to settlement with Revenue Agencies	—	—	(74)
Reduction due to statute of limitation expirations	—	(584)	—
Unrecognized tax benefits, end of year	$1,131	$740	$10,822
ASC Topic 740, Income Taxes, requires a company to show the liability associated with the unrecognized tax benefit on a gross basis. As such, the ending balance of the unrecognized tax benefits will not agree to the liability recorded on the consolidated balance sheets.
As of June 30, 2013, the total amount of gross unrecognized tax benefits was $1,131, of which $421 if recognized, would impact the Company's effective tax rate. As of June 30, 2012, the total amount of gross unrecognized tax benefits was $740, of which $42 if recognized, would impact the Company's effective tax rate.
The Company does not expect significant changes in the unrecognized tax benefit balance in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The total amount of interest and penalties recognized in the consolidated statements of operations was an expense of $16 and a benefit of

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 12. Federal and State Income Taxes (Continued)

$265 for fiscal years 2013 and 2012, respectively. As of June 30, 2013 and 2012, the total accrued interest and penalties recognized on the consolidated balance sheets are $83 and $68, respectively.
The Company is subject to U.S. Federal Income Tax as well as income tax of certain state and foreign jurisdictions. The periods from June 30, 2009 to June 30, 2013 remain open to examination by the U.S. Internal Revenue Service and state authorities. In addition, for state purposes, the tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.
The Company is currently under IRS examination for fiscal year 2011.  We do not expect the results of the examination will have a material effect to the consolidated statements of operations.
As of June 30, 2012, the Company reached a settlement agreement with the U.S. Internal Revenue Service for the fiscal years 2003 through 2008 which was approved and accepted by the Joint Committee during the second quarter of fiscal year 2012. The Company received a refund of approximately $111 in taxes and interest.
In the third quarter of fiscal year 2013, the state of Illinois concluded an income tax audit through tax years ending June 30, 2006 through June 20, 2010. No adjustments were proposed.
 The Company is currently under New York State income tax audit for the tax years ending June 30, 2009 through June 30, 2011. It is reasonably possible that the Company will resolve the New York State audit within the next twelve month period. Such resolution is not anticipated to have a significant impact on the results of operations. There are no other state income tax audits in progress.
Note 13. Lease Commitments
The Company had commitments as of June 30, 2013 under non-cancelable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with ASC Subtopic 840-20, Operating Leases. Such rental expense in excess of the cash paid is recognized as deferred rent as of June 30, 2013. Rental expense, net of sublease income, charged to operations in fiscal years 2013, 2012 and 2011 was approximately $13,245, $12,770 and $10,293, respectively.
Minimum operating lease obligations payable in future fiscal years are as follows:

2014	$12,286
2015	10,959
2016	10,114
2017	8,390
2018	6,186
2019 and thereafter	15,027
$62,962

Note 14. Equity
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

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
The Restated Plan:  Pursuant to amendments approved by the Company's shareholders on July 20, 2009, shares available or that become available for grant under the Restated Plan are available for grant under the 2007 Plan, and no new grants will be made under the Restated Plan. As such, there were no shares available for grants under the Restated Plan as of June 30, 2013.
The 2007 Plan:  The 2007 Plan was originally approved by the Company's shareholders in May 2007 and amended and restated as of July 20, 2009 and further amended as of December 4, 2012. As of June 30, 2013, the Company had reserved a total of 5,000 shares of common stock for issuance under the 2007 Plan. In addition, any shares subject to outstanding awards that expire unexercised or any shares that are forfeited under the Restated Plan (for tax withholding or otherwise) will be available for reissuance under the 2007 Plan, which amount was 1,987 in total through fiscal year 2013. The Company may generally grant six types of awards under the 2007 Plan: restricted stock awards and restricted stock units, stock options (including both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code and non-qualified options), phantom stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the Compensation Committee of the Board of Directors may, in its discretion, make other awards. The 2007 Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 600. Stock options granted under the 2007 Plan generally vest ratably over four years and expire seven years from the date of grant. As of June 30, 2013, 2,198 shares remained available for grants under the 2007 Plan.
Stock-Based Compensation
The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During fiscal years 2013, 2012 and 2011, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the consolidated statements of operations as follows:

	2013	2012	2011
Cost of services	$1,623	$1,556	$1,061
General and administrative expenses	2,209	4,994	1,472
Total stock-based compensation expense	$3,832	$6,550	$2,533

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Stock Options
A summary of stock option activity for fiscal years ended 2013, 2012 and 2011 under the Plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options as of June 30, 2010 (1,231 exercisable)	1,484	$11.88
Options granted	11	3.65
Options forfeited	(419)	13.39
Options expired	(153)	12.80
Outstanding options as of June 30, 2011 (805 exercisable)	923	10.94
Options granted	6	5.33
Options exercised	(1)	2.93
Options forfeited	(1)	1.41
Options expired	(140)	19.37
Outstanding options as of June 30, 2012 (751 exercisable)	787	9.41
Options exercised	(38)	4.28
Options forfeited	(3)	3.49
Options expired	(39)	9.82
Outstanding options as of June 30, 2013	707	$9.69	2.0	$389
Options exercisable as of June 30, 2013	695	$9.77	2.0	$359
Options vested and expected to vest as of June 30, 2013	706	$9.69	2.0	$388
Options available for future grants	2,198
The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of June 30, 2013 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $7.00 as of June 30, 2013. The total intrinsic value of options exercised in fiscal year 2013 and 2012 were $129 and $2, respectively. The total proceeds received from option exercises was $161 and $2 in fiscal years 2013 and 2012, respectively. A tax benefit of $4 was realized by the Company from options exercised in fiscal year 2013. There were no options exercised during fiscal year 2011.
As of June 30, 2013, there was $23 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.2 years.
In July 2009 the Company's shareholders approved amendments to the 2007 Plan to permit option repricings, exchanges and similar programs. Directors and Executive Officers do not participate in such programs. On September 23, 2010 the Company commenced an option exchange program under which stock options with exercise prices in excess of $7.25 per share and expiration dates after June 30, 2011 were eligible for exchange into RSU's with a four year vesting schedule based on the Black-Scholes value of the exchanged stock options. Where a participant received less than five hundred RSU's they were entitled to a cash payment equal to the greater of the number of RSU's times $2.82 or one hundred dollars. On November 1, 2010, 415 stock options were forfeited and exchanged for 97 RSU's and an aggregate of $10 in cash.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

The following table summarizes additional information about stock options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable			Options Vested and Expected to Vest
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
$ 1.92 - $ 2.97	28	$2.50	3.1	27	$2.49	3.1	28	$2.50	3.1
2.98 - 5.09	59	3.80	3.0	51	3.80	2.6	58	3.80	3.0
5.97 - 9.01	158	7.35	2.5	155	7.37	2.4	158	7.35	2.5
9.34 - 16.03	442	11.36	1.8	442	11.36	1.8	442	11.36	1.8
17.84 - 18.62	20	18.44	0.6	20	18.44	0.6	20	18.44	0.6
$ 1.92 - $18.62	707	$9.69	2.0	695	$9.77	2.0	706	$9.69	2.0
Restricted Stock Awards
Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.
A summary of non-vested RSA activity for fiscal years 2013, 2012 and 2011 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested awards as of June 30, 2010	607	$3.67
Awards granted	5	3.59
Awards vested	(212)	4.00
Awards forfeited	(1)	11.47
Non-vested awards as of June 30, 2011	399	3.47
Awards granted	11	3.60
Awards vested	(213)	3.96
Awards forfeited	(4)	3.41
Non-vested awards as of June 30, 2012	193	2.94
Awards granted	8	7.06
Awards vested	(183)	2.91
Awards forfeited	(2)	2.90
Non-vested awards as of June 30, 2013	16	$5.21
RSA grants totaled 8, 11 and 5 shares at a weighted-average grant date fair value of $53, $38 and $18 during fiscal years 2013, 2012 and 2011, respectively. The total fair value of RSA's vested during fiscal years 2013, 2012 and 2011 was $1,322, $958 and $617, respectively. A tax benefit of $50 was realized by the Company from RSA vestings in fiscal year 2013.
As of June 30, 2013, there was $67 of total unrecognized compensation expense related to unvested RSA's and this expense is expected to be recognized over a weighted-average period of 2.9 years.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Restricted Stock Units
Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.
A summary of non-vested RSU activity for fiscal years 2013, 2012 and 2011 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units as of June 30, 2010	617	$3.51
Units granted	799	2.69
Units vested	(253)	3.29
Units forfeited	(1)	1.98
Non-vested units as of June 30, 2011	1,162	3.00
Units granted	683	4.91
Units vested	(414)	3.17
Units forfeited	(7)	3.31
Non-vested units as of June 30, 2012	1,424	3.87
Units granted	412	6.98
Units vested	(512)	3.76
Units forfeited	(18)	5.03
Non-vested units as of June 30, 2013	1,306	$4.87
RSU grants totaled 412, 683, and 799 shares at a weighted-average grant date fair value of $2,876, $3,358 and $2,153 during fiscal years 2013, 2012 and 2011, respectively. The total fair value of RSU's vesting during fiscal years 2013, 2012 and 2011, was $3,521, $1,569 and $824, respectively. A tax benefit of $92 was realized by the Company from RSU vestings in fiscal year 2013.
As of June 30, 2013, there was $4,439 of total unrecognized compensation expense related to unvested RSU's and this expense is expected to be recognized over a weighted-average period of 2.4 years.
Effective July 1, 2011, the Company entered into a Third Amended and Restated Employment Agreement (the "Employment Agreement") with Christopher P. Vincze, pursuant to which Mr. Vincze will remain in his current position as Chairman of the Board of Directors and Chief Executive Officer of the Company. In connection with the Employment Agreement, 300 RSU's were granted on July 1, 2011 (the "2012 Award") and 300 RSU's were granted on July 1, 2012 (the "2013 Award"), all of which were deemed effective July 1, 2011 for compensation expense recognition. Forty percent of the shares of common stock subject to the RSU's contain time-based vesting restrictions and the remaining sixty percent are subject to performance-based vesting restrictions. The time-based vesting component of the 2012 Award will vest in equal one-fourth increments on July 1 of 2012, 2013, 2014, and 2015; and the time-based vesting component of the 2013 Award will vest in equal one-third increments on July 1 of 2013, 2014, and 2015. The performance-based vesting components of both RSU's vest in their entirety based on earnings per share ("EPS") for the Company's fiscal year ending June 30, 2014 (or an earlier trailing four-quarter period) (the "FY 2014 Target"). If the FY 2014 Target was not achieved prior to July 1, 2014, the performance vesting components would vest in their entirety (if at all) based on EPS in a trailing four-quarter period ending on or before July 1, 2015. The Compensation Committee of the Company's Board of Directors determined that as of June 30, 2012 the performance condition of the 2012 and 2013 Awards had been achieved based on fiscal year 2012 financial performance, and therefore the performance vesting components of the 2012 Award and the 2013 Award vested on June 30, 2012 and July 1, 2012, respectively. Compensation expense of $2,347 was recorded relating to these awards during fiscal year 2012.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

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
The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. As of June 30, 2013, the performance condition of the PSU's granted during fiscal year 2013, as determined by the Compensation Committee of the Company's Board of Directors, had been achieved at 65% of value. Compensation expense relating to PSU's of $1,159 was recorded during fiscal year 2013.
PSU grants totaled 399, 734 and 551 shares with a weighted-average grant date fair value of $2,963, $3,785 and $1,587 during fiscal years 2013, 2012 and 2011, respectively. The total fair value of PSU's vested during fiscal year 2013 was $2,693. A tax benefit of $57 was realized by the Company from PSU vestings in fiscal year 2013. No PSU's vested during fiscal years 2012 and 2011.
As of June 30, 2013, there was $2,757 of total unrecognized compensation expense related to non-vested PSU's and this expense is expected to be recognized over a weighted-average period of 1.7 years.
A summary of non-vested PSU activity for fiscal years 2013, 2012 and 2011 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2010	—	—	—	$—
Units granted	551	—	551	$2.88
Non-vested units as of June 30, 2011	551	—	551	$2.88
Units granted	734	—	734	$5.15
Units vested	(427)	—	(427)	$4.62
Units forfeited	(5)	—	(5)	$3.48
Non-vested units as of June 30, 2012	853	—	853	$3.96
Units granted	399	32	431	$7.43
Units vested	(382)	(32)	(414)	$4.70
Units forfeited	(17)	—	(17)	$5.94
Non-vested units as of June 30, 2013	853	—	853	$5.18

(1)	Represents the adjusted number of PSU's issued based on the final performance condition achieved at the end of the performance period.
Directors' Deferred Compensation
In fiscal year 2013 each non-employee director of the Company received an annual retainer of $45 payable at each director's election in cash or common stock subject to deferral under the Directors' Deferred Compensation Plan. The Company issued approximately 5, 8 and 11 shares of common stock in fiscal years 2013, 2012 and 2011, respectively, to its non-employee directors under the Directors' Deferred Compensation Plan. The Company recognized approximately $34, $40, and $37 in expense based on the fair value of the shares issued in fiscal years 2013, 2012 and 2011, respectively.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 15. Operating Segments
The Company manages its business under the following three operating segments:
Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government entities. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.

Environmental: The Environmental operating segment provides services to a wide range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings and facilities; air quality measurements and modeling of potential air pollution impacts; water quality and water resource management; assessment and remediation of contaminated sites and buildings; hazardous waste management; construction monitoring, inspection and management; environmental, health and safety management and sustainability advisory services; compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.

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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Operating Segments (Continued)

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total
Year ended June 30, 2013:
Gross revenue	$138,189	$240,820	$59,940	$438,949
Net service revenue	109,815	163,217	44,218	317,250
Segment profit	23,261	30,836	8,663	62,760
Depreciation and amortization	1,868	2,397	445	4,710

Year ended June 30, 2012:
Gross revenue	$125,219	$235,089	$56,712	$417,020
Net service revenue	96,018	159,016	43,528	298,562
Segment profit	23,517	31,955	7,738	63,210
Depreciation and amortization	1,171	1,996	479	3,646

Year ended June 30, 2011:
Gross revenue	$87,372	$187,412	$56,050	$330,834
Net service revenue	71,625	129,396	42,278	243,299
Segment profit	15,744	24,764	5,823	46,331
Depreciation and amortization	993	1,708	566	3,267

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Operating Segments (Continued)

	Years Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Gross revenue
Gross revenue from reportable operating segments	$438,949	$417,020	$330,834
Reconciling items(1)	2,568	2,939	2,375
Total consolidated gross revenue	$441,517	$419,959	$333,209

Net service revenue
Net service revenue from reportable operating segments	$317,250	$298,562	$243,299
Reconciling items(1)	3,153	3,218	2,612
Total consolidated net service revenue	$320,403	$301,780	$245,911

Income (loss) from operations before taxes and equity in earnings
Segment profit from reportable operating segments	$62,760	$63,210	$46,331
Corporate shared services(2)	(38,174)	(35,903)	(32,630)
Arena Towers litigation reversal (expense)	—	11,061	(17,278)
Stock-based compensation expense	(3,832)	(6,550)	(2,533)
Unallocated depreciation and amortization	(2,193)	(1,862)	(1,462)
Interest expense	(337)	(668)	(761)
Total consolidated income (loss) from operations before taxes and equity in earnings	$18,224	$29,288	$(8,333)

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$4,710	$3,646	$3,267
Unallocated depreciation and amortization	2,193	1,862	1,462
Total consolidated depreciation and amortization	$6,903	$5,508	$4,729
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

Note 16. Commitments and Contingencies
Exit Strategy Contracts
The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 16. Commitments and Contingencies (Continued)

incur material losses in excess of applicable insurance. However, because three projects are near the term or financial limits of the insurance and one project may require a material change to the remedy proposed by the Company, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's consolidated financial statements. With respect to these four projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) wastewater treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $32,000, of which $10,000 would be covered by insurance.
With respect to one of the projects noted above, the regulatory agency charged with oversight of the project issued a proposed remedial plan that is more expensive than the remedy proposed by the Company.  The agency has not yet issued a decision adopting a final remedial approach and a cost allocation among the potentially responsible parties has not been finalized. The Company's share of the potential remedial costs ranges from $0 to $18,000. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it would not ultimately be responsible for any material remedial costs even if the more costly remedy is selected. Nevertheless, due to uncertainty over the ultimate remedy selection and cost allocation process, it is reasonably possible that the Company's recorded estimate could change. The Company adjusts recorded liabilities as further information develops or circumstances change. Due to the fact that a remedy has not yet been selected, the Company is unable to accurately project the time period over which these amounts would ultimately be paid out, however the Company estimates that any potential payments could be made over a 2 to 5 year period.
Certain Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' statutory environmental remediation liability at the sites. The Company's expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue in the consolidated balance sheets) are funded by the contract price and insured by the environmental remediation cost cap policy (current and long-term restricted investments in the consolidated balance sheets). As of the end of fiscal year 2013, the remediation for five projects has been completed. Additionally, remediation has been substantially completed at three other sites subject to the performance of routine maintenance and monitoring at those sites.
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
Government Contracts
The Company's indirect cost rates applied to contracts with the U.S. Government and various state agencies are subject to examination and renegotiation. Contracts and other records of the Company with respect to federal contracts have been examined through June 30, 2008. The Company believes that adjustments resulting from such examination or renegotiation proceedings, if any, will not likely have a material impact on the Company's business, operating results, financial position and cash flows.
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 16. Commitments and Contingencies (Continued)

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
The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of June 30, 2013 and June 30, 2012, the Company had recorded accrued liabilities of $3,612 and $4,572, respectively. The Company also has insurance recovery receivables related to the aforementioned litigation-related liabilities of $2,425 and $2,840 as of June 30, 2013 and June 30, 2012, respectively.
The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $3,000, of which $1,500 would be covered by insurance.
The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
Note 17. Quarterly Financial Information (Unaudited)
Management believes the following unaudited quarterly financial information for fiscal years 2013 and 2012, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$108,286	$104,470	$109,806	$118,955
Net service revenue	75,216	75,254	83,044	86,889
Operating income	4,606	4,399	3,392	6,164
Income from operations before taxes and equity in earnings	4,494	4,319	3,314	6,097
Income from operations before equity in earnings (1)	4,260	4,104	3,083	24,763
Net income	4,260	4,104	3,083	24,763
Net income applicable to TRC Companies, Inc.	4,272	4,123	3,101	24,779
Net income applicable to TRC Companies, Inc.'s common shareholders	4,272	4,123	3,101	24,779
Basic earnings per common share	$0.15	$0.14	$0.11	$0.85
Diluted earnings per common share	$0.15	$0.14	$0.10	$0.83

(1)	The fourth quarter results include a tax benefit of $25,646 related to the release of the valuation allowance, net of income tax expense of $7,660 related to the fiscal year 2013 income tax provision.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 17. Quarterly Financial Information (Continued)

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
_________________________________

(1)
A case titled The Arena Group v. TRC Environmental Corporation and TRC Companies, Inc., was filed in September 2007 and involved a former landlord seeking damages for alleged breach of a lease for certain office space in Houston, Texas that the subsidiary had vacated. The jury in that case returned an adverse verdict against the Company and its subsidiary TRC Environmental Corporation that was significantly in excess of our previously established litigation reserve. Therefore, in the fourth quarter of fiscal year 2011, the Company increased its litigation reserve by $17,278. Subsequently, the Company filed a post-trial motion to disregard the late fee portion of the verdict, which was granted on October 5, 2011, resulting in an $11,224 partial reversal of the previously recorded expense in first quarter of fiscal year 2012. In addition $163 of expense was recorded in the second quarter of fiscal year 2012 resulting in a net benefit of $11,061 for fiscal year 2012. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 the Company paid $8,735 in full satisfaction of the judgment and interest. This adjustment was recorded on the Company's statement of operations under the caption Arena Towers Litigation (Reversal) Expense.

Note 18. Subsequent Events
Effective July 22, 2013, the Company acquired all of the outstanding stock of Utility Support Systems, Inc. (“USS”), headquartered in Douglasville, Georgia. USS provides professional engineering services primarily supporting the power/utility market. The initial purchase price of approximately $4,553 consisted of cash of $2,500 payable at closing, a second cash payment of $1,803 payable on the one-year anniversary of the closing date, and 34 shares of the Company's common stock valued at $250 (based on the average closing prices of the Company's common stock over the 30 trading-day period preceding the date of the transaction). In addition, the purchase agreement provides for contingent consideration of up to an additional $1,000 based on performance of the acquired firm over the twelve month period following closing as well as the collection of certain receivables. USS is being integrated into the Company's Energy operating segment. Due to the limited time since the closing of the USS acquisition, the related acquisition accounting is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction. The impact of this acquisition is not expected to be material to the Company's consolidated balance sheets and results of operations.

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
The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on their evaluation, the Company's management concluded that the Company maintained effective internal controls over financial reporting as of June 30, 2013.
Management's evaluation excluded the Heschong Mahone Group and GE-Air businesses, which were acquired in December 2012 and January 2013, respectively. At June 30, 2013, in aggregate, these businesses had $12.6 million of total assets. For the year ended June 30, 2013, the Company's consolidated statement of operations included total gross revenue associated with these businesses of $7.6 million and operating income of $0.7 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2013, which is included below in this Item 9A of this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the internal control over financial reporting of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Heschong Mahone Group and GE-Air Emissions, which were acquired on December 31, 2012 and January 18, 2013, respectively, and whose aggregate financial statements constitute $13.3 million of total assets, $7.6 million of gross revenues, and $0.7 million of operating income, of the consolidated financial statement amounts as of and for the year ended June 30, 2013. Accordingly, our audit did not include the internal control over financial reporting at Heschong Mahone Group and GE-Air Emissions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Company and our report dated September 12, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
September 12, 2013

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers
The following table presents the name and age of each of the Company's executive officers as of June 30, 2013, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze	51	Chairman of the Board, President and Chief Executive Officer (January 2006)
Thomas W. Bennet, Jr.	53	Senior Vice President and Chief Financial Officer (June 2008)
Martin H. Dodd	59	Senior Vice President, General Counsel and Secretary (February 1997)
Robert C. Petersen	70	Senior Vice President and Chief Operating Officer (August 2010)	Senior Vice President and Environmental and Infrastructure Sector Lead
James Mayer	61	Senior Vice President and Energy Sector Lead (November 2009)	Senior Vice President Power Delivery
David Zarider	59	Senior Vice President Business Development (November 2009)	Senior Vice President
Information required by this item will be contained under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Meetings and Committees" in the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be held December 3, 2013, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by this item will be contained under the captions "Compensation of Executive Officers" and "Director Compensation" in the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be held December 3, 2013, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained under the captions "Principal Shareholders", "Stock Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be held December 3, 2013, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be held December 3, 2013, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information required by this item will be contained under the caption "Appointment of Independent Auditors" in the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be held December 3, 2013, and such information is incorporated herein by reference.
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

10.14	Credit Agreement, dated as of April 16, 2013, by and among TRC Companies, Inc., certain of its subsidiaries and RBS Citizens, incorporated by reference to the Company's Form 10-Q filed on May 8, 2013.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
_________________________________

*    This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.
Dated:	September 12, 2013	By:	/s/ CHRISTOPHER P. VINCZE
Christopher P. Vincze Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 12, 2013
Christopher P. Vincze

/s/ FRIEDRICH K.M. BOHM	Director	September 12, 2013
Friedrich K.M. Bohm

/s/ JOHN A. CARRIG	Director	September 12, 2013
John A. Carrig

/s/ F. THOMAS CASEY	Director	September 12, 2013
F. Thomas Casey

/s/ STEPHEN M. DUFF	Director	September 12, 2013
Stephen M. Duff

/s/ RICHARD H. GROGAN	Director	September 12, 2013
Richard H. Grogan

/s/ ROBERT W. HARVEY	Director	September 12, 2013
Robert W. Harvey

/s/ DENNIS E. WELCH	Director	September 12, 2013
Dennis E. Welch

/s/ THOMAS W. BENNET, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 12, 2013
Thomas W. Bennet, Jr.

TRC Companies, Inc.
Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2013

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