Form 10-Q
period 2013-09-27
TRC COMPANIES INC /DE/
filed 2013-11-06
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On October 31, 2013 there were 29,641,094 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 27, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012
Gross revenue	$106,574	$108,286
Less subcontractor costs and other direct reimbursable charges	25,322	33,070
Net service revenue	81,252	75,216
Interest income from contractual arrangements	47	45
Insurance recoverables and other income	12,300	1,744
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	78,398	63,686
General and administrative expenses	8,771	7,175
Depreciation and amortization	2,176	1,538
Total operating costs and expenses	89,345	72,399
Operating income	4,254	4,606
Interest expense	(92)	(112)
Income from operations before taxes	4,162	4,494
Federal and state income tax provision	(1,702)	(234)
Net income	2,460	4,260
Net loss applicable to noncontrolling interest	27	12
Net income applicable to TRC Companies, Inc.	$2,487	$4,272

Basic earnings per common share	$0.08	$0.15
Diluted earnings per common share	$0.08	$0.15

Weighted-average common shares outstanding:
Basic	29,298	28,460
Diluted	30,027	29,439

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012
Net income	$2,460	$4,260
Other comprehensive income
Unrealized gain on available-for-sale securities	79	124
Tax expense on unrealized gain on available-for-sale securities	(31)	—
Reclassification for gain included in net income	(28)	(19)
Tax expense on realized gain on available-for-sale securities	11	—
Total other comprehensive income	31	105
Comprehensive income	2,491	4,365
Comprehensive loss attributable to noncontrolling interests	(27)	(12)
Comprehensive income attributable to TRC Companies, Inc.	$2,464	$4,353

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 27, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,988	$18,136
Accounts receivable, less allowance for doubtful accounts	112,721	109,320
Insurance recoverable - environmental remediation	37,747	26,305
Restricted investments	5,632	5,582
Deferred income tax assets	11,979	12,518
Income taxes refundable	3,980	1,444
Prepaid expenses and other current assets	16,205	12,045
Total current assets	210,252	185,350
Property and equipment	58,343	57,005
Less accumulated depreciation and amortization	(44,327)	(43,171)
Property and equipment, net	14,016	13,834
Goodwill	30,977	28,797
Investments in and advances to unconsolidated affiliates and construction joint ventures	109	113
Long-term deferred income tax assets	6,328	6,601
Long-term restricted investments	25,536	27,580
Long-term prepaid insurance	30,725	31,497
Other assets	15,226	13,992
Total assets	$333,169	$307,764
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8,325	$4,745
Current portion of capital lease obligations	524	568
Accounts payable	27,444	32,238
Accrued compensation and benefits	41,717	34,040
Deferred revenue	18,289	20,094
Environmental remediation liabilities	134	291
Other accrued liabilities	42,565	31,737
Total current liabilities	138,998	123,713
Non-current liabilities:
Long-term debt, net of current portion	366	568
Capital lease obligations, net of current portion	630	789
Income taxes payable and deferred income tax liabilities	531	310
Deferred revenue	74,014	68,514
Environmental remediation liabilities	6,479	6,973
Total liabilities	221,018	200,867
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 29,534,240 and 29,530,758 shares issued and outstanding, respectively, at September 27, 2013, and 29,053,301 and 29,049,819 shares issued and outstanding, respectively, at June 30, 2013	2,953	2,905
Additional paid-in capital	184,589	181,874
Accumulated deficit	(74,918)	(77,405)
Accumulated other comprehensive loss	(78)	(109)
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	112,513	107,232
Noncontrolling interest	(362)	(335)
Total equity	112,151	106,897
Total liabilities and equity	$333,169	$307,764
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net income	$2,460	$4,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	2,176	1,538
Stock-based compensation expense	1,155	909
Deferred income taxes	352	—
Other non-cash items	(465)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(2,062)	(8,469)
Insurance recoverable - environmental remediation	(11,442)	(652)
Income taxes	(2,630)	(603)
Restricted investments	1,347	1,099
Prepaid expenses and other current assets	(3,307)	(3,449)
Long-term prepaid insurance	772	704
Other assets	1,285	184
Accounts payable	(4,754)	(2,452)
Accrued compensation and benefits	5,522	5,082
Deferred revenue	2,545	(2,555)
Environmental remediation liabilities	(651)	(72)
Other accrued liabilities	8,772	713
Net cash provided by (used in) operating activities	1,075	(3,815)
Cash flows from investing activities:
Additions to property and equipment	(1,561)	(729)
Withdrawals from restricted investments	728	469
Acquisition of businesses, net of cash acquired	(2,388)	—
Proceeds from sale of fixed assets	50	4
Investments in and advances to unconsolidated affiliates	—	(13)
Net cash used in investing activities	(3,171)	(269)
Cash flows from financing activities:
Net repayments under revolving credit facility	—	—
Payments on long-term debt and other	(1,497)	(1,333)
Payments on capital lease obligations	(203)	(112)
Proceeds from long-term debt and other	4,904	4,259
Net working capital payments on acquisitions	(306)	—
Shares repurchased to settle tax withholding obligations	—	(597)
Excess tax benefit from stock-based awards	3,050	155
Proceeds from exercise of stock options	—	3
Net cash provided by financing activities	5,948	2,375
Increase (decrease) in cash and cash equivalents	3,852	(1,709)
Cash and cash equivalents, beginning of period	18,136	16,561
Cash and cash equivalents, end of period	$21,988	$14,852
Supplemental cash flow information:
Assets acquired through capital lease obligations	$—	$284
Future consideration in connection with businesses acquired	1,931	—
Issuance of common stock in connection with businesses acquired	295	—

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Shareholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2012	28,131	$2,813	$179,402	$(113,680)	$(184)	3	$(33)	$68,318	$(270)	$68,048

Net income	—	—	—	4,272	—	—	—	4,272	(12)	4,260
Other comprehensive income	—	—	—	—	105	—	—	105	—	105
Exercise of stock options	9	1	34	—	—	—	—	35	—	35
Stock-based compensation	848	85	824	—	—	—	—	909	—	909
Shares repurchased to settle tax withholding obligations	(262)	(26)	(1,739)	—	—	—	—	(1,765)	—	(1,765)
Directors' deferred compensation	2	—	11	—	—	—	—	11	—	11
Excess tax benefit from stock-based awards	—	—	155	—	—	—	—	155	—	155
Balances as of September 28, 2012	28,728	$2,873	$178,687	$(109,408)	$(79)	3	$(33)	$72,040	$(282)	$71,758

	TRC Companies, Inc. Shareholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2013	29,053	$2,905	$181,874	$(77,405)	$(109)	3	$(33)	$107,232	$(335)	$106,897

Net income	—	—	—	2,487	—	—	—	2,487	(27)	2,460
Other comprehensive income	—	—	—	—	31	—	—	31	—	31
Issuance of common stock in connection with business acquired	34	3	292	—	—	—	—	295	—	295
Stock-based compensation	680	68	1,087	—	—	—	—	1,155	—	1,155
Shares repurchased to settle tax withholding obligations	(234)	(23)	(1,725)	—	—	—	—	(1,748)	—	(1,748)
Directors' deferred compensation	1	—	11	—	—	—	—	11	—	11
Excess tax benefit from stock-based awards	—	—	3,050	—	—	—	—	3,050	—	3,050
Balances as of September 27, 2013	29,534	$2,953	$184,589	$(74,918)	$(78)	3	$(33)	$112,513	$(362)	$112,151

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2013 and September 28, 2012
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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to those rules and regulations, but the Company's management believes that the disclosures included herein are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Note 2. New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for the Company beginning July 1, 2014; early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate its adoption will have a material effect on its financial position or results of operations.
In February 2013, the FASB amended the accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. The Company adopted the amended accounting standard July 1, 2013 by electing to present the reclassification adjustments and other required disclosures in a footnote. The amended accounting standards only impact the financial statement presentation of other comprehensive income ("OCI") and do not change the components that are recognized in net income or OCI. The adoption had no impact on the Company's financial position or results of operations.

Note 3. Fair Value Measurements
The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of September 27, 2013 and June 30, 2013:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 27, 2013

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$—	$2,298	$—	$2,298
Certificates of deposit	—	210	—	210
Municipal bonds	—	758	—	758
Corporate bonds	—	343	—	343
Asset backed securities	—	158	—	158
Money market accounts and cash deposits	790	—	—	790
Total assets	$790	$3,767	$—	$4,557

Contingent consideration	$—	$—	$1,494	$1,494
Total liabilities	$—	$—	$1,494	$1,494
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$2,767	$—	$2,767
Certificates of deposit	—	212	—	212
Municipal bonds	—	763	—	763
Corporate bonds	—	344	—	344
Asset backed securities	—	172	—	172
Money market accounts and cash deposits	831	—	—	831
Total assets	$831	$4,258	$—	$5,089

Contingent consideration	$—	$—	$1,365	$1,365
Total liabilities	$—	$—	$1,365	$1,365
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: level 2 of the fair value hierarchy. At September 27, 2013 and June 30, 2013 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of September 27, 2013 and June 30, 2013 are included within current and long-term restricted investments on the condensed consolidated balance sheets.

Reclassification adjustments for realized gains or losses from available for sale restricted investment securities out of accumulated other comprehensive income are included in the condensed consolidated statement of operations within the insurance recoverables and other income line item.
The Company's contingent consideration liabilities, included in other accrued liabilities on the condensed consolidated balance sheets, are associated with the acquisitions made in fiscal years 2014, 2013 and 2012. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3, as described below.
Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The table below presents a rollforward of the contingent consideration liabilities valued using Level 3 inputs for the three months ended September 27, 2013:

Balance at June 30, 2013	$1,365
Additions for fiscal year 2014 acquisitions	504
Reduction of liability related to re-measurement of fair value	(375)
Balance at September 27, 2013	$1,494

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

During the three months ended September 27, 2013 and September 28, 2012, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended
	September 27, 2013	September 28, 2012
Cost of services	$501	$355
General and administrative expenses	654	554
Total stock-based compensation expense	$1,155	$909

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying condensed consolidated statements of cash flows. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $3,050 and $155 for the three months ended September 27, 2013 and September 28, 2012, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three months ended September 27, 2013 and September 28, 2012.

A summary of stock option activity for the three months ended September 27, 2013 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2013 (695 exercisable)	707	$9.69
Outstanding options as of September 27, 2013	707	$9.69	1.8	$511
Options exercisable as of September 27, 2013	696	$9.77	1.7	$474
Options vested and expected to vest as of September 27, 2013	706	$9.69	1.7	$511
Shares available for future grants	2,430

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of September 27, 2013 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $7.71 as of September 27, 2013.

As of September 27, 2013, there was $20 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSA activity for the three months ended September 27, 2013 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2013	16	$5.21
Non-vested awards as of September 27, 2013	16	$5.21

As of September 27, 2013, there was $61 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the three months ended September 27, 2013 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2013	1,306	$4.87
Units granted	5	$8.04
Units vested	(382)	$4.72
Non-vested units as of September 27, 2013	929	$4.95

RSU grants totaled 5 shares with a total weighted-average grant date fair value of $40 during the three months ended September 27, 2013. There were no RSU grants during the three months ended September 28, 2012. The total fair value of RSU's vested during the three months ended September 27, 2013 was $2,859. The total fair value of RSU's vested during the three months ended September 28, 2012 was $1,843.

As of September 27, 2013, there was $3,688 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.3 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. There were no PSU grants during the three months ended September 27, 2013 and September 28, 2012. The total fair value of PSU's vested during the three months ended September 27, 2013 and September 28, 2012, was $2,207 and $2,693, respectively.

At September 27, 2013, there was $2,403 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 1.6 years.

A summary of non-vested PSU activity for the three months ended September 27, 2013 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2013	853	—	853	$5.18
Units granted	—	32	32	$7.40
Units vested	(266)	(32)	(298)	$4.16
Units forfeited	(34)	—	(34)	$7.41
Non-vested units as of September 27, 2013	553	—	553	$5.51

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three months ended September 27, 2013 and September 28, 2012:

	Three Months Ended
	September 27, 2013	September 28, 2012
Net income applicable to TRC Companies, Inc.	$2,487	$4,272

Basic weighted-average common shares outstanding	29,298	28,460
Effect of dilutive stock options, RSA's, RSU's and PSU's	729	979
Diluted weighted-average common shares outstanding	30,027	29,439

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.08	$0.15
Diluted earnings per common share	$0.08	$0.15
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,475	1,444

Note 6. Accounts Receivable

The current portion of accounts receivable as of September 27, 2013 and June 30, 2013, were comprised of the following:

	September 27, 2013	June 30, 2013
Billed	$60,019	$64,739
Unbilled	58,333	50,483
Retainage	5,634	5,271
Total accounts receivable - gross	123,986	120,493
Less allowance for doubtful accounts	(11,265)	(11,173)
Total accounts receivable, less allowance for doubtful accounts	$112,721	$109,320

Note 7. Other Accrued Liabilities

As of September 27, 2013 and June 30, 2013, other accrued liabilities were comprised of the following:

	September 27, 2013	June 30, 2013
Contract costs	$25,334	$17,556
Legal accruals	6,212	4,850
Lease obligations	3,092	2,956
Other	7,927	6,375
Total other accrued liabilities	$42,565	$31,737

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of September 27, 2013, the Company had $30,977 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 26, 2013 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

On July 22, 2013, the Company acquired all of the outstanding stock of Utility Support Systems, Inc. (“USS”), headquartered in Douglasville, Georgia. USS provides professional engineering services primarily supporting the power/utility market. The initial purchase price of approximately $5,027 consisted of cash of $2,500 payable at closing, a second cash payment of $1,803 payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and 34 shares of the Company's common stock valued at $295 on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $504 based on the projections and probabilities of reaching the performance goals through July 2014. Goodwill of $2,180, none of which is expected to be tax deductible, and other intangible assets of $2,056 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The estimated fair values of assets and liabilities of the USS acquisition have been recorded in the Energy operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The changes in the carrying amount of goodwill for the three months ended September 27, 2013 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	September 27,	Impairment	September 27,
Operating Segment	2013	Losses	2013	Adjustments	2013	Losses	2013
Energy	$24,954	$(14,506)	$10,448	$2,180	$27,134	$(14,506)	$12,628
Environmental	36,214	(17,865)	18,349	$—	36,214	(17,865)	18,349
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$68,392	$(39,595)	$28,797	$2,180	$70,572	$(39,595)	$30,977

Other Intangible Assets

Identifiable intangible assets as of September 27, 2013 and June 30, 2013 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 27, 2013			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$11,373	$(2,326)	$9,047	$9,349	$(1,711)	$7,638
Contract backlog	31	(10)	21	259	(194)	65
	11,404	(2,336)	9,068	9,608	(1,905)	7,703
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$11,830	$(2,336)	$9,494	$10,034	$(1,905)	$8,129

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average periods of amortization by intangible asset class is approximately 7 years for client relationship assets and 6 months for contract backlog. The amortization of intangible assets for the three months ended September 27, 2013 and September 28, 2012 was $691 and $230, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2014 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2014	$2,054
2015	2,331
2016	1,843
2017	1,429
2018	993
2019 and thereafter	418
Total	$9,068

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended September 27, 2013, and therefore intangible assets were not tested for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

On April 16, 2013, the Company and substantially all of its subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with RBS Citizens, N.A. as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The Credit Agreement provides the Company with a $75,000 five-year secured revolving credit facility with a sublimit of $15,000 available for the issuance of letters of credit. Pursuant to the terms of the Credit Agreement, the Company may request an increase in the amount of the credit facility up to $95,000.

Amounts outstanding under the Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to EBITDA. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated EBITDA of $17,000 and $20,000 for the twelve-month periods ending June 30, 2014 and June 30, 2015 and thereafter, respectively.

As of September 27, 2013 and June 30, 2013, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $3,553 and $3,870 as of September 27, 2013 and June 30, 2013, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $59,404 and $58,478 as of September 27, 2013 and June 30, 2013, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $5,033 and $5,223, was $50,818 and $49,385 as of September 27, 2013 and June 30, 2013, respectively.

CAH Note Payable

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan was secured by the CAH property and was non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and fund the remediation of, the property. CAH entered into several modifications of the loan agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013 (See Note 10). As of September 27, 2013, the balance outstanding under this loan was $2,448. CAH repaid this loan in full on October 1, 2013.

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., the Company entered into a one-year subordinated promissory note with the sellers pursuant to which the Company agreed to pay $1,500. The note bears interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note is due and payable on December 31, 2013. As of September 27, 2013, the balance outstanding under this loan was $1,500.

Other Notes Payable
In March 2012, the Company financed $2,195, of which $161 is being accounted for as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of September 27, 2013, the balance outstanding under this agreement was $862.
In July 2013, the Company financed $4,904 of insurance premiums payable in eleven equal monthly installments of approximately $450 each, including a finance charge of 1.99%. As of September 27, 2013, the balance outstanding under this agreement was $3,576.

Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,916, and accumulated amortization was $568 at September 27, 2013. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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

The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	September 27, 2013	June 30, 2013
Current assets:
Cash and cash equivalents	$—	$40
Restricted investments	63	63
Total current assets	63	103
Other assets	4,344	4,344
Total assets	$4,407	$4,447
Current liabilities:
Current portion of long-term debt	$2,448	$2,448
Environmental remediation liabilities	3	—
Other accrued liabilities	13	13
Total current liabilities	2,464	2,461
Long-term environmental remediation liabilities	20	1
Total liabilities	$2,484	$2,462
The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended September 27, 2013, the Company has provided approximately $1,473 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 9). CAH repaid this loan in full on October 1, 2013. Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay any unfunded liabilities, however, to the extent the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH's obligations as they become due.

Note 11. Income Taxes

During the fourth quarter ended June 30, 2013, the Company concluded it was more likely than not that the deferred tax assets will be realized and the Company reversed the valuation allowance in the amount of $25,646. Based upon the ongoing assessment of available positive and negative evidence, the Company concluded the deferred tax assets will more likely than not be realized. As such, a valuation allowance is not established.
The Company's effective tax rate was approximately 40.6% for the three months ended September 27, 2013, compared to approximately 5.2% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate were the effect of state income taxes for the three months ended September 27, 2013, and the effect in the prior year of the valuation allowance the Company maintained against its net deferred tax assets which substantially offset statutory income tax.

As of September 27, 2013, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $531. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of September 27, 2013, the Company had a tax benefit of approximately $7,760 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $3,050 was recorded to additional paid in capital as it reduced income taxes payable during the three months ended September 27, 2013.

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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended September 27, 2013:
Gross revenue	$33,464	$55,522	$16,388	$105,374
Net service revenue	28,814	38,361	12,578	79,753
Segment profit	4,104	9,347	2,807	16,258
Depreciation and amortization	758	680	104	1,542

Three months ended September 28, 2012:
Gross revenue	$32,174	$58,599	$16,085	$106,858
Net service revenue	25,643	37,376	11,246	74,265
Segment profit	6,000	6,915	2,067	14,982
Depreciation and amortization	333	541	122	996

	Three Months Ended
Gross revenue	September 27, 2013	September 28, 2012
Gross revenue from reportable operating segments	$105,374	$106,858
Reconciling items (1)	1,200	1,428
Total consolidated gross revenue	$106,574	$108,286

Net service revenue
Net service revenue from reportable operating segments	$79,753	$74,265
Reconciling items (1)	1,499	951
Total consolidated net service revenue	$81,252	$75,216

Income from operations before taxes
Segment profit from reportable operating segments	$16,258	$14,982
Corporate shared services (2)	(10,215)	(8,925)
Stock-based compensation expense	(1,155)	(909)
Unallocated depreciation and amortization	(634)	(542)
Interest expense	(92)	(112)
Total consolidated income from operations before taxes	$4,162	$4,494

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$1,542	$996
Unallocated depreciation and amortization	634	542
Total consolidated depreciation and amortization	$2,176	$1,538

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Change in Estimate

In October 2013, the regulatory agency charged with oversight of one of the Company’s Exit Strategy contracts issued a letter requiring the Company to evaluate modifications to its current remedy. While it is premature to predict the outcome of this evaluation, the Company’s best estimate of such modifications is $12,439. As a result, the Company updated its estimate to complete during the three months ended September 27, 2013. This adjustment resulted in a reduction of gross and net service revenue of $5,093 and a $7,346 charge to cost of services as a provision for future losses. Because these additional costs are covered by insurance, the Company also recorded an insurance recoverable for $12,439. Therefore, this change in estimate had no impact on operating income or EPS.

Note 14. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because three projects are near the term or financial limits of the insurance and one project may require a material change to the remedy proposed by the Company, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these four projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) wastewater treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $25,000, of which $3,000 would be covered by insurance.

With respect to one of the projects noted above, the regulatory agency charged with oversight of the project issued a proposed remedial plan that is more expensive than the remedy proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. The Company's share of the potential remedial costs ranges from $0 to $18,000. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it would not ultimately be responsible for any material remedial costs even if the more costly remedy is selected. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company is unable to accurately project the time period over which these amounts would ultimately be paid out, however the Company estimates that any potential payments could be made over a 2 to 5 year period.

Certain Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' statutory environmental remediation liability at the sites. The Company's expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue in the condensed consolidated balance sheets) are funded by the contract price and insured by the environmental remediation cost cap policy (current and long-term restricted investments in the condensed consolidated balance sheets). As of September 27, 2013, the remediation for five projects has been completed. Additionally, remediation has been substantially completed at three other sites subject to the performance of routine maintenance and monitoring at those sites.

Liquidated Damages

The Company has entered into fixed-price contracts which, among other things, require completion of the specified scope of work within a defined period of time. Certain of those contracts provide for the assessment of liquidated damages if certain project milestones are not met in the contractually specified time unless a schedule extension is granted pursuant to the terms of the contract. At present, the Company does not believe the assessment of liquidated damages is likely.  Nevertheless, the Company estimates the potential exposure to liquidated damages arising under those contracts could range from $0 to $4,000.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of September 27, 2013 and June 30, 2013, the Company had recorded $4,726 and $3,612, respectively, of accruals for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $3,114 and $2,425 as of September 27, 2013 and June 30, 2013, respectively.

The Company periodically adjusts the amount of such accruals when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $3,000, of which $2,000 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 27, 2013 and September 28, 2012

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30th. The three months ended September 27, 2013 contained the same number of business days as the same period in the prior fiscal year.

You should read the following discussion of our results of operations and financial condition in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as "may", "expects", "plans", "anticipates", "believes", "estimates", or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors described in the sections captioned "Critical Accounting Policies" and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as well as in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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

On July 22, 2013, we acquired all of the outstanding stock of Utility Support Systems, Inc. (“USS”), headquartered in Douglasville, Georgia. USS provides professional engineering services primarily supporting the power/utility market. The initial purchase price of approximately $5.0 million consisted of cash of $2.5 million payable at closing, a second cash payment of $1.8 million payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and 34 thousand shares of our common stock valued at $0.3 million on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.5 million based on the projections and probabilities of reaching the performance goals through July 2014. Goodwill of $2.2 million, none of which is expected to be tax deductible, and other intangible assets of $2.1 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

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

The following table presents the approximate percentage of our NSR by operating segment for the three months ended September 27, 2013 and September 28, 2012:

	Three Months Ended
	September 27, 2013	September 28, 2012
Energy	36%	35%
Environmental	48%	50%
Infrastructure	16%	15%
	100%	100%

Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with a favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $50.0 billion in the performance of this work over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Demand for energy efficiency services continues to benefit from increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level have expanded the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are growing our presence in the Southeast and in Texas and California where demand for services is the highest.

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

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to compile these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC on September 12, 2013. No material changes concerning our critical accounting policies have occurred since June 30, 2013.

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three months ended September 27, 2013 and September 28, 2012:

	Three Months Ended
	September 27,	September 28,	Change
(Dollars in thousands)	2013	2012	$	%
Gross revenue	$106,574	$108,286	$(1,712)	(1.6)%
Less subcontractor costs and other direct reimbursable charges	25,322	33,070	(7,748)	(23.4)
Net service revenue	81,252	75,216	6,036	8.0
Interest income from contractual arrangements	47	45	2	4.4
Insurance recoverables and other income	12,300	1,744	10,556	NM
Cost of services (exclusive of costs shown separately below)	78,398	63,686	14,712	23.1
General and administrative expenses	8,771	7,175	1,596	22.2
Depreciation and amortization	2,176	1,538	638	41.5
Operating income	4,254	4,606	(352)	(7.6)
Interest expense	(92)	(112)	20	(17.9)
Income from operations before taxes	4,162	4,494	(332)	(7.4)
Federal and state income tax provision	(1,702)	(234)	(1,468)	NM
Net income	2,460	4,260	(1,800)	(42.3)
Net loss applicable to noncontrolling interest	27	12	15	125.0
Net income applicable to TRC Companies, Inc.	$2,487	$4,272	$(1,785)	(41.8)%

NM - Not Meaningful

Three Months Ended September 27, 2013

Gross revenue decreased $1.7 million, or 1.6%, to $106.6 million for the three months ended September 27, 2013 from $108.3 million for the same period in the prior year. Organic activities accounted for $6.9 million of the decrease in gross revenue which was offset by the increase in gross revenue provided by acquisitions of $5.2 million. The decrease in organic revenue was primarily attributable to our Environmental operating segment, and, in particular, an adjustment to the estimate at completion on an Exit Strategy contract which reduced gross revenue by approximately $5.1 million during the three months ended September 27, 2013. The remainder of the decrease in organic gross revenue was primarily attributable to the mix of work in our Energy operating segment. We had lower levels of subcontractor and procurement activities which resulted in lower levels of gross revenue in the current period.

NSR increased $6.0 million, or 8.0%, to $81.3 million for the three months ended September 27, 2013 from $75.2 million for the same period in the prior year. Organic activities accounted for $2.2 million, or 37.2%, of the growth in NSR, and acquisitions accounted for the remaining $3.8 million, or 62.8%, of the increase. The organic NSR growth was primarily driven by our Infrastructure operating segment where NSR increased $1.3 million primarily due to increased work on several large transportation design projects. In addition, organic NSR from our Energy operating segment increased $1.1 million due to increased activity performed on a large electric transmission project.

Insurance recoverables and other income increased $10.6 million to $12.3 million for the three months ended September 27, 2013 from $1.7 million for the same period in the prior year. In the three months ended September 27, 2013, an Exit Strategy project had a $12.4 million estimated cost increase which is not expected to be funded by the project-specific restricted investments and, therefore, is projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates.  As a result, we increased insurance recoverables by $12.4 million in the current quarter to account for the projected recovery of the increased cost estimate. We did not experience the same level of estimated cost increases in the same period in the prior year.

COS increased $14.7 million, or 23.1%, to $78.4 million for the three months ended September 27, 2013 from $63.7 million for the same period in the prior year. Organic activities accounted for $11.2 million, or 75.9%, of the increase in COS and acquisitions accounted for the remaining $3.5 million, or 24.1%, of the increase. The increase was primarily attributable to a $7.3 million increase in contract loss reserves due to the aforementioned estimated cost increase on an Exit Strategy project. This loss is projected to be recovered from the project specific insurance policy. The remainder of the increase in organic COS was incurred to support projected growing customer demand from our Energy segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 96.5% and 84.7% for the three months ended September 27, 2013 and September 28, 2012, respectively.

G&A expenses increased $1.6 million, or 22.2%, to $8.8 million for the three months ended September 27, 2013 from $7.2 million for the same period in the prior year. The increase is primarily attributable to higher litigation costs and additional technology costs to support recent acquisitions. As a percentage of NSR, G&A expenses were 10.8% and 9.5% for the three months ended September 27, 2013 and September 28, 2012, respectively.

Depreciation and amortization increased $0.6 million, or 41.5%, to $2.2 million for the three months ended September 27, 2013 from $1.5 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.

Our effective tax rate was approximately 40.6% for the three months ended September 27, 2013, compared to approximately 5.2% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes for the three months ended September 27, 2013, and the effect in the prior year of the valuation allowance the Company maintained against its net deferred tax assets which substantially offset statutory income tax.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three months ended September 27, 2013 and September 28, 2012:

	Three Months Ended
	September 27, 2013	September 28, 2012
Net service revenue	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.1
Insurance recoverables and other income	15.1	2.3
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	96.5	84.7
General and administrative expenses	10.8	9.5
Depreciation and amortization	2.7	2.0
Total operating costs and expenses	110.0	96.3
Operating income	5.2	6.1
Interest expense	(0.1)	(0.1)
Income from operations before taxes	5.1	6.0
Federal and state income tax provision	(2.1)	(0.3)
Net income	3.0	5.7
Net loss applicable to noncontrolling interest	—	—
Net income applicable to TRC Companies, Inc.	3.1%	5.7%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended
	September 27,	September 28,	Change
(Dollars in thousands)	2013	2012	$	%
Gross revenue	$33,464	$32,174	$1,290	4.0%
Net service revenue	$28,814	$25,643	$3,171	12.4%
Segment profit	$4,104	$6,000	$(1,896)	(31.6)%

Gross revenue increased $1.3 million, or 4.0%, to $33.5 million for the three months ended September 27, 2013 from $32.2 million for the same period of the prior year. Acquisitions provided $3.0 million of gross revenue, while organic gross revenue decreased by $1.7 million. The decrease in organic gross revenue was primarily attributable to the mix of project work. Differences in the scope of services between contracts often result in variations in the amount of subcontracting, procurement and direct labor. We had lower levels of gross revenue generated by subcontractor and procurement activities in the current year, which resulted in lower levels of gross revenue.

NSR increased $3.2 million, or 12.4%, to $28.8 million for the three months ended September 27, 2013 from $25.6 million for the same period of the prior year. Acquisitions provided $2.0 million of the increase, or 63.9% of the overall growth in NSR, and organic NSR provided the remaining $1.2 million, or 36.1%. The NSR growth was primarily the result of increased demand due to continued investment by our utility clients in electric transmission and distribution.

The Energy operating segment's profit decreased $1.9 million, or 31.6%, to $4.1 million for the three months ended September 27, 2013 from $6.0 million for the same period of the prior year. Organic segment profit decreased $1.4 million while acquisitions decreased segment profit by $0.5 million for the three months ended September 27, 2013. Organic profit was reduced in the current year by an estimated cost overrun on a new project. The loss from acquisitions was primarily due to transition and integration costs incurred in connection with the current quarter acquisition of USS; we do not expect to incur significant transition or integration costs going forward. As a percentage of NSR, the Energy operating segment's profit decreased to 14.2% from 23.4% for the three months ended September 27, 2013 compared to the same period of the prior year.

Environmental Operating Segment Results

	Three Months Ended
	September 27,	September 28,	Change
(Dollars in thousands)	2013	2012	$	%
Gross revenue	$55,522	$58,599	$(3,077)	(5.3)%
Net service revenue	$38,361	$37,376	$985	2.6%
Segment profit	$9,347	$6,915	$2,432	35.2%

Gross revenue decreased $3.1 million, or 5.3%, to $55.5 million for the three months ended September 27, 2013 from $58.6 million for the same period of the prior year. Acquisitions provided a $2.3 million increase in gross revenue, while organic gross revenue decreased by $5.4 million. The decrease in organic gross revenue was primarily the result of an adjustment to the estimate at completion on an Exit Strategy contract which reduced gross revenue by approximately $5.1 million during the three months ended September 27, 2013.

NSR increased $1.0 million, or 2.6%, to $38.4 million for the three months ended September 27, 2013 from $37.4 million for the same period of the prior year. Acquisitions provided $1.8 million of the increase of the overall growth in NSR, while organic gross revenue decreased by $0.8 million. The decrease in organic NSR was primarily the result of the aforementioned cost estimate adjustment on an Exit Strategy project which resulted in a reduction to NSR of $5.1 million and a $7.3 million charge to COS as a provision for future losses. Because these additional costs are covered by insurance, we also recorded an insurance recoverable for $12.4 million. Therefore, this change in estimate had no impact on segment profit. The $5.1 million decrease in organic NSR related to this cost estimate adjustment was mostly mitigated by an increase in our direct labor on several large remediation projects.

The Environmental operating segment's profit increased $2.4 million, or 35.2%, to $9.3 million for the three months ended September 27, 2013 from $6.9 million for the same period of the prior year. Organic activities accounted for $2.1 million, or 87.4%, of the increase in segment profit, and acquisitions accounted for $0.3 million, or 12.6%. The increase in organic profit was primarily attributable to better project performance on fixed priced projects in the current year. As a percentage of NSR, the Environmental operating segment's profit increased to 24.4% from 18.5% for the three months ended September 27, 2013 compared to the same period of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended
	September 27,	September 28,	Change
(Dollars in thousands)	2013	2012	$	%
Gross revenue	$16,388	$16,085	$303	1.9%
Net service revenue	$12,578	$11,246	$1,332	11.8%
Segment profit	$2,807	$2,067	$740	35.8%

Gross revenue increased $0.3 million, or 1.9%, to $16.4 million for the three months ended September 27, 2013 from $16.1 million for the same period of the prior year. The increase in gross revenue during the three months ended September 27, 2013 was primarily due to increased work on several large transportation design projects.

NSR increased $1.3 million, or 11.8%, to $12.6 million for the three months ended September 27, 2013 from $11.2 million for the same period of the prior year. The NSR growth was primarily the result of the same factor driving gross revenue growth as noted above.

The Infrastructure operating segment's profit increased $0.7 million, or 35.8%, to $2.8 million for the three months ended September 27, 2013 from $2.1 million for the same period of the prior year. The increase in the Infrastructure operating segment's profit for the three months ended September 27, 2013 was primarily due to the same factor that led to the increase in revenue. As a percentage of NSR, the Infrastructure operating segment's profit increased to 22.3% from 18.4% for the three months ended September 27, 2013 compared to the same period of the prior year.

Backlog by Operating Segment

As of September 27, 2013, our contract backlog based on gross revenue was approximately $371 million, compared to approximately $376 million as of September 28, 2012. Our contract backlog based on net service revenue ("NSR") was approximately $239 million as of September 27, 2013, compared to approximately $236 million as of September 28, 2012. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at September 27, 2013 and September 28, 2012 (in millions):

	Gross Revenue Backlog				NSR Backlog
	September 27,	September 28,	Change		September 27,	September 28,	Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%
Energy	$84	$72	$12	16.7%	$69	$57	$12	21.1%
Environmental	221	230	(9)	(3.9)%	125	129	(4)	(3.1)%
Infrastructure	66	74	(8)	(10.8)%	45	50	(5)	(10.0)%
Total	$371	$376	$(5)	(1.3)%	$239	$236	$3	1.3%

Revisions in Estimates
At any time, we have numerous contracts in progress, all of which are at various stages of completion. Our recognition of profit is dependent upon the accuracy of a variety of estimates including engineering progress, materials quantities, achievement of milestones and other incentives, liquidated-damages provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and can be difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation process, actual completion costs can vary from estimates. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known. If actual costs exceed the original fixed contract price, recognition of any additional revenue will only be pursuant to a change order, contract modification, or claim.

The following table summarizes the number of separate projects that experienced estimated contract profit revisions with an impact on contract profit relating to the revaluation of work performed in prior periods:

	September 27,	September 28,
(Dollars in thousands)	2013	2012
Number of projects	1,425	1,639
Net increase (reduction) on project profitability	$910	$(722)

Net increase (reduction) on project profitability by operating segment:
Energy	$(1,856)	$(1,077)
Environmental	2,319	314
Infrastructure	447	41
Total	$910	$(722)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the three months ended September 27, 2013 and September 28, 2012 (in thousands):

(Dollars in thousands)	September 27, 2013	September 28, 2012
Net cash provided by (used in) operating activities	$1,075	$(3,815)
Net cash used in investing activities	(3,171)	(269)
Net cash provided by financing activities	5,948	2,375
Cash and cash equivalents, end of period	21,988	14,852

Cash flows provided by operating activities were $1.1 million for the three months ended September 27, 2013, compared to $3.8 million of cash used for the same period of the prior year. Cash provided by operating assets and liabilities for the three months ended September 27, 2013 totaled $20.2 million and primarily consisted of the following: (1) an $8.8 million increase in other accrued liabilities; (2) a $5.5 million increase in accrued compensation and benefits; and (3) a $2.5 million decrease in deferred revenue primarily related to revenue earned on Exit Strategy projects. In addition, non-cash items for the three months ended September 27, 2013 of $3.2 million related primarily to $2.2 million for depreciation and amortization expense and $1.2 million for stock-based compensation expense.

Cash provided by operating assets and liabilities for the three months ended September 27, 2013 was offset by cash used in operating assets and liabilities totaling $24.8 million and primarily consisted of the following: (1) an $11.4 million increase in insurance recoverables relating to environmental remediation projects; (2) a $4.8 million decrease in accounts payable relating to the timing of payments to vendors; and (3) a $3.3 million increase in prepaid expenses and other current assets primarily related to an increase in prepaid insurance expense.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 95 days as of September 27, 2013 from 83 days as of June 30, 2013, and from 86 days as of September 28, 2012 due in part to the adjustment made to the estimate at completion on an Exit Strategy contract. Our goal is to maintain DSO at less than 85 days.

Cash used in investing activities was approximately $3.2 million for the three months ended September 27, 2013, compared to $0.3 million used in the same period of the prior year. Cash used in the current year consisted of $2.4 million for the acquisition of USS and $1.6 million for property and equipment which was partially offset by $0.7 million from restricted investments. Cash used in the prior year primarily consisted of $0.7 million for property and equipment which was partially offset by $0.5 million from restricted investments.

Cash provided by financing activities was approximately $5.9 million for the three months ended September 27, 2013, compared to cash provided of $2.4 million for the same period of the prior year. Cash provided consisted of $4.9 million of short-term financing related to fiscal year 2014 insurance premiums and $3.1 million of excess tax benefit from stock-based awards which was partially offset by $1.7 million for payments made on long-term debt and capital lease obligations and $0.3 million for net working capital payments made on acquisitions.

Long-Term Debt

Revolving Credit Facility

On April 16, 2013, we and substantially all of our subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with RBS Citizens, N.A. as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The Credit Agreement provides us with a $75.0 million five-year secured revolving credit facility with a sublimit of $15.0 million available for the issuance of letters of credit. Pursuant to the terms of the Credit Agreement, we may request an increase in the amount of the credit facility up to $95.0 million.

Amounts outstanding under the Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to EBITDA. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by our principal operating subsidiaries. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement we are required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit our leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires us to achieve minimum levels of Consolidated EBITDA of $17.0 million and $20.0 million for the twelve-month periods ending June 30, 2014 and June 30, 2015 and thereafter, respectively.

Management presents Consolidated Adjusted EBITDA, which is a non-U.S. GAAP measure, because we believe it is a useful tool for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated Adjusted EBITDA is not intended to represent cash flows for the period or funds available for management's discretionary use, nor is it represented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income (loss), net income (loss), cash flows from operations and other measures of equal or greater importance. Consolidated Adjusted EBITDA is presented below based on both the definition used in our Credit Agreement as well as a more typical calculation method. Set forth below is a reconciliation of Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to Net income applicable to TRC Companies, Inc.'s common shareholders for the trailing twelve month period ended September 27, 2013 (in thousands):

(Dollars in thousands)	September 27, 2013
Net income applicable to TRC Companies, Inc.	$34,490
Interest expense	317
Federal and state income tax provision	(16,518)
Depreciation and amortization	7,541
Net loss applicable to noncontrolling interest	(80)
Consolidated EBITDA	25,750
Less: Interest expense on excluded indebtedness	(84)
Less: Interest and penalties on federal and state income taxes	(42)
Add: Non-cash losses and expenses - Stock-Based Compensation Expense	4,078
Consolidated Adjusted EBITDA under the Credit Agreement	$29,702

The actual results as compared to the covenant requirements under the Credit Agreement as of September 27, 2013 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Minimum consolidated adjusted EBITDA	Trailing 12 months	$29,702	Must exceed	$17,000
Maximum leverage ratio	Trailing 12 months	0.29 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	14.96 to 1.00	Must exceed	1.25 to 1.00

As of September 27, 2013 and June 30, 2013, we had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $3.6 million and $3.9 million as of September 27, 2013 and June 30, 2013, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $59.4 million and $58.5 million as of September 27, 2013 and June 30, 2013, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $5.0 million and $5.2 million, was $50.8 million and $49.4 million as of September 27, 2013 and June 30, 2013, respectively.

CAH Note Payable

In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan was secured by the CAH property and was non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and fund the remediation of, the property. CAH entered into several modifications of the loan agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013 (See Note 10). As of September 27, 2013, the balance outstanding under this loan was $2.4 million. CAH repaid this loan in full on October 1, 2013.

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., we entered into a one-year subordinated promissory note with the sellers pursuant to which we agreed to pay $1.5 million. The note bears interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note is due and payable on December 31, 2013. As of September 27, 2013, the balance outstanding under this loan was $1.5 million.

Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being accounted for as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of September 27, 2013, the balance outstanding under this agreement was $0.9 million.
In July 2013, we financed $4.9 million of insurance premiums payable in eleven equal monthly installments of approximately $0.45 million each, including a finance charge of 1.99%. As of September 27, 2013, the balance outstanding under this agreement was $3.6 million.

Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $1.2 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016.The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1.9 million, and accumulated amortization was $0.6 million at September 27, 2013. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not currently utilize derivative financial instruments. While we currently do not have any borrowings outstanding under our credit agreement, to the extent we have borrowings, we would be exposed to interest rate risk under that agreement. Our credit facility provides for borrowings at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio of consolidated total debt to EBITDA measured over a trailing four-quarter period.

Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the facility's maturity date. Our current facility has a maturity date of April 16, 2018, or earlier at our discretion, upon payment in full of loans and other obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 27, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 27, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended September 27, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Legal Matters in Note 14 under Part I, Item 1, Financial Information.

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

TRC COMPANIES, INC.

November 6, 2013	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)