Form 10-Q
period 2013-12-27
TRC COMPANIES INC /DE/
filed 2014-02-05
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On January 28, 2014 there were 29,683,771 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED DECEMBER 27, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Gross revenue	$122,592	$104,470	$229,166	$212,756
Less subcontractor costs and other direct reimbursable charges	31,461	29,216	56,783	62,286
Net service revenue	91,131	75,254	172,383	150,470
Interest income from contractual arrangements	(94)	83	(47)	128
Insurance recoverables and other income	305	913	12,605	2,657
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	76,389	64,564	154,787	128,250
General and administrative expenses	7,508	5,694	16,279	12,869
Depreciation and amortization	2,250	1,593	4,426	3,131
Total operating costs and expenses	86,147	71,851	175,492	144,250
Operating income	5,195	4,399	9,449	9,005
Interest expense	(38)	(80)	(130)	(192)
Income from operations before taxes	5,157	4,319	9,319	8,813
Federal and state income tax provision	(2,068)	(215)	(3,770)	(449)
Net income	3,089	4,104	5,549	8,364
Net loss applicable to noncontrolling interest	7	19	34	31
Net income applicable to TRC Companies, Inc.	$3,096	$4,123	$5,583	$8,395

Basic earnings per common share	$0.10	$0.14	$0.19	$0.29
Diluted earnings per common share	$0.10	$0.14	$0.19	$0.28

Weighted-average common shares outstanding:
Basic	29,652	28,874	29,477	28,668
Diluted	30,069	29,471	30,049	29,477

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net income	$3,089	$4,104	$5,549	$8,364
Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	64	(3)	143	121
Tax expense on unrealized gain (loss) on available-for-sale securities	(26)	—	(57)	—
Reclassification for (gain) loss included in net income	(3)	4	(31)	(15)
Tax expense on realized gain on available-for-sale securities	1	—	12	—
Total other comprehensive income	36	1	67	106
Comprehensive income	3,125	4,105	5,616	8,470
Comprehensive loss attributable to noncontrolling interests	7	(19)	34	(31)
Comprehensive income attributable to TRC Companies, Inc.	$3,132	$4,086	$5,650	$8,439

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	December 27, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,546	$18,136
Accounts receivable, less allowance for doubtful accounts	116,732	109,320
Insurance recoverable - environmental remediation	37,644	26,305
Restricted investments	4,845	5,582
Deferred income tax assets	12,213	12,518
Income taxes refundable	4,027	1,444
Prepaid expenses and other current assets	17,644	12,045
Total current assets	201,651	185,350
Property and equipment	59,431	57,005
Less accumulated depreciation and amortization	(45,897)	(43,171)
Property and equipment, net	13,534	13,834
Goodwill	31,432	28,797
Investments in and advances to unconsolidated affiliates and construction joint ventures	109	113
Long-term deferred income tax assets	5,558	6,601
Long-term restricted investments	24,199	27,580
Long-term prepaid insurance	29,961	31,497
Other assets	14,360	13,992
Total assets	$320,804	$307,764
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,717	$4,745
Current portion of capital lease obligations	588	568
Accounts payable	25,745	32,238
Accrued compensation and benefits	31,417	34,040
Deferred revenue	17,232	20,094
Environmental remediation liabilities	136	291
Other accrued liabilities	43,723	31,737
Total current liabilities	123,558	123,713
Non-current liabilities:
Long-term debt, net of current portion	162	568
Capital lease obligations, net of current portion	470	789
Income taxes payable and deferred income tax liabilities	767	310
Deferred revenue	72,989	68,514
Environmental remediation liabilities	6,418	6,973
Total liabilities	204,364	200,867
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 29,680,606 and 29,677,124 shares issued and outstanding, respectively, at December 27, 2013, and 29,053,301 and 29,049,819 shares issued and outstanding, respectively, at June 30, 2013	2,968	2,905
Additional paid-in capital	185,738	181,874
Accumulated deficit	(71,822)	(77,405)
Accumulated other comprehensive loss	(42)	(109)
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	116,809	107,232
Noncontrolling interest	(369)	(335)
Total equity	116,440	106,897
Total liabilities and equity	$320,804	$307,764
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net income	$5,549	$8,364
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items:
Depreciation and amortization	4,426	3,131
Stock-based compensation expense	2,398	1,893
Deferred income taxes	863	—
Other non-cash items	(489)	(82)
Changes in operating assets and liabilities:
Accounts receivable	(6,531)	(4,648)
Insurance recoverable - environmental remediation	(11,339)	288
Income taxes	(2,441)	(639)
Restricted investments	3,048	2,268
Prepaid expenses and other current assets	(869)	(1,849)
Long-term prepaid insurance	1,536	1,476
Other assets	320	328
Accounts payable	(6,257)	(4,095)
Accrued compensation and benefits	(3,038)	(6,870)
Deferred revenue	1,613	(3,568)
Environmental remediation liabilities	(710)	(156)
Other accrued liabilities	6,472	(386)
Net cash used in operating activities	(5,449)	(4,545)
Cash flows from investing activities:
Additions to property and equipment	(2,844)	(1,776)
Withdrawals from restricted investments	1,214	1,062
Acquisition of businesses, net of cash acquired	(2,388)	—
Proceeds from sale of fixed assets	61	10
Investments in and advances to unconsolidated affiliates	(5)	(13)
Net cash used in investing activities	(3,962)	(717)
Cash flows from financing activities:
Payments on long-term debt and other	(5,281)	(2,675)
Payments on capital lease obligations	(299)	(230)
Proceeds from long-term debt and other	4,904	4,259
Earnout and net working capital payments on acquisitions	(722)	—
Shares repurchased to settle tax withholding obligations	(2,171)	(2,169)
Excess tax benefit from stock-based awards	3,385	203
Proceeds from exercise of stock options	5	143
Net cash used in financing activities	(179)	(469)
Decrease in cash and cash equivalents	(9,590)	(5,731)
Cash and cash equivalents, beginning of period	18,136	16,561
Cash and cash equivalents, end of period	$8,546	$10,830
Supplemental cash flow information:
Non-cash consideration for assets acquired	$2,226	$—
Assets acquired through capital lease obligations	—	490

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Shareholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2012	28,131	$2,813	$179,402	$(113,680)	$(184)	3	$(33)	$68,318	$(270)	$68,048

Net income	—	—	—	8,395	—	—	—	8,395	(31)	8,364
Other comprehensive income	—	—	—	—	106	—	—	106	—	106
Exercise of stock options	34	4	142	—	—	—	—	146	—	146
Stock-based compensation	1,046	105	1,788	—	—	—	—	1,893	—	1,893
Shares repurchased to settle tax withholding obligations	(316)	(32)	(2,137)	—	—	—	—	(2,169)	—	(2,169)
Directors' deferred compensation	3	—	22	—	—	—	—	22	—	22
Excess tax benefit from stock-based awards	—	—	203	—	—	—	—	203	—	203
Balances as of December 28, 2012	28,898	$2,890	$179,420	$(105,285)	$(78)	3	$(33)	$76,914	$(301)	$76,613

	TRC Companies, Inc. Shareholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2013	29,053	$2,905	$181,874	$(77,405)	$(109)	3	$(33)	$107,232	$(335)	$106,897

Net income	—	—	—	5,583	—	—	—	5,583	(34)	5,549
Other comprehensive income	—	—	—	—	67	—	—	67	—	67
Issuance of common stock in connection with business acquired	34	3	292	—	—	—	—	295	—	295
Exercise of stock options	3	—	5	—	—	—	—	5	—	5
Stock-based compensation	879	88	2,310	—	—	—	—	2,398	—	2,398
Shares repurchased to settle tax withholding obligations	(291)	(29)	(2,150)	—	—	—	—	(2,179)	—	(2,179)
Directors' deferred compensation	3	1	22	—	—	—	—	23	—	23
Excess tax benefit from stock-based awards	—	—	3,385	—	—	—	—	3,385	—	3,385
Balances as of December 27, 2013	29,681	$2,968	$185,738	$(71,822)	$(42)	3	$(33)	$116,809	$(369)	$116,440

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2013 and December 28, 2012
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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of December 27, 2013 and June 30, 2013:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 27, 2013

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$—	$2,341	$—	$2,341
Certificates of deposit	—	460	—	460
Municipal bonds	—	740	—	740
Corporate bonds	—	340	—	340
Asset backed securities	—	146	—	146
Money market accounts and cash deposits	395	—	—	395
Total assets	$395	$4,027	$—	$4,422

Contingent consideration	$—	$—	$1,077	$1,077
Total liabilities	$—	$—	$1,077	$1,077
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$2,767	$—	$2,767
Certificates of deposit	—	212	—	212
Municipal bonds	—	763	—	763
Corporate bonds	—	344	—	344
Asset backed securities	—	172	—	172
Money market accounts and cash deposits	831	—	—	831
Total assets	$831	$4,258	$—	$5,089

Contingent consideration	$—	$—	$1,365	$1,365
Total liabilities	$—	$—	$1,365	$1,365
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: level 2 of the fair value hierarchy. At December 27, 2013 and June 30, 2013 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of December 27, 2013 and June 30, 2013 are included within current and long-term restricted investments on the condensed consolidated balance sheets.

Reclassification adjustments for realized gains or losses from available for sale restricted investment securities out of accumulated other comprehensive income are included in the condensed consolidated statement of operations within the insurance recoverables and other income line item.
The Company's contingent consideration liabilities, included in other accrued liabilities on the condensed consolidated balance sheets, are associated with the acquisitions made in fiscal years ended June 30, 2014, 2013 and 2012. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3, as described below.
Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The table below presents a rollforward of the contingent consideration liabilities valued using Level 3 inputs for the six months ended December 27, 2013:

Balance at June 30, 2013	$1,365
Additions for fiscal year 2014 acquisitions	504
Reduction of liability for payments made	(417)
Reduction of liability related to re-measurement of fair value	(375)
Balance at December 27, 2013	$1,077

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

During the three and six months ended December 27, 2013 and December 28, 2012, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Cost of services	$587	$473	$1,088	$828
General and administrative expenses	656	511	1,310	1,065
Total stock-based compensation expense	$1,243	$984	$2,398	$1,893

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying condensed consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $3,385 and $203 for the six months ended December 27, 2013 and December 28, 2012, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the six months ended December 27, 2013 and December 28, 2012.

A summary of stock option activity for the six months ended December 27, 2013 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2013 (695 exercisable)	707	$9.69
Options exercised	(3)	$1.93
Options forfeited	(1)	$6.03
Options expired	(15)	$18.62
Outstanding options as of December 27, 2013	688	$9.52	1.5	$398
Options exercisable as of December 27, 2013	678	$9.60	1.5	$367
Options vested and expected to vest as of December 27, 2013	688	$9.53	1.5	$397
Shares available for future grants	1,846

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of December 27, 2013 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $7.13 as of December 27, 2013. The total intrinsic value of options exercised for the six months ended December 27, 2013 and December 28, 2012 was $13 and $121, respectively. The total proceeds received from option exercises for the six months ended December 27, 2013 and December 28, 2012 was $5 and $146, respectively.

As of December 27, 2013, there was $16 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSA activity for the six months ended December 27, 2013 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2013	16	$5.21
Awards vested	(5)	$4.85
Non-vested awards as of December 27, 2013	11	$5.38

There were no RSA grants during the six months ended December 27, 2013. RSA grants totaled 8 shares with a total weighted-average grant date fair value of $53 during the six months ended December 28, 2012. The total fair value of RSA's vested during the six months ended December 27, 2013 and December 28, 2012 was $39 and $1,212, respectively.

As of December 27, 2013, there was $53 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the six months ended December 27, 2013 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2013	1,306	$4.87
Units granted	322	$7.85
Units vested	(572)	$4.32
Units forfeited	(7)	$5.58
Non-vested units as of December 27, 2013	1,049	$6.08

RSU grants totaled 317 and 322 shares with a total weighted-average grant date fair value of $2,489 and $2,529 during the three and six months ended December 27, 2013, respectively. There were no RSU grants during the three months ended December 28, 2012 and RSU grants totaled 276 shares with a total weighted-average grant date fair value of $2,055 during the six months ended December 28, 2012. The total fair value of RSU's vested during the three and six months ended December 27, 2013 was $1,429 and $4,279, respectively. The total fair value of RSU's vested during the three and six months ended December 28, 2012 was $1,394 and $3,237, respectively.

As of December 27, 2013, there was $5,414 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.6 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 355 shares with a total weighted-average grant date fair value of $2,827 during the six months ended December 27, 2013. These PSU's will vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2014. PSU grants totaled 399 shares with a total weighted-average grant date fair value of $2,963 during the six months ended December 28, 2012. The total fair value of PSU's vested during the three and six months ended December 27, 2013, was $38 and $2,236, respectively. The total fair value of PSU's vested during the six months ended December 28, 2012 was $2,693.

At December 27, 2013, there was $4,678 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 2.0 years.

A summary of non-vested PSU activity for the six months ended December 27, 2013 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2013	853	—	853	$5.18
Units granted	355	33	388	$7.96
Units vested	(269)	(33)	(302)	$4.18
Units forfeited	(44)	—	(44)	$7.17
Non-vested units as of December 27, 2013	895	—	895	$6.48

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 27, 2013 and December 28, 2012:

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net income applicable to TRC Companies, Inc.	$3,096	$4,123	$5,583	$8,395

Basic weighted-average common shares outstanding	29,652	28,874	29,477	28,668
Effect of dilutive stock options, RSA's, RSU's and PSU's	417	597	572	809
Diluted weighted-average common shares outstanding	30,069	29,471	30,049	29,477

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.10	$0.14	$0.19	$0.29
Diluted earnings per common share	$0.10	$0.14	$0.19	$0.28
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	2,227	2,236	2,071	2,024

Note 6. Accounts Receivable

The current portion of accounts receivable as of December 27, 2013 and June 30, 2013, were comprised of the following:

	December 27, 2013	June 30, 2013
Billed	$75,599	$64,739
Unbilled	46,909	50,483
Retainage	5,403	5,271
Total accounts receivable - gross	127,911	120,493
Less allowance for doubtful accounts	(11,179)	(11,173)
Total accounts receivable, less allowance for doubtful accounts	$116,732	$109,320

Note 7. Other Accrued Liabilities

As of December 27, 2013 and June 30, 2013, other accrued liabilities were comprised of the following:

	December 27, 2013	June 30, 2013
Contract costs	$24,411	$17,556
Legal accruals	8,384	4,850
Lease obligations	3,223	2,956
Other	7,705	6,375
Total other accrued liabilities	$43,723	$31,737

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of December 27, 2013, the Company had $31,432 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 26, 2013 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

On July 22, 2013, the Company acquired all of the outstanding stock of Utility Support Systems, Inc. ("USS"), headquartered in Douglasville, Georgia. USS provides professional engineering services primarily supporting the power/utility market. The initial purchase price of approximately $5,027 consisted of cash of $2,500 payable at closing, a second cash payment of $1,803 payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and 34 shares of the Company's common stock valued at $295 on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue ("NSR") performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $504 based on the projections and probabilities of reaching the performance goals through July 2014. Goodwill of $2,180, none of which is expected to be tax deductible, and other intangible assets of $2,056 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The estimated fair values of assets and liabilities of the USS acquisition have been recorded in the Energy operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The changes in the carrying amount of goodwill for the six months ended December 27, 2013 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	December 27,	Impairment	December 27,
Operating Segment	2013	Losses	2013	Adjustments	2013	Losses	2013
Energy	$24,954	$(14,506)	$10,448	$2,635	$27,589	$(14,506)	$13,083
Environmental	36,214	(17,865)	18,349	$—	36,214	(17,865)	18,349
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$68,392	$(39,595)	$28,797	$2,635	$71,027	$(39,595)	$31,432

Other Intangible Assets

Identifiable intangible assets as of December 27, 2013 and June 30, 2013 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 27, 2013			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$11,373	$(2,991)	$8,382	$9,349	$(1,711)	$7,638
Contract backlog	31	(26)	5	259	(194)	65
	11,404	(3,017)	8,387	9,608	(1,905)	7,703
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$11,830	$(3,017)	$8,813	$10,034	$(1,905)	$8,129

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average periods of amortization by intangible asset class is approximately 7 years for client relationship assets and 6 months for contract backlog. The amortization of intangible assets for the three and six months ended December 27, 2013 was $681 and $1,372, respectively. The amortization of intangible assets for the three and six months ended was December 28, 2012 was $227 and $457 respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2014 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2014	$1,373
2015	2,331
2016	1,843
2017	1,429
2018	993
2019 and thereafter	418
Total	$8,387

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended December 27, 2013, and therefore intangible assets were not tested for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

On April 16, 2013, the Company and substantially all of its subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with RBS Citizens, N.A. as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The Credit Agreement provides the Company with a $75,000 five-year secured revolving credit facility with a sublimit of $15,000 available for the issuance of letters of credit. Pursuant to the terms of the Credit Agreement, the Company may request an increase in the amount of the credit facility up to $95,000. The expiration date of the Credit Agreement is April 16, 2018.

Amounts outstanding under the Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of (i) $17,000 for the twelve-month period ending June 30, 2014 and (ii) $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. The Company was in compliance with the financial covenants under the Credit Agreement as of December 27, 2013.

As of December 27, 2013 and June 30, 2013, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $4,109 and $3,870 as of December 27, 2013 and June 30, 2013, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $62,836 and $58,478 as of December 27, 2013 and June 30, 2013, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $2,490 and $5,223, were $56,237 and $49,385 as of December 27, 2013 and June 30, 2013, respectively.

CAH Note Payable

In fiscal year 2007, the Company formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. The Company maintains a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3,200 which bore interest at a fixed rate of 10.0% annually. The loan was secured by the CAH property and was non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and fund the remediation of, the property. CAH entered into several modifications of the loan agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013 (See Note 10). CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013.

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., the Company entered into a one-year subordinated promissory note with the sellers pursuant to which the Company agreed to pay $1,500. The note bore interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note was due and payable on December 31, 2013. As of December 27, 2013, the balance outstanding under this loan was $1,500. The Company repaid this loan in full on December 31, 2013.

Other Notes Payable
In March 2012, the Company financed $2,195, of which $161 is being accounted for as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of December 27, 2013, the balance outstanding under this agreement was $862.
In July 2013, the Company financed $4,904 of insurance premiums payable in eleven equal monthly installments of approximately $450 each, including a finance charge of 1.99%. As of December 27, 2013, the balance outstanding under this agreement was $2,240.

Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment,

and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,916, and accumulated amortization was $745 at December 27, 2013. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	December 27, 2013	June 30, 2013
Current assets:
Cash and cash equivalents	$—	$40
Restricted investments	63	63
Total current assets	63	103
Other assets	4,344	4,344
Total assets	$4,407	$4,447
Current liabilities:
Current portion of long-term debt	$—	$2,448
Environmental remediation liabilities	5	—
Other accrued liabilities	—	13
Total current liabilities	5	2,461
Long-term environmental remediation liabilities	23	1
Total liabilities	$28	$2,462
The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended December 27, 2013, the Company has provided approximately $3,948 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 9). CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. Ultimately, the Company expects the proceeds from the sale of the property (a component of other assets in the condensed consolidated balance sheets) will be sufficient to repay any unfunded liabilities, however, to the extent the sales proceeds are insufficient to fund any remaining liabilities, the Company intends to fund CAH's obligations as they become due.

Note 11. Income Taxes

During the fourth quarter ended June 30, 2013, the Company concluded it was more likely than not that the deferred tax assets will be realized and the Company reversed the valuation allowance in the amount of $25,646. Based upon the ongoing assessment of available positive and negative evidence, the Company concluded the deferred tax assets will more likely than not be realized. As such, a valuation allowance is not required.

The Company's effective tax rate was approximately 40.3% and 5.1% for the six months ended December 27, 2013 and December 28, 2012, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate were the effect of state income taxes for the six months ended December 27, 2013; and, in the prior year, the reversal of a portion of the valuation allowance the Company maintained against its net deferred tax assets which substantially offset statutory income tax.

As of December 27, 2013, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $767. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of December 27, 2013, the Company had a tax benefit of approximately $8,573 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $3,385 was recorded to APIC as it reduced income taxes payable during the six months ended December 27, 2013.

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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended December 27, 2013:
Gross revenue	$40,106	$66,420	$16,081	$122,607
Net service revenue	34,893	44,560	11,449	90,902
Segment profit	7,301	8,764	2,018	18,083
Depreciation and amortization	792	726	108	1,626

Three months ended December 28, 2012:
Gross revenue	$31,618	$58,940	$14,142	$104,700
Net service revenue	25,872	39,493	9,699	75,064
Segment profit	5,646	7,819	1,351	14,816
Depreciation and amortization	360	537	127	1,024

	Energy	Environmental	Infrastructure	Total

Six months ended December 27, 2013:
Gross revenue	$73,570	$121,942	$32,469	$227,981
Net service revenue	63,707	82,921	24,027	170,655
Segment profit	11,405	18,111	4,825	34,341
Depreciation and amortization	1,550	1,406	212	3,168

Six months ended December 28, 2012:
Gross revenue	$63,792	$117,539	$30,227	$211,558
Net service revenue	51,515	76,869	20,945	149,329
Segment profit	11,646	14,734	3,418	29,798
Depreciation and amortization	693	1,078	249	2,020

	Three Months Ended		Six Months Ended
Gross revenue	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Gross revenue from reportable operating segments	$122,607	$104,700	$227,981	$211,558
Reconciling items (1)	(15)	(230)	1,185	1,198
Total consolidated gross revenue	$122,592	$104,470	$229,166	$212,756

Net service revenue
Net service revenue from reportable operating segments	$90,902	$75,064	$170,655	$149,329
Reconciling items (1)	229	190	1,728	1,141
Total consolidated net service revenue	$91,131	$75,254	$172,383	$150,470

Income from operations before taxes
Segment profit from reportable operating segments	$18,083	$14,816	$34,341	$29,798
Corporate shared services (2)	(11,021)	(8,864)	(21,236)	(17,789)
Stock-based compensation expense	(1,243)	(984)	(2,398)	(1,893)
Unallocated depreciation and amortization	(624)	(569)	(1,258)	(1,111)
Interest expense	(38)	(80)	(130)	(192)
Total consolidated income from operations before taxes	$5,157	$4,319	$9,319	$8,813

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$1,626	$1,024	$3,168	$2,020
Unallocated depreciation and amortization	624	569	1,258	1,111
Total consolidated depreciation and amortization	$2,250	$1,593	$4,426	$3,131

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Change in Estimate

In October 2013, the regulatory agency charged with oversight of one of the Company’s Exit Strategy contracts issued a letter requiring the Company to evaluate modifications to its current remedy. While it is premature to predict the outcome of this evaluation, the Company’s best estimate of such modifications is $12,439. As a result, the Company updated its estimate to complete during the three months ended September 27, 2013. There were no significant changes to the estimate to complete during the three months ended December 27, 2013. This adjustment resulted in a reduction of gross revenue and NSR of $5,093 and a $7,346 charge to cost of services as a provision for future losses during the six months ended December 27, 2013. Because these additional costs are covered by insurance, the Company also recorded an insurance recoverable for $12,439 during the six months ended December 27, 2013. Therefore, this change in estimate had no impact on operating income or EPS.

Note 14. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing site environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because four projects are near the term or financial limits of the insurance and one project required a material change to the remedy proposed by the Company, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these four projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) wastewater treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $25,000, of which $3,000, would be covered by insurance.

With respect to one of the projects noted above, the regulatory agency charged with oversight of the project approved a remedial plan that is more expensive than the remedy that had been proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. The Company's share of the potential remedial costs ranges from $0 to $18,000. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it will not ultimately be responsible for any material remedial costs attributed to the more costly selected remedy. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change.

The Company adjusts all of its recorded liabilities as further information develops or circumstances change. The Company is unable to accurately project the time period over which these amounts would ultimately be paid out, however the Company estimates that any potential payments could be made over a 1 to 5 year period.

Certain Exit Strategy contracts entered into by the Company involved the Company entering into consent decrees with government authorities and assuming the obligation for the settling responsible parties' statutory environmental remediation liability at the sites. The Company's expected remediation costs for the aforementioned contracts (included within current and long-term deferred revenue in the condensed consolidated balance sheets) are funded by the contract price and insured by the environmental cleanup cost cap policy (current and long-term restricted investments in the condensed consolidated balance sheets). As of December 27, 2013, the remediation for five projects has been completed. Additionally, remediation has been substantially completed at three other sites subject to the performance of routine maintenance and monitoring at those sites.

Liquidated Damages

The Company has entered into contracts which, among other things, require completion of the specified scope of work within a defined period of time. Certain of those contracts provide for the assessment of liquidated damages if certain project milestones are not met in the contractually specified time unless a schedule extension is granted pursuant to the terms of the contract. At present, the Company does not believe the assessment of liquidated damages is likely.  Nevertheless, the Company estimates the potential exposure to liquidated damages arising under those contracts could range from $0 to $4,000.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of December 27, 2013 and June 30, 2013, the Company had recorded $7,798 and $3,612, respectively, of accruals for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $6,773 and $2,425 as of December 27, 2013 and June 30, 2013, respectively.

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

Note 15. Subsequent Events

Effective January 2, 2014, the Company acquired all of the outstanding stock of EMCOR Energy Services, Inc. ("EES"), a subsidiary of EMCOR Group, Inc., headquartered in San Francisco, California. EES provides engineering and consulting services to utilities to support their energy programs in California. Services include engineering, technical review, verification, and administration of utilities’ energy efficiency programs. The initial purchase price consisted of a cash payment of $1,400, and is subject to a net working capital adjustment. EES is being integrated into the Company's Energy operating segment. Due to the limited time since the closing of the EES acquisition, the related acquisition accounting is currently incomplete. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction. The impact of this acquisition is not expected to be material to the Company's consolidated balance sheets and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended December 27, 2013 and December 28, 2012

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The three and six months ended December 27, 2013 contained the same number of business days as the same periods in the prior fiscal year.

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

Our revenue, expenses and operating results may fluctuate significantly from year to year as a result of numerous factors, including:

•	Unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

•	Seasonality of the spending cycle, notably for state and local government entities, and the spending patterns of our commercial sector clients;

•	Budget constraints experienced by our federal, state and local government clients;

•	Divestitures or discontinuance of operating units;

•	The timing and impact of acquisitions;

•	Employee hiring, utilization and turnover rates;

•	The number and significance of client contracts commenced and completed during the period;

•	Creditworthiness and solvency of clients;

•	The ability of our clients to terminate contracts without penalties;

•	Delays incurred in connection with contracts;

•	The size, scope and payment terms of contracts;

•	Contract negotiations on change orders and collection of related accounts receivable;

•	The timing of expenses incurred for corporate initiatives;

•	Competition;

•	Litigation;

•	Changes in accounting rules;

•	The credit markets and their effect on our customers; and

•	General economic or political conditions.

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

On July 22, 2013, we acquired all of the outstanding stock of Utility Support Systems, Inc. ("USS"), headquartered in Douglasville, Georgia. USS provides professional engineering services primarily supporting the power/utility market. The initial purchase price of approximately $5.0 million consisted of cash of $2.5 million payable at closing, a second cash payment of $1.8 million payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and 34 thousand shares of our common stock valued at $0.3 million on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on NSR performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.5 million based on the projections and probabilities of reaching the performance goals through July 2014.

Effective January 2, 2014, we acquired all of the outstanding stock of EMCOR Energy Services, Inc. ("EES"), a subsidiary of EMCOR Group, Inc., headquartered in San Francisco, California. EES provides engineering and consulting services to utilities to support their energy programs in California. Services include engineering, technical review, verification, and administration of utilities’ energy efficiency programs. The initial purchase price consisted of a cash payment of $1.4 million, and is subject to a net working capital adjustment. EES is being integrated into our Energy operating segment.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and six months ended December 27, 2013 and December 28, 2012:

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Energy	38%	34%	37%	35%
Environmental	49%	53%	49%	51%
Infrastructure	13%	13%	14%	14%
	100%	100%	100%	100%
Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with a favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $50.0 billion in the performance of this work over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Demand for energy efficiency services continues to be supported by increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level have expanded the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are growing our presence in the Southeast and in Texas and California where demand for services is the highest.

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

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and six months ended December 27, 2013 and December 28, 2012:

	Three Months Ended				Six Months Ended
	Dec. 27,	Dec. 28,	Change		Dec. 27,	Dec. 28,	Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Gross revenue	$122,592	$104,470	$18,122	17.3%	$229,166	$212,756	$16,410	7.7%
Less subcontractor costs and other direct reimbursable charges	31,461	29,216	2,245	7.7	56,783	62,286	(5,503)	(8.8)
Net service revenue	91,131	75,254	15,877	21.1	172,383	150,470	21,913	14.6
Interest income from contractual arrangements	(94)	83	(177)	(213.3)	(47)	128	(175)	(136.7)
Insurance recoverables and other income	305	913	(608)	(66.6)	12,605	2,657	9,948	374.4
Cost of services (exclusive of costs shown separately below)	76,389	64,564	11,825	18.3	154,787	128,250	26,537	20.7
General and administrative expenses	7,508	5,694	1,814	31.9	16,279	12,869	3,410	26.5
Depreciation and amortization	2,250	1,593	657	41.2	4,426	3,131	1,295	41.4
Operating income	5,195	4,399	796	18.1	9,449	9,005	444	4.9
Interest expense	(38)	(80)	42	(52.5)	(130)	(192)	62	(32.3)
Income from operations before taxes	5,157	4,319	838	19.4	9,319	8,813	506	5.7
Federal and state income tax provision	(2,068)	(215)	(1,853)	NM	(3,770)	(449)	(3,321)	NM
Net income	3,089	4,104	(1,015)	(24.7)	5,549	8,364	(2,815)	(33.7)
Net loss applicable to noncontrolling interest	7	19	(12)	(63.2)	34	31	3	9.7
Net income applicable to TRC Companies, Inc.	$3,096	$4,123	$(1,027)	(24.9)%	$5,583	$8,395	$(2,812)	(33.5)%

NM - Not Meaningful

Three Months Ended December 27, 2013

Gross revenue increased $18.1 million, or 17.3%, to $122.6 million for the three months ended December 27, 2013 from $104.5 million for the same period in the prior year. Organic activities accounted for $11.6 million, or 64.1%, of the growth in gross revenue, and acquisitions accounted for the remaining $6.5 million, or 35.9%, of the increase. The increase in organic gross revenue was primarily attributable to our Energy and Environmental operating segments. Organic gross revenue increased $4.3 million in our Energy operating segment, reflecting increased transmission and distribution activities from our utility clients. In our Environmental operating segment, increased demand for remediation and pipeline permitting services, contributed $5.2 million of organic gross revenue growth. The balance of the increase in organic gross revenue was in our Infrastructure operating segment, and, in particular, due to several large transportation design projects.

NSR increased $15.9 million, or 21.1%, to $91.1 million for the three months ended December 27, 2013 from $75.3 million for the same period in the prior year. Organic activities accounted for $9.8 million, or 61.6%, of the growth in NSR, and acquisitions accounted for the remaining $6.1 million, or 38.4%, of the increase. The organic NSR growth was primarily due to the same factors that led to the increase in gross revenue. NSR grew at a slightly faster pace than gross revenue due to the mix of work in our Energy operating segment. Specifically, the projects we worked on in the current year required higher levels of self-performance and less demand for subcontractor and procurement activities.

Insurance recoverables and other income decreased $0.6 million, or 66.6%, to $0.3 million for the three months ended December 27, 2013 from $0.9 million for the same period in the prior year. In the three months ended December 27, 2013, certain Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policies procured at project inception to cover, among other things, cost overruns. We did not experience the same level of estimated cost increases for the same period in the prior year.

COS increased $11.8 million, or 18.3%, to $76.4 million for the three months ended December 27, 2013 from $64.6 million for the same period in the prior year. Organic activities accounted for $6.6 million, or 55.7%, of the growth in COS, and acquisitions accounted for the remaining $5.2 million, or 44.3%, of the increase. The increase in organic COS was incurred to keep pace with the growing customer demand from our Energy and Environmental operating segment clients. To serve this increase in demand, we increased our billable headcount. This cost increase largely corresponded to the increase in NSR. As a percentage of NSR, COS was 83.8% and 85.8% for the three months ended December 27, 2013 and December 28, 2012, respectively. This decrease is largely attributable to better performance on fixed price projects in the current period as compared to the same period in the prior year.

G&A expenses increased $1.8 million, or 31.9%, to $7.5 million for the three months ended December 27, 2013 from $5.7 million for the same period in the prior year. The increase is primarily attributable to higher litigation costs and additional technology costs to support recent acquisitions. As a percentage of NSR, G&A expenses were 8.2% and 7.6% for the three months ended December 27, 2013 and December 28, 2012, respectively.

Depreciation and amortization increased $0.7 million, or 41.2%, to $2.3 million for the three months ended December 27, 2013 from $1.6 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.

Our effective tax rate was approximately 40.0% for the three months ended December 27, 2013, compared to approximately 5.0% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes for the three months ended December 27, 2013; and, in the prior year, the reversal of a portion of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

Six Months Ended December 27, 2013

Gross revenue increased $16.4 million, or 7.7%, to $229.2 million for the six months ended December 27, 2013 from $212.8 million for the same period in the prior year. Acquisitions accounted for $11.7 million, or 71.5%, of the growth in gross revenue, and organic activities accounted for the remaining $4.7 million, or 28.5%, of the increase. The organic gross revenue growth was driven, in part, by our Energy operating segment where gross revenue increased $2.7 million due to increased demand from our utility clients. In our Infrastructure operating segment, several large transportation design projects, and, to a lesser extent, increased demand from our state government business, contributed the balance of gross revenue growth for the period.

NSR increased $21.9 million, or 14.6%, to $172.4 million for the six months ended December 27, 2013 from $150.5 million for the same period in the prior year. Organic activities accounted for $12.0 million, or 54.9%, of the growth in NSR, and acquisitions accounted for the remaining $9.9 million, or 45.1%, of the increase. All three operating segments contributed to the organic growth in NSR. In our Energy operating segment, organic NSR increased $5.8 million due to increased activity on several large electric transmission and distribution projects, as well as increased self-performance on projects due to the mix of work. Also, organic NSR increased $3.1 million in our Infrastructure operating segment primarily due to increased work on several large transportation design projects. In our Environmental operating segment, increased demand for remediation and pipeline permitting services, and, to a lesser extent, strong performance on fixed price projects, contributed the balance.

Insurance recoverables and other income increased $9.9 million, or 374.4%, to $12.6 million for the six months ended December 27, 2013 from $2.7 million for the same period in the prior year. In the six months ended December 27, 2013, an Exit Strategy project had a $12.4 million estimated cost increase which is not expected to be funded by the project-specific restricted investments and, therefore, is projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. As a result, we increased insurance recoverables by $12.4 million in the first quarter to account for the projected recovery of the increased cost estimate. We did not experience the same level of estimated cost increases for the same period in the prior year.

COS increased $26.5 million, or 20.7%, to $154.8 million for the six months ended December 27, 2013 from $128.3 million for the same period in the prior year. Organic activities accounted for $17.7 million, or 66.9%, of the increase in COS and acquisitions accounted for the remaining $8.8 million, or 33.1%, of the increase. The increase was due, in part to a $6.7 million increase in contract loss reserves primarily due to the aforementioned estimated cost increase on an Exit Strategy project. This loss is projected to be recovered from the project specific insurance policy. The remainder of the increase in organic COS was incurred primarily to support projected growing customer demand from our Energy and Environmental segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 89.8% and 85.2% for the six months ended December 27, 2013 and December 28, 2012, respectively. This increase is largely attributable to the aforementioned Exit Strategy contract loss.

G&A expenses increased $3.4 million, or 26.5%, to $16.3 million for the six months ended December 27, 2013 from $12.9 million for the same period in the prior year. The increase is primarily attributable to higher litigation costs and additional technology costs to support recent acquisitions. As a percentage of NSR, G&A expenses were 9.4% and 8.6% for the six months ended December 27, 2013 and December 28, 2012, respectively.

Depreciation and amortization increased $1.3 million, or 41.4%, to $4.4 million for the six months ended December 27, 2013 from $3.1 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.

Our effective tax rate was approximately 40.3% for the six months ended December 27, 2013, compared to approximately 5.1% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes for the six months ended December 27, 2013; and, in the prior year, the reversal of a portion of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and six months ended December 27, 2013 and December 28, 2012:

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	(0.1)	0.1	—	0.1
Insurance recoverables and other income	0.3	1.2	7.3	1.8
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	83.8	85.8	89.8	85.2
General and administrative expenses	8.2	7.6	9.4	8.6
Depreciation and amortization	2.5	2.1	2.6	2.1
Total operating costs and expenses	94.5	95.5	101.8	95.9
Operating income	5.7	5.8	5.5	6.0
Interest expense	—	(0.1)	(0.1)	(0.1)
Income from operations before taxes	5.7	5.7	5.4	5.9
Federal and state income tax provision	(2.3)	(0.3)	(2.2)	(0.3)
Net income	3.4	5.5	3.2	5.6
Net loss applicable to noncontrolling interest	—	—	—	—
Net income applicable to TRC Companies, Inc.	3.4%	5.5%	3.2%	5.6%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Six Months Ended
	December 27,	December 28,	Change		December 27,	December 28,	Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Gross revenue	$40,106	$31,618	$8,488	26.8%	$73,570	$63,792	$9,778	15.3%
Net service revenue	$34,893	$25,872	$9,021	34.9%	$63,707	$51,515	$12,192	23.7%
Segment profit	$7,301	$5,646	$1,655	29.3%	$11,405	$11,646	$(241)	(2.1)%

Gross revenue increased $8.5 million, or 26.8%, and $9.8 million, or 15.3%, for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. Organic gross revenue increased $4.3 million and $2.7 million while acquisitions provided $4.2 million and $7.1 million of gross revenue growth for the three and six months ended December 27, 2013 and December 28, 2012, respectively. The growth in organic gross revenue was primarily attributable to increased demand for our services due to continued investment by our utility clients in electric transmission and distribution.

NSR increased $9.0 million, or 34.9%, and $12.2 million, or 23.7%, for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. Organic NSR increased $4.7 million and $5.8 million while acquisitions provided $4.3 million and $6.4 million of NSR growth for the three and six months ended December 27, 2013 and December 28, 2012, respectively. The increase in organic NSR was primarily the result of increased activity on electric distribution projects and increased demand due to continued investment by our utility clients.

The Energy operating segment's profit increased $1.7 million, or 29.3%, for the three months ended December 27, 2013 compared to the same period in the prior year. Organic segment profit increased by $1.6 million while acquisitions increased segment profit by $0.1 million for the three months ended December 27, 2013. Organic segment profit increased primarily due to the same factor that led to the increase in NSR. The Energy operating segment's profit decreased $0.2 million, or 2.1%, for the six months ended December 27, 2013 compared to the same period in the prior year. Organic activities increased segment profit by $0.2 million, and acquisitions decreased segment profit by $0.4 million. Current year organic segment profit was adversely impacted by an estimated cost overrun on a new project. This overrun was recorded in the first quarter of the current year. We recently secured an adjustment from our client and, therefore, did not incur losses to the same level in the current quarter. The $0.4 million loss from acquisitions was primarily due to transition and integration costs incurred in connection with the first quarter acquisition of USS. As expected, these costs did not recur to the same level in the second quarter and are not expected to recur going forward, and, as a result, the USS acquisition was accretive to segment profit during the three months ended December 27, 2013. As a percentage of NSR, the Energy operating segment's profit decreased to 20.9% from 21.8% and to 17.9% from 22.6% for the three and six months ended December 27, 2013 and December 28, 2012, respectively.

Environmental Operating Segment Results

	Three Months Ended				Six Months Ended
	December 27,	December 28,	Change		December 27,	December 28,	Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Gross revenue	$66,420	$58,940	$7,480	12.7%	$121,942	$117,539	$4,403	3.7%
Net service revenue	$44,560	$39,493	$5,067	12.8%	$82,921	$76,869	$6,052	7.9%
Segment profit	$8,764	$7,819	$945	12.1%	$18,111	$14,734	$3,377	22.9%

Gross revenue increased $7.5 million, or 12.7%, and $4.4 million, or 3.7%, for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. Organic gross revenue increased $5.2 million and decreased $0.2 million while acquisitions provided $2.3 million and $4.6 million of gross revenue growth for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. Organic gross revenue for the six months ended December 27, 2013 decreased $0.2 million primarily due to an adjustment to the estimate at completion on an Exit Strategy contract made during the first quarter of fiscal 2014, which reduced gross revenue by approximately $5.1 million. This decrease was mitigated by increased demand for our services and, in particular, increased demand for remediation and pipeline permitting services.

NSR increased $5.1 million, or 12.8%, and $6.1 million, or 7.9%, for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. Organic NSR increased $3.3 million and $2.6 million while acquisitions provided $1.8 million and $3.5 million of NSR growth for the three and six months ended December 27, 2013 and December 28, 2012, respectively. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue.

The Environmental operating segment's profit increased $0.9 million, or 12.1%, and $3.4 million, or 22.9%, for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. Organic activities accounted for $0.5 million and $2.7 million of the increase in segment profit, and acquisitions accounted for the remaining $0.4 million and $0.7 million increase in segment profit for the three and six months ended December 27, 2013 and December 28, 2012, respectively. The increase in organic segment profit was primarily attributable to the same factors that led to the increase in NSR as well as strong project performance on fixed priced projects in the current year. In particular, we experienced a loss on a large environmental project in the prior period that did not recur in the current year. As a percentage of NSR, the Environmental operating segment's profit decreased to 19.7% from 19.8% and increased to 21.8% from 19.2% for the three and six months ended December 27, 2013 and December 28, 2012, respectively.

Infrastructure Operating Segment Results

	Three Months Ended				Six Months Ended
	December 27,	December 28,	Change		December 27,	December 28,	Change
(Dollars in thousands)	2013	2012	$	%	2013	2012	$	%
Gross revenue	$16,081	$14,142	$1,939	13.7%	$32,469	$30,227	$2,242	7.4%
Net service revenue	$11,449	$9,699	$1,750	18.0%	$24,027	$20,945	$3,082	14.7%
Segment profit	$2,018	$1,351	$667	49.4%	$4,825	$3,418	$1,407	41.2%

Gross revenue increased $1.9 million, or 13.7%, and $2.2 million, or 7.4%, for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. The increase in gross revenue during the three and six months ended December 27, 2013 was primarily due to increased work on several large transportation design projects.

NSR increased $1.8 million, or 18.0%, and $3.1 million, or 14.7%, for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. The NSR growth was primarily the result of the same factor driving gross revenue growth as noted above.

The Infrastructure operating segment's profit increased $0.7 million, or 49.4%, and $1.4 million, or 41.2%, for the three and six months ended December 27, 2013, respectively, compared to the same periods in the prior year. The increase in the Infrastructure operating segment's profit for the three and six months ended December 27, 2013 was primarily due to the same factor that led to the increase in revenue as well as strong project performance on fixed priced projects in the current year. As a percentage of NSR, the Infrastructure operating segment's profit increased to 17.6% from 13.9% and to 20.1% from 16.3% for the three and six months ended December 27, 2013 and December 28, 2012, respectively.

Backlog by Operating Segment

As of December 27, 2013, our contract backlog based on gross revenue was approximately $362 million, compared to approximately $357 million as of December 28, 2012. Our contract backlog based on NSR was approximately $234 million as of December 27, 2013, compared to approximately $225 million as of December 28, 2012. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at December 27, 2013 and December 28, 2012 (in millions):

	Gross Revenue Backlog				NSR Backlog
	December 27,	December 28,	Change		December 27,	December 28,	Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%
Energy	$80	$67	$13	19.4%	$65	$53	$12	22.6%
Environmental	214	218	(4)	(1.8)%	123	122	1	0.8%
Infrastructure	68	72	(4)	(5.6)%	46	50	(4)	(8.0)%
Total	$362	$357	$5	1.4%	$234	$225	$9	4.0%

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
The following table summarizes the number of separate projects that experienced estimated contract profit revisions with an impact on contract profit relating to the revaluation of work performed in prior periods:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
(Dollars in thousands)	2013	2012	2013	2012
Number of projects	1,383	1,507	1,556	1,771
Net increase (reduction) on project profitability	$473	$(782)	$1,129	$(2,406)

Net increase (reduction) on project profitability by operating segment:
Energy	$72	$(471)	$(1,599)	$(1,232)
Environmental	395	356	2,249	(536)
Infrastructure	6	(667)	479	(638)
Total	$473	$(782)	$1,129	$(2,406)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the six months ended December 27, 2013 and December 28, 2012 (in thousands):

(Dollars in thousands)	December 27, 2013	December 28, 2012
Net cash used in operating activities	$(5,449)	$(4,545)
Net cash used in investing activities	(3,962)	(717)
Net cash used in financing activities	(179)	(469)
Cash and cash equivalents, end of period	8,546	10,830

Cash flows used in operating activities were $5.4 million for the six months ended December 27, 2013, compared to $4.5 million of cash used for the same period of the prior year. Cash used in operating assets and liabilities for the six months ended December 27, 2013 totaled $31.2 million and primarily consisted of the following: (1) an $11.3 million increase in insurance recoverables relating to environmental remediation projects; (2) a $6.5 million increase in accounts receivable related to the increase in gross revenue during the period; (3) a $6.3 million decrease in accounts payable relating to the timing of payments to vendors; and (4) a $3.0 million decrease in accrued compensation and benefits related to the payment of incentive compensation related to fiscal year 2013, partially offset by current year incentive accruals.

Cash used in operating assets and liabilities for the six months ended December 27, 2013 was offset by cash provided by operating assets and liabilities totaling $13.0 million which primarily consisted of the following: (1) a $6.5 million increase in other accrued liabilities related to increases in contract related loss reserves primarily on one Exit Strategy project that is expected to be covered by insurance; (2) a $3.0 million decrease in restricted investments related to withdrawals from restricted accounts as work is performed under Exit Strategy projects; and (3) a $1.6 million increase in deferred revenue primarily related to revenue earned on Exit Strategy projects. In addition, non-cash items for the six months ended December 27, 2013 of $7.2 million related primarily to $4.4 million for depreciation and amortization expense and $2.4 million for stock-based compensation expense.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 86 days as of December 27, 2013 from 83 days as of June 30, 2013, and was the same 86 days when compared to December 28, 2012. Our goal is to maintain DSO at less than 80 days.

Cash used in investing activities was $4.0 million for the six months ended December 27, 2013, compared to $0.7 million used in the same period of the prior year. Cash used in the current year consisted of $2.8 million for property and equipment and $2.4 million for the acquisition of USS which was partially offset by $1.2 million from restricted investments. Cash used in the prior year primarily consisted of $1.8 million for property and equipment which was partially offset by $1.1 million from restricted investments.

Cash used in financing activities was $0.2 million for the six months ended December 27, 2013, compared to cash used of $0.5 million for the same period of the prior year. Cash used consisted primarily of (1) $5.6 million for payments made on long-term debt and capital lease obligations; (2) $2.2 million used to pay tax withholding obligations on behalf of employees related to restricted stock vesting; and (3) $0.7 million for earnout and net working capital payments made on acquisitions, which was partially offset by cash provided of $4.9 million of short-term financing related to fiscal year 2014 insurance premiums and $3.4 million of excess tax benefit from stock-based awards.

Long-Term Debt

Revolving Credit Facility

On April 16, 2013, we and substantially all of our subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with RBS Citizens, N.A. as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The Credit Agreement provides us with a $75.0 million five-year secured revolving credit facility with a sublimit of $15.0 million available for the issuance of letters of credit. Pursuant to the terms of the Credit Agreement, we may request an increase in the amount of the credit facility up to $95.0 million. The expiration date of the Credit Agreement is April 16, 2018.

Amounts outstanding under the Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by our principal operating subsidiaries. The Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

Under the Credit Agreement we are required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit our leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of (i) $17.0 million for the twelve-month period ending June 30, 2014 and (ii) $20.0 million for the twelve-month periods ending June 30, 2015 and thereafter. We were in compliance with the financial covenants under the Credit Agreement as of December 27, 2013.

Management presents Consolidated EBITDA and Consolidated Adjusted EBITDA, which are non-U.S. GAAP measures, because we believe they are useful tools for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated EBITDA and Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated EBITDA and Consolidated Adjusted EBITDA are not intended to represent cash flows for the period or funds available for management's discretionary use, nor are they represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated EBITDA and Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income, net income, cash flows from operations and other measures of equal or greater importance. Consolidated EBITDA is presented below based on both the definition used in our Credit Agreement (Consolidated Adjusted EBITDA) as well as a more typical calculation method. Set forth below is a reconciliation of Net income applicable to TRC Companies, Inc.'s common shareholders to Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, to for the trailing twelve-month period ended December 27, 2013 (in thousands):

Trailing Twelve-Months Ended
(Dollars in thousands)	December 27, 2013
Net income applicable to TRC Companies, Inc.	$33,463
Interest expense	275
Federal and state income tax benefit	(14,665)
Depreciation and amortization	8,198
Net loss applicable to noncontrolling interest	(68)
Consolidated EBITDA	27,203
Less: Interest expense on excluded indebtedness	(80)
Less: Interest and penalties on federal and state income taxes	(42)
Add: Non-cash losses and expenses - Stock-Based Compensation Expense	4,337
Consolidated Adjusted EBITDA under the Credit Agreement	$31,418

The actual results as compared to the covenant requirements under the Credit Agreement as of December 27, 2013 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Minimum consolidated adjusted EBITDA	Trailing 12 months	$31,418	Must exceed	$17,000
Maximum leverage ratio	Trailing 12 months	0.21 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	6.15 to 1.00	Must exceed	1.25 to 1.00

As of December 27, 2013 and June 30, 2013, we had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $4.1 million and $3.9 million as of December 27, 2013 and June 30, 2013, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $62.8 million and $58.5 million as of December 27, 2013 and June 30, 2013, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $2.5 million and $5.2 million, were $56.2 million and $49.4 million as of December 27, 2013 and June 30, 2013, respectively.

CAH Note Payable

In fiscal year 2007, we formed a limited liability company, Center Avenue Holdings, LLC ("CAH"), to purchase and remediate certain property in New Jersey. We maintain a 70% ownership position in CAH. CAH entered into a term loan agreement with a commercial bank in the amount of approximately $3.2 million which bore interest at a fixed rate of 10.0% annually. The loan was secured by the CAH property and was non-recourse to the members of CAH. The proceeds from the loan were used to purchase, and fund the remediation of, the property. CAH entered into several modifications of the loan agreement reducing the interest rate to 6.5% and extending the maturity date until October 1, 2013. CAH repaid this loan balance in the amount of $2.4 million in full on October 1, 2013.

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., we entered into a one-year subordinated promissory note with the sellers pursuant to which we agreed to pay $1.5 million. The note bore interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note was due and payable on December 31, 2013. As of December 27, 2013, the balance outstanding under this loan was $1.5 million. We repaid this loan in full on December 31, 2013.

Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being accounted for as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of December 27, 2013, the balance outstanding under this agreement was $0.9 million.
In July 2013, we financed $4.9 million of insurance premiums payable in eleven equal monthly installments of approximately $0.45 million each, including a finance charge of 1.99%. As of December 27, 2013, the balance outstanding under this agreement was $2.2 million.

Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $1.2 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1.9 million, and accumulated amortization was $0.7 million at December 27, 2013. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 27, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 27, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended December 27, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Legal Matters in Note 14 under Part I, Item 1, Financial Information.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRC COMPANIES, INC.

February 5, 2014	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)