Form 10-Q
period 2014-03-28
TRC COMPANIES INC /DE/
filed 2014-05-07
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On April 29, 2014 there were 29,720,311 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 28, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Gross revenue	$120,836	$109,806	$350,002	$322,562
Less subcontractor costs and other direct reimbursable charges	32,755	26,762	89,538	89,048
Net service revenue	88,081	83,044	260,464	233,514
Interest income from contractual arrangements	73	58	26	186
Insurance recoverables and other income	5,008	1,068	17,613	3,725
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	80,127	70,446	234,914	198,696
General and administrative expenses	8,363	8,096	24,642	20,965
Provision for doubtful accounts	—	408	—	408
Depreciation and amortization	2,161	1,828	6,587	4,959
Total operating costs and expenses	90,651	80,778	266,143	225,028
Operating income	2,511	3,392	11,960	12,397
Interest expense	(22)	(78)	(152)	(270)
Income from operations before taxes	2,489	3,314	11,808	12,127
Federal and state income tax provision	(1,060)	(231)	(4,830)	(680)
Net income	1,429	3,083	6,978	11,447
Net loss applicable to noncontrolling interest	2	18	36	49
Net income applicable to TRC Companies, Inc.	$1,431	$3,101	$7,014	$11,496

Basic earnings per common share	$0.05	$0.11	$0.24	$0.40
Diluted earnings per common share	$0.05	$0.10	$0.23	$0.39

Weighted-average common shares outstanding:
Basic	29,691	28,998	29,549	28,778
Diluted	30,166	29,654	30,088	29,547

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$1,429	$3,083	$6,978	$11,447
Other comprehensive (loss) income
Unrealized gain on available-for-sale securities	19	122	162	243
Tax effect on unrealized gain on available-for-sale securities	(9)	—	(66)	—
Reclassification for gain included in net income	(67)	—	(98)	(15)
Tax effect on realized gain on available-for-sale securities	28	—	40	—
Total other comprehensive (loss) income	(29)	122	38	228
Comprehensive income	1,400	3,205	7,016	11,675
Comprehensive loss attributable to noncontrolling interests	2	(18)	36	(49)
Comprehensive income attributable to TRC Companies, Inc.	$1,402	$3,187	$7,052	$11,626

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 28, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,401	$18,136
Accounts receivable, less allowance for doubtful accounts	123,491	109,320
Insurance recoverable - environmental remediation	42,091	26,305
Restricted investments	4,135	5,582
Deferred income tax assets	11,917	12,518
Income taxes refundable	3,987	1,444
Prepaid expenses and other current assets	17,742	12,045
Total current assets	214,764	185,350
Property and equipment	60,391	57,005
Less accumulated depreciation and amortization	(47,045)	(43,171)
Property and equipment, net	13,346	13,834
Goodwill	31,679	28,797
Investments in and advances to unconsolidated affiliates and construction joint ventures	117	113
Long-term deferred income tax assets	5,098	6,601
Long-term restricted investments	24,055	27,580
Long-term prepaid insurance	29,235	31,497
Other assets	14,269	13,992
Total assets	$332,563	$307,764
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,533	$4,745
Current portion of capital lease obligations	565	568
Accounts payable	29,325	32,238
Accrued compensation and benefits	37,691	34,040
Deferred revenue	13,334	20,094
Environmental remediation liabilities	136	291
Other accrued liabilities	49,705	31,737
Total current liabilities	132,289	123,713
Non-current liabilities:
Long-term debt, net of current portion	134	568
Capital lease obligations, net of current portion	322	789
Income taxes payable and deferred income tax liabilities	1,063	310
Deferred revenue	73,392	68,514
Environmental remediation liabilities	6,329	6,973
Total liabilities	213,529	200,867
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 29,713,545 and 29,710,063 shares issued and outstanding, respectively, at March 28, 2014, and 29,053,301 and 29,049,819 shares issued and outstanding, respectively, at June 30, 2013	2,971	2,905
Additional paid-in capital	186,929	181,874
Accumulated deficit	(70,391)	(77,405)
Accumulated other comprehensive loss	(71)	(109)
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	119,405	107,232
Noncontrolling interest	(371)	(335)
Total equity	119,034	106,897
Total liabilities and equity	$332,563	$307,764
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$6,978	$11,447
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	6,587	4,959
Stock-based compensation expense	3,513	2,785
Provision for doubtful accounts	—	408
Other non-cash items	257	(105)
Changes in operating assets and liabilities:
Accounts receivable	(12,470)	(10,273)
Insurance recoverable - environmental remediation	(15,786)	(155)
Income taxes	(2,105)	(691)
Restricted investments	3,694	3,347
Prepaid expenses and other current assets	19	(1,068)
Long-term prepaid insurance	2,262	2,239
Other assets	518	353
Accounts payable	(2,996)	(1,732)
Accrued compensation and benefits	3,150	(1,815)
Deferred revenue	(1,882)	(7,219)
Environmental remediation liabilities	(799)	(184)
Other accrued liabilities	12,237	1,153
Net cash provided by operating activities	3,177	3,449
Cash flows from investing activities:
Additions to property and equipment	(3,757)	(2,729)
Withdrawals from restricted investments	1,441	1,713
Acquisition of businesses, net of cash acquired	(3,788)	(6,465)
Earnout and net working capital payments on acquisitions	(252)	(154)
Proceeds from sale of fixed assets	95	30
Investments in and advances to unconsolidated affiliates	(17)	(13)
Net cash used in investing activities	(6,278)	(7,618)
Cash flows from financing activities:
Payments on long-term debt and other	(8,464)	(4,458)
Payments on capital lease obligations	(470)	(374)
Proceeds from long-term debt and other	4,904	4,259
Earnout and net working capital payments on acquisitions	(872)	—
Shares repurchased to settle tax withholding obligations	(2,172)	(2,171)
Excess tax benefit from stock-based awards	3,385	203
Proceeds from exercise of stock options	55	146
Net cash used in financing activities	(3,634)	(2,395)
Decrease in cash and cash equivalents	(6,735)	(6,564)
Cash and cash equivalents, beginning of period	18,136	16,561
Cash and cash equivalents, end of period	$11,401	$9,997
Supplemental cash flow information:
Non-cash consideration for assets acquired	$1,903	$2,462
Assets acquired through capital lease obligations	—	1,161

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Shareholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	(Loss) Income	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2012	28,131	$2,813	$179,402	$(113,680)	$(184)	3	$(33)	$68,318	$(270)	$68,048

Net income	—	—	—	11,496	—	—	—	11,496	(49)	11,447
Other comprehensive income	—	—	—	—	228	—	—	228	—	228
Issuance of common stock in connection with business acquired	88	9	506	—	—	—	—	515	—	515
Exercise of stock options	34	4	142	—	—	—	—	146	—	146
Stock-based compensation	1,086	109	2,676	—	—	—	—	2,785	—	2,785
Shares repurchased to settle tax withholding obligations	(316)	(32)	(2,139)	—	—	—	—	(2,171)	—	(2,171)
Directors' deferred compensation	3	—	22	—	—	—	—	22	—	22
Excess tax benefit from stock-based awards	—	—	203	—	—	—	—	203	—	203
Balances as of March 29, 2013	29,026	$2,903	$180,812	$(102,184)	$44	3	$(33)	$81,542	$(319)	$81,223

	TRC Companies, Inc. Shareholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Shareholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2013	29,053	$2,905	$181,874	$(77,405)	$(109)	3	$(33)	$107,232	$(335)	$106,897

Net income	—	—	—	7,014	—	—	—	7,014	(36)	6,978
Other comprehensive income	—	—	—	—	38	—	—	38	—	38
Issuance of common stock	4	1	29	—	—	—	—	30	—	30
Issuance of common stock in connection with business acquired	34	3	292	—	—	—	—	295	—	295
Exercise of stock options	13	1	54	—	—	—	—	55	—	55
Stock-based compensation	898	89	3,424	—	—	—	—	3,513	—	3,513
Shares repurchased to settle tax withholding obligations	(293)	(29)	(2,162)	—	—	—	—	(2,191)	—	(2,191)
Directors' deferred compensation	5	1	33	—	—	—	—	34	—	34
Excess tax benefit from stock-based awards	—	—	3,385	—	—	—	—	3,385	—	3,385
Balances as of March 28, 2014	29,714	$2,971	$186,929	$(70,391)	$(71)	3	$(33)	$119,405	$(371)	$119,034
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2014 and March 29, 2013
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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of March 28, 2014 and June 30, 2013:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 28, 2014

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$—	$213	$—	$213
Certificates of deposit	—	209	—	209
Municipal bonds	—	752	—	752
Corporate bonds	—	338	—	338
Asset backed securities	—	138	—	138
Money market accounts and cash deposits	2,730	—	—	2,730
Total assets	$2,730	$1,650	$—	$4,380

Contingent consideration	$—	$—	$352	$352
Total liabilities	$—	$—	$352	$352
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$—	$2,767	$—	$2,767
Certificates of deposit	—	212	—	212
Municipal bonds	—	763	—	763
Corporate bonds	—	344	—	344
Asset backed securities	—	172	—	172
Money market accounts and cash deposits	831	—	—	831
Total assets	$831	$4,258	$—	$5,089

Contingent consideration	$—	$—	$1,365	$1,365
Total liabilities	$—	$—	$1,365	$1,365
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: level 2 of the fair value hierarchy. At March 28, 2014 and June 30, 2013 the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of March 28, 2014 and June 30, 2013 are included within current and long-term restricted investments on the condensed consolidated balance sheets.

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
Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The table below presents a rollforward of the contingent consideration liabilities valued using Level 3 inputs for the nine months ended March 28, 2014:

Balance at June 30, 2013	$1,365
Additions for fiscal year 2014 acquisitions	504
Reduction of liability for payments made	(567)
Reduction of liability related to re-measurement of fair value	(950)
Balance at March 28, 2014	$352

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

During the three and nine months ended March 28, 2014 and March 29, 2013, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Cost of services	$515	$344	$1,603	$1,172
General and administrative expenses	600	548	1,910	1,613
Total stock-based compensation expense	$1,115	$892	$3,513	$2,785

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the accompanying condensed consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $3,385 and $203 for the nine months ended March 28, 2014 and March 29, 2013, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the nine months ended March 28, 2014 and March 29, 2013.

A summary of stock option activity for the nine months ended March 28, 2014 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2013 (695 exercisable)	707	$9.69
Options exercised	(13)	$4.46
Options forfeited	(1)	$6.03
Options expired	(15)	$18.62
Outstanding options as of March 28, 2014	678	$9.59	1.3	$260
Options exercisable as of March 28, 2014	672	$9.63	1.3	$250
Options vested and expected to vest as of March 28, 2014	678	$9.59	1.3	$260
Shares available for future grants	1,835

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of March 28, 2014 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.36 as of March 28, 2014. The total intrinsic value of options exercised for the three and nine months ended March 28, 2014 was $20 and $33, respectively. The total proceeds received from option exercises for the three and nine months ended March 28, 2014 was $51 and $55, respectively. The total intrinsic value of options exercised for the nine months ended March 29, 2013 was $121. The total proceeds received from option exercises for the nine months ended March 29, 2013 was $146.

As of March 28, 2014, there was $13 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSA activity for the nine months ended March 28, 2014 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Non-vested awards as of June 30, 2013	16	$5.21
Awards vested	(5)	$4.85
Non-vested awards as of March 28, 2014	11	$5.38

There were no RSA grants during the nine months ended March 28, 2014. RSA grants totaled 8 shares with a total weighted-average grant date fair value of $53 during the nine months ended March 29, 2013. The total fair value of RSA's vested during the nine months ended March 28, 2014 and March 29, 2013 was $39 and $1,322, respectively.

As of March 28, 2014, there was $48 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the nine months ended March 28, 2014 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2013	1,306	$4.87
Units granted	336	$7.81
Units vested	(590)	$4.41
Units forfeited	(8)	$5.58
Non-vested units as of March 28, 2014	1,044	$6.07

RSU grants totaled 14 and 336 shares with a total weighted-average grant date fair value of $93 and $2,622 during the three and nine months ended March 28, 2014, respectively. There were 100 and 376 RSU grants with a total weighted-average grant date fair value of $591 and $2,646 during the three and nine months ended March 29, 2013, respectively. The total fair value of RSU's vested during the three and nine months ended March 28, 2014 was $128 and $4,407, respectively. The total fair value of RSU's vested during the three and nine months ended March 29, 2013 was $132 and $3,369, respectively.

As of March 28, 2014, there was $4,863 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.5 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 355 shares with a total weighted-average grant date fair value of $2,827 during the nine months ended March 28, 2014. These PSU's will vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2014. PSU grants totaled 399 shares with a total weighted-average grant date fair value of $2,963 during the nine months ended March 29, 2013. The total fair value of PSU's vested during the nine months ended March 28, 2014, was $2,234. The total fair value of PSU's vested during the nine months ended March 29, 2013 was $2,693.

At March 28, 2014, there was $4,215 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of non-vested PSU activity for the nine months ended March 28, 2014 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2013	853	—	853	$5.18
Units granted	355	33	388	$7.96
Units vested	(269)	(33)	(302)	$4.18
Units forfeited	(44)	—	(44)	$7.17
Non-vested units as of March 28, 2014	895	—	895	$6.48

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 28, 2014 and March 29, 2013:

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income applicable to TRC Companies, Inc.	$1,431	$3,101	$7,014	$11,496

Basic weighted-average common shares outstanding	29,691	28,998	29,549	28,778
Effect of dilutive stock options, RSA's, RSU's and PSU's	475	656	539	769
Diluted weighted-average common shares outstanding	30,166	29,654	30,088	29,547

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.05	$0.11	$0.24	$0.40
Diluted earnings per common share	$0.05	$0.10	$0.23	$0.39
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	2,153	2,230	2,088	2,118

Note 6. Accounts Receivable

The current portion of accounts receivable as of March 28, 2014 and June 30, 2013, were comprised of the following:

	March 28, 2014	June 30, 2013
Billed	$73,575	$64,739
Unbilled	53,603	50,483
Retainage	5,206	5,271
Total accounts receivable - gross	132,384	120,493
Less allowance for doubtful accounts	(8,893)	(11,173)
Total accounts receivable, less allowance for doubtful accounts	$123,491	$109,320

Note 7. Other Accrued Liabilities

As of March 28, 2014 and June 30, 2013, other accrued liabilities were comprised of the following:

	March 28, 2014	June 30, 2013
Contract costs	$27,489	$17,556
Legal accruals	9,565	4,850
Lease obligations	3,299	2,956
Other	9,352	6,375
Total other accrued liabilities	$49,705	$31,737

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of March 28, 2014, the Company had $31,679 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 26, 2013 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

On January 2, 2014, the Company acquired all of the outstanding stock of EMCOR Energy Services, Inc. ("EES"), a subsidiary of EMCOR Group, Inc., headquartered in San Francisco, California. EES provides engineering and related consulting services to utilities to support their energy programs in California. Services include engineering, technical review, verification, and administration of utilities’ energy efficiency programs. The initial purchase price of $1,644 consisted of a cash payment of $1,400, and a $244 net working capital adjustment. EES is being integrated into the Company's Energy operating segment. Goodwill of $247, none of which is expected to be tax deductible, and other intangible assets of $861 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the EES acquisition have been recorded in the Energy operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

On July 22, 2013, the Company acquired all of the outstanding stock of Utility Support Systems, Inc. ("USS"), headquartered in Douglasville, Georgia. USS provides engineering and related services primarily supporting the power/utility market. The initial purchase price of approximately $5,027 consisted of cash of $2,500 payable at closing, a second cash payment of $1,803 payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and 34 shares of the Company's common stock valued at $295 on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue ("NSR") performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $504 based on the projections and probabilities of reaching the performance goals through July 2014. Goodwill of $2,180, none of which is expected to be tax deductible, and other intangible assets of $2,056 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the USS acquisition have been recorded in the Energy operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The changes in the carrying amount of goodwill for the nine months ended March 28, 2014 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	March 28,	Impairment	March 28,
Operating Segment	2013	Losses	2013	Adjustments	2014	Losses	2014
Energy	$24,954	$(14,506)	$10,448	$2,882	$27,836	$(14,506)	$13,330
Environmental	36,214	(17,865)	18,349	$—	36,214	(17,865)	18,349
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$68,392	$(39,595)	$28,797	$2,882	$71,274	$(39,595)	$31,679

Other Intangible Assets

Identifiable intangible assets as of March 28, 2014 and June 30, 2013 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 28, 2014			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$12,125	$(3,700)	$8,425	$9,349	$(1,711)	$7,638
Contract backlog	110	(41)	69	259	(194)	65
	12,235	(3,741)	8,494	9,608	(1,905)	7,703
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$12,661	$(3,741)	$8,920	$10,034	$(1,905)	$8,129

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.
Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average periods of amortization by intangible asset class is approximately 7 years for client relationship assets and 8 months for contract backlog. The amortization of intangible assets for the three and nine months ended March 28, 2014 was $755 and $2,127, respectively. The amortization of intangible assets for the three and nine months ended was March 29, 2013 was $570 and $1,027 respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2014 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2014	$741
2015	2,483
2016	1,999
2017	1,564
2018	1,112
2019 and thereafter	595
Total	$8,494

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended March 28, 2014, and therefore intangible assets were not tested for impairment.

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

Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of (i) $17,000 for the twelve-month period ending June 30, 2014 and (ii) $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. The Company was in compliance with the financial covenants under the Credit Agreement as of March 28, 2014.

As of March 28, 2014 and June 30, 2013, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $4,109 and $3,870 as of March 28, 2014 and June 30, 2013, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $62,194 and $58,478 as of March 28, 2014 and June 30, 2013, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $846 and $5,223, were $57,239 and $49,385 as of March 28, 2014 and June 30, 2013, respectively.

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

HMG Note Payable

In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., the Company entered into a one-year subordinated promissory note with the sellers pursuant to which the Company agreed to pay $1,500. The note bore interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note was due and payable on December 31, 2013. The Company repaid this loan balance in the amount of $1,500 in full on December 31, 2013.

Other Notes Payable

In March 2012, the Company financed $2,195, of which $161 is being accounted for as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of March 28, 2014, the balance outstanding under this agreement was $521.

In July 2013, the Company financed $4,904 of insurance premiums payable in eleven equal monthly installments of approximately $450 each, including a finance charge of 1.99%. As of March 28, 2014, the balance outstanding under this agreement was $898.

Capital Lease Obligations

During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,916, and accumulated amortization was $928 at March 28, 2014. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	March 28, 2014	June 30, 2013
Current assets:
Cash and cash equivalents	$—	$40
Restricted investments	63	63
Total current assets	63	103
Other assets	4,344	4,344
Total assets	$4,407	$4,447
Current liabilities:
Current portion of long-term debt	$—	$2,448
Environmental remediation liabilities	5	—
Other accrued liabilities	—	13
Total current liabilities	5	2,461
Long-term environmental remediation liabilities	17	1
Total liabilities	$22	$2,462
The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended March 28, 2014, the Company has provided approximately $3,962 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 9). CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.

Note 11. Income Taxes

During the fourth quarter ended June 30, 2013, the Company concluded it was more likely than not that its deferred tax assets would be realized and the Company reversed the valuation allowance in the amount of $25,646. Based upon an assessment of available positive and negative evidence, the Company concluded its deferred tax assets would more likely than not be realized. As such, a valuation allowance was not established at the period ended March 28, 2014.

The Company's effective tax rate was approximately 40.8% and 5.6% for the nine months ended March 28, 2014 and March 29, 2013, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate were the effect of state income taxes for the nine months ended March 28, 2014; and, in the prior year, the reversal of a portion of the valuation allowance the Company maintained against its net deferred tax assets which substantially offset statutory income tax.

As of March 28, 2014, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $1,063. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of March 28, 2014, the Company had a tax benefit of approximately $8,573 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $3,385 was recorded to APIC as it reduced income taxes payable during the nine months ended March 28, 2014.

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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended March 28, 2014:
Gross revenue	$44,480	$60,750	$14,223	$119,453
Net service revenue	34,632	41,939	10,403	86,974
Segment profit	7,908	7,787	1,413	17,108
Depreciation and amortization	835	633	106	1,574

Three months ended March 29, 2013:
Gross revenue	$34,505	$59,664	$14,794	$108,963
Net service revenue	29,145	41,423	11,604	82,172
Segment profit	5,185	7,253	2,788	15,226
Depreciation and amortization	564	651	95	1,310

	Energy	Environmental	Infrastructure	Total

Nine months ended March 28, 2014:
Gross revenue	$118,050	$182,692	$46,692	$347,434
Net service revenue	98,339	124,860	34,430	257,629
Segment profit	19,313	25,898	6,238	51,449
Depreciation and amortization	2,385	2,039	318	4,742

Nine months ended March 29, 2013:
Gross revenue	$98,297	$177,203	$45,021	$320,521
Net service revenue	80,660	118,292	32,549	231,501
Segment profit	16,831	21,987	6,206	45,024
Depreciation and amortization	1,257	1,729	344	3,330

	Three Months Ended		Nine Months Ended
Gross revenue	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Gross revenue from reportable operating segments	$119,453	$108,963	$347,434	$320,521
Reconciling items (1)	1,383	843	2,568	2,041
Total consolidated gross revenue	$120,836	$109,806	$350,002	$322,562

Net service revenue
Net service revenue from reportable operating segments	$86,974	$82,172	$257,629	$231,501
Reconciling items (1)	1,107	872	2,835	2,013
Total consolidated net service revenue	$88,081	$83,044	$260,464	$233,514

Income from operations before taxes
Segment profit from reportable operating segments	$17,108	$15,226	$51,449	$45,024
Corporate shared services (2)	(12,895)	(10,424)	(34,131)	(28,213)
Stock-based compensation expense	(1,115)	(892)	(3,513)	(2,785)
Unallocated depreciation and amortization	(587)	(518)	(1,845)	(1,629)
Interest expense	(22)	(78)	(152)	(270)
Total consolidated income from operations before taxes	$2,489	$3,314	$11,808	$12,127

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$1,574	$1,310	$4,742	$3,330
Unallocated depreciation and amortization	587	518	1,845	1,629
Total consolidated depreciation and amortization	$2,161	$1,828	$6,587	$4,959

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Change in Estimate

In October 2013, the regulatory agency charged with oversight of one of the Company’s Exit Strategy projects issued a letter requiring the Company to evaluate modifications to its current site remedy. While it is premature to predict the outcome of this evaluation, the Company’s best estimate of such modifications is $12,439. As a result, the Company updated its estimate to complete for this project during the three months ended September 27, 2013. There were no other significant changes to the estimate to complete for this project since that time. This adjustment resulted in a reduction of gross revenue and NSR of $5,093 and a $7,346 charge to cost of services as a provision for future losses during the nine months ended March 28, 2014. Because these additional costs are covered by insurance, the Company also recorded an insurance recoverable of $12,439 during the nine months ended March 28, 2014. Therefore, this change in estimate had no impact on operating income or EPS.

In February 2014, the regulatory agency charged with oversight of another one of the Company’s Exit Strategy projects requested the addition of a significant alternative remedy with respect to a supplemental feasibility study. While the Company cannot predict which alternative will ultimately be chosen by the regulatory agency, the Company’s best estimate of potential modifications is $4,877. As a result, the Company updated its estimate to complete for this project during the three months ended March 28, 2014. This adjustment resulted in a reduction of gross revenue and NSR of $1,855 and a $3,022 charge to cost of services as a provision for future losses during the three and nine months ended March 28, 2014. Because these additional costs are covered by insurance, the Company also recorded an insurance recoverable of $4,877 during the three and nine months ended March 28, 2014. Therefore, this change in estimate had no impact on operating income or EPS.

Note 14. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) wastewater treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $25,000, of which $4,000, would be covered by insurance.

With respect to one of the projects noted above, the regulatory agency charged with oversight of the project approved a remedial plan that is more expensive than the remedy that had been proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. The Company's share of the potential remedial costs ranges from $0 to $18,000. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it will not ultimately be responsible for any material remedial costs attributable to the more costly selected remedy. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change.

The Company adjusts all of its recorded liabilities as further information develops or circumstances change. The Company is unable to accurately project the time period over which these amounts would ultimately be paid out, however the Company estimates that any potential payments could be made over a 1 to 5 year period.

Contract Damages

The Company has entered into contracts which, among other things, require completion of the specified scope of work within a defined period of time or a defined budget. Certain of those contracts provide for the assessment of liquidated or other damages if certain project objectives are not met pursuant to the terms of the contract. At present, the Company does not believe a material assessment of such damages is reasonably possible.

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

TRC Environmental Corporation v. LVI Group Services, Inc., United States District Court for the Western District of Texas, Austin Division 2014. TRC was the prime contractor on a project to demolish and decommission a power plant in Austin, Texas. LVI was a subcontractor on that project, and TRC sued LVI for approximately $3,000 for breaches in connection with LVI’s work. LVI recently filed a number of responsive pleadings in this lawsuit including a counterclaim for approximately $9,600. TRC believes that its claims against LVI are meritorious and that LVI’s counterclaim is without merit. Nevertheless, an adverse determination on LVI’s counterclaim could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of March 28, 2014 and June 30, 2013, the Company had recorded $8,994 and $3,612, respectively, of accruals for probable and estimable liabilities related to the litigation-related losses in which the Company was then involved. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $7,717 and $2,425 as of March 28, 2014 and June 30, 2013, respectively.

The Company periodically adjusts the amount of such accruals when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $12,500, of which $2,000 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended March 28, 2014 and March 29, 2013

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The three and nine months ended March 28, 2014 contained the same number of business days as the same periods in the prior fiscal year.

The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as "may", "expects", "plans", "anticipates", "believes", "estimates", or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors described in the sections captioned "Critical Accounting Policies" and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as well as in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

Overview

We are a firm that provides integrated engineering, consulting, and construction management services. Our project teams help our commercial and governmental clients implement environmental, energy and infrastructure projects from initial concept to delivery and operation. We provide our services almost entirely in the United States of America.

We generate revenue and cash flows from fees for professional and technical services. As a service company, we are more labor-intensive than capital-intensive. Our revenue and cash flow is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding service to our clients and execute projects successfully. Our income from operations is derived from our ability to generate revenue under our contracts in excess of our direct costs, subcontractor costs, other contract costs, and general and administrative ("G&A") expenses.

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

Our revenue, expenses and operating results may fluctuate significantly from year to year as a result of numerous factors, including:

•	Unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

•	Seasonality of the spending cycle, notably for state and local government entities, and the spending patterns of our commercial sector clients;

•	Budget constraints experienced by our federal, state and local government clients;

•	Divestitures or discontinuance of operating units;

•	The timing and impact of acquisitions;

•	Employee hiring, utilization and turnover rates;

•	The number and significance of client contracts commenced and completed during the period;

•	Creditworthiness and solvency of clients;

•	The ability of our clients to terminate contracts without penalties;

•	Delays incurred in connection with contracts;

•	The size, scope and payment terms of contracts;

•	Contract negotiations on change orders and collection of related accounts receivable;

•	The timing of expenses incurred for corporate initiatives;

•	Competition;

•	Litigation;

•	Changes in accounting rules;

•	The credit markets and their effect on our customers;

•	General economic or political conditions; and

•	Employee expenses such as medical and other benefits.

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
Acquisitions

We continuously evaluate the marketplace for strategic acquisition opportunities. A fundamental component of our profitable growth strategy is to pursue acquisitions that will expand our platform in key U.S. markets. Where the impact of acquisitions is noted in discussing results, it refers to acquisitions effected within the last twelve months of the end of the relevant period.

On January 2, 2014, we acquired all of the outstanding stock of EMCOR Energy Services, Inc. ("EES"), a subsidiary of EMCOR Group, Inc., headquartered in San Francisco, California. EES provides engineering and related consulting services to utilities to support their energy programs in California. Services include engineering, technical review, verification, and administration of utilities’ energy efficiency programs. The initial purchase price of $1.6 million consisted of a cash payment of $1.4 million, and a $0.2 million net working capital adjustment. EES is being integrated into our Energy operating segment. Goodwill of $0.2 million, none of which is expected to be tax deductible, and other intangible assets of $0.9 million were recorded as a result of this acquisition.

On July 22, 2013, we acquired all of the outstanding stock of Utility Support Systems, Inc. ("USS"), headquartered in Douglasville, Georgia. USS provides engineering and related services primarily supporting the power/utility market. The initial purchase price of approximately $5.0 million consisted of cash of $2.5 million payable at closing, a second cash payment of $1.8 million payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and 34 thousand shares of our common stock valued at $0.3 million on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on NSR performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.5 million based on the projections and probabilities of reaching the performance goals through July 2014. Goodwill of $2.2 million, none of which is expected to be tax deductible, and other intangible assets of $2.1 million were recorded as a result of this acquisition.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 28, 2014 and March 29, 2013:

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Energy	40%	36%	38%	35%
Environmental	48%	50%	49%	51%
Infrastructure	12%	14%	13%	14%
	100%	100%	100%	100%
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

Infrastructure: Demand for infrastructure services is expected to continue to be flat to slightly negative for fiscal year 2014. The overall infrastructure construction markets have benefited from the federal funding certainty provided by the MAP-21 federal transportation bill that was signed into law in July 2012 and expires September 30, 2014. As a result of increased tax revenues and improved budgets, many states are moving forward with additional funding for infrastructure improvement programs, although certain states continue to experience budget challenges and are more dependent on federal or private funding mechanisms. The states continue to face long-term infrastructure needs, including the need for maintenance, repair and upgrade of the existing critical infrastructure as well as the need to build new facilities. In addition, U.S. macroeconomic factors may help drive infrastructure investment as additional public and private funding sources are created. A new $302 billion, four year transportation bill was proposed by the Obama administration - the bill would also potentially address new funding sources as interstate highway tolling.

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

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and nine months ended March 28, 2014 and March 29, 2013:

	Three Months Ended				Nine Months Ended
	Mar. 28,	Mar. 29,	Change		Mar. 28,	Mar. 29,	Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Gross revenue	$120,836	$109,806	$11,030	10.0%	$350,002	$322,562	$27,440	8.5%
Less subcontractor costs and other direct reimbursable charges	32,755	26,762	5,993	22.4	89,538	89,048	490	0.6
Net service revenue	88,081	83,044	5,037	6.1	260,464	233,514	26,950	11.5
Interest income from contractual arrangements	73	58	15	25.9	26	186	(160)	(86.0)
Insurance recoverables and other income	5,008	1,068	3,940	368.9	17,613	3,725	13,888	372.8
Cost of services (exclusive of costs shown separately below)	80,127	70,446	9,681	13.7	234,914	198,696	36,218	18.2
General and administrative expenses	8,363	8,096	267	3.3	24,642	20,965	3,677	17.5
Provision for doubtful accounts	—	408	(408)	(100.0)	—	408	(408)	(100.0)
Depreciation and amortization	2,161	1,828	333	18.2	6,587	4,959	1,628	32.8
Operating income	2,511	3,392	(881)	(26.0)	11,960	12,397	(437)	(3.5)
Interest expense	(22)	(78)	56	(71.8)	(152)	(270)	118	(43.7)
Income from operations before taxes	2,489	3,314	(825)	(24.9)	11,808	12,127	(319)	(2.6)
Federal and state income tax provision	(1,060)	(231)	(829)	358.9	(4,830)	(680)	(4,150)	610.3
Net income	1,429	3,083	(1,654)	(53.6)	6,978	11,447	(4,469)	(39.0)
Net loss applicable to noncontrolling interest	2	18	(16)	(88.9)	36	49	(13)	(26.5)
Net income applicable to TRC Companies, Inc.	$1,431	$3,101	$(1,670)	(53.9)%	$7,014	$11,496	$(4,482)	(39.0)%

Three Months Ended March 28, 2014

Gross revenue increased $11.0 million, or 10.0%, to $120.8 million for the three months ended March 28, 2014 from $109.8 million for the same period in the prior year. Organic activities accounted for $7.3 million, or 66.0%, of the growth in gross revenue, and acquisitions accounted for the remaining $3.7 million, or 34.0%, of the increase. The increase in organic gross revenue was primarily driven by our Energy operating segment. Organic gross revenue increased $6.6 million in our Energy operating segment, reflecting increased transmission and distribution activities from our utility clients.

NSR increased $5.0 million, or 6.1%, to $88.1 million for the three months ended March 28, 2014 from $83.0 million for the same period in the prior year. Acquisitions accounted for $3.2 million, or 64.0%, of the growth in NSR, and organic activities accounted for the remaining $1.8 million, or 36.0%, of the increase. Organic NSR increased $2.5 million in our Energy operating segment, primarily due to the same factors that led to the increase in gross revenue. By contrast, current quarter organic NSR remained flat in our Environmental operating segment and declined in our Infrastructure operating segment. NSR for those operating segments was adversely impacted by the unfavorable winter weather, particularly for our locations in the Northeast, Midwest and Mid-Atlantic regions. Throughout the winter, our project field work was meaningfully limited in comparison to the same period of the prior year. These occurrences resulted in fewer billable hours worked on projects and, correspondingly, less NSR and profit recognized. We estimate the weather related impact was approximately $1.4 million and $0.3 million to our Environmental operating segment and Infrastructure operating segment, respectively, in the quarter.

Insurance recoverables and other income increased $3.9 million, or 368.9%, to $5.0 million for the three months ended March 28, 2014 from $1.1 million for the same period in the prior year. In the three months ended March 28, 2014, an Exit Strategy project had an estimated cost increase which is not expected to be funded by the project-specific restricted investments and, therefore, is projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, cost overruns. We did not experience the same level of estimated cost increases for the same period in the prior year.

COS increased $9.7 million, or 13.7%, to $80.1 million for the three months ended March 28, 2014 from $70.4 million for the same period in the prior year. Organic activities accounted for $6.5 million, or 67.2%, of the growth in COS, and acquisitions accounted for the remaining $3.2 million, or 32.8%, of the increase. The increase in organic COS was due, in part, to $2.7 million of estimated cost increases on certain Exit Strategy projects. These additional costs are projected to be recovered from the project specific insurance policies and, therefore, are offset by the aforementioned increase to insurance recoverables, resulting in no impact to operating income. Fringe benefit costs also contributed to the increase in organic COS, and, in particular, health insurance costs increased $1.8 million in the current quarter as compared to the same period in the prior year. The Company is self-insured for the first $150 thousand of health claims per employee each year. Consequently, employee health insurance costs can vary significantly from period to period, and in the current quarter we experienced a higher level of costs. The remainder of the increase in organic COS was incurred to keep pace with the growing customer demand from our Energy and Environmental operating segment clients. To serve this increase in demand, we increased our billable headcount. These increased headcount costs did not correspond to the increase in NSR due to the severe weather which limited revenue in the current quarter. As a percentage of NSR, COS were 91.0% and 84.8% for the three months ended March 28, 2014 and March 29, 2013, respectively.

G&A expenses increased $0.3 million, or 3.3%, to $8.4 million for the three months ended March 28, 2014 from $8.1 million for the same period in the prior year. The increase is primarily attributable to additional technology costs to support recent acquisitions as well as additional investments in our safety and quality programs. As a percentage of NSR, G&A expenses were 9.5% and 9.7% for the three months ended March 28, 2014 and March 29, 2013, respectively.

Depreciation and amortization increased $0.3 million, or 18.2%, to $2.2 million for the three months ended March 28, 2014 from $1.8 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.

Our effective tax rate was approximately 42.6% for the three months ended March 28, 2014, compared to approximately 7.0% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes for the three months ended March 28, 2014, and, in the prior year, the reversal of a portion of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

Nine Months Ended March 28, 2014

Gross revenue increased $27.4 million, or 8.5%, to $350.0 million for the nine months ended March 28, 2014 from $322.6 million for the same period in the prior year. Acquisitions accounted for $15.5 million, or 56.4%, of the growth in gross revenue, and organic activities accounted for the remaining $11.9 million, or 43.6%, of the increase. The organic gross revenue growth was primarily driven by our Energy operating segment where organic gross revenue increased $9.2 million due to increased demand from our utility clients. In our Infrastructure operating segment, several large transportation design projects, and, to a lesser extent, increased demand from our state government clients, contributed $1.7 million of organic gross revenue growth for the period.

NSR increased $27.0 million, or 11.5%, to $260.5 million for the nine months ended March 28, 2014 from $233.5 million for the same period in the prior year. Organic activities accounted for $13.9 million, or 51.4%, of the growth in NSR, and acquisitions accounted for the remaining $13.1 million, or 48.6%, of the increase. As aforementioned, we experienced significant weather related downtime in the current quarter, particularly in our Environmental and Infrastructure operating segments. Nevertheless, all three operating segments contributed to the organic growth in NSR during the nine months ended March 28, 2014. In our Energy operating segment, organic NSR increased $8.3 million due to increased activity on several large electric transmission and distribution projects. In our Environmental operating segment, organic NSR increased $2.8 million due to increased demand for remediation and pipeline permitting services, and, to a lesser extent, strong performance on fixed price projects. Also, organic NSR increased $1.9 million in our Infrastructure operating segment primarily due to increased work on several large transportation design projects.

Insurance recoverables and other income increased $13.9 million, or 372.8%, to $17.6 million for the nine months ended March 28, 2014 from $3.7 million for the same period in the prior year. In the nine months ended March 28, 2014, certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. In particular, we increased insurance recoverables by $12.4 million in the first quarter on one project, and increased insurance recoverables by $4.9 million in the third quarter on another project to account for the projected recoveries of the increased cost estimates. We did not experience the same level of estimated cost increases in the prior year.

COS increased $36.2 million, or 18.2%, to $234.9 million for the nine months ended March 28, 2014 from $198.7 million for the same period in the prior year. Organic activities accounted for $24.3 million, or 67.0%, of the increase in COS, and acquisitions accounted for the remaining $11.9 million, or 33.0%, of the increase. The increase in organic COS was due, in part, to $9.9 million of estimated cost increases on certain Exit Strategy projects. These additional costs are projected to be recovered from the project specific insurance policies and, therefore, are offset by the aforementioned increase to insurance recoverables, resulting in no impact to operating income. Fringe benefit costs also contributed to the increase in organic COS, and, in particular, health insurance costs increased $2.2 million in the current year as compared to the same period in the prior year. The remainder of the increase in organic COS was incurred primarily to support projected growing customer demand from our Energy and Environmental segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS were 90.2% and 85.1% for the nine months ended March 28, 2014 and March 29, 2013, respectively. This increase is largely attributable to the aforementioned Exit Strategy contract loss reserves.

G&A expenses increased $3.7 million, or 17.5%, to $24.6 million for the nine months ended March 28, 2014 from $21.0 million for the same period in the prior year. The increase is primarily attributable to higher litigation costs, fringe benefit costs, additional technology costs to support recent acquisitions, and additional investments in our safety and quality programs. As a percentage of NSR, G&A expenses were 9.5% and 9.0% for the nine months ended March 28, 2014 and March 29, 2013, respectively.

Depreciation and amortization increased $1.6 million, or 32.8%, to $6.6 million for the nine months ended March 28, 2014 from $5.0 million for the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.

Our effective tax rate was approximately 40.8% for the nine months ended March 28, 2014, compared to approximately 5.6% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes for the nine months ended March 28, 2014, and, in the prior year, the reversal of a portion of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and nine months ended March 28, 2014 and March 29, 2013:

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	0.1	0.1	—	0.1
Insurance recoverables and other income	5.7	1.3	6.8	1.6
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	91.0	84.8	90.2	85.1
General and administrative expenses	9.5	9.7	9.5	9.0
Provision for doubtful accounts	—	0.5	—	0.2
Depreciation and amortization	2.5	2.2	2.5	2.1
Total operating costs and expenses	102.9	97.3	102.2	96.4
Operating income	2.9	4.1	4.6	5.3
Interest expense	—	(0.1)	(0.1)	(0.1)
Income from operations before taxes	2.8	4.0	4.5	5.2
Federal and state income tax provision	(1.2)	(0.3)	(1.9)	(0.3)
Net income	1.6	3.7	2.7	4.9
Net loss applicable to noncontrolling interest	—	—	—	—
Net income applicable to TRC Companies, Inc.	1.6%	3.7%	2.7%	4.9%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 28,	March 29,	Change		March 28,	March 29,	Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Gross revenue	$44,480	$34,505	$9,975	28.9%	$118,050	$98,297	$19,753	20.1%
Net service revenue	$34,632	$29,145	$5,487	18.8%	$98,339	$80,660	$17,679	21.9%
Segment profit	$7,908	$5,185	$2,723	52.5%	$19,313	$16,831	$2,482	14.7%

Gross revenue increased $10.0 million, or 28.9%, and $19.8 million, or 20.1%, for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. Organic gross revenue increased $6.6 million and $9.2 million while acquisitions provided $3.4 million and $10.5 million of gross revenue growth for the three and nine months ended March 28, 2014 and March 29, 2013, respectively. The growth in organic gross revenue was primarily attributable to increased demand for our services due to continued investment by our utility clients in electric transmission and distribution as well as increased demand for testing and commissioning services.

NSR increased $5.5 million, or 18.8%, and $17.7 million, or 21.9%, for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. Organic NSR increased $2.5 million and $8.3 million while acquisitions provided $3.0 million and $9.4 million of NSR growth for the three and nine months ended March 28, 2014 and March 29, 2013, respectively. The increase in organic NSR was primarily the result of increased demand due to continued investment by our utility clients especially on electric distribution projects.

The Energy operating segment's profit increased $2.7 million, or 52.5%, and $2.5 million, or 14.7%, for the three and nine months ended March 28, 2014 compared to the same periods in the prior year. Organic segment profit increased by $2.9 million and $3.1 million while acquisitions decreased segment profit by $0.2 million and $0.6 million for the three and nine months ended March 28, 2014. Organic segment profit increased in the current quarter, primarily due to the same factor that led to the increase in NSR as well as improved alignment of costs to our revenue base through reductions of indirect labor and incentive costs. In the three months ended March 29, 2013, we recorded a $1.2 million performance-based incentive award fee on a large energy efficiency project. We did not record incentive fees at the same level in the current quarter. The loss from acquisitions in both the three and nine month periods was primarily due to costs associated with the transition and integration of two acquisitions made in the current year as well as costs incurred in connection with voluntary and involuntary employee departures from a prior year acquisition. As a percentage of NSR, the Energy operating segment's profit increased to 22.8% from 17.8% and decreased to 19.6% from 20.9% for the three and nine months ended March 28, 2014 and March 29, 2013, respectively.

Environmental Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 28,	March 29,	Change		March 28,	March 29,	Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Gross revenue	$60,750	$59,664	$1,086	1.8%	$182,692	$177,203	$5,489	3.1%
Net service revenue	$41,939	$41,423	$516	1.2%	$124,860	$118,292	$6,568	5.6%
Segment profit	$7,787	$7,253	$534	7.4%	$25,898	$21,987	$3,911	17.8%

Gross revenue increased $1.1 million, or 1.8%, and $5.5 million, or 3.1%, for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. Organic gross revenue increased $0.7 million and $0.5 million while acquisitions provided $0.4 million and $5.0 million of gross revenue growth for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. The increase in organic gross revenue for the nine months ended March 28, 2014 was primarily due to increased demand for remediation and pipeline permitting services, and, to a lesser extent, strong performance on fixed price projects. Organic gross revenue growth slowed in the current quarter due to the severe weather conditions which limited our ability to access project work sites. We estimate the weather related impact to gross revenue to be approximately $2.0 million for the three and nine months ended March 28, 2014.

NSR increased $0.5 million, or 1.2%, and $6.6 million, or 5.6%, for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. Organic NSR increased $0.3 million and $2.8 million while acquisitions provided $0.2 million and $3.8 million of NSR growth for the three and nine months ended March 28, 2014 and March 29, 2013, respectively. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue. NSR grew at a faster pace than gross revenue primarily due to changes in the mix of project work in the current quarter which resulted in a higher level of self-performed work and less work performed through subcontracted services.

The Environmental operating segment's profit increased $0.5 million, or 7.4%, and $3.9 million, or 17.8%, for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. Organic activities accounted for $0.6 million and $3.3 million of the increase in segment profit during the three and nine months ended March 28, 2014, respectively. Acquisitions decreased segment profit by $0.1 million during the three months ended March 28, 2014, primarily due to the impact of severe weather, and accounted for $0.6 million of the overall increase in segment profit for the nine months ended March 28, 2014. The increase in organic segment profit was primarily attributable to the same factors that led to the increase in NSR as well as strong project performance on fixed priced projects in the current year. In particular, we experienced a loss on a large environmental project in the prior year that did not recur in the current year. The positive impact of stronger project performance for the nine months ended March 28, 2014, was partially offset by severe weather in the current quarter as compared to less severe weather in the same period in the prior year. As a percentage of NSR, the Environmental operating segment's profit increased to 18.6% from 17.5% and to 20.7% from 18.6% for the three and nine months ended March 28, 2014 and March 29, 2013, respectively.

Infrastructure Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 28,	March 29,	Change		March 28,	March 29,	Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Gross revenue	$14,223	$14,794	$(571)	(3.9)%	$46,692	$45,021	$1,671	3.7%
Net service revenue	$10,403	$11,604	$(1,201)	(10.3)%	$34,430	$32,549	$1,881	5.8%
Segment profit	$1,413	$2,788	$(1,375)	(49.3)%	$6,238	$6,206	$32	0.5%

Gross revenue decreased $0.6 million, or 3.9%, and increased $1.7 million, or 3.7%, for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. The decrease in gross revenue during the three months ended March 28, 2014 was primarily attributable to an adjustment to an estimate at completion on a large fixed price project which reduced gross revenue by approximately $0.6 million during the current quarter. The increase in gross revenue during the nine months ended March 28, 2014 was primarily due to increased work on several large transportation design projects.

NSR decreased $1.2 million, or 10.3%, and increased $1.9 million, or 5.8%, for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. The decrease in NSR during the three months ended March 28, 2014 was primarily due to additional contract costs incurred on the aforementioned large fixed price project as well as the severe winter weather in the current quarter which resulted in a loss of billable production and correspondingly less NSR. We estimate the weather related impact to NSR to be approximately $0.3 million in the three and nine months ended March 28, 2014. The NSR growth in the nine months ended March 28, 2014 was primarily the result of the same factors driving gross revenue growth as noted above. NSR declined at a higher rate than gross revenue during the three months ended March 28, 2014 primarily due to project mix which required higher levels of subcontracted services in the current year.

The Infrastructure operating segment's profit decreased $1.4 million, or 49.3%, and increased $32.0 thousand, or 0.5%, for the three and nine months ended March 28, 2014, respectively, compared to the same periods in the prior year. The decrease in the Infrastructure operating segment's profit for the three months ended March 28, 2014 was primarily due to the same factor that led to the decrease in NSR, and, in particular, the above-mentioned project cost overrun and weather related impacts which resulted in costs being incurred with no associated NSR. Consequently, as a percentage of NSR, the Infrastructure operating segment's profit decreased to 13.6% from 24.0% and to 18.1% from 19.1% for the three and nine months ended March 28, 2014 and March 29, 2013, respectively.

Backlog by Operating Segment

As of March 28, 2014, our contract backlog based on gross revenue was approximately $379 million, compared to approximately $373 million as of March 29, 2013. Our contract backlog based on NSR was approximately $245 million as of March 28, 2014, compared to approximately $245 million as of March 29, 2013. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at March 28, 2014 and March 29, 2013 (in millions):

	Gross Revenue Backlog				NSR Backlog
	March 28,	March 29,	Change		March 28,	March 29,	Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%
Energy	$88	$69	$19	27.5%	$74	$55	$19	34.5%
Environmental	216	227	(11)	(4.8)%	126	137	(11)	(8.0)%
Infrastructure	75	77	(2)	(2.6)%	45	53	(8)	(15.1)%
Total	$379	$373	$6	1.6%	$245	$245	$—	—%

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
The following table summarizes the number of separate projects that experienced estimated contract profit revisions with an impact on contract profit relating to the revaluation of work performed in prior periods:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(Dollars in thousands)	2014	2013	2014	2013
Number of projects	1,644	1,797	1,673	1,901
Net (reduction) increase on project profitability	$(878)	$2,134	$42	$(1,218)

Net (reduction) increase on project profitability by operating segment:
Energy	$(1,374)	$995	$(2,911)	$(946)
Environmental	771	89	2,616	(647)
Infrastructure	(275)	1,050	337	375
Total	$(878)	$2,134	$42	$(1,218)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the nine months ended March 28, 2014 and March 29, 2013 (in thousands):

	Nine Months Ended
	March 28,	March 29,	Change
(Dollars in thousands)	2014	2013	$	%
Net cash provided by operating activities	$3,177	$3,449	$(272)	(7.9)%
Net cash used in investing activities	(6,278)	(7,618)	(1,340)	(17.6)%
Net cash used in financing activities	(3,634)	(2,395)	1,239	51.7%
Cash and cash equivalents	11,401	9,997	1,404	14.0%

As of March 28, 2014, cash and cash equivalents decreased by $6.7 million, or 37.1%, to $11.4 million, compared to the fiscal year ended June 30, 2013. The decrease was primarily due to cash payments made on long-term debt and capital lease obligations and payments for the acquisitions of businesses and property and equipment, which were partially offset by net cash provided by operating activities and cash provided from the short-term financing related to fiscal year 2014 insurance premiums.

Net cash provided by operating activities decreased by $0.3 million, or 7.9%, to $3.2 million for the nine months ended March 28, 2014, compared to $3.4 million of cash provided for the same period of the prior year. The decrease was due to lower income as compared to the corresponding period, adjusted for non-cash charges, partially offset by the timing of collections of receivables and payment of payroll, which increased cash flow over the corresponding period due to the amount of accrued payroll at period end. The significant balance sheet changes related to changes in estimates to complete on certain Exit Strategy contracts, which impacted insurance recoverables, contract loss, and deferred revenue, had no net impact on cash flows.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 92 days as of March 28, 2014 from 83 days as of June 30, 2013, and from 88 days when compared to March 29, 2013. Our goal is to maintain DSO at less than 80 days.

Net cash used in investing activities decreased by $1.3 million, or 17.6%, to $6.3 million for the nine months ended March 28, 2014, compared to $7.6 million of cash used for the same period of the prior year. The decrease was due to $2.7 million less cash payments for the acquisitions of businesses in the current year which were partially offset by $1.0 million of additional payments for property and equipment.

Net cash used in financing activities increased by $1.2 million, or 51.7%, to $3.6 million for the nine months ended March 28, 2014, compared to $2.4 million of cash used for the same period of the prior year. The increase was primarily due to $4.1 million of additional payments made on long-term debt and capital lease obligations which were partially offset by $3.2 million of excess tax benefits from stock-based awards.

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

Under the Credit Agreement we are required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit our leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of (i) $17.0 million for the twelve-month period ending June 30, 2014 and (ii) $20.0 million for the twelve-month periods ending June 30, 2015 and thereafter. We were in compliance with the financial covenants under the Credit Agreement as of March 28, 2014.

Management presents Consolidated EBITDA and Consolidated Adjusted EBITDA, which are non-U.S. GAAP measures, because we believe they are useful tools for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated EBITDA and Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated EBITDA and Consolidated Adjusted EBITDA are not intended to represent cash flows for the period or funds available for management's discretionary use, nor are they represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated EBITDA and Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income, net income, cash flows from operations and other measures of equal or greater importance. Consolidated EBITDA is presented below based on both the definition used in our Credit Agreement (Consolidated Adjusted EBITDA) as well as a more typical calculation method. Set forth below is a reconciliation of Net Income applicable to TRC Companies, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, for the trailing twelve-month period ended March 28, 2014 (in thousands):

Trailing Twelve-Months Ended
(Dollars in thousands)	March 28, 2014
Net income applicable to TRC Companies, Inc.	$31,793
Interest expense	219
Federal and state income tax benefit	(13,836)
Depreciation and amortization	8,531
Net loss applicable to noncontrolling interest	(52)
Consolidated EBITDA	26,655
Less: Interest expense on excluded indebtedness	(76)
Less: Interest and penalties on federal and state income taxes	(42)
Add: Non-cash losses and expenses - Stock-Based Compensation Expense	4,560
Consolidated Adjusted EBITDA under the Credit Agreement	$31,097

The actual results as compared to the covenant requirements under the Credit Agreement as of March 28, 2014 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Minimum consolidated adjusted EBITDA	Trailing 12 months	$31,097	Must exceed	$17,000
Maximum leverage ratio	Trailing 12 months	0.16 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	4.92 to 1.00	Must exceed	1.25 to 1.00

As of March 28, 2014 and June 30, 2013, we had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $4.1 million and $3.9 million as of March 28, 2014 and June 30, 2013, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $62.2 million and $58.5 million as of March 28, 2014 and June 30, 2013, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $0.8 million and $5.2 million, were $57.2 million and $49.4 million as of March 28, 2014 and June 30, 2013, respectively.

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

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., we entered into a one-year subordinated promissory note with the sellers pursuant to which we agreed to pay $1.5 million. The note bore interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note was due and payable on December 31, 2013. We repaid this loan balance in the amount of $1.5 million in full on December 31, 2013.

Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being accounted for as a capital lease obligation, for a three-year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of March 28, 2014, the balance outstanding under this agreement was $0.5 million.
In July 2013, we financed $4.9 million of insurance premiums payable in eleven equal monthly installments of approximately $0.45 million each, including a finance charge of 1.99%. As of March 28, 2014, the balance outstanding under this agreement was $0.9 million.

Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $1.2 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1.9 million, and accumulated amortization was $0.9 million at March 28, 2014. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 28, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 28, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended March 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

May 7, 2014	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)