Form 10-K
period 2014-06-30
TRC COMPANIES INC /DE/
filed 2014-09-10
CIK 103096

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2014
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
The aggregate market value of the registrant's common stock held by non-affiliates on December 27, 2013 was approximately $115,600,000.
On August 21, 2014, there were 30,063,601 shares of common stock of the registrant outstanding.

Use these links to rapidly review the document

PART IV

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of shareholders to be held on December 3, 2014 are incorporated by reference in PART III hereof.

Use these links to rapidly review the document

PART IV

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2014

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
PART I
Item 1.    Business

General Description
TRC Companies, Inc. (hereinafter collectively referred to as "we" "our" or "us"), was incorporated in 1969. We are a national engineering, consulting and construction management firm that provides integrated services to the environmental, energy, and infrastructure markets, primarily in the United States. A broad range of commercial and governmental clients depend on us to design solutions to their toughest environmental, energy and infrastructure challenges. Our multidisciplinary project teams help our clients (i) implement complex projects from initial concept to delivery and commissioning, (ii) maintain and operate their facilities in compliance with regulatory standards and (iii) manage their assets through decommissioning, demolition, restoration and disposition.
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
Financial Highlights
We reported net income applicable to TRC Companies, Inc. of $12.1 million for our fiscal year 2014 which ended June 30, 2014 and $36.3 million and $33.6 million for fiscal years 2013 and 2012, respectively. Net income applicable to TRC Companies, Inc. in fiscal year 2014 reflected income taxes of $8.7 million. In fiscal year 2013, however, net income applicable to TRC Companies, Inc. reflected an $18.0 million net tax benefit which included the release of our income tax valuation allowance in the amount of $25.6 million. Net income applicable to our common shareholders reported for fiscal year 2012 was impacted favorably by an $11.1 million net reversal of previously recorded Arena Towers litigation expense, as well as a $3.9 million net federal and state income tax benefit primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008. We generated cash from operations of $21.4 million in fiscal year 2014 and $14.4 million and $19.4 million in fiscal years 2013 and 2012, respectively. Net service revenue ("NSR") for fiscal year 2014 increased $34.6 million, or 10.8%, to $355.0 million from $320.4 million from the prior year. Approximately, 51.0% of the NSR growth for fiscal year 2014 was from organic activities with the remainder coming from acquisitions.

Business Strategy
We understand our clients' goals and embrace them as our own, applying creativity, experience, integrity and dedication to deliver superior solutions to our client's energy, environmental, and infrastructure challenges. We operate the Company on a national basis through our operating segments, national sales and marketing organization, and industry verticals giving us the ability to respond to customer challenges and dynamic market conditions. We are committed to safety, quality, client satisfaction, excellence in project management, sustainability and financial performance.
Our objectives for fiscal year 2015 are:

•
Continue profitable growth in our operating segments. Our profitable growth objectives incorporate elements of geographic expansion, increased technical capabilities and strategic market development, focusing on the needs of our clients in a multi-disciplinary fashion and directing resources to evolving markets where our success rate is highest. We have created programs that emphasize our capabilities and offer our entire service portfolio to our clients.

•
Continue focus on improvement of operating margins and increase positive operating cash flow. We will continue our focus on controlling and reducing operating costs. In the past several years, we have taken steps to consolidate and reduce our general and administrative expenses as a percentage of revenues as well as improve productivity and execution. We have created a disciplined approach to project and risk management that starts with an internally developed project management training program which addresses risk and execution across the entire project spectrum.

•
Attract and retain top talent. We continue to add top performers to expand our expertise and depth. Our objective is to maintain a workplace where the best people in our industry will want to work for us and be challenged by meaningful projects, rewarded for successful performance, and motivated to develop their entrepreneurial and project management skills. Acquisitions over the past three years have added approximately 500 professional and support staff, expanding our resource base, technical expertise, and geographic reach.

•
Focus our business development activity on our key accounts and markets. We focus our business on key clients and markets. In addition to a key account program, we have created verticals and selling teams that serve our principal industry markets, such as electric generation, transmission and distribution; oil and gas derived resource development; and transportation. Our selling strategies focus on new and existing clients and markets.

Services
We manage our business under three operating segments: Energy, Environmental, and Infrastructure.
In the course of performing our work, we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue ("NSR"), which is gross revenue less subcontractor costs and other direct reimbursable charges, and our discussion and analysis of financial condition and results of operations uses NSR as a primary point of reference. For additional information regarding our reportable operating segments see Note 15 "Operating Segments" of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).
Energy
The Energy operating segment is strategically positioned to serve key areas within the energy market which is currently investing in modernization, expansion, enhancement and replacement of outdated facilities. According to the Department of Energy, currently within the United States, 70% of transmission lines and larger transformers are more than 25 years old, and 60% of circuit breakers are more than 30 years old. The Edison Electric Institute reported in its March 2014 Update on Transmission that the industry is forecasted to spend over $60 billion on transmission projects in the next several years. These projects will enhance reliability, facilitate interstate transmission and support renewable development. We specialize in engineering the upgrade of transmission lines and substations. We continue to increase our presence in the energy market by acquisition as well as organic growth.
The country has recently seen shifts in public policy intended to stimulate energy development and the development of a smarter and more robust power grid, improve the distribution of electricity, and better manage end-user demand. We are one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to deliver new and existing energy sources to consumers. This market, like all other markets dependent upon large capital investment, is influenced by cost and access to capital. While access to private sources of credit and capital has been somewhat constrained in the recent past, we are observing a more favorable capital investment environment for many of the customers we serve.
Our energy service offerings have evolved over the past decade to include support in the licensing and engineering design of new sources of power generation and electric transmission and distribution system upgrades. Approximately 30% of our total employee base is dedicated to providing services to our energy customers. As major investor-owned utilities continue to consolidate and downsize their engineering and environmental staffs, we expect to continue to see long-term growth in these service areas. In addition, we expect to see continued expansion of the energy efficiency and demand management markets.
Key markets for our Energy operating segment are:

•
Electric Transmission and Distribution.  Investment in electric transmission and distribution infrastructure represents one of the largest financial commitments facing utilities over the upcoming decade. The age of the transmission and distribution network combined with continuing electric load growth and the development of renewable generating sources has resulted in heightened concern over the reliability and efficiency of the nation's transmission grid.

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
We are also engaged in green building design and the development of codes, standards and policy. In addition, energy conservation measures can reduce carbon footprints, and we are assisting a number of utilities in "greening" their operations against quantifiable objectives.
Environmental
The Environmental operating segment is our largest operating segment. We are a national market leader in the areas of air quality modeling, air emissions testing and monitoring, cultural and natural resource management, permitting of energy and energy related facilities and remediation of contaminated sites. The demand for environmental services originally arose in response to the major environmental legislation of the 1970's. While regulatory compliance has been a significant market driver since that time, mergers and acquisitions, and infrastructure and real estate development have created economic drivers as well. We also see a trend for clients to adopt environmental management strategies as part of evolving corporate philosophies which embrace sustainability and environmental accountability. These strategies can involve voluntary assessment, remediation and compliance which meet societal and stakeholder expectations for better stewardship.
The markets for our environmental services are dynamic and include:

•
Assessment, Remediation, and Compliance of Contaminated Sites.  The number of contaminated properties across the United States which require environmental assessment and remediation remains significant. The primary demand for these assessment and remediation services is driven by regulatory obligations as well as economic considerations related to the transfer and redevelopment of environmentally distressed real estate. While the market for these types of service has been somewhat reinvigorated due to economic trends, the demand for cleanup at affected sites in support of economic redevelopment continues to lag due to conditions in the real estate market. As the real estate market continues to improve, we anticipate opportunities in this area to increase as well.

•
Natural Gas Related Energy Strategies.  Natural gas has become a preferred fuel source for energy initiatives. While investment in development of new gas supplies, transmission pipelines and storage facilities is a function of price and economic conditions, we believe gas will become increasingly important in the energy mix. The development of domestic shale reserves in particular should increase demand for environmental activities associated with the permitting, production, transportation, and consumption of natural gas, natural gas liquids and oil. As an example, we are an industry leader in Federal Energy Regulatory Commission ("FERC") licensing, federal and state media specific environmental permitting, electrical supply interconnection engineering, and construction management and oversight for natural gas transmission. With one of the most experienced national teams of environmental scientists, we have been responsible for the licensing and construction oversight of several of the largest multi-state gas transmission pipeline projects in development. We also provide a range of services to midstream companies in the development of shale based oil, liquids, and natural gas projects. In addition, we provide services for the permitting of both land-based and offshore Liquefied Natural Gas ("LNG") terminals.

•
Electric Generation Licensing and Permitting.  The demand for licensing services and interconnection for new electric generation sources continues to increase. In load congested areas such as the Mid-Atlantic, Northeast, and California, utilities are pursuing development of new sources of electricity supply. The amount of electricity generated from coal will be reduced, with natural gas and renewable energy capturing this lost share.

The U.S. Energy Information Administration estimates that 20% of U.S. coal-fired power plants could ultimately be retired under new Environmental Protection Agency ("EPA") rules. These EPA rules cover coal combustion residuals, greenhouse gas emissions and cooling water intake as well as levels of air pollution emissions of nitrous oxide, sulfur dioxide and mercury. Cross state air pollution issues are also likely to put pressure on power plant retrofit or closure activity. These regulatory drivers, in conjunction with the economic attractiveness of natural gas, could help support a wave of future projects associated with power generation licensing, fuel supply, power transmission and distribution, and retirement of obsolete facilities.
Over half of the states are implementing renewable portfolio standards, and we are providing licensing and engineering support to a number of wind and solar power projects. The renewable market will be impacted by the expiration of federal development incentives in the short term, but there is still market activity supported by on-going state initiatives.
We also provide due diligence and consulting support with respect to energy assets to a number of leading financial institutions, private equity firms and diversified energy companies.

•
Air Quality Regulatory Compliance.  Recent EPA rule-making has led to a series of new maximum achievable control technology ("MACT") standards and new source performance standards ("NSPS") for a range of industries and emission sources including power generation, commercial and industrial boilers, solid waste incinerators, diesel engines, petroleum refineries, cement kilns, iron and steel foundries, gold mining operations, polyvinyl chloride production, and others. These new regulations require air quality emission assessments, permitting evaluations, installation of new control technologies, performance demonstration testing and long-term monitoring.  Additionally, new national ambient air quality standards ("NAAQS") are increasing demand for air quality modeling, monitoring and consulting to meet those stricter standards. In addition, recent Supreme Court jurisprudence has further clarified EPA's ability to regulate CO2 emissions.

•
Water Quality and Water Resource Management. Evolving regulations coupled with the need to protect and manage the nation's water resources create demand for our water resource experts. We offer services in the areas of supply, protection, conservation, restoration, treatment and permitting for both surface and groundwater resources.

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

•
Transaction Support.  Our ability to evaluate environmental and regulatory risk in real property and business transfers continues to be one of our core strengths. We support investors, financial institutions, regulatory agencies and property owners with due diligence and compliance counseling services as properties and businesses change ownership.

•
Environmental, Health and Safety ("EHS") Compliance.  Industrial and commercial projects must comply with regulations covering, among other things, air quality, water quality, solid and hazardous waste requirements, land use, wildlife, wetlands, cultural resources, natural resource conservation, and health and safety. Many of these requirements are independent of economic circumstances.

•
Strategic EHS Management. We help our clients optimize their environmental and health and safety management programs. Through a comprehensive approach to addressing EHS matters, we assist our clients in realizing improved business performance from the sharing of best practices across facilities, developing standardized procedures and expectations of individual facilities, designing and implementing auditing programs, and leveraging interconnections between the various EHS requirements.

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

•
Climate Change.  The market for climate change related services is being driven domestically from many fronts, most of which are not regulatory in nature. We have seen demand for services emerge in the areas of carbon emission assessment and verification, renewable energy development, business process optimization, and public and private sector programs which are designed around energy conservation and other green initiatives. We believe our expertise in air modeling and measurement, renewable energy project licensing, project environmental impact assessment and project engineering, as well as program design and management provides us an advantage in this market.

•
Building Sciences.  We help our clients manage risks associated with hazardous and regulated materials in buildings on a routine and emergency basis. This can include remediation, abatement, testing and monitoring of PCB's, asbestos, lead-based paint, mold and other substances of concern.

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

•
RE Power®.  RE Power is a program where we, in conjunction with a decommissioning and demolition company, provide comprehensive design, oversight, dismantling, cleanup, and asset optimization solutions to power and utility companies that elect to decommission or reposition their aging power plant assets. The goal of RE Power is to provide energy companies with a one-stop resource to gain maximum value for power plant assets at the end of their useful life. This can include safely removing plants from service through demolition and environmental cleanup and potentially transitioning them into a redevelopment phase, or preparing the existing power plant for re-powering with more economically viable fuel sources or more efficient generating equipment.

Infrastructure
We offer a variety of services to our infrastructure clients related to: (1) rehabilitation of overburdened and deteriorating infrastructure systems; (2) design, construction engineering inspection and construction management associated with new infrastructure projects; and (3) management of risks related to security of public and private facilities. We serve customers in the Northeast corridor of the United States as well as Texas, West Virginia, Tennessee, Louisiana and California. Infrastructure services we offer include:

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

•
Security.  We provide vulnerability assessments, design engineering and structural improvements for public and private infrastructure facilities, design and implementation of security and surveillance systems, blast resistance design, disaster recovery planning, and force protection analysis. Our market emphasis has shifted from providing these services in commercial buildings to a focus on public and quasi-public infrastructure and energy-related facilities such as transit systems, utility companies and ports. Last year, we added cyber security consulting to our portfolio of services.

•	Geographic Information Systems, Surveying & Mapping. We provide data modeling, terrain analysis, shoreline management analysis, total station and resource mapping and similar services.
Although long-term prospects should be favorable, demand for infrastructure services is expected to continue to be flat to slightly negative. The overall infrastructure construction markets did benefit from the federal funding certainty provided by the MAP-21 federal transportation bill that was signed into law in July 2012 but that legislation expires September 30, 2014. A new $302 billion, four year transportation bill has been proposed by the Obama administration. As a result of increased tax revenues and improved budgets, some states are moving forward with additional funding for infrastructure improvement programs, although other states continue to experience budget challenges and are more dependent on federal or private funding mechanisms. The states continue to face long-term infrastructure needs, including the need for maintenance, repair and upgrade of the existing critical infrastructure as well as the need to build new facilities.
Additional market drivers include population growth in certain geographic regions, continued aging and obsolescence of existing infrastructure, capacity shortfalls, and potential future federal stimulus funding for state and municipal projects. However, spending by both private and government clients has continued to decline in recent years.
Clients
We have a highly diversified client base, and no single client accounted for 10% or more of our NSR during fiscal years 2014, 2013 and 2012.
Representative clients during the past five years include:

AES Enterprises	Exide Technologies	PSE&G
AIMCO, Inc.	ExxonMobil	Public Service of New Hampshire
American Electric Power	First Energy Corporation	Sempra Energy
Baker Hughes	First Solar	Southern Company
Bangor Hydro Electric Company	Goodyear Tire and Rubber Company	Spectra Energy
Beacon Properties	Hawaiian Electric Company, Inc.	SPX Corporation
BNSF	Hoffman La Roche, Inc.	Talisman Energy USA
British Petroleum	Iberdrola USA	Waste Management
Canadian Northern Railway	J-Power	Xcel Energy
Central Maine Power Company	Kinder Morgan	State Transportation/Power Authorities:
CenterPoint Energy	LS Power	• California
Chevron	Lower Manhattan Development Corporation	• Louisiana
Circle K	Magellan Midstream Partners	• Massachusetts
Competitive Power Ventures	Marathon Oil	• New Hampshire
Connecticut Resources Recovery	National Grid	• New Jersey
Authority	New York State Energy Research and	• New York
ConocoPhillips	Development Authority	• Pennsylvania
Consolidated Edison	Nexterra	• Texas
Constellation Energy	Northeast Utilities	• West Virginia
Covanta	NRG	• Wisconsin
CPS San Antonio	Orange County Transportation Authority	U.S. Government:
Domtar	PEPCO	• Department of Defense
Dominion	PG&E Corporation	• Environmental Protection Agency
DCP Midstream	Phillips 66	• Federal Aviation Administration
El Paso Electric	PolyOne	• General Services Administration
Enbridge Inc.	PPL

Competition
Our operating segments provide services in similar competitive environments. We provide a broad spectrum of integrated services (consulting, engineering and technical) across our operating segments. There are a number of engineering and consulting firms and other organizations that offer many of the same services offered by us. Competitive factors include reputation, performance, expertise, price, geographic location and technical capability. As a mid-size firm, we compete with both the large international firms that have substantially greater resources than we do and small niche or geographically focused firms.
The majority of our work comes from repeat orders from long-term clients, especially where we are one of the leading service providers in the markets we address. For example, we believe that we are one of the top providers of licensing services for large energy projects. By continuing to stay in front of emerging trends in our markets, we believe our competitive position will remain strong.
Backlog
As of June 30, 2014, our contract backlog based on gross revenue was approximately $390 million, compared to approximately $373 million as of June 30, 2013. Our contract backlog based on NSR was approximately $257 million as of June 30, 2014, compared to approximately $247 million as of June 30, 2013. Typically, about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.
The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at June 30, 2014 and June 30, 2013 (in millions):

	Gross Revenue Backlog				NSR Backlog
	June 30,	June 30,	Change		June 30,	June 30,	Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%
Energy	$95	$72	$23	31.9%	$83	$58	$25	43.1%
Environmental	219	220	(1)	(0.5)%	127	135	(8)	(5.9)%
Infrastructure	76	81	(5)	(6.2)%	47	54	(7)	(13.0)%
Total	$390	$373	$17	4.6%	$257	$247	$10	4.0%

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
Employees
As of June 30, 2014, we had approximately 3,000 full- and part-time employees. Approximately 90% of these employees are engaged in performing professional services for clients. Many of these employees have advanced degrees. Our professional staff includes program managers, project managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. We consider the relationships with our employees to be favorable.
Contracts with the United States Government and Agencies of State and Local Governments
We have contracts with agencies of the United States government and various state agencies that are subject to examination and renegotiation. We believe that adjustments resulting from such examination or renegotiation proceedings, if any, will not have a material impact on our business, financial condition, results of operations or cash flows.

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
See Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of our environmental matters.

With respect to matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, compliance with relevant laws and regulations pertaining to environmental protection is not likely to have a material adverse effect upon our capital expenditures, earnings or competitive position. In arriving at this conclusion, we have taken into consideration available site-specific information regarding total costs of any work to be performed, and the extent of work previously performed. If the party from which we assumed responsibility is identified as a “potentially responsible party” ("PRP") by environmental authorities at a particular site, we will also review and consider a number of other factors, including: (i) the responsibility of other PRPs for contamination at the site; (ii) the financial resources of other PRPs involved in each site, and their proportionate share of the total volume of waste at the site; and (iii) the existence of insurance, if any, and the financial viability of the insurers.

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
We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur in performing the work, and, consequently, we are exposed to a number of risks. These risks include: underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays, price increases for materials, poor project management or quality problems, and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values, and, consequently, expose us to the same risks as fixed price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain reimbursement for all such costs. Accounting for a fixed-price contract requires judgments relative to assessing the contract's estimated risks, revenue and costs as well as technical issues. The uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates, or estimates to change, resulting in reductions or reversals of previously recorded revenue and profit. Such variances could be material.
Our engagements involve a variety of projects, some of which are large-scale and complex. Our performance on projects depends in large part upon our ability to manage the relationship with our clients and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If we miscalculate, or fail to properly manage, the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual obligations, our operating results could be adversely affected. Furthermore, any defects, errors or failures to meet our clients' expectations could result in rework or claims against us.
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
 We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may incur additional costs or be held responsible for damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel and resources needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce. In addition, performance on projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, changes in the project scope, unanticipated site conditions or other disruptions. In some cases, should we fail to meet the required schedule or performance standards, we may also be subject to agreed-upon financial damages which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates or, in some cases, cause a loss which may reduce or eliminate our overall profitability.
Subcontractor performance and pricing could result in reduced profits or losses.
We often hire subcontractors for our projects. The success of these projects depends, in varying degrees, on the satisfactory performance of our subcontractors and our ability to successfully manage subcontractor costs and pass them through to our customers. If our subcontractors do not meet their obligations or we are unable to manage or pass through costs, we may be unable to profitably perform and deliver our contracted services. Under these circumstances we may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to certain projects. In addition, the inability of our subcontractors to adequately perform or our inability to manage subcontractor costs on certain projects could hurt our competitive reputation and ability to obtain future projects.
We may not be able to generate sufficient profits to realize the benefit of our net deferred tax assets.
 We establish valuation allowances against deferred tax assets when there is insufficient evidence that we will be able to realize the benefit of these deferred tax assets. We reassess our ability to realize deferred tax assets as facts and circumstances dictate. If after future assessments of our ability to realize the deferred tax assets, we determine that a lesser or greater allowance is required, we record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination. Adjustments to our net deferred tax assets could adversely impact our results of operations.
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
 We are self-insured or carry deductibles for a portion of our claims exposure. Because of these deductibles and self-insured retention amounts, we are exposed to fluctuations in the number and severity of claims. As a result, our insurance and claims expense could increase in the future. Under certain conditions, we may elect or be required to increase our self-insured or deductible amounts, which would increase our exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected.
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
Our contract backlog based on NSR as of June 30, 2014 was approximately $257 million. We cannot guarantee that the NSR projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future revenue or earnings.
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
Our expected future growth presents numerous managerial, administrative, operational and other challenges. Managing the growth of our operations will require us to increase the capacity of our management information systems and maintain strong internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain management and professional employees. Our inability to effectively manage growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.
Our operating results may be adversely impacted by worldwide political and economic uncertainties and conditions in the markets we address.
The current state of the domestic economy and the possibility that economic conditions may not improve or may deteriorate may affect businesses such as ours in a number of ways. While management cannot directly measure or predict it, variability in the economy and any corollary impact on the availability of credit could affect our customers and vendors and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows.
General economic uncertainty may impact the ability of our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services. These conditions can also make it difficult for us to estimate the short-term and long-term impacts on our business. We cannot predict overall economic conditions. If the economy or markets in which we operate deteriorate from the level experienced in fiscal year 2014, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to Our Industry
Changes in existing environmental laws, regulations and programs or reductions in the level of regulatory enforcement could reduce demand for our environmental services which could cause our revenue to decline.
While we pursue markets for our services that are economically driven, our business is also materially dependent on the continued enforcement by federal, state and local governments of various environmental laws, regulations or programs. A significant amount of our business is generated either directly or indirectly as a result of existing federal and state laws, regulations and programs related to environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that may have a material adverse effect on our revenue and business prospects.
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
We have increased our business with the federal, state and local governments in recent years and are materially dependent on such contracts. We estimate that contracts with agencies of the United States government and various state and local governments represented approximately 20% of our NSR in fiscal year 2014. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds as well as changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.
We are subject to procurement laws and regulations associated with our government contracts. If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time or debarred.
Our compliance with the laws and regulations relating to the procurement, administration, and performance of government contracts is dependent on our ability to properly design and execute appropriate procedures. Our termination from any of our larger government contracts or suspension from future government contracts for any reason would result in material declines in expected revenue. Because government agencies have the ability to terminate a contract for convenience, the agencies could terminate or decide not to renew our contracts with little or no prior notice.

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
Several of our state and local government clients are currently facing budget deficits or moratoria, resulting in smaller budgets and reduced capital spending. Our state and local government clients may continue to face budget challenges that prohibit them from funding new or existing projects. In addition, existing and potential clients may either postpone entering into new contracts or request price concessions. If we are not able to respond to the revenue decline from these clients that may occur, our operating results could be adversely affected.

Other Risks
We are highly dependent on key personnel.
The success of our business depends on our ability to attract and retain qualified employees, and personal client relationships are critical to our success. We need talented and experienced personnel to support our business activities. An inability to attract and retain the right people would harm our business. Turnover among certain critical staff could have a material adverse effect on our ability to implement our strategies and our results of operations.
Safety related issues could result in significant losses.
We often work on large-scale and complex projects, sometimes in geographically remote locations which can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions can also increase employee turnover and project and operating costs. We are responsible for the safety of our employees at work, and, on occasion on certain projects, we take on expanded site safety responsibilities. If our employees or others become injured, or if we fail to implement appropriate health and safety procedures, we could be subject to claims and liability. In addition, if our overall safety performance falls below certain levels we may be foreclosed from bidding on work with certain clients.
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
Our information technology systems provide critical data connectivity, information and services for internal and external users. These include, but are not limited to, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, storage of project information and other processes necessary to manage the business. Like other companies, our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, cyber-attacks and other security problems and system disruptions. We have adopted security precautions for our critical systems, including establishment of back-up data centers. However, if our information technology systems are damaged, or cease to function properly due to a number of causes, such as catastrophic events, power outages or security breaches resulting in unauthorized access, and our business continuity plans and security precautions do not effectively compensate on a timely basis, we could suffer interruptions in our operations or the loss of information, which could have a negative impact on our business, financial condition, results of operations or cash flows.

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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We provide our services through a network of approximately 110 offices located nationwide. We lease approximately 850,000 square feet of office and commercial space to support these operations. Our significant lease agreements expire at various dates through fiscal year 2026. We also have some month-to-month leases. In addition, a subsidiary of ours owns a 26,000 square foot office/warehouse building in Austin, Texas. All properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy or real estate projects, some of our subsidiaries have taken title to sites on which environmental remediation activities are being performed. The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Property Location	Operating Segment
Windsor, CT	Corporate & Environmental
Irvine, CA	Corporate / Energy / Environmental & Infrastructure
Lowell, MA	Corporate / Environmental & Infrastructure
New York, NY	Energy / Environmental & Infrastructure
New Providence, NJ	Environmental
Augusta, ME	Corporate / Energy & Environmental
Madison, WI	Environmental
Greenville, SC	Environmental
Burr Ridge, IL	Environmental
Scarborough, ME	Energy & Environmental

Item 3.    Legal Proceedings
See Note 17 "Commitments and Contingencies - Legal Matters" of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On July 22, 2013, we issued 34,066 shares of unregistered common stock with a market value of $0.3 million as part of the consideration for the purchase of Utility Support Systems, Inc. This offering was made pursuant to the exemption from registration provided under Section 4 (a) (2) of the Securities Act of 1933 as amended (the "Act").
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TRR." The following table sets forth the high and low sales prices per share for the common stock for fiscal years 2014 and 2013 as reported on the NYSE:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$9.40	$6.98	$8.31	$5.91
Second Quarter	8.35	6.40	8.54	4.89
Third Quarter	7.34	6.34	6.99	5.40
Fourth Quarter	6.91	4.55	7.25	5.13
As of July 15, 2014, there were 287 shareholders of record, and, as of that date, we estimate there were approximately 1,850 beneficial owners holding our common stock in nominee or "street" name.
To date, we have not paid any cash dividends on our common stock, and the payment of dividends in the future will be subject to financial condition, capital requirements and earnings. The terms of our credit agreement also limit the payment of cash dividends. Future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated.

Stock Performance Graph
Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Total Return Index and Peer Companies
The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested on June 30, 2009 in (1) our Common Stock, (2) the S&P 500 Index and (3) a peer group index that consists of several peer companies (referred to as the "New Peer Group" and the "Old Peer Group") as defined below. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our Common Stock.

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2014, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Year Ended June 30,
	2009	2010	2011	2012	2013	2014
TRC	$100.00	$77.25	$156.25	$152.00	$175.00	$155.50
S&P 500 Index	100.00	114.43	149.55	157.70	190.18	236.98
New Peer Group	100.00	69.61	83.29	86.06	77.74	97.63
Old Peer Group	100.00	69.84	74.29	82.81	76.66	94.50
The companies included in our Old Peer Group were: Ecology & Environment, Inc.; ENGlobal Corp.; Michael Baker Corporation; Tetra Tech, Inc.; and Versar, Inc. In October 2013, Michael Baker Corp. ceased to be a publicly-traded company. Accordingly, for purposes of preserving the prior year index, we included Michael Baker Corp. through October 11, 2013 and then replaced it with Hill International, Inc. in determining our New Peer Group.

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

Statements of Operations Data, for the fiscal years ended June 30,	2014	2013	2012 (1)	2011 (1)	2010
	(in thousands, except per share data)
Gross revenue	$475,677	$441,517	$419,959	$333,209	$330,575
Less subcontractor costs and other direct reimbursable charges	120,721	121,114	118,179	87,298	100,476
Net service revenue	354,956	320,403	301,780	245,911	230,099
Interest income from contractual arrangements	52	239	295	411	596
Insurance recoverables and other income	17,874	4,514	614	(1,573)	8,844
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	312,108	268,545	246,506	202,265	203,221
General and administrative expenses	31,053	30,739	31,025	26,286	26,028
Provision for doubtful accounts	—	408	755	1,763	2,344
Depreciation and amortization (2)	8,800	6,903	5,508	4,729	8,049
Goodwill and intangible asset impairments (3)	—	—	—	—	20,249
Arena Towers litigation (reversal) expense (4)	—	—	(11,061)	17,278	1,100
Total operating costs and expenses	351,961	306,595	272,733	252,321	260,991
Operating income (loss)	20,921	18,561	29,956	(7,572)	(21,452)
Interest expense	(169)	(337)	(668)	(761)	(1,003)
Gain on extinguishment of debt (5)	—	—	—	—	1,716
Income (loss) from operations before taxes and equity in earnings (losses)	20,752	18,224	29,288	(8,333)	(20,739)
Federal and state income tax (provision) benefit	(8,742)	17,986	3,930	(1,127)	4,210
Income (loss) from operations before equity in earnings (losses)	12,010	36,210	33,218	(9,460)	(16,529)
Equity in earnings (losses) from unconsolidated affiliates, net of taxes	—	—	270	30	(45)
Net income (loss)	12,010	36,210	33,488	(9,430)	(16,574)
Net loss applicable to noncontrolling interest	41	65	87	58	125
Net income (loss) applicable to TRC Companies, Inc.	12,051	36,275	33,575	(9,372)	(16,449)
Accretion charges on preferred stock (6)	—	—	—	(7,261)	(6,431)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$12,051	$36,275	$33,575	$(16,633)	$(22,880)

Basic earnings (loss) per common share	$0.41	$1.26	$1.21	$(0.69)	$(1.17)
Diluted earnings (loss) per common share	$0.40	$1.23	$1.16	$(0.69)	$(1.17)

Weighted-average common shares outstanding:
Basic	29,594	28,843	27,781	24,107	19,548
Diluted	30,140	29,601	28,822	24,107	19,548

Balance Sheet Data at June 30:
Total assets	$335,585	$307,764	$275,128	$276,060	$287,795
Long-term debt and capital lease obligations, including current portion	1,297	6,670	5,904	9,176	9,444
Preferred stock	—	—	—	—	8,239
Total equity	124,883	106,897	68,048	29,672	27,953
_________________________________

(1)
We acquired the Environmental Business Unit of RMT, Inc. ("RMT-EBU") in June 2011. The operating results of RMT-EBU are included in our consolidated financial statements under the Environmental operating segment from the date of acquisition.

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

(6)
We incurred charges of approximately $7.3 million and $6.4 million in fiscal years 2011 and 2010, respectively, for accretion of the beneficial conversion feature related to the preferred stock issued in June 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results and the timing of certain events may differ materially from those projected in such forward-looking statements due to a number of factors, including those discussed in Item 1A. "Risk Factors" beginning on page 10 and in the section entitled "Forward-Looking Statements" on page 3.
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
The following table presents the approximate percentage of NSR by contract type:

	Fiscal Year
	2014	2013	2012
Time-and-materials	60%	63%	60%
Fixed-price	37%	34%	36%
Cost-plus	3%	3%	4%
	100%	100%	100%
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

Fiscal Year 2014 Acquisitions

On January 2, 2014, we acquired all of the outstanding stock of EMCOR Energy Services, Inc. ("EES"), a subsidiary of EMCOR Group, Inc., headquartered in San Francisco, California. EES provides engineering and related consulting services to utilities to support their energy programs in California. Services include engineering, technical review, verification, and administration of utilities’ energy efficiency programs. The purchase price of $1.6 million consisted of a cash payment of $1.4 million, and a $0.2 million net working capital adjustment. Goodwill of $0.2 million, none of which is expected to be tax deductible, and other intangible assets of $0.9 million were recorded as a result of this acquisition. The EES acquisition has been recorded in the Energy operating segment. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

On July 22, 2013, we acquired all of the outstanding stock of Utility Support Systems, Inc. ("USS"), headquartered in Douglasville, Georgia. USS provides engineering and related services primarily supporting the power/utility market. The purchase price of approximately $5.0 million consisted of: (i) cash of $2.5 million payable at closing, (ii) a second cash payment of $1.8 million payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and (iii) 34 thousand shares of our common stock valued at $0.3 million on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on NSR performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.5 million based on the projections and probabilities of reaching the performance goals through July 2014. Goodwill of $2.2 million, none of which is expected to be tax deductible, and other intangible assets of $2.1 million were recorded as a result of this acquisition. The USS acquisition has been recorded in the Energy operating segment. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

Fiscal Year 2013 Acquisitions

On January 18, 2013, we acquired the assets of the GE Air Emissions Testing ("GE-Air") business. The purchase price consisted of $3.2 million in cash. In addition, a final working capital adjustment of $0.8 million was received. Goodwill of $0.8 million, all of which is expected to be tax deductible, and other intangible assets of $1.8 million were recorded as a result of this acquisition. The GE-Air acquisition has been recorded in the Environmental operating segment. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

On December 31, 2012, we acquired all of the outstanding stock of Heschong Mahone Group, Inc. ("HMG"), headquartered in Sacramento, California. HMG provides professional consulting services in the field of energy efficiency. The purchase price consisted of: (i) $3.5 million in cash, (ii) a one year $1.5 million subordinated promissory note with an interest rate of 3.0% per annum, (iii) 88 thousand shares of our common stock valued at $0.5 million on the closing date and, (iv) a net working capital adjustment of $0.3 million. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.5 million based on the projections and probabilities of reaching the performance goals through December 2013. The earnout goals were not achieved, and the liability was subsequently reversed in fiscal year 2014. Goodwill of $2.7 million and other intangible assets of $2.6 million were recorded as a result of this acquisition. HMG was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore the amortization of goodwill and intangible assets is expected to be deductible for tax purposes. The HMG acquisition has been recorded in the Energy operating segment. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

Fiscal Year 2012 Acquisition

On September 3, 2011, we acquired all of the outstanding stock of privately-held The Payne Firm, Inc. ("Payne") through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne has been integrated into the Company's business processes and systems as a part of our Environmental operating segment. The purchase price of approximately $4.8 million consisted of: (i) cash of $3.5 million payable at closing, (ii) 61 thousand shares of our common stock valued at $0.3 million on the closing date, (iii) future earnout consideration with an estimated fair value of $0.9 million, and (iv) a net working capital adjustment of $0.2 million. Goodwill of $3.9 million and other intangible assets of $0.8 million were recorded as a result of this acquisition. The goodwill is the result of expected synergies from combining the operations of the acquired business with our operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

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
The following table presents the approximate percentage of our NSR by operating segment:

	Fiscal Year
	2014	2013	2012
Energy	38%	35%	32%
Environmental	49%	51%	53%
Infrastructure	13%	14%	15%
	100%	100%	100%
Business Trend Analysis
Energy:  The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with a favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $60.0 billion in the performance of this work over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Demand for energy efficiency services continues to be supported by increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level have expanded the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are growing our presence in the Southeast and in Texas and California where demand for services is the highest.
Environmental:  Although there had been signs of growth in this market following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The last decade saw growth in nearly all aspects of this market. The fundamental market drivers remain in place, and this market also benefits from evolving regulatory developments particularly with respect to air quality and the continuing need to enhance our aging transportation and energy infrastructure. Nevertheless, recent indicators suggest that certain elements of this marketplace continue to take a cautious approach to expenditures, stalling a return to the long-term pattern of growth historically enjoyed by this operating segment. Shale gas and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.
Infrastructure:  Although long-term prospects should be favorable, demand for infrastructure services is expected to continue to be flat to slightly negative. The overall infrastructure construction markets did benefit from the federal funding certainty provided by the MAP-21 federal transportation bill that was signed into law in July 2012 but that legislation expires September 30, 2014. A new $302 billion, four year transportation bill has been proposed by the Obama administration. As a result of increased tax revenues and improved budgets, some states are moving forward with additional funding for infrastructure improvement programs, although other states continue to experience budget challenges and are more dependent on federal or private funding mechanisms. The states continue to face long-term infrastructure needs, including the need for maintenance, repair and upgrade of the existing critical infrastructure as well as the need to build new facilities.
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
We have entered into fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price was deposited by the client into a restricted account with an insurer. The funds in the restricted account are held by the insurer and used to pay us as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity United States Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the consolidated statements of operations. On certain Exit Strategy projects, we have taken title to the underlying properties in order to facilitate access, remedial construction, performance of operations monitoring and maintenance activities, and the overall execution of the cleanup. As these properties are distressed, they have no value.
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
Unit price contracts are a subset of fixed-price contracts. Under unit price contracts, our clients pay a set fee for each unit of service or production. We recognize revenue under unit price contracts as we complete the related service transaction for our clients. If our costs per service transaction exceed original estimates, our profit margins will decrease, and we may realize a loss on the project, unless we can receive payment for the additional costs.
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

Cost-Plus Contracts
Cost-Plus Fixed Fee Contracts.  Under our cost-plus fixed fee contracts, we charge clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenue based on the actual labor and non-labor costs we incur plus the portion of the fixed fee we have earned to date.
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
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2014, 2013 and 2012, we did not recognize any revenue related to claims.
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
Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards or FAR. Our last incurred cost audit was for fiscal year 2004 and resulted in an immaterial adjustment. DCAA determined that an audit of incurred cost proposals submitted to DCAA for fiscal years 2005 through 2012 was not required. An incurred cost proposal has been submitted to DCAA for fiscal year 2013 and is pending audit. Historically, we have not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.
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

During the fourth quarter of fiscal 2013, we concluded it was more likely than not that our deferred tax assets will be realized and reversed the valuation allowance in the amount of $25.6 million.
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
Goodwill and Other Intangible Assets—In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We perform impairment tests for our reporting units with recorded goodwill utilizing valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach, as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and our reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and we then determine the implied fair value of goodwill and compare it to the carrying value of goodwill to determine if impairment exists.
We performed our most recent annual goodwill impairment review as of April 25, 2014, and determined that the fair value of each of our reporting units with goodwill substantially exceeded its carrying value, and therefore no further analysis was required. As of June 30, 2014, we had $31.7 million of goodwill. We do not believe there were any events or changes in circumstances since our April 2014 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
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
Insurance Matters, Litigation and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations, however we have elected to retain a portion of losses that may occur through the use of substantial deductibles, exclusions and retentions under our insurance programs. This may subject us to future liability for which we are only partially insured or are completely uninsured. In accordance with ASC Topic 450, Contingencies, we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. We undertake an overall assessment of risk, and if the estimate of a probable loss is a range, and no amount within the range is a more reasonable estimate, we accrue the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of changes in the expenses relating to those contingencies. Additional expenses could potentially have a material impact on our business, financial condition, results of operations or cash flows.

Results of Operations
Fiscal Year 2014 Compared to Fiscal Year 2013
Consolidated Results of Operations
The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2014 and 2013:

	Years Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Gross revenue	$475,677	$441,517	$34,160	7.7%
Less subcontractor costs and other direct reimbursable charges	120,721	121,114	(393)	(0.3)
Net service revenue	354,956	320,403	34,553	10.8
Interest income from contractual arrangements	52	239	(187)	(78.2)
Insurance recoverables and other income	17,874	4,514	13,360	296.0
Cost of services (exclusive of costs shown separately below)	312,108	268,545	43,563	16.2
General and administrative expenses	31,053	30,739	314	1.0
Provision for doubtful accounts	—	408	(408)	(100.0)
Depreciation and amortization	8,800	6,903	1,897	27.5
Operating income	20,921	18,561	2,360	12.7
Interest expense	(169)	(337)	168	(49.9)
Income from operations before taxes	20,752	18,224	2,528	13.9
Federal and state income tax (provision) benefit	(8,742)	17,986	(26,728)	(148.6)
Net income	12,010	36,210	(24,200)	(66.8)
Net loss applicable to noncontrolling interest	41	65	(24)	(36.9)
Net income applicable to TRC Companies, Inc.	$12,051	$36,275	$(24,224)	(66.8)%
Gross revenue increased $34.2 million, or 7.7%, to $475.7 million for fiscal year 2014 from $441.5 million for fiscal year 2013. Acquisitions accounted for $19.6 million, or 57.4%, of the growth in gross revenue, and organic activities accounted for the remaining $14.6 million, or 42.6%, of the increase. The organic gross revenue growth was driven, in part, by our Energy operating segment where organic gross revenue increased $7.8 million as utility customers continue to make significant transmission and distribution system improvement investments and as demand continues for our energy efficiency and renewable energy services. In our Infrastructure operating segment, several large design projects, and, to a lesser extent, increased demand from our state government clients, contributed to the balance of the organic gross revenue growth for the period.
NSR increased $34.6 million, or 10.8%, to $355.0 million for fiscal year 2014 from $320.4 million for fiscal year 2013. Organic activities accounted for $17.6 million, or 51.0%, of the growth in NSR, and acquisitions accounted for the remaining $17.0 million, or 49.0%, of the increase. All three operating segments contributed to the organic growth in NSR during fiscal year 2014. In our Energy operating segment, organic NSR increased $9.8 million due to the same factors that led to the increase in gross revenue. In our Environmental operating segment, organic NSR increased $3.5 million due to increased demand for remediation and pipeline permitting services, and, to a lesser extent, strong performance on fixed price projects. Also, organic NSR increased $2.8 million in our Infrastructure operating segment primarily due to increased work on several large transportation and construction design projects.
Insurance recoverables and other income increased $13.4 million, or 296.0%, to $17.9 million for fiscal year 2014 from $4.5 million for fiscal year 2013. During fiscal year 2014, certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. In particular, we increased insurance recoverables by $12.4 million in the first quarter on one project, and increased insurance recoverables by $4.9 million in the third quarter on another project to account for the projected recoveries of the increased cost estimates. We did not experience the same level of estimated cost increases in the prior year.
COS increased $43.6 million, or 16.2%, to $312.1 million for fiscal year 2014 from $268.5 million for fiscal year 2013. Organic activities accounted for $29.1 million, or 66.8%, of the increase in COS, and acquisitions accounted for the remaining $14.5 million, or 33.2%, of the increase. The increase in organic COS was due, in part, to $10.4 million of estimated cost increases on certain Exit Strategy projects. These additional costs are projected to be recovered from the project specific insurance policies and, therefore, are offset by the aforementioned increase to insurance recoverables, resulting in no impact to operating income. Fringe benefit costs also contributed to the increase in organic COS, and, in particular, health insurance costs increased $3.6 million in fiscal year 2014 as compared to fiscal year 2013. We are self-insured for the first $150 thousand of health claims per employee each year. Consequently, employee health insurance costs can vary significantly from year to year, and in fiscal year 2014 we experienced a higher level of costs. The remainder of the increase in organic COS was incurred primarily to support projected customer demand from our Energy and Environmental segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 87.9% and 83.8% for fiscal years 2014 and 2013, respectively. This increase in COS as a percentage of NSR was largely attributable to the aforementioned cost increases on certain Exit Strategy projects.
G&A expenses increased $0.3 million, or 1.0%, to $31.1 million for fiscal year 2014 from $30.7 million for fiscal year 2013. As a percentage of NSR, G&A expenses were 8.7% and 9.6% for fiscal years 2014 and 2013, respectively. This decrease in G&A expenses as a percentage of NSR was primarily attributable to lower banking and legal fees and, in particular, a $1.3 million favorable legal settlement.
Depreciation and amortization increased $1.9 million, or 27.5%, to $8.8 million for fiscal year 2014 from $6.9 million for fiscal year 2013. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.
The federal, state and foreign income tax provision was $8.7 million for fiscal year 2014 compared to a tax benefit of $18.0 million for the same period in the prior fiscal year. The net federal, state and foreign income tax provision of $8.7 million for fiscal year 2014 was comprised of a current provision of $6.2 million and a deferred provision of $2.5 million. The net federal, state and foreign income tax benefit of $18.0 million for fiscal year 2013 was comprised of a tax benefit of $25.6 million related to the release of the income tax valuation allowance, net of income tax expense of $7.7 million related to the fiscal year 2013 income tax provision.

Operating Segment Results of Operations
Energy Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2014	2013	Change
Gross revenue	$160,651	$138,189	$22,462	16.3%
Net service revenue	$132,795	$109,815	$22,980	20.9%
Segment profit	$26,468	$23,261	$3,207	13.8%
Gross revenue increased $22.5 million, or 16.3%, to $160.7 million for fiscal year 2014 from $138.2 million for fiscal year 2013. Organic gross revenue increased $7.8 million, or 34.7%, while acquisitions provided the remaining $14.7 million, or 65.3%, of the overall growth in gross revenue. The growth in organic gross revenue was primarily attributable to increased demand for our services due to continued investment by our utility clients in electric transmission and distribution as well as increased demand for testing and commissioning and energy efficiency and renewable energy services.
NSR increased $23.0 million, or 20.9%, to $132.8 million for fiscal year 2014 from $109.8 million for fiscal year 2013. Organic NSR increased $9.8 million, or 42.7%, while acquisitions provided the remaining $13.2 million, or 57.3%, of the NSR growth. The increase in organic NSR was due to the same factors that led to the increase in gross revenue. Organic NSR grew at a faster rate than gross revenue as our mix of projects continues to require a higher level of self-performed work and less work performed through subcontracted services.
The Energy operating segment's profit increased $3.2 million or 13.8%, to $26.5 million for fiscal year 2014 from $23.3 million for fiscal year 2013. Organic activities accounted for $2.8 million, or 86.2%, while acquisitions accounted for $0.4 million, or 13.8%, of the increase in segment profit during fiscal year 2014. Organic segment profit increased, primarily due to the same factors that led to the increase in NSR as well as improved alignment of costs to our revenue base through reductions of indirect labor and incentive costs. For fiscal year 2014, the Energy operating segment's profit, as a percentage of NSR, decreased to 19.9% from 21.2% in the prior year. This decrease was primarily attributable to cost overruns on three large fixed price projects as well as costs associated with the transition and integration of acquisitions made in fiscal year 2014. In addition, in fiscal year 2013, we recorded a $1.2 million performance-based incentive award fee on a large energy efficiency project. We did not have incentive fees at the same level in fiscal year 2014.

Environmental Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2014	2013	Change
Gross revenue	$245,944	$240,820	$5,124	2.1%
Net service revenue	$170,506	$163,217	$7,289	4.5%
Segment profit	$35,324	$30,836	$4,488	14.6%
Gross revenue increased $5.1 million, or 2.1%, to $245.9 million for fiscal year 2014 from $240.8 million for fiscal year 2013. Organic gross revenue increased $0.2 million, or 3.2%, while acquisitions provided the remaining $4.9 million, or 96.8%, of the overall growth in gross revenue. The increase in organic gross revenue for fiscal year 2014 was primarily driven by increased demand for remediation and pipeline permitting services. Organic gross revenue was negatively impacted by adjustments to the estimate at completion for certain Exit Strategy contracts which reduced gross revenue by approximately $7.1 million in fiscal year 2014. These additional costs are projected to be recovered from the project specific insurance policies and, therefore, are offset by insurance recoverables, resulting in no impact to operating income.
NSR increased $7.3 million, or 4.5%, to $170.5 million for fiscal year 2014 from $163.2 million for fiscal year 2013. Organic NSR increased $3.5 million, or 48.4%, while acquisitions provided the remaining $3.8 million, or 51.6%, of the overall growth in NSR. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue as well as strong performance on fixed price projects. NSR grew at a faster pace than gross revenue primarily due to changes in the mix of project work in fiscal year 2014 which resulted in a higher level of self-performed work and less work performed through subcontracted services.
The Environmental operating segment's profit increased $4.5 million, or 14.6%, to $35.3 million for fiscal year 2014 from $30.8 million for fiscal year 2013. Organic activities accounted for $3.9 million, or 87.4%, while acquisitions accounted for $0.6 million, or 12.6%, of the increase in segment profit during fiscal year 2014. The increase in organic segment profit was primarily attributable to the same factors that led to the increase in NSR as well as strong project performance on fixed priced projects in fiscal year 2014. In particular, we experienced a loss on a large environmental project in fiscal year 2013 that did not recur in fiscal year 2014. For fiscal year 2014, the Environmental operating segment's profit, as a percentage of NSR, increased to 20.7% from 18.9% in the prior year.

Infrastructure Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2014	2013	Change
Gross revenue	$63,251	$59,940	$3,311	5.5%
Net service revenue	$46,975	$44,218	$2,757	6.2%
Segment profit	$8,754	$8,663	$91	1.1%
Gross revenue increased $3.3 million, or 5.5%, to $63.3 million for fiscal year 2014 from $59.9 million for fiscal year 2013. The increase in gross revenue was primarily due to increased work on several large construction and transportation design projects. Increased demand from our state government clients contributed the balance of the organic gross revenue growth in fiscal year 2014.
NSR increased $2.8 million, or 6.2%, to $47.0 million for fiscal year 2014 from $44.2 million for fiscal year 2013. The NSR growth was primarily the result of the same factors driving gross revenue growth as noted above.
The Infrastructure operating segment's profit increased $0.1 million, or 1.1%, to $8.8 million for fiscal year 2014 from $8.7 million for fiscal year 2013. For fiscal year 2014 the Infrastructure operating segment's profit, as a percentage of NSR, decreased to 18.6% from 19.6% in the prior year, primarily due to unfavorable pricing on a large project completed in fiscal 2014.

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
COS increased $22.0 million, or 8.9%, to $268.5 million for fiscal year 2013 from $246.5 million for fiscal year 2012. Organic activities accounted for $16.3 million, or 74.2% of the overall increase in COS, while acquisitions provided the remaining $5.7 million, or 25.8%, of the increase. The increase from organic activities was partially attributable to higher contract loss expense which increased $3.6 million in fiscal year 2013 due to higher than expected costs on certain large fixed priced projects. The remainder of the COS increase was incurred to support the growing customer demand from our Energy operating segment clients. To serve this increase in demand, we increased our billable headcount. As a percentage of NSR, COS was 83.8% and 81.7% for fiscal years 2013 and 2012, respectively.
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
The federal and state income tax benefit was $18.0 million for fiscal year 2013 compared to $3.9 million for fiscal year 2012. The net federal, state and foreign income tax benefit of $18.0 million for fiscal year 2013 was comprised of a tax benefit of $25.6 million related to the release of the income tax valuation allowance, net of income tax expense of $7.7 million related to the fiscal year 2013 income tax provision. The tax benefit of $3.9 million in fiscal year 2012 was comprised of a benefit of $4.2 million attributable to the remeasurement of uncertain tax positions and a benefit of $1.0 million related to the release of a valuation allowance in conjunction with the acquisition of Payne, net of federal and state income tax expense, of $1.3 million. The $4.2 million reduction in tax expense was directly attributable to the remeasurement of uncertain tax positions due to the settlement of the IRS examination for fiscal years 2003 through 2008, which resulted in a refund of approximately $0.1 million in federal taxes and interest.

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

The Energy operating segment's profit decreased $0.3 million or 1.1%, to $23.3 million for fiscal year 2013 from $23.5 million for fiscal year 2012. Organic segment profit decreased $0.6 million while acquisitions provided $0.3 million of segment profit growth for fiscal year 2013. The decrease in the Energy operating segment's profit for fiscal year 2013 was primarily due to increased contract costs incurred on several large fixed-priced projects. These additional costs were partially offset by the aforementioned performance-based incentive award that increased operating segment NSR and operating segment profit by $1.2 million in fiscal year 2013. For fiscal year 2013, the Energy operating segment's profit, as a percentage of NSR, decreased to 21.2% from 24.5% in fiscal year 2012.

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
The Environmental operating segment's profit decreased $1.1 million, or 3.5%, to $30.8 million for fiscal year 2013 from $32.0 million for fiscal year 2012. Acquisitions provided $0.2 million of operating segment profit growth, while organic activities accounted for $1.3 million of the decrease in segment profit for fiscal year 2013. The decline in organic profit was primarily attributable to higher costs on certain Exit Strategy projects. We did not experience the same level of estimated cost increases in fiscal year 2012. For fiscal year 2013, the Environmental operating segment's profit, as a percentage of NSR, decreased to 18.9% from 20.1% in fiscal year 2012.

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
The Infrastructure operating segment's profit increased $0.9 million, or 12.0%, to $8.7 million for fiscal year 2013 from $7.7 million for fiscal year 2012. The increase in the Infrastructure operating segment's profit during fiscal year 2013 was primarily due to continued improvement on project and overhead cost controls and contract risk management. As a result, for fiscal year 2013, the Infrastructure operating segment's profit increased, as a percentage of NSR, to 19.6% from 17.8% in fiscal year 2012.

Costs and Expenses as a Percentage of NSR
The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for fiscal years 2014, 2013 and 2012:

	2014	2013	2012
Net service revenue	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	0.1	0.1
Insurance recoverables and other income	5.0	1.4	0.2
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	87.9	83.8	81.7
General and administrative expenses	8.7	9.6	10.3
Provision for doubtful accounts	—	0.1	0.3
Depreciation and amortization	2.5	2.2	1.8
Arena Towers litigation reversal	—	—	(3.7)
Total operating costs and expenses	99.2	95.7	90.4
Operating income	5.9	5.8	9.9
Interest expense	—	(0.1)	(0.2)
Income from operations before taxes and equity in earnings	5.8	5.7	9.7
Federal and state income tax (provision) benefit	(2.5)	5.6	1.3
Income from operations before equity in earnings	3.4	11.3	11.0
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	0.1
Net income	3.4	11.3	11.1
Net loss applicable to noncontrolling interest	—	—	—
Net income applicable to TRC Companies, Inc.	3.4%	11.3%	11.1%

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
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Fiscal Year
(Dollars in thousands)	2014	2013	2012
Number of projects	1,814	2,017	3,135
Net (reduction) increase on project profitability	$(707)	$(1,276)	$3,359

Net (reduction) increase on project profitability by operating segment:
Energy	$(3,548)	$635	$246
Environmental	2,438	(1,829)	2,710
Infrastructure	403	(82)	403
Total	$(707)	$(1,276)	$3,359

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the fiscal years ended June 30, 2014, 2013 and 2012 (in thousands):

	June 30, 2014	June 30, 2013	June 30, 2012
Cash provided by operating activities	$21,386	$14,414	$19,438
Cash used in investing activities	(6,771)	(8,604)	(9,100)
Cash used in financing activities	(5,154)	(4,235)	(4,606)
Cash and cash equivalents as of the end of the fiscal year	27,597	18,136	16,561
Fiscal Year 2014 Compared to Fiscal Year 2013
As of June 30, 2014, cash and cash equivalents increased by $9.5 million, or 52.2%, to $27.6 million compared to $18.1 million as of June 30, 2013. The increase was primarily due to net cash provided by operating activities, less payments made for the acquisitions of businesses, and an additional tax benefit received from stock-based awards which were partially offset by cash payments made on long-term debt and capital lease obligations and payments made for property and equipment.
Net cash provided by operating activities increased by $7.0 million, or 48.4%, to $21.4 million for the fiscal year ended June 30, 2014, compared to $14.4 million of cash provided in the prior year. The increase was due to the timing of collections of receivables and payment of payroll, which increased cash flow over the corresponding period due to the amount of accrued payroll at period end, along with an increase in the employee vacation accrual. The significant balance sheet changes related to changes in estimates to complete on certain Exit Strategy contracts, which impacted insurance recoverables, contract loss, and deferred revenue, had no net impact on cash flows.
Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 84 days as of June 30, 2014 from 83 days as of June 30, 2013.
Net cash used in investing activities decreased by $1.8 million, or 21.3%, to $6.8 million for the fiscal year ended June 30, 2014, compared to $8.6 million of cash used in the prior year. The decrease was due to $2.8 million less cash payments for the acquisitions of businesses including earnout and net working capital payments in the fiscal year ended June 30, 2014, which was partially offset by $1.2 million of additional payments for property and equipment.
Net cash used in financing activities increased by $0.9 million, or 21.7%, to $5.2 million for the fiscal year ended June 30, 2014, compared to $4.2 million of cash used in the prior year. The increase was primarily due to $4.2 million of additional payments on long-term debt and capital lease obligations, which was partially offset by $2.9 million of excess tax benefits from stock-based awards.

Fiscal Year 2013 Compared to Fiscal Year 2012
As of June 30, 2013, cash and cash equivalents increased by $1.6 million, or 9.5%, to $18.1 million compared to $16.6 million as of June 30, 2012. We generated $14.4 million in cash provided by operating activities during the fiscal year 2013 primarily related to net income of $36.2 million net of deferred income taxes of $19.2 million.
Net cash provided by operating activities decreased by $5.0 million, or 25.8%, to $14.4 million for the fiscal year ended June 30, 2013, compared to $19.4 million of cash provided in fiscal year 2012. The decrease in cash provided by operating activities coincides with the increase in DSO from 78 days as of June 30, 2012 to 83 days as of June 30, 2013.
Net cash used in investing activities decreased by $0.5 million, or 5.5%, to $8.6 million for the fiscal year ended June 30, 2013, compared to $9.1 million of cash used in fiscal year 2012. The decrease was due to $3.2 million less of payments for property and equipment, which was partially offset by $2.5 million of additional cash payments made for the acquisitions of businesses including earnout and net working capital payments in fiscal year 2013.
Net cash used in financing activities decreased by $0.4 million, or 8.1%, to $4.2 million for the fiscal year ended June 30, 2013, compared to $4.6 million of cash used in fiscal year 2012. The decrease was primarily due to $2.3 million less of payments made on long-term debt and capital lease obligations, which was partially offset by $2.0 million of additional cash received to pay tax withholding obligations related to restricted stock vesting.

Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2014 and 2013 were comprised of the following (in thousands):

	2014	2013
Revolving credit facility	$—	$—
Subordinated debt:
CAH note payable	—	2,448
HMG note payable	—	1,500
Other notes payable	348	1,031
Lease financing obligations	220	334
Capital lease obligations	729	1,357
	1,297	6,670
Less current portion	(1,025)	(5,313)
Long-term debt and capital lease obligations	$272	$1,357

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
Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit our leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of (i) $17.0 million for the twelve-month period ended June 30, 2014 and (ii) $20.0 million for the twelve-month periods ending June 30, 2015 and thereafter. We were in compliance with the financial covenants under the Credit Agreement as of June 30, 2014.

Management presents Consolidated EBITDA and Consolidated Adjusted EBITDA, which are non-U.S. GAAP measures, because we believe they are useful tools for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated EBITDA and Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated EBITDA and Consolidated Adjusted EBITDA are not intended to represent cash flows for the period or funds available for management's discretionary use, nor are they represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated EBITDA and Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income, net income, cash flows from operations and other measures of equal or greater importance. Consolidated EBITDA is presented below based on both the definition used in our Credit Agreement ("Consolidated Adjusted EBITDA") as well as a more typical calculation method. Set forth below is a reconciliation of Net Income applicable to TRC Companies, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, for the trailing twelve-month periods ended June 30, 2014, 2013 and 2012 (in thousands):

	Trailing Twelve Months
	June 30, 2014	June 30, 2013	June 30, 2012
Net income applicable to TRC Companies, Inc.	$12,051	$36,275	$33,575
Interest expense	169	337	668
Federal and state income tax provision (benefit)	8,742	(17,986)	(3,930)
Depreciation and amortization	8,800	6,903	5,508
Net loss applicable to noncontrolling interest	(41)	(65)	(87)
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	(270)
Consolidated EBITDA	29,721	25,464	35,464
Less: Interest expense on excluded indebtedness	(72)	(86)	—
Add: Interest and penalties on federal and state income taxes	(39)	29	—
Stock-based compensation expense	4,658	3,832	6,550
Arena Towers litigation reversal	—	—	(11,061)
Consolidated Adjusted EBITDA under the Credit Agreement	$34,268	$29,239	$30,953
The actual covenant results as compared to the covenant requirements under the Credit Agreement as of June 30, 2014 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Minimum Consolidated Adjusted EBITDA	Trailing 12 months	$34,268	Must exceed	$17,000
Maximum leverage ratio	Trailing 12 months	0.11 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	5.73 to 1.00	Must exceed	1.25 to 1.00
As of June 30, 2014 and 2013, we had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $3.1 million and $3.9 million as of June 30, 2014 and 2013, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $68.5 million and $58.5 million as of June 30, 2014 and 2013, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and indebtedness outstanding of $0.7 million and $5.2 million, were $64.7 million and $49.4 million as of June 30, 2014 and 2013, respectively.
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

HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., we entered into a one-year subordinated promissory note with the sellers pursuant to which we agreed to pay $1.5 million. The note bore interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note was due and payable on December 31, 2013. We repaid this loan balance in the amount of $1.5 million in full on that date.
Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being accounted for as a capital lease obligation, for a three year software licensing agreement payable in twelve equal quarterly installments of approximately $0.2 million each, including a finance charge of 2.74%. As of June 30, 2014, the balance outstanding under this agreement was $0.4 million.
In July 2013, we financed $4.9 million of insurance premiums, relating to the fiscal year ended June 30, 2014, payable in eleven equal monthly installments of approximately $0.5 million each, including a finance charge of 1.99%. As of June 30, 2014, the balance has been repaid.
Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $1.2 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the consolidated statements of operations. The cost of assets under capital leases was $1.9 million, and accumulated amortization was $1.0 million at June 30, 2014. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.
Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments as of June 30, 2014 were as follows (in thousands):

Fiscal Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2015	$348	$115	$562	$1,025
2016	—	50	167	217
2017	—	17	—	17
2018	—	17	—	17
2019	—	18	—	18
Thereafter	—	3	—	3
	$348	$220	$729	$1,297
Based on our current operating plans, we believe that existing cash resources as well as cash forecast to be generated from operations and availability under our revolving credit facility are adequate to meet our requirements for the foreseeable future. In addition, we expect to remain in full compliance with the covenant requirements under the Credit Agreement over the next twelve months.

Contractual Obligations
The following table sets forth, as of June 30, 2014, certain information concerning our obligations to make future principal and interest payments (variable interest components used interest rates for estimating future interest payment obligations of between 1.21% to 3.15%) under contracts, such as debt and lease agreements (in thousands).

	Payments due by period (1)
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Revolving credit facility	$—	$—	$—	$—	$—

Subordinated debt:
Other notes payable	352	352	—	—	—

Operating leases (2)	65,448	13,631	23,277	13,104	15,436
Contractual commitments (3)	5,299	5,299	—	—	—
Purchase obligations (4)	281	187	94	—	—
Lease financing obligations	220	115	67	35	3
Capital lease obligations	745	577	168	—	—
Unrecognized tax benefits (5)	1,540	—	—	—	1,540
Total contractual obligations	$73,885	$20,161	$23,606	$13,139	$16,979
______________________________
(1)Includes estimated interest.
(2)Operating leases are primarily real estate leases.
(3)Represents amounts financed for our fiscal year 2015 insurance premiums.

(4)	Purchase obligations consists primarily of non-cancellable service provider contracts with a remaining term in excess of 1 year.

(5)
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
Off-Balance Sheet Arrangements
As of June 30, 2014, our "Off-Balance Sheet" arrangements, as that term is defined by the Securities and Exchange Commission, included $3.1 million of standby letters of credit issued primarily for outstanding performance or payment bonds. The letters of credit were issued by our bank and renew annually. We also have operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was approximately $14.9 million in fiscal year 2014, $13.2 million in fiscal year 2013, and $12.8 million in fiscal year 2012. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in "Contractual Obligations".
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
Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the facility's maturity date. Our credit facility has a maturity date of April 16, 2018, or earlier at our discretion, upon payment in full of loans and other obligations.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 10, 2014

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

	Fiscal Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Gross revenue	$475,677	$441,517	$419,959
Less subcontractor costs and other direct reimbursable charges	120,721	121,114	118,179
Net service revenue	354,956	320,403	301,780
Interest income from contractual arrangements	52	239	295
Insurance recoverables and other income	17,874	4,514	614
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	312,108	268,545	246,506
General and administrative expenses	31,053	30,739	31,025
Provision for doubtful accounts	—	408	755
Depreciation and amortization	8,800	6,903	5,508
Arena Towers litigation reversal	—	—	(11,061)
Total operating costs and expenses	351,961	306,595	272,733
Operating income	20,921	18,561	29,956
Interest expense	(169)	(337)	(668)
Income from operations before taxes and equity in earnings	20,752	18,224	29,288
Federal and state income tax (provision) benefit	(8,742)	17,986	3,930
Income from operations before equity in earnings	12,010	36,210	33,218
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	270
Net income	12,010	36,210	33,488
Net loss applicable to noncontrolling interest	41	65	87
Net income applicable to TRC Companies, Inc.	$12,051	$36,275	$33,575

Basic earnings per common share	$0.41	$1.26	$1.21
Diluted earnings per common share	$0.40	$1.23	$1.16

Weighted-average common shares outstanding:
Basic	29,594	28,843	27,781
Diluted	30,140	29,601	28,822
See accompanying notes to consolidated financial statements.

TRC COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Net income	$12,010	$36,210	$33,488
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	151	134	(142)
Tax effect on unrealized gain (loss) on available-for-sale securities	(60)	(47)	—
Reclassification for gain included in net income	(100)	(19)	(471)
Tax effect on realized gain on available-for-sale securities	41	7	—
Total other comprehensive income (loss)	32	75	(613)
Comprehensive income	12,042	36,285	32,875
Comprehensive loss attributable to noncontrolling interests	41	(65)	(87)
Comprehensive income attributable to TRC Companies, Inc.	$12,083	$36,220	$32,788

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$27,597	$18,136
Restricted cash	5,756	—
Accounts receivable, less allowance for doubtful accounts	116,937	109,320
Insurance recoverable - environmental remediation	42,062	26,305
Restricted investments	2,934	5,582
Deferred income tax assets	12,293	12,518
Income taxes refundable	1,021	1,444
Prepaid expenses and other current assets	12,441	12,045
Total current assets	221,041	185,350
Property and equipment
Land and building	480	480
Equipment, furniture and fixtures	54,340	51,104
Leasehold improvements	5,420	5,421
	60,240	57,005
Less accumulated depreciation and amortization	(47,190)	(43,171)
Property and equipment, net	13,050	13,834
Goodwill	31,679	28,797
Investments in and advances to unconsolidated affiliates and construction joint ventures	112	113
Long-term deferred income tax assets	4,267	6,601
Long-term restricted investments	23,537	27,580
Long-term prepaid insurance	28,521	31,497
Other assets	13,378	13,992
Total assets	$335,585	$307,764
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$463	$4,745
Current portion of capital lease obligations	562	568
Accounts payable	32,663	32,238
Accrued compensation and benefits	36,586	34,040
Deferred revenue	14,503	20,094
Environmental remediation liabilities	138	291
Other accrued liabilities	47,310	31,737
Total current liabilities	132,225	123,713
Non-current liabilities:
Long-term debt, net of current portion	105	568
Capital lease obligations, net of current portion	167	789
Income taxes payable and deferred income tax liabilities	1,539	310
Deferred revenue	70,398	68,514
Environmental remediation liabilities	6,268	6,973
Total liabilities	210,702	200,867
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 29,752,934 and 29,749,452 shares issued and outstanding, respectively, at June 30, 2014, and 29,053,301 and 29,049,819 shares issued and outstanding, respectively, at June 30, 2013	2,975	2,905
Additional paid-in capital	187,748	181,874
Accumulated deficit	(65,354)	(77,405)
Accumulated other comprehensive loss	(77)	(109)
Treasury stock, at cost	(33)	(33)
Total shareholders' equity applicable to TRC Companies, Inc.	125,259	107,232
Noncontrolling interest	(376)	(335)
Total equity	124,883	106,897
Total liabilities and equity	$335,585	$307,764
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Fiscal Year Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$12,010	$36,210	$33,488
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	8,800	6,903	5,508
Stock-based compensation expense	4,658	3,832	6,550
Provision for doubtful accounts	—	408	755
Arena Towers litigation reversal	—	—	(11,061)
Deferred income taxes	2,512	(19,159)	(997)
Other non-cash items	(1,034)	(133)	(920)
Changes in operating assets and liabilities:
Accounts receivable	(5,916)	(11,655)	(5,439)
Insurance recoverable - environmental remediation	(15,757)	(561)	5,083
Income taxes	864	(380)	(5,195)
Restricted investments	4,603	4,521	9,295
Prepaid expenses and other current assets	1,676	(1,131)	(1,161)
Long-term prepaid insurance	2,976	2,775	3,138
Other assets	667	553	(977)
Accounts payable	352	778	4,981
Accrued compensation and benefits	2,003	(2,152)	7,443
Deferred revenue	(3,707)	(8,732)	(13,484)
Environmental remediation liabilities	(858)	1,369	(351)
Other accrued liabilities	7,537	968	(17,218)
Net cash provided by operating activities	21,386	14,414	19,438
Cash flows from investing activities:
Additions to property and equipment	(5,065)	(3,891)	(7,114)
Withdrawals from restricted investments	2,241	2,131	2,045
Acquisition of businesses, net of cash acquired	(3,788)	(6,865)	(3,464)
Earnout and net working capital payments on acquisitions	(252)	—	(883)
Proceeds from sale of land	—	—	250
Proceeds from sale of fixed assets	110	43	82
Investments in and advances to unconsolidated affiliates	(17)	(22)	(16)
Net cash used in investing activities	(6,771)	(8,604)	(9,100)
Cash flows from financing activities:
Payments on long-term debt and other	(9,535)	(5,405)	(8,236)
Payments on capital lease obligations	(628)	(532)	(27)
Proceeds from long-term debt and other	4,904	4,259	4,415
Earnout and net working capital payments on acquisitions	(872)	(154)	—
Shares repurchased to settle tax withholding obligations	(2,209)	(2,767)	(760)
Excess tax benefit from stock-based awards	3,115	203	—
Proceeds from exercise of stock options	71	161	2
Net cash used in financing activities	(5,154)	(4,235)	(4,606)
Increase in cash and cash equivalents	9,461	1,575	5,732
Cash and cash equivalents, beginning of period	18,136	16,561	10,829
Cash and cash equivalents, end of period	$27,597	$18,136	$16,561
Supplemental cash flow information:
Income taxes paid	$2,205	$1,460	$2,103
Non-cash consideration for assets acquired	1,627	647	768
Issuance of common stock in connection with businesses acquired	295	515	266
Capital expenditures included in accounts payable	490	509	325
Interest paid	192	319	672
Assets acquired through capital lease obligations	—	1,160	756
Land transfer	—	1,500	—
Subordinated note payable recorded in connection with businesses acquired	—	1,500	—
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
In thousands, except share data

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total TRC Shareholders' Equity	Non- Controlling Interest
	Number of Shares	Amount				Number of Shares	Amount			Total Equity
Balance, June 30, 2011	27,303,774	$2,730	$173,984	$(147,255)	$429	3,482	$(33)	$29,855	$(183)	$29,672
Net income (loss)	—	—	—	33,575	—	—	—	33,575	(87)	33,488
Other comprehensive loss	—	—	—	—	(613)	—	—	(613)	—	(613)
Issuance of common stock in connection with business acquired	61,387	6	260	—	—	—	—	266	—	266
Exercise of stock options	750	—	2	—	—	—	—	2	—	2
Stock-based compensation	1,055,039	106	6,444	—	—	—	—	6,550	—	6,550
Shares repurchased to settle tax withholding obligations	(298,697)	(30)	(1,327)	—	—	—	—	(1,357)	—	(1,357)
Directors' deferred compensation	8,449	1	39	—	—	—	—	40	—	40
Balance, June 30, 2012	28,130,702	2,813	179,402	(113,680)	(184)	3,482	(33)	68,318	(270)	68,048
Net income (loss)	—	—	—	36,275	—	—	—	36,275	(65)	36,210
Other comprehensive income	—	—	—	—	75	—	—	75	—	75
Issuance of common stock in connection with business acquired	88,496	9	506	—	—	—	—	515	—	515
Exercise of stock options	37,625	4	157	—	—	—	—	161	—	161
Stock-based compensation	1,109,339	111	3,721	—	—	—	—	3,832	—	3,832
Shares repurchased to settle tax withholding obligations	(317,861)	(32)	(2,149)	—	—	—	—	(2,181)	—	(2,181)
Directors' deferred compensation	5,000	—	34	—	—	—	—	34	—	34
Tax benefit from stock-based awards	—	—	203	—	—	—	—	203	—	203
Balance, June 30, 2013	29,053,301	2,905	181,874	(77,405)	(109)	3,482	(33)	107,232	(335)	106,897
Net income (loss)	—	—	—	12,051	—	—	—	12,051	(41)	12,010
Other comprehensive income	—	—	—	—	32	—	—	32	—	32
Issuance of common stock	4,360	1	29	—	—	—	—	30	—	30
Issuance of common stock in connection with business acquired	34,066	3	292	—	—	—	—	295	—	295
Exercise of stock options	16,500	2	69	—	—	—	—	71	—	71
Stock-based compensation	943,999	94	4,564	—	—	—	—	4,658	—	4,658
Shares repurchased to settle tax withholding obligations	(305,642)	(31)	(2,239)	—	—	—	—	(2,270)	—	(2,270)
Directors' deferred compensation	6,350	1	44	—	—	—	—	45	—	45
Tax benefit from stock-based awards	—	—	3,115	—	—	—	—	3,115	—	3,115
Balance, June 30, 2014	29,752,934	$2,975	$187,748	$(65,354)	$(77)	3,482	$(33)	$125,259	$(376)	$124,883
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
The Company has entered into fixed-price Exit Strategy contracts to remediate environmental conditions at contaminated sites. Under most Exit Strategy contracts, the majority of the contract price was deposited by the client into a restricted account with an insurer. The funds in the restricted account are held by the insurer and used to pay the Company as work is performed. The arrangement with the insurer provides for the deposited funds to earn interest at the one-year constant maturity U.S. Treasury Bill rate. The interest is recorded when earned and reported as interest income from contractual arrangements on the Company's consolidated statements of operations. On certain Exit Strategy projects, the Company has taken title to the underlying properties in order to facilitate access, remedial construction, performance of operations monitoring and maintenance activities, and the overall execution of the cleanup. As these properties are distressed, they have no value.
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
Cost-Plus Contracts
Cost-Plus Fixed Fee Contracts.  Under the Company's cost-plus fixed fee contracts, it charges clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor and non-labor costs it incurs plus the portion of the fixed fee it has earned to date.
Cost-Plus Fixed Rate Contracts.  Under the Company's cost-plus fixed rate contracts, it charges clients for its costs plus negotiated rates based on its indirect costs. In negotiating a cost-plus fixed rate contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. The Company recognizes revenue based on the actual total costs it has expended plus the applicable fixed rate. If the actual total costs are lower than the total costs, the Company has estimated, its revenue from that project will be lower than originally estimated.
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
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2014, 2013 and 2012, no revenue related to claims was recognized by the Company.
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
Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the Company has accounted for such costs in a manner inconsistent with Cost Accounting Standards or FAR. The Company's last incurred cost audit was for fiscal year 2004 and resulted in an immaterial adjustment. DCAA determined that an audit of incurred cost proposals submitted to DCAA for fiscal years 2005 through 2012 was not required.  An incurred cost proposal has been submitted to DCAA for fiscal year 2013 and is pending audit. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.
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
The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during fiscal years 2014 and 2013. The assumptions used to value stock options granted for fiscal year 2012 is as follows:

2012
Risk-free interest rate	0.65% - 0.66%
Expected life	4.0 years
Expected volatility	80.8%
Expected dividend yield	N/A
Weighted-average fair value per share of options granted	$3.14
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
During fiscal 2013, the Company concluded it was more likely than not that its deferred tax assets will be realized and reversed the valuation allowance in the amount of $25,646 (see Note 12).
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
Goodwill and Other Intangible Assets—In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment tests for its reporting units with recorded goodwill utilizing valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach, as the best evidence of fair value. The valuation methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill and compares it to the carrying value of goodwill to determine if impairment exists.
The Company performed its most recent annual goodwill impairment review as of April 25, 2014, and determined that the fair value of each of the Company's reporting units with goodwill substantially exceeded its carrying value, and therefore, no further analysis was required. As of June 30, 2014, the Company had $31,679 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2014 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors, including operating results, business plans, anticipated future cash flows, transactions and market data.
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

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. There were no events or changes in circumstances that would indicate the fair value of property and equipment was reduced to below its carrying value during fiscal year 2014, and therefore property and equipment were not tested for impairment. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.
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
Voting Interest Entities.  Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and which provide the equity holders with the obligation to absorb losses, the right to receive residual returns and the right or power to make decisions about or direct the entity's activities that most significantly impact the entity's economic performance. Voting interest entities, where the Company has a majority interest, are consolidated in accordance with ASC Topic 810, Consolidations ("ASC Topic 810"). ASC Topic 810 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates voting interest entities in which it has all, or a majority of, the voting interests.
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
Insurance Matters, Litigation and Contingencies—In the normal course of business, the Company is subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves the Company as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. The Company maintains insurance coverage for various aspects of its business and operations, however the Company has elected to retain a portion of losses that may occur through the use of substantial deductibles, exclusions and retentions under its insurance programs. This may subject the Company to future liability for which it is only partially insured or is completely uninsured. In accordance with ASC Topic 450, Contingencies, ("ASC Topic 450"), the Company records in its consolidated balance sheets amounts representing its estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. The Company undertakes an overall

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

assessment of risk, and if the estimate of a probable loss is a range, and no amount within the range is a more likely estimate, the Company accrues the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of changes in the expenses relating to those contingencies. Additional expenses could potentially have a material impact on the Company's business, financial condition, results of operations or cash flows.
Restricted Cash—In conjunction with the Company’s administration of various State and Public Utility energy efficiency programs, the Company receives energy efficiency rebate funds that are designated for the respective efficiency program participants. The efficiency program funds are sourced from Federal and State grants, such as the American Recovery and Reinvestment Act of 2009, which require the Company to keep the funds segregated from the Company's general assets.
Restricted Investments—Current and long-term restricted investments relate primarily to the Company's Exit Strategy contracts. Under the terms of the majority of Exit Strategy contracts, the contract proceeds were paid by the client to an insurer at inception. A portion of these proceeds, generally five to ten percent, were remitted to the Company. The balance of contract proceeds, less any insurance premiums and fees for a policy to cover potential cost overruns and other factors, were deposited into a restricted investment account with the insurer and are used to pay the Company as services are performed. Upon expiration of the related insurance policies, any remaining funds are remitted to the Company or other parties as provided in the policy. The deposited funds are recorded as restricted investments with a corresponding amount shown as deferred revenue on the Company's consolidated balance sheets. The current portion of the restricted investments represents the amount the Company estimates it will collect from the insurer over the next year.
As of June 30, 2014 and 2013, $22,366 and $28,072, respectively, of the restricted investments represent deposits which earn interest at the one-year constant maturity U.S. Treasury Bill rate, which rate is reset on the anniversary of each policy. As of June 30, 2014 and 2013 the one-year constant maturity U.S. Treasury Bill rate for such deposits ranged from 0.10% to 0.18% and from 0.09% to 0.21%, respectively.
Properties Available for Sale—Included in other assets are certain properties acquired in connection with certain Exit Strategy contracts that are available for sale in the amounts of $4,344 as of June 30, 2014 and 2013. The properties were recorded at fair value upon acquisition.
In cases where the Company does not expect to recover its carrying costs on properties available for sale, the Company reduces its carrying value to the fair value less costs to sell. During fiscal years 2014, 2013 and 2012, no impairment losses were recognized.
Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over its estimated useful life. In accordance with ASC Subtopic 350-40, Internal-Use Software, the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. During fiscal years 2014, 2013 and 2012, capitalized software was amortized over three to five years.
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
Environmental Remediation Liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with ASC Topic 405, Liabilities, upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability resulting from the completion of the capital phase is included in insurance recoverables and other income. During fiscal years 2014, 2013 and 2012, no such income was recorded.
If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to ASC Topic 410 Asset Retirement and Environmental Obligations ("ASC Topic 410"). Environmental remediation liabilities recorded pursuant to ASC Topic 410 are discounted when the amount and timing of the clean-up activities can be reliably determined. As of June 30, 2014 and 2013, the environmental liability for one project was discounted as the amount and timing of the remaining monitoring activities could be reliably determined. A discount of $365 and $374 was calculated using a risk-free discount rate of 3.2% and 2.3% as of June 30, 2014 and 2013, respectively. Estimated remediation costs for clean-up activities are based on experience, site conditions and the remedy selected. The liability is regularly adjusted as estimates are revised and as cleanup proceeds. Actual results could differ materially from those estimates. The undiscounted environmental liability as of June 30, 2014 and 2013 was $6,761 and $7,632, respectively.
Employee Benefit Plan—The Company has a 401(k) savings plan covering substantially all employees. The Company's matching formula has two components. The basic match is up to 50% of each Participant's first 4% of contributed compensation, and the discretionary match of up to another 2% of contributed compensation is based on the Company's performance for the previous fiscal year. In fiscal years 2014, 2013 and 2012, the Company's contributions to the plan were approximately $4,005, $3,444 and $4,482, respectively. The Company does not provide post-employment or other post-retirement benefits.
Comprehensive Income (Loss)—The Company reports comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity that are not the result of transactions with owners.
Earnings per Share—Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for stock options, warrants, non-vested restricted stock awards and units, and non-vested performance stock units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period.  Diluted EPS is computed by dividing net income applicable to the Company by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

The following table sets forth the computations of basic and diluted EPS for the indicated fiscal years ended June 30:

	2014	2013	2012
Net income applicable to TRC Companies, Inc.	$12,051	$36,275	$33,575

Basic weighted-average common shares outstanding	29,594	28,843	27,781
Effect of dilutive stock options, RSA's, RSU's and PSU's	546	758	1,041
Diluted weighted-average common shares outstanding	30,140	29,601	28,822

Earnings per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings per common share	$0.41	$1.26	$1.21
Diluted earnings per common share	$0.40	$1.23	$1.16
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	2,004	2,124	1,932
Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, restricted investments, insurance recoverables, and investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs credit evaluations of its clients as required and maintains an allowance for estimated credit losses.
Fair Value of Financial Instruments—Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's subordinated notes payable as of June 30, 2014 and 2013, approximate fair value because the interest rates on the instruments change with market interest rates or because of the short term nature of their maturities. The carrying amount of the Company's remaining notes payable as of June 30, 2014 and 2013 approximate fair value as either the fixed interest rates approximate current rates for these obligations or the remaining term is not significant.
Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("US GAAP") necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.
New Accounting Pronouncements—In June 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. This guidance is applicable to the Company's fiscal year beginning July 1, 2016. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.
In May 2014, the FASB issued an accounting standards update that will supersede virtually all existing revenue recognition guidance under US GAAP. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and will be required to be applied retrospectively. Early application of the guidance is not permitted. This guidance is applicable

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

to the Company's fiscal year beginning July 1, 2017. The Company is currently evaluating this guidance and any potential impact to its consolidated financial statements.
In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The ASU will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The implementation of this standard is not expected to have a material impact on the Company's financial statements, but will impact the reporting of any future dispositions.
In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for the Company beginning July 1, 2014; early adoption is permitted. The Company does not expect adoption will have a material effect on its financial position or results of operations.

Note 3. Fair Value Measurements
The Company's financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
Level 1 Inputs—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally, this includes debt and equity securities and derivative contracts that are traded on an active exchange market (e.g. the New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.
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
The following tables present the level within the fair value hierarchy at which the Company's financial assets were measured on a recurring basis as of June 30, 2014 and 2013.
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$140	$—	$—	$140
Certificates of deposit	—	209	—	209
Municipal bonds	—	740	—	740
Corporate bonds	—	236	—	236
Asset backed securities	—	130	—	130
Money market accounts and cash deposits	2,650	—	—	2,650
Total assets	$2,790	$1,315	$—	$4,105

Contingent consideration	$—	$—	$352	$352
Total liabilities	$—	$—	$352	$352

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
A majority of our investments are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. Our broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments.
The Company's long-term debt is not measured at fair value in the consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: level 2 of the fair value hierarchy. At June 30, 2014 and 2013, the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of June 30, 2014 and 2013 are included within current and long-term restricted investments on the consolidated balance sheets.
Reclassification adjustments for realized gains or losses from available for sale restricted investment securities out of accumulated other comprehensive income are included in the consolidated statement of operations within the insurance recoverables and other income line item.
As of June 30, 2014 and 2013, $2,650 and $831, respectively, of the restricted investments represented deposits in money market accounts and U.S. Treasury Notes under escrow arrangements. The carrying value of these investments approximated the fair market value as of such dates. Additionally, mutual funds, bonds, certificates of deposit, asset backed securities and U.S. Treasury Notes under escrow arrangements with a cost of $1,353 and a fair value of $1,315, as of June 30, 2014, and a cost of $4,301 and a fair value of $4,258, as of June 30, 2013, are also included in restricted investments. These investments are recorded at fair value with changes in unrealized appreciation reported as a separate component of equity. During fiscal years 2014, 2013 and 2012, realized gains of $100, $19 and $471 were reported, respectively. If the Company determines that any unrealized losses are other than temporary, they will be charged to earnings. Total losses for securities with net losses in accumulated other comprehensive income were $102, $194 and $789 in fiscal years 2014, 2013 and 2012, respectively. Total gains for securities with net gains in accumulated other comprehensive income were $153, $309 and $176 in fiscal years 2014, 2013 and 2012, respectively.
The restricted investments under escrow arrangements earned dividends and interest of approximately $98, $158 and $189 during fiscal years 2014, 2013 and 2012, respectively, which are recorded as income and reflected as an operating activity in the consolidated statements of cash flows.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

The Company's contingent consideration liabilities, included in other accrued liabilities on the consolidated balance sheets, are associated with the acquisitions made in fiscal years ended June 30, 2014, 2013 and 2012. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 as described below.
In connection with the Level 3 estimates of the fair value of the contingent consideration, the Company developed various scenarios (base case, upside case, and downside case) and weighted each case according to the probability of occurrence. The current contingent consideration measurement has an estimated probability of achievement of 100% and is undiscounted due to the expected timing of the payment in September 2014. The table below presents a rollforward of the contingent consideration liabilities valued using Level 3 inputs:

	2014	2013	2012
Contingent consideration, beginning of year	$1,365	$873	$362
Additions for acquisitions	504	675	1,080
Reduction of liability for payments made	(567)	(154)	(100)
Reduction of liability related to re-measurement of fair value	(950)	(29)	(469)
Contingent consideration, end of year	$352	$1,365	$873

Note 4. Accounts Receivable
The current portion of accounts receivable as of June 30, 2014 and 2013 were comprised of the following:

	2014	2013
Billed	$69,730	$64,739
Unbilled	50,743	50,483
Retainage	5,184	5,271
	125,657	120,493
Less allowance for doubtful accounts	(8,720)	(11,173)
	$116,937	$109,320
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 4. Accounts Receivable (Continued)

Rollforward of allowance for doubtful accounts reserves is as follows:

			Additions
Fiscal Year	Description	Balance at beginning of period	Charged to costs and expenses	Other (1)	Deductions (2)	Balance at end of period
2014	Allowance for doubtful accounts	$(11,173)	—	—	2,453	$(8,720)
2013	Allowance for doubtful accounts	$(11,152)	(408)	(6)	393	$(11,173)
2012	Allowance for doubtful accounts	$(11,559)	(755)	(167)	1,329	$(11,152)
______________________________

(1)	Allowance for acquired businesses.

(2)	Uncollectible accounts written off, net of recoveries.

Note 5. Long-Term Prepaid Insurance
Long-term prepaid insurance relates to insurance premiums and other fees paid by the client to the insurer, typically through an insurance broker, for environmental remediation cost cap and pollution legal liability insurance policies related to the Company's Exit Strategy contracts. The insurance premiums and fees are amortized over the life of the policies which have terms, at policy inception, ranging from five to thirty-two years. The portion of the premiums and fees paid for the insurance policies that will be amortized over the next year are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.

Note 6. Other Accrued Liabilities
As of June 30, 2014 and 2013, other accrued liabilities were comprised of the following:

	2014	2013
Contract costs	$26,289	$17,556
Legal accruals	5,903	4,850
Lease obligations	3,420	2,956
Other	11,698	6,375
	$47,310	$31,737

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
Fiscal Year 2014 Acquisitions

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
In thousands, except per share data
Note 8. Acquisitions (Continued)

administration of utilities’ energy efficiency programs. The purchase price of $1,644 consisted of a cash payment of $1,400, and a $244 net working capital adjustment. Goodwill of $247, none of which is expected to be tax deductible, and other intangible assets of $861 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The EES acquisition has been recorded in the Energy operating segment. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

On July 22, 2013, the Company acquired all of the outstanding stock of Utility Support Systems, Inc. ("USS"), headquartered in Douglasville, Georgia. USS provides engineering and related services primarily supporting the power/utility market. The purchase price of approximately $5,027 consisted of: (i) cash of $2,500 payable at closing, (ii) a second cash payment of $1,803 payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and (iii) 34 shares of the Company's common stock valued at $295 on the closing date. The selling shareholders are also entitled to contingent cash consideration through an earn-out provision based on net service revenue ("NSR") performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $504 based on the projections and probabilities of reaching the performance goals through July 2014. Goodwill of $2,180, none of which is expected to be tax deductible, and other intangible assets of $2,056 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The USS acquisition has been recorded in the Energy operating segment. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

Fiscal Year 2013 Acquisitions

On January 18, 2013, the Company acquired the assets of the GE Air Emissions Testing ("GE-Air") business. The purchase price consisted of $3,150 in cash. In addition, a final working capital adjustment of $802 was received. Goodwill of $848, all of which is expected to be tax deductible, and other intangible assets of $1,849 were recorded as a result of this acquisition. The GE-Air acquisition has been recorded in the Environmental operating segment. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

On December 31, 2012, the Company acquired all of the outstanding stock of Heschong Mahone Group, Inc. ("HMG"), headquartered in Sacramento, California. HMG provides professional consulting services in the field of energy efficiency. The purchase price, consisted of: (i) $3,500 in cash, (ii) a one year $1,500 subordinated promissory note with an interest rate of 3.0% per annum, (iii) 88 shares of the Company's common stock valued at $515 on the closing date, and (iv) a net working capital adjustment of $306. The selling shareholders were also entitled to contingent cash consideration through an earn-out provision based on net service revenue performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $475 based on the projections and probabilities of reaching the performance goals through December 2013. The earnout goals were not achieved, and the liability was subsequently reversed in fiscal year 2014. Goodwill of $2,711 and other intangible assets of $2,618 were recorded as a result of this acquisition. HMG was purchased under the election provision of Internal Revenue Code 338(h)(10), and therefore the amortization of goodwill and intangible assets is expected to be deductible for tax purposes. The HMG acquisition has been recorded in the Energy operating segment. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

Fiscal Year 2012 Acquisition

On September 3, 2011, the Company acquired all of the outstanding stock of privately-held The Payne Firm, Inc. ("Payne") through a combination of cash and stock. Headquartered in Cincinnati, Ohio, Payne is an environmental consulting firm that specializes in providing a range of services to the legal and financial communities and industries ranging from manufacturing and health care to higher education. Payne has been integrated into the Company's business processes and systems as a part of the Company's Environmental operating segment. The purchase price of approximately $4,778 consisted of: (i) cash of $3,500 payable at closing, (ii) 61 shares of the Company's common stock valued at $266 on the closing date, (iii) future earnout consideration with an estimated fair value of $855, and (iv) a net working capital adjustment of $157. Goodwill of $3,889 and other intangible assets of $803 were recorded as a result of this acquisition. The goodwill is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition,

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 8. Acquisitions (Continued)

such as an assembled workforce. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.
During fiscal years 2014, 2013 and 2012, the Company made additional purchase price cash payments of $1,124, $154 and $883, respectively, related to acquisitions completed in the current and prior years. The additional purchase price payments were earned as a result of the final determination of working capital adjustments and the acquired entities achieving financial objectives pursuant to contingent consideration arrangements.
Note 9. Goodwill and Other Intangible Assets
The Company performed its most recent annual goodwill impairment review as of April 25, 2014, and noted the fair value of each of the Company's reporting units with goodwill substantially exceeded its carrying value, and therefore, no further analysis was required. As of June 30, 2014, the Company had $31,679 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2014 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
In performing the fiscal year 2014 and 2013 goodwill assessments, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company in both fiscal 2014 and 2013 was 50% discounted cash flows, 40% guideline company approach and 10% guideline transaction approach.
The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Energy operating segment reporting unit is the level of investment electric utilities will make to modernize, expand, and enhance the electric transmission grid over the next several years. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Environmental operating segment reporting units is the projected increase in capital spending on oil and gas pipelines, energy exploration and distribution projects, new power and generation sources, and increased environmental management strategies to comply with recent regulatory rule-making.
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

The changes in the carrying amount of goodwill for fiscal year 2014 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,		June 30,	Impairment	June 30,
Operating Segment	2013	Losses	2013	Additions	2014	Losses	2014
Energy	$24,954	$(14,506)	$10,448	$2,882	$27,836	$(14,506)	$13,330
Environmental	36,214	(17,865)	18,349	—	36,214	(17,865)	18,349
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$68,392	$(39,595)	$28,797	$2,882	$71,274	$(39,595)	$31,679
The changes in the carrying amount of goodwill for fiscal year 2013 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,		June 30,	Impairment	June 30,
Operating Segment	2012	Losses	2012	Additions	2013	Losses	2013
Energy	$21,893	$(14,506)	$7,387	$3,061	$24,954	$(14,506)	$10,448
Environmental	35,366	(17,865)	17,501	848	36,214	(17,865)	18,349
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$64,483	$(39,595)	$24,888	$3,909	$68,392	$(39,595)	$28,797
Identifiable intangible assets as of June 30, 2014 and 2013 are included in other assets on the consolidated balance sheets and were comprised of:

	June 30, 2014			June 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$12,125	$(4,400)	$7,725	$9,349	$(1,711)	$7,638
Contract backlog	110	(83)	27	259	(194)	65
	12,235	(4,483)	7,752	9,608	(1,905)	7,703

With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$12,661	$(4,483)	$8,178	$10,034	$(1,905)	$8,129
Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.
Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average periods of amortization by intangible asset class is approximately 7 years for customer relationship assets and 8 months for contract backlog. The amortization of intangible assets for fiscal years 2014, 2013 and 2012 were $2,868, $1,594 and $690, respectively.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

Estimated amortization expense of intangible assets for future periods is as follows:

Fiscal Year	Amount
2015	$2,483
2016	1,998
2017	1,564
2018	1,112
2019	476
2020 and thereafter	119
Total	$7,752
On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment review as of April 25, 2014. As of the assessment date there was no impairment of the indefinite-lived intangible assets. There were no events or changes in circumstances that would indicate the fair value of indefinite-lived intangible assets was reduced to below its carrying value since the assessment date.

Note 10. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2014 and 2013 were comprised of the following:

	2014	2013
Revolving credit facility	$—	$—
Subordinated debt:
CAH note payable	—	2,448
HMG note payable	—	1,500
Other notes payable	348	1,031
Lease financing obligations	220	334
Capital lease obligations	729	1,357
	1,297	6,670
Less current portion	(1,025)	(5,313)
Long-term debt and capital lease obligations	$272	$1,357

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
Under the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of (i) $17,000 for the twelve-month period ended June 30, 2014 and (ii) $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. The Company was in compliance with the financial covenants under the Credit Agreement as of June 30, 2014.
As of June 30, 2014 and 2013, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $3,148 and $3,870 as of June 30, 2014 and 2013, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $68,536 and $58,478 as of June 30, 2014 and 2013, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and indebtedness outstanding of $701 and $5,223, were $64,687 and $49,385 as of June 30, 2014 and 2013, respectively.
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
HMG Note Payable
In December 2012, in connection with the purchase of Heschong Mahone Group, Inc., the Company entered into a one-year subordinated promissory note with the sellers pursuant to which the Company agreed to pay $1,500. The note bore interest at a fixed rate of 3.0% per annum. The principal amount outstanding under this note was due and payable on December 31, 2013. The Company repaid this loan balance in the amount of $1,500 in full on that date.
Other Notes Payable
In March 2012, the Company financed $2,195, of which $161 is being accounted for as a capital lease obligation, for a three year software licensing agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of June 30, 2014, the balance outstanding under this agreement was $376.
In July 2013, the Company financed $4,904 of insurance premiums, relating to the fiscal year ended June 30, 2014, payable in eleven equal monthly installments of approximately $450 each, including a finance charge of 1.99%. As of June 30, 2014, the balance has been repaid.
Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the consolidated statements of operations. The cost of assets under capital leases was $1,916, and accumulated amortization was $1,020 at June 30, 2014. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 10. Long-Term Debt and Capital Lease Obligations (Continued)

Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments as of June 30, 2014 were as follows:

Fiscal Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2015	$348	$115	$562	$1,025
2016	—	50	167	217
2017	—	17	—	17
2018	—	17	—	17
2019	—	18	—	18
Thereafter	—	3	—	3
	$348	$220	$729	$1,297

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
The following table sets forth the assets and liabilities of CAH included in the consolidated balance sheets of the Company:

	June 30, 2014	June 30, 2013
Current assets:
Cash and cash equivalents	$—	$40
Restricted investments	63	63
Total current assets	63	103
Other assets	4,344	4,344
Total assets	$4,407	$4,447
Current liabilities:
Current portion of long-term debt	$—	$2,448
Environmental remediation liabilities	7	—
Other accrued liabilities	—	13
Total current liabilities	7	2,461
Long-term environmental remediation liabilities	16	1
Total liabilities	$23	$2,462

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 11. Variable Interest Entity (Continued)

The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of fiscal year 2014, the Company has provided approximately $3,977 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on the note payable (see Note 10). CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.

Note 12. Federal and State Income Taxes
The federal and state income tax (provision) benefit for fiscal years 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Current:
Federal	$(4,198)	$(181)	$3,990
State	(2,010)	(991)	(1,031)
Foreign	(22)	(1)	(26)
Total current	(6,230)	(1,173)	2,933

Deferred:
Federal	(2,781)	15,800	879
State	192	3,358	118
Foreign	77	1	—
Total deferred	(2,512)	19,159	997
Total benefit (provision)	$(8,742)	$17,986	$3,930

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30, 2014 and 2013:

	2014	2013
Current deferred income tax assets and (liabilities):
Allowance for doubtful accounts	$3,343	$4,306
Vacation pay accrual	3,611	3,367
Bonus accrual	3,872	3,635
Contract loss reserves	993	1,082
Other accruals	2,498	2,234
Total deferred income tax assets	14,317	14,624

Unearned revenue	(1,987)	(2,032)
Other liabilities	(37)	(74)
Total deferred income tax liabilities	(2,024)	(2,106)

Net current deferred income tax assets	12,293	12,518

Long-term deferred income tax assets and (liabilities):
Loss carryforwards	1,081	613
Goodwill and intangible asset amortization	—	2,193
Legal reserve	567	458
Stock-based compensation expense	3,619	3,470
Other long-term assets	993	2,328
Total long-term deferred income tax assets	6,260	9,062

Depreciation	(1,496)	(1,708)
Revenue recognition on long-term contracts	(213)	(606)
Other long-term liabilities	(284)	(147)
Net long-term deferred income tax liabilities	(1,993)	(2,461)

Net long-term deferred income tax assets	4,267	6,601

Net deferred income tax assets	$16,560	$19,119
Based upon an assessment of available positive and negative evidence, the Company concluded its deferred tax assets would more likely than not be realized. As such, a valuation allowance was not established at the period ended June 30, 2014.
During the fourth quarter of fiscal year 2013, the Company determined that it was more likely than not that its deferred tax assets would be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, the Company's recent results of operations, and expected future taxable income sufficient to realize its deferred tax assets. Accordingly, a deferred tax valuation allowance release of $25,646 was recorded as a deferred income tax benefit during the fiscal year 2013, reducing the valuation allowance to zero. The Company's conclusion that it was more likely than not that such deferred tax assets would be realized was influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, it is inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced, and a charge to increase the valuation allowance may be recorded.
As of June 30, 2014, prior to the consideration of the Company's uncertain tax positions, the Company had no federal loss carryforwards and approximately $21,047 of state loss carryforwards expiring at various dates through fiscal year 2033. As of June 30, 2013, prior to the consideration of the Company's uncertain tax positions, the Company had approximately $7,689 and $25,771 of federal and state loss carryforwards, respectively, expiring at various dates through fiscal year 2032.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 12. Federal and State Income Taxes (Continued)

The Company has a tax benefit of approximately $3,318 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, this tax affected benefit is recorded as an addition to additional paid in capital when the benefit is realized through the reduction of taxes payable. In the current fiscal year ended 2014, a benefit of $3,115 has been recorded to additional paid in capital as it reduced income taxes payable in the current year.
A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1	6.6	7.1
Foreign income taxes	(0.2)	0.2	—
Valuation allowance	—	(140.2)	(46.7)
Recognition of uncertain tax positions	(0.1)	0.7	(11.1)
Expiration of capital loss	—	—	3.1
Other, net	2.2	(0.6)	(0.7)
Effective income tax rate	42.0%	(98.3)%	(13.3)%
The following represents a summary of the Company's uncertain tax positions:

	2014	2013	2012
Unrecognized tax benefits, beginning of year	$1,131	$740	$10,822
Decreases for tax positions related to prior years	(130)	—	(9,566)
Increases for tax positions taken during the year	431	391	68
Reduction due to statute of limitation expirations	—	—	(584)
Unrecognized tax benefits, end of year	$1,432	$1,131	$740
ASC Topic 740, Income Taxes, requires a company to show the liability associated with the unrecognized tax benefit on a gross basis. As such, the ending balance of the unrecognized tax benefits will not agree to the liability recorded on the consolidated balance sheets.
As of June 30, 2014, the total amount of gross unrecognized tax benefits was $1,432, of which $408 if recognized, would impact the Company's effective tax rate. As of June 30, 2013, the total amount of gross unrecognized tax benefits was $1,131, of which $421 if recognized, would impact the Company's effective tax rate.
The Company does not expect significant changes in the unrecognized tax benefit balance in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The total amount of interest and penalties recognized in the consolidated statements of operations was an expense of $24 and $16 for fiscal years 2014 and 2013, respectively. As of June 30, 2014 and 2013, the total accrued interest and penalties recognized on the consolidated balance sheets are $108 and $83, respectively.
The Company is subject to U.S. Federal Income Tax as well as income tax of certain state and foreign jurisdictions. The periods from June 30, 2012 to June 30, 2014 remain open to examination by the U.S. Internal Revenue Service. The periods from June 30, 2010 to June 30, 2014 remain open to examination by state authorities. In addition, for state purposes, the tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.
In fiscal year 2014, the IRS concluded its income tax examination for fiscal year 2011. No adjustments were proposed.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 12. Federal and State Income Taxes (Continued)

In fiscal year 2013, the state of Illinois concluded an income tax audit for the tax years ended June 30, 2006 through June 30, 2010. No adjustments were proposed.
The Company is currently under New York State income tax audit for the tax years ended June 30, 2009 through June 30, 2011. It is reasonably possible that the Company will close the New York State audit within the next twelve month period. Such resolution is not anticipated to have a significant impact on the results of operations. There are no other state income tax audits in progress.
Note 13. Lease Commitments
The Company had commitments as of June 30, 2014 under non-cancelable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with ASC Subtopic 840-20, Operating Leases. Such rental expense in excess of the cash paid is recognized as deferred rent as of June 30, 2014. Rental expense, net of sublease income, charged to operations in fiscal years 2014, 2013 and 2012 was approximately $14,864, $13,245 and $12,770, which included rent expense associated with related party lease agreements of $1,275, $1,132, and $1,002, respectively.
Minimum operating lease obligations payable in future fiscal years are as follows:

2015	$13,631
2016	12,711
2017	10,566
2018	7,745
2019	5,359
2020 and thereafter	15,436
$65,448
Included in future minimum lease payments are non-cancelable payments due to related parties of $1,153 in 2015, $1,134 in 2016, $918 in 2017, $744 in 2018, $744 in 2019 and $372 in 2020 and thereafter.

Note 14. Equity
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
The Restated Plan:  Pursuant to amendments approved by the Company's shareholders on July 20, 2009, shares available or that become available for grant under the Restated Plan are available for grant under the 2007 Plan, and no new grants will be made under the Restated Plan. As such, there were no shares available for grants under the Restated Plan as of June 30, 2014.
The 2007 Plan:  The 2007 Plan was originally approved by the Company's shareholders in May 2007 and amended and restated as of July 20, 2009 and further amended as of December 4, 2012. As of June 30, 2014, the Company had reserved a total of 5,000 shares of common stock for issuance under the 2007 Plan. In addition, any shares subject to outstanding awards that expire unexercised or any shares that are forfeited under the Restated Plan (for tax withholding or otherwise) will be available for reissuance under the 2007 Plan, which amount was 2,022 in total through fiscal year 2014. The Company may generally grant six types of awards under the 2007 Plan: restricted stock awards and restricted stock units, stock options (including both incentive stock options,

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

within the meaning of Section 422 of the Internal Revenue Code and non-qualified options), phantom stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the Compensation Committee of the Board of Directors may, in its discretion, make other awards. The 2007 Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 600. Stock options granted under the 2007 Plan generally vest ratably over four years and expire seven years from the date of grant. As of June 30, 2014, 1,874 shares remained available for grants under the 2007 Plan.
Stock-Based Compensation
The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During fiscal years 2014, 2013 and 2012, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the consolidated statements of operations as follows:

	2014	2013	2012
Cost of services	$2,137	$1,623	$1,556
General and administrative expenses	2,521	2,209	4,994
Total stock-based compensation expense	$4,658	$3,832	$6,550
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $3,115, $203 and $0 in fiscal year 2014, 2013 and 2012, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Stock Options
A summary of stock option activity for fiscal years ended 2014, 2013 and 2012 under the Plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options as of June 30, 2011 (805 exercisable)	923	$10.94
Options granted	6	5.33
Options exercised	(1)	2.93
Options forfeited	(1)	1.41
Options expired	(140)	19.37
Outstanding options as of June 30, 2012 (751 exercisable)	787	9.41
Options exercised	(38)	4.28
Options forfeited	(3)	3.49
Options expired	(39)	9.82
Outstanding options as of June 30, 2013 (695 exercisable)	707	9.69
Options exercised	(17)	4.29
Options forfeited	(1)	6.03
Options expired	(35)	13.58
Outstanding options as of June 30, 2014	654	$9.62	1.0	$230
Options exercisable as of June 30, 2014	649	$9.66	1.0	$221
Options vested and expected to vest as of June 30, 2014	654	$9.62	1.0	$230
The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of June 30, 2014 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.22 as of June 30, 2014. The total intrinsic value of options exercised in fiscal year 2014, 2013 and 2012 were $43, $129 and $2, respectively. The total proceeds received from option exercises was $71, $161 and $2 in fiscal years 2014, 2013 and 2012, respectively.
As of June 30, 2014, there was $10 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.4 years.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

The following table summarizes additional information about stock options outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable			Options Vested and Expected to Vest
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
$ 1.92 - $ 2.97	26	$2.55	1.9	26	$2.55	1.9	26	$2.55	1.9
2.98 - 5.97	48	3.71	2.2	44	3.69	2.0	48	3.71	2.2
5.98 - 9.01	153	7.39	1.4	152	7.41	1.4	153	7.39	1.4
9.34 - 16.03	422	11.43	0.7	422	11.43	0.7	422	11.43	0.7
17.84 - 18.09	5	17.89	0.4	5	17.89	0.4	5	17.89	0.4
$ 1.92 - $18.09	654	$9.62	1.0	649	$9.66	1.0	654	$9.62	1.0

Restricted Stock Awards
Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 11, 16 and 193 non-vested RSA's as of June 30, 2014, 2013 and 2012, respectively. There were no RSA's granted during fiscal year 2014. RSA grants totaled 8 and 11 shares at a weighted-average grant date fair value of $53 and $38 during fiscal years 2013 and 2012, respectively. The total fair value of RSA's vested during fiscal years 2014, 2013 and 2012 was $39, $1,322 and $958, respectively.
As of June 30, 2014, there was $42 of total unrecognized compensation expense related to unvested RSA's, and this expense is expected to be recognized over a weighted-average period of 2.0 years.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Restricted Stock Units
Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.
A summary of non-vested RSU activity for fiscal years 2014, 2013 and 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units as of June 30, 2011	1,162	$3.00
Units granted	683	4.91
Units vested	(414)	3.17
Units forfeited	(7)	3.31
Non-vested units as of June 30, 2012	1,424	3.87
Units granted	412	6.98
Units vested	(512)	3.76
Units forfeited	(18)	5.03
Non-vested units as of June 30, 2013	1,306	4.87
Units granted	343	7.76
Units vested	(626)	4.51
Units forfeited	(16)	6.13
Non-vested units as of June 30, 2014	1,007	$6.06
RSU grants totaled 343, 412, and 683 shares at a weighted-average grant date fair value of $2,661, $2,876 and $3,358 during fiscal years 2014, 2013 and 2012, respectively. The total fair value of RSU's vesting during fiscal years 2014, 2013 and 2012, was $4,618, $3,521 and $1,569, respectively.
As of June 30, 2014, there was $4,181 of total unrecognized compensation expense related to unvested RSU's, and this expense is expected to be recognized over a weighted-average period of 2.3 years.
Effective July 1, 2011, the Company entered into a Third Amended and Restated Employment Agreement (the "Employment Agreement") with Christopher P. Vincze, pursuant to which Mr. Vincze will remain in his current position as Chairman of the Board of Directors and Chief Executive Officer of the Company. In connection with the Employment Agreement, 300 RSU's were granted on July 1, 2011 (the "2012 Award") and 300 RSU's were granted on July 1, 2012 (the "2013 Award"), all of which were deemed effective July 1, 2011 for compensation expense recognition. Forty percent of the shares of common stock subject to the RSU's contain time-based vesting restrictions and the remaining sixty percent are subject to performance-based vesting restrictions. The time-based vesting component of the 2012 Award vests in equal one-fourth increments on July 1 of 2012, 2013, 2014, and 2015; and the time-based vesting component of the 2013 Award vests in equal one-third increments on July 1 of 2013, 2014, and 2015. The performance-based vesting components of both RSU's would vest in their entirety based on earnings per share ("EPS") for the Company's fiscal year ending June 30, 2014 (or an earlier trailing four-quarter period) (the "FY 2014 Target"). If the FY 2014 Target was not achieved prior to July 1, 2014, the performance vesting components would vest in their entirety (if at all) based on EPS in a trailing four-quarter period ending on or before July 1, 2015. The Compensation Committee of the Company's Board of Directors determined that as of June 30, 2012 the performance condition of the 2012 and 2013 Awards had been achieved based on fiscal year 2012 financial performance, and therefore the performance vesting components of the 2012 Award and the 2013 Award vested on June 30, 2012 and July 1, 2012, respectively. Compensation expense of $2,347 was recorded relating to these awards during fiscal year 2012.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Performance Stock Units
Compensation expense for PSU's is recognized ratably over the vesting term, which is generally four years, if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU's is determined based on the closing market price of the Company's common stock on the grant date.
The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. As of June 30, 2014, the performance condition of the PSU's granted during fiscal year 2014, as determined by the Compensation Committee of the Company's Board of Directors, had been achieved at 100% of value. Compensation expense relating to PSU's of $1,811 was recorded during fiscal year 2014.
PSU grants totaled 355, 399 and 734 shares with a weighted-average grant date fair value of $2,827, $2,963 and $3,785 during fiscal years 2014, 2013 and 2012, respectively. The total fair value of PSU's vested during fiscal years 2014, 2013 and 2012, was $2,299, $2,693 and $2,280, respectively.
As of June 30, 2014, there was $3,704 of total unrecognized compensation expense related to non-vested PSU's and this expense is expected to be recognized over a weighted-average period of 1.8 years.
A summary of non-vested PSU activity for fiscal years 2014, 2013 and 2012 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2011	551	—	551	$2.88
Units granted	734	—	734	$5.15
Units vested	(427)	—	(427)	$4.62
Units forfeited	(5)	—	(5)	$3.48
Non-vested units as of June 30, 2012	853	—	853	$3.96
Units granted	399	32	431	$7.43
Units vested	(382)	(32)	(414)	$4.70
Units forfeited	(17)	—	(17)	$5.94
Non-vested units as of June 30, 2013	853	—	853	$5.18
Units granted	355	34	389	$7.96
Units vested	(278)	(34)	(312)	$4.17
Units forfeited	(51)	—	(51)	$7.15
Non-vested units as of June 30, 2014	879	—	879	$6.50

(1)	Represents the adjusted number of PSU's issued based on the final performance condition achieved at the end of the performance period.
Directors' Deferred Compensation
In fiscal year 2014, each non-employee director of the Company received an annual retainer of $45 payable at each director's election in cash or common stock subject to deferral under the Directors' Deferred Compensation Plan. The Company issued approximately 6, 5 and 8 shares of common stock in fiscal years 2014, 2013 and 2012, respectively, to its non-employee directors

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

under the Directors' Deferred Compensation Plan. The Company recognized approximately $45, $34, and $40 in expense based on the fair value of the shares issued in fiscal years 2014, 2013 and 2012, respectively.
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Operating Segments (Continued)

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total
Year ended June 30, 2014:
Gross revenue	$160,651	$245,944	$63,251	$469,846
Net service revenue	132,795	170,506	46,975	350,276
Segment profit	26,468	35,324	8,754	70,546
Depreciation and amortization	3,253	2,703	426	6,382

Year ended June 30, 2013:
Gross revenue	$138,189	$240,820	$59,940	$438,949
Net service revenue	109,815	163,217	44,218	317,250
Segment profit	23,261	30,836	8,663	62,760
Depreciation and amortization	1,868	2,397	445	4,710

Year ended June 30, 2012:
Gross revenue	$125,219	$235,089	$56,712	$417,020
Net service revenue	96,018	159,016	43,528	298,562
Segment profit	23,517	31,955	7,738	63,210
Depreciation and amortization	1,171	1,996	479	3,646

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Operating Segments (Continued)

	Years Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Gross revenue
Gross revenue from reportable operating segments	$469,846	$438,949	$417,020
Reconciling items(1)	5,831	2,568	2,939
Total consolidated gross revenue	$475,677	$441,517	$419,959

Net service revenue
Net service revenue from reportable operating segments	$350,276	$317,250	$298,562
Reconciling items(1)	4,680	3,153	3,218
Total consolidated net service revenue	$354,956	$320,403	$301,780

Income from operations before taxes and equity in earnings
Segment profit from reportable operating segments	$70,546	$62,760	$63,210
Corporate shared services(2)	(42,549)	(38,174)	(35,903)
Arena Towers litigation reversal	—	—	11,061
Stock-based compensation expense	(4,658)	(3,832)	(6,550)
Unallocated depreciation and amortization	(2,418)	(2,193)	(1,862)
Interest expense	(169)	(337)	(668)
Total consolidated income from operations before taxes and equity in earnings	$20,752	$18,224	$29,288

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$6,382	$4,710	$3,646
Unallocated depreciation and amortization	2,418	2,193	1,862
Total consolidated depreciation and amortization	$8,800	$6,903	$5,508
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

Note 16. Change in Estimate
In October 2013, the regulatory agency charged with oversight of one of the Company’s Exit Strategy projects issued a letter requiring the Company to evaluate modifications to its current site remedy. While it is premature to predict the outcome of this evaluation, the Company’s best estimate of such modifications is $12,439. As a result, the Company updated its estimate to complete for this project during the three months ended September 27, 2013. There were no other significant changes to the estimate to complete for this project since that time. This adjustment resulted in a reduction of gross revenue and NSR of $5,093 and a $7,346 charge to cost of services as a provision for future losses during the fiscal year ended June 30, 2014. Because these additional costs are covered by insurance, the Company also recorded an insurance recoverable of $12,439 during the fiscal year ended June 30, 2014. Therefore, this change in estimate had no impact on operating income or EPS.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 16. Change in Estimate (Continued)

In February 2014, the regulatory agency charged with oversight of another one of the Company’s Exit Strategy projects requested the addition of a significant alternative remedy with respect to a supplemental feasibility study. While the Company cannot predict which alternative will ultimately be chosen by the regulatory agency, the Company’s best estimate of potential modifications is $4,877. As a result, the Company updated its estimate to complete for this project during the three months ended March 28, 2014. There were no other significant changes to the estimate to complete for this project since that time. This adjustment resulted in a reduction of gross revenue and NSR of $1,855 and a $3,022 charge to cost of services as a provision for future losses during the fiscal year ended June 30, 2014. Because these additional costs are covered by insurance, the Company also recorded an insurance recoverable of $4,877 during the fiscal year ended June 30, 2014. Therefore, this change in estimate had no impact on operating income or EPS.

Note 17. Commitments and Contingencies
Exit Strategy Contracts
The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $26,950, of which $3,600 would be covered by insurance.
With respect to one of the projects noted above, the regulatory agency charged with oversight of the project approved a remedial plan that is more expensive than the remedy that had been proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it will not ultimately be responsible for any material remedial costs attributable to the more costly selected remedy. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change. With respect to another one of these projects, the regulatory agency charged with oversight of the project selected a remedy that appears to be consistent with regulatory guidance and the Company’s estimates. However, until the final remedy is formally adopted following a public notice period, it remains reasonably possible that the selected remedial alternative could change and the related costs could increase. The Company's share of the potential remedial costs changes related to these two projects range from $0 to $21,750.
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
TRC Environmental Corporation v. LVI Group Services, Inc., United States District Court for the Western District of Texas, Austin Division 2014. TRC was the prime contractor on a project to demolish and decommission a power plant in Austin, Texas. LVI was a subcontractor on that project, and TRC sued LVI for approximately $3,000 for breaches in connection with LVI’s work. LVI filed a number of responsive pleadings in this lawsuit including a counterclaim for approximately $9,600. TRC believes that its claims against LVI are meritorious and that LVI’s counterclaim is without merit. Nevertheless, an adverse determination on LVI’s counterclaim could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.
The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of June 30, 2014 and June 30, 2013, the Company had recorded accrued liabilities of $5,410 and $3,612, respectively. The Company also has insurance recovery receivables related to the aforementioned litigation-related liabilities of $4,098 and $2,425 as of June 30, 2014 and June 30, 2013, respectively.
The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $11,500, of which $1,500 would be covered by insurance.
The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 18. Quarterly Financial Information (Unaudited)
Management believes the following unaudited quarterly financial information for fiscal years 2014 and 2013, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$106,574	$122,592	$120,836	$125,675
Net service revenue	81,252	91,131	88,081	94,492
Operating income	4,254	5,195	2,511	8,961
Income from operations before taxes and equity in earnings	4,162	5,157	2,489	8,944
Income from operations before equity in earnings	2,460	3,089	1,429	5,032
Net income	2,460	3,089	1,429	5,032
Net income applicable to TRC Companies, Inc.	2,487	3,096	1,431	5,037
Basic earnings per common share	$0.08	$0.10	$0.05	$0.17
Diluted earnings per common share	$0.08	$0.10	$0.05	$0.17
_________________________________

Year Ended June 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$108,286	$104,470	$109,806	$118,955
Net service revenue	75,216	75,254	83,044	86,889
Operating income	4,606	4,399	3,392	6,164
Income from operations before taxes and equity in earnings	4,494	4,319	3,314	6,097
Income from operations before equity in earnings (1)	4,260	4,104	3,083	24,763
Net income	4,260	4,104	3,083	24,763
Net income applicable to TRC Companies, Inc.	4,272	4,123	3,101	24,779
Basic earnings per common share	$0.15	$0.14	$0.11	$0.85
Diluted earnings per common share	$0.15	$0.14	$0.10	$0.83
_________________________________

(1)	The fourth quarter results include a tax benefit of $25,646 related to the release of the valuation allowance, net of income tax expense of $7,660 related to the fiscal year 2013 income tax provision.

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
The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on their evaluation, the Company's management concluded that the Company maintained effective internal controls over financial reporting as of June 30, 2014.
Management's evaluation excluded Utility Support Systems, Inc. ("USS") which was acquired in July 2013. At June 30, 2014, USS had $6.0 million of total assets. For the year ended June 30, 2014, the Company's consolidated statement of operations included total gross revenue associated with USS of $7.8 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2014, which is included below in this Item 9A of this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the internal control over financial reporting of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Utility Support Systems, Inc., which was acquired on July 22, 2013 and whose financial statements constitute $6.0 million of total assets and $7.8 million of gross revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at Utility Support Systems, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company and our report dated September 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
September 10, 2014

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers
The following table presents the name and age of each of the Company's executive officers as of June 30, 2014, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze	52	Chairman of the Board, President and Chief Executive Officer (January 2006)
Thomas W. Bennet, Jr.	54	Senior Vice President and Chief Financial Officer (June 2008)
John W. Cowdery	55	Senior Vice President and Environmental Sector Lead (April 2013)	President, Callard & Cowdery (2010 - 2013); Senior Vice President, Environment, Planning & Infrastructure ICF International (2008 - 2010)
Martin H. Dodd	60	Senior Vice President, General Counsel and Secretary (February 1997)
James Mayer	62	Senior Vice President and Energy Sector Lead (November 2009)	Senior Vice President Power Delivery
Information required by this item will be contained under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Meetings and Committees" in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders to be held December 3, 2014, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by this item will be contained under the captions "Compensation of Executive Officers" and "Director Compensation" in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders to be held December 3, 2014, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained under the captions "Principal Shareholders", "Stock Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders to be held December 3, 2014, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders to be held December 3, 2014, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information required by this item will be contained under the caption "Appointment of Independent Auditors" in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders to be held December 3, 2014, and such information is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) (1) Consolidated Financial Statements
The financial statements are set forth under Item 8 of this Form 10-K, as indexed below.

(a) (2) Financial Statement Schedules
Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits

3.1	Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated July 23 2009, incorporated by reference to the Company's Form 8-K filed on July 23, 2009.
3.2	Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 filed on April 16, 1986, Registration No. 33-4896.
*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 2003.
10.2	Amended and Restated 2007 Equity Incentive Plan, dated June 20, 2009, incorporated by reference to the Company's Proxy Statement filed on June 22, 2009.
*10.3
Third Amended and Restated Employment Agreement, dated as of June 28, 2011, by and between the Company and Christopher P. Vincze, incorporated by reference to the Company's Form 8-K filed on July 1, 2011.

*10.4	Restricted Stock Unit Award, dated July 1, 2011, by and between the Company and Christopher P. Vincze, incorporated by reference to the Company's Form 8-K filed on July 1, 2011.
*10.4.1	Form of Restricted Stock Unit Award, dated July 1, 2012, by and between the Company and Christopher P. Vincze, incorporated by reference to the Company's Form 8-K filed on July 1, 2011.
10.15	Credit Agreement, dated as of April 16, 2013, by and among TRC Companies, Inc., certain of its subsidiaries and RBS Citizens, incorporated by reference to the Company's Form 10-Q filed on May 8, 2013.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
_________________________________

*    This exhibit is a management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.
Dated:	September 10, 2014	By:	/s/ CHRISTOPHER P. VINCZE
Christopher P. Vincze Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 10, 2014
Christopher P. Vincze

/s/ FRIEDRICH K.M. BOHM	Director	September 10, 2014
Friedrich K.M. Bohm

/s/ JOHN A. CARRIG	Director	September 10, 2014
John A. Carrig

/s/ F. THOMAS CASEY	Director	September 10, 2014
F. Thomas Casey

/s/ STEPHEN M. DUFF	Director	September 10, 2014
Stephen M. Duff

/s/ RICHARD H. GROGAN	Director	September 10, 2014
Richard H. Grogan

/s/ ROBERT W. HARVEY	Director	September 10, 2014
Robert W. Harvey

/s/ DENNIS E. WELCH	Director	September 10, 2014
Dennis E. Welch

/s/ THOMAS W. BENNET, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2014
Thomas W. Bennet, Jr.

TRC Companies, Inc.
Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2014

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