Form 10-Q
period 2014-09-26
TRC COMPANIES INC /DE/
filed 2014-11-04
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On October 31, 2014 there were 30,316,956 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 26, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 26, 2014	September 27, 2013
Gross revenue	$123,025	$106,574
Less subcontractor costs and other direct reimbursable charges	30,406	25,322
Net service revenue	92,619	81,252
Interest income from contractual arrangements	22	47
Insurance recoverables and other income	4,844	12,300
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	81,190	78,398
General and administrative expenses	8,038	8,771
Depreciation and amortization	2,265	2,176
Total operating costs and expenses	91,493	89,345
Operating income	5,992	4,254
Interest expense	(31)	(92)
Income from operations before taxes	5,961	4,162
Federal and state income tax provision	(2,480)	(1,702)
Net income	3,481	2,460
Net loss applicable to noncontrolling interest	4	27
Net income applicable to TRC Companies, Inc.	$3,485	$2,487

Basic earnings per common share	$0.12	$0.08
Diluted earnings per common share	$0.11	$0.08

Weighted-average common shares outstanding:
Basic	29,979	29,298
Diluted	30,378	30,027

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	September 26, 2014	September 27, 2013
Net income	$3,481	$2,460
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(10)	79
Tax effect on unrealized (loss) gain on available-for-sale securities	4	(31)
Reclassification for (loss) gain included in net income	4	(28)
Tax effect on realized (loss) gain on available-for-sale securities	(2)	11
Total other comprehensive (loss) income	(4)	31
Comprehensive income	3,477	2,491
Comprehensive loss attributable to noncontrolling interests	4	(27)
Comprehensive income attributable to TRC Companies, Inc.	$3,481	$2,464

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 26, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$28,812	$27,597
Restricted cash	24	5,756
Accounts receivable, less allowance for doubtful accounts	126,260	116,937
Insurance recoverable - environmental remediation	43,750	42,062
Restricted investments	2,766	2,934
Deferred income tax assets	12,309	12,293
Income taxes refundable	573	1,021
Prepaid expenses and other current assets	14,564	12,441
Total current assets	229,058	221,041
Property and equipment	60,368	60,240
Less accumulated depreciation and amortization	(47,816)	(47,190)
Property and equipment, net	12,552	13,050
Goodwill	32,671	31,679
Investments in and advances to unconsolidated affiliates and construction joint ventures	112	112
Long-term deferred income tax assets	3,732	4,267
Long-term restricted investments	25,371	23,537
Long-term prepaid insurance	27,847	28,521
Other assets	13,239	13,378
Total assets	$344,582	$335,585
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,763	$463
Current portion of capital lease obligations	491	562
Accounts payable	30,622	32,663
Accrued compensation and benefits	43,235	36,586
Deferred revenue	16,407	14,503
Environmental remediation liabilities	163	138
Other accrued liabilities	42,241	47,310
Total current liabilities	137,922	132,225
Non-current liabilities:
Long-term debt, net of current portion	76	105
Capital lease obligations, net of current portion	92	167
Income taxes payable and deferred income tax liabilities	1,462	1,539
Deferred revenue	68,619	70,398
Environmental remediation liabilities	8,686	6,268
Total liabilities	216,857	210,702
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 30,254,019 and 30,250,537 shares issued and outstanding, respectively, at September 26, 2014, and 29,752,934 and 29,749,452 shares issued and outstanding, respectively, at June 30, 2014	3,026	2,975
Additional paid-in capital	187,062	187,748
Accumulated deficit	(61,869)	(65,354)
Accumulated other comprehensive loss	(81)	(77)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	128,105	125,259
Noncontrolling interest	(380)	(376)
Total equity	127,725	124,883
Total liabilities and equity	$344,582	$335,585

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$3,481	$2,460
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	2,265	2,176
Stock-based compensation expense	1,167	1,155
Deferred income taxes	59	352
Other non-cash items	(24)	(465)
Changes in operating assets and liabilities:
Accounts receivable	(8,651)	(2,062)
Insurance recoverable - environmental remediation	(1,688)	(11,442)
Income taxes	1,687	(2,630)
Restricted investments	(2,163)	1,347
Prepaid expenses and other current assets	(3,867)	(3,307)
Long-term prepaid insurance	674	772
Other assets	27	1,285
Accounts payable	(1,764)	(4,754)
Accrued compensation and benefits	6,497	5,522
Deferred revenue	125	2,545
Environmental remediation liabilities	2,443	(651)
Other accrued liabilities	2,230	8,772
Net cash provided by operating activities	2,498	1,075
Cash flows from investing activities:
Additions to property and equipment	(1,436)	(1,561)
Withdrawals from restricted investments	491	728
Acquisition of businesses, net of cash acquired	(1,498)	(2,388)
Proceeds from sale of fixed assets	17	50
Net cash used in investing activities	(2,426)	(3,171)
Cash flows from financing activities:
Payments on long-term debt and other	(947)	(1,497)
Payments on capital lease obligations	(146)	(203)
Proceeds from long-term debt and other	5,247	4,904
Net working capital and additional cash payments on acquisitions	(1,628)	(306)
Shares repurchased to settle tax withholding obligations	(1,435)	—
Excess tax benefit from stock-based awards	52	3,050
Net cash provided by financing activities	1,143	5,948
Increase in cash and cash equivalents	1,215	3,852
Cash and cash equivalents, beginning of period	27,597	18,136
Cash and cash equivalents, end of period	$28,812	$21,988
Supplemental cash flow information:
Non-cash consideration for assets acquired	$494	$1,931
Issuance of common stock in connection with businesses acquired	—	295

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2013	29,053	$2,905	$181,874	$(77,405)	$(109)	3	$(33)	$107,232	$(335)	$106,897

Net income	—	—	—	2,487	—	—	—	2,487	(27)	2,460
Other comprehensive income	—	—	—	—	31	—	—	31	—	31
Issuance of common stock in connection with business acquired	34	3	292	—	—	—	—	295	—	295
Stock-based compensation	680	68	1,087	—	—	—	—	1,155	—	1,155
Shares repurchased to settle tax withholding obligations	(234)	(23)	(1,725)	—	—	—	—	(1,748)	—	(1,748)
Directors' deferred compensation	1	—	11	—	—	—	—	11	—	11
Stock-based compensation income tax benefits	—	—	3,050	—	—	—	—	3,050	—	3,050
Balances as of September 27, 2013	29,534	$2,953	$184,589	$(74,918)	$(78)	3	$(33)	$112,513	$(362)	$112,151

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2014	29,753	$2,975	$187,748	$(65,354)	$(77)	3	$(33)	$125,259	$(376)	$124,883

Net income	—	—	—	3,485	—	—	—	3,485	(4)	3,481
Other comprehensive income	—	—	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	776	78	1,089	—	—	—	—	1,167	—	1,167
Shares repurchased to settle tax withholding obligations	(277)	(28)	(1,475)	—	—	—	—	(1,503)	—	(1,503)
Directors' deferred compensation	2	1	12	—	—	—	—	13	—	13
Stock-based compensation income tax deficiencies	—	—	(312)	—	—	—	—	(312)	—	(312)
Balances as of September 26, 2014	30,254	$3,026	$187,062	$(61,869)	$(81)	3	$(33)	$128,105	$(380)	$127,725

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2014 and September 27, 2013
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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to those rules and regulations, but the Company's management believes that the disclosures included herein are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Note 2. New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related to an entity’s ability to continue as a going concern. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The new standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This guidance will be effective for the Company in fiscal year 2017. The Company is currently evaluating this guidance and the potential impact, if any, to its condensed consolidated financial statements.
In June 2014, the FASB issued an accounting standards update related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. This guidance is applicable to the Company's fiscal year beginning July 1, 2016. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its condensed consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that will supersede virtually all existing revenue recognition guidance under U.S. GAAP. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after

December 15, 2016, including interim reporting periods, and will be required to be applied retrospectively. Early application of the guidance is not permitted. This guidance is applicable to the Company's fiscal year beginning July 1, 2017. The Company is currently evaluating this guidance and any potential impact to its condensed consolidated financial statements.
In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The standard will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The implementation of this standard is not expected to have a material impact on the Company's condensed consolidated financial statements but will impact the reporting of any future dispositions.
In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The Company adopted this standard on July 1, 2014. The adoption had no impact on the Company's financial position or results of operations.

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

The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of September 26, 2014 and June 30, 2014:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 26, 2014

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$138	$—	$—	$138
Certificates of deposit	—	208	—	208
Municipal bonds	—	740	—	740
Corporate bonds	—	233	—	233
U.S. government obligations	—	114	—	114
Money market accounts and cash deposits	5,108	—	—	5,108
Total assets	$5,246	$1,295	$—	$6,541

Contingent consideration	$—	$—	$427	$427
Total liabilities	$—	$—	$427	$427

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$140	$—	$—	$140
Certificates of deposit	—	209	—	209
Municipal bonds	—	740	—	740
Corporate bonds	—	236	—	236
Asset backed securities	—	130	—	130
Money market accounts and cash deposits	2,650	—	—	2,650
Total assets	$2,790	$1,315	$—	$4,105

Contingent consideration	$—	$—	$352	$352
Total liabilities	$—	$—	$352	$352
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of September 26, 2014 and June 30, 2014 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
Reclassification adjustments for realized gains or losses from available for sale restricted investment securities out of accumulated other comprehensive income are included in the condensed consolidated statement of operations within the insurance recoverables and other income line item.
The Company's contingent consideration liabilities, included in other accrued liabilities on the condensed consolidated balance sheets, are associated with the acquisitions made in fiscal years ending June 30, 2015 and June 30, 2012. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 as described below.
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

Contingent consideration balance at July 1, 2014	$352
Additions for fiscal year 2015 acquisitions	75
Contingent consideration balance at September 26, 2014	$427
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: level 2 of the fair value hierarchy.  At September 26, 2014 and June 30, 2014 the fair value of the Company's debt was not materially different than its carrying value.

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

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of September 26, 2014, 2,338 shares remained available for grants under the 2007 Plan.

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

During the three months ended September 26, 2014 and September 27, 2013, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended
	September 26, 2014	September 27, 2013
Cost of services	$547	$501
General and administrative expenses	620	654
Total stock-based compensation expense	$1,167	$1,155

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the condensed consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $52 and $3,050 for the three months ended September 26, 2014 and September 27, 2013, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three months ended September 26, 2014 and September 27, 2013.

A summary of stock option activity for the three months ended September 26, 2014 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2014 (649 exercisable)	654	$9.62
Options expired	(189)	$11.17
Outstanding options as of September 26, 2014	465	$8.99	1.2	$271
Options exercisable as of September 26, 2014	460	$9.04	1.1	$260
Options vested and expected to vest as of September 26, 2014	465	$8.99	1.2	$271

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of September 26, 2014 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.51 as of September 26, 2014.

As of September 26, 2014, there was $8 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 11 non-vested RSA's as of September 26, 2014. There were no RSA's granted during the three months ended September 26, 2014. As of September 26, 2014, there was $36 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the three months ended September 26, 2014 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2014	1,007	$6.06
Units granted	4	$5.86
Units vested	(412)	$5.30
Non-vested units as of September 26, 2014	599	$6.59

RSU grants totaled 4 and 5 shares with a total weighted-average grant date fair value of $23 and $40 during the three months ended September 26, 2014 and September 27, 2013, respectively. The total fair value of RSU's vested during the three months ended September 26, 2014 and September 27, 2013 was $2,260 and $2,859, respectively.

As of September 26, 2014, there was $3,511 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.2 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. There were no PSU grants during the three months ended September 26, 2014 and September 27, 2013. The total fair value of PSU's vested during the three months ended September 26, 2014 and September 27, 2013, was $1,946 and $2,207, respectively.

At September 26, 2014, there was $3,241 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 1.7 years.

A summary of non-vested PSU activity for the three months ended September 26, 2014 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2014	879	—	879	$6.50
Units granted	—	31	31	$—
Units vested	(333)	(31)	(364)	$5.12
Units forfeited	(33)	—	(33)	$7.39
Non-vested units as of September 26, 2014	513	—	513	$7.27

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three months ended September 26, 2014 and September 27, 2013:

	Three Months Ended
	September 26, 2014	September 27, 2013
Net income applicable to TRC Companies, Inc.	$3,485	$2,487

Basic weighted-average common shares outstanding	29,979	29,298
Effect of dilutive stock options, RSA's, RSU's and PSU's	399	729
Diluted weighted-average common shares outstanding	30,378	30,027

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.12	$0.08
Diluted earnings per common share	$0.11	$0.08
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,189	1,475

Note 6. Accounts Receivable

The current portion of accounts receivable as of September 26, 2014 and June 30, 2014, were comprised of the following:

	September 26, 2014	June 30, 2014
Billed	$78,893	$69,730
Unbilled	51,170	50,743
Retainage	4,917	5,184
Total accounts receivable - gross	134,980	125,657
Less allowance for doubtful accounts	(8,720)	(8,720)
Total accounts receivable, less allowance for doubtful accounts	$126,260	$116,937

Note 7. Other Accrued Liabilities

As of September 26, 2014 and June 30, 2014, other accrued liabilities were comprised of the following:

	September 26, 2014	June 30, 2014
Contract costs	$28,027	$26,289
Legal accruals	4,286	5,903
Lease obligations	3,673	3,420
Other	6,255	11,698
Total other accrued liabilities	$42,241	$47,310

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of September 26, 2014, the Company had $32,671 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 25, 2014 that would indicate the fair value of goodwill was more-likely-than-not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

On July 1, 2014, the Company acquired all of the outstanding stock of Covino Environmental Associates, Inc. ("Covino"), based in Woburn, Massachusetts. Covino provides building sciences, industrial hygiene and related consulting services to private and public clients including major educational institutions. The initial purchase price of $1,994 consisted of cash of $1,500 payable at closing, a second cash payment of $309 payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and a $110 net working capital adjustment. The selling shareholder is also entitled to contingent cash consideration through an earn-out provision based on net service revenue ("NSR") performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $75 based on the projections and probabilities of reaching the performance goals through July 2015. Goodwill of $992, none of which is expected to be tax deductible, and other intangible assets of $601 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the Covino acquisition have been recorded in the Environmental operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The changes in the carrying amount of goodwill for the three months ended September 26, 2014 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	September 26,	Impairment	September 26,
Operating Segment	2014	Losses	2014	Adjustments	2014	Losses	2014
Energy	$27,836	$(14,506)	$13,330	$—	$27,836	$(14,506)	$13,330
Environmental	36,214	(17,865)	18,349	$992	37,206	(17,865)	19,341
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$71,274	$(39,595)	$31,679	$992	$72,266	$(39,595)	$32,671

Other Intangible Assets

Identifiable intangible assets as of September 26, 2014 and June 30, 2014 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 26, 2014			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$12,726	$(5,086)	$7,640	$12,125	$(4,400)	$7,725
Contract backlog	—	—	—	110	(83)	27
	12,726	(5,086)	7,640	12,235	(4,483)	7,752
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$13,152	$(5,086)	$8,066	$12,661	$(4,483)	$8,178

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 7 years. The weighted-average periods of amortization by intangible asset class is approximately 7 years for customer relationship assets and 8 months for contract backlog. The amortization of intangible assets for the three months ended September 26, 2014 and September 27, 2013, was $713 and $691, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2015 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2015	$1,898
2016	2,125
2017	1,671
2018	1,197
2019	542
2020 and Thereafter	207
Total	$7,640

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment review as of April 25, 2014. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended September 26, 2014, and therefore intangible assets were not tested for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

On April 16, 2013, the Company and substantially all of its subsidiaries (the "Borrower"), entered into a secured credit agreement (the "Credit Agreement") and related security documentation with Citizens Commercial Banking as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The Credit Agreement provides the Company with a $75,000 five-year secured revolving credit facility with a sublimit of $15,000 available for the issuance of letters of credit. Pursuant to the terms of the Credit Agreement, the Company may request an increase in the amount of the credit facility up to $95,000. The expiration date of the Credit Agreement is April 16, 2018.

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

Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. The Company was in compliance with the financial covenants under the Credit Agreement as of September 26, 2014.

As of September 26, 2014 and June 30, 2014, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $2,398 and $3,148 as of September 26, 2014 and June 30, 2014, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $72,318 and $68,536 as of September 26, 2014 and June 30, 2014, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $555 and $701, were $69,365 and $64,687 as of September 26, 2014 and June 30, 2014, respectively.

Other Notes Payable

In March 2012, the Company financed $2,195, of which $161 is being accounted for as a capital lease obligation, for a three-year software license agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of September 26, 2014, the balance outstanding under this agreement was $376.

In July 2014, the Company financed $5,247 of insurance premiums payable in eleven equal monthly installments of approximately $482 each, including a finance charge of 1.99%. As of September 26, 2014, the balance outstanding under this agreement was $4,300.

Capital Lease Obligations

During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,916, and accumulated amortization was $1,166 at September 26, 2014. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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
The Company consolidates the operations of Center Avenue Holdings ("CAH") a limited liability company, as it retains the contractual power to direct the activities of CAH which most significantly and directly impact its economic performance. The activity of CAH is not significant to the overall performance of the Company. The assets of CAH are restricted, from the standpoint of the Company, in that they are not available for the Company's general business use outside the context of CAH.
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	September 26, 2014	June 30, 2014
Current assets:
Restricted investments	$63	$63
Total current assets	63	63
Other assets	4,344	4,344
Total assets	$4,407	$4,407
Current liabilities:
Environmental remediation liabilities	$7	$7
Total current liabilities	7	7
Long-term environmental remediation liabilities	14	16
Total liabilities	$21	$23

The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended September 26, 2014, the Company has provided approximately $3,992 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on a note payable. CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.

Note 11. Income Taxes

The Company's effective tax rate was approximately 41.6% and 40.6% for the three months ended September 26, 2014 and September 27, 2013, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate were the effect of state income taxes for the three months ended September 26, 2014 and September 27, 2013.

As of September 26, 2014, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $1,462. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of September 26, 2014, the Company had a tax benefit of approximately $3,277 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $52 was recorded to increase APIC as it reduced income taxes payable during the three months ended September 26, 2014; in addition, a tax deficiency of $364 related to the expiration of vested stock options was recorded to decrease APIC as it reduced deferred tax assets.

Note 12. Operating Segments

The Company manages its business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government entities. The Company's Energy services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical Energy projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.

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

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"). The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, and stock-based compensation expense. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended September 26, 2014:
Gross revenue	$38,035	$68,194	$17,831	$124,060
Net service revenue	33,213	47,656	13,133	94,002
Segment profit	5,641	10,158	2,259	18,058
Depreciation and amortization	839	712	113	1,664

Three months ended September 27, 2013:
Gross revenue	$33,464	$55,522	$16,388	$105,374
Net service revenue	28,814	38,361	12,578	79,753
Segment profit	4,104	9,347	2,807	16,258
Depreciation and amortization	758	680	104	1,542

	Three Months Ended
Gross revenue	September 26, 2014	September 27, 2013
Gross revenue from reportable operating segments	$124,060	$105,374
Reconciling items (1)	(1,035)	1,200
Total consolidated gross revenue	$123,025	$106,574

Net service revenue
Net service revenue from reportable operating segments	$94,002	$79,753
Reconciling items (1)	(1,383)	1,499
Total consolidated net service revenue	$92,619	$81,252

Income from operations before taxes
Segment profit from reportable operating segments	$18,058	$16,258
Corporate shared services (2)	(10,298)	(10,215)
Stock-based compensation expense	(1,167)	(1,155)
Unallocated depreciation and amortization	(601)	(634)
Interest expense	(31)	(92)
Total consolidated income from operations before taxes	$5,961	$4,162

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$1,664	$1,542
Unallocated depreciation and amortization	601	634
Total consolidated depreciation and amortization	$2,265	$2,176

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Change in Estimate

In October 2013, the regulatory agency charged with oversight of one of the Company’s Exit Strategy projects issued a letter requiring the Company to evaluate modifications to its current site remedy. While it is premature to predict the outcome of this evaluation, the Company’s best estimate of the cost of such modifications is $12,439. As a result, the Company updated its estimate to complete for this project during the three months ended September 27, 2013. This adjustment resulted in a reduction of gross revenue and NSR of $5,093 and a $7,346 charge to COS as a provision for future losses during the three months ended September 27, 2013. Because these additional costs are covered by insurance, the Company also recorded an insurance recoverable of $12,439 during the three months ended September 27, 2013. Therefore, this change in estimate had no impact on operating income or EPS.

Note 14. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near or just beyond the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $25,800, of which $3,400, would be covered by insurance.

With respect to one of the projects noted above, the regulatory agency charged with oversight of the project approved a remedial plan that is more expensive than the remedy that had been proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it will not ultimately be responsible for any material remedial costs attributable to the more costly selected remedy. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change. With respect to another one of these projects, the regulatory agency charged with oversight of the project selected a remedy that is consistent with regulatory guidance and the Company’s estimates. However, until the final remedy is actually implemented, it remains reasonably possible that the volumes associated with the selected remedial alternative could change and the related costs could increase. The Company's estimated share of the potential remedial cost changes related to these two projects range from $0 to $20,600.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of September 26, 2014 and June 30, 2014, the Company had recorded litigation accruals of $3,846 and $5,410, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $2,408 and $4,098 as of September 26, 2014 and June 30, 2014, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $12,500, of which $1,500 would be covered by insurance.

Note 15. Subsequent Events

Effective September 29, 2014, the Company acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7,200 payable at closing, (ii) a second cash payment of $2,598, of which $508 is payable in six months and the remaining $2,090 is due in 18 months subject to withholding for various contractual issues, (iii) 50 shares of the Company's common stock valued at $300 on the closing date, and (iv) is subject to a net working capital adjustment. The sellers are also entitled to up to $1,500 in contingent cash consideration through an earn-out provision based on NSR performance of the acquired firm over the 24 month period following closing. NOVA is being integrated into the Company's Environmental operating segment. Due to the limited time since the closing of the NOVA acquisition, the related acquisition accounting is currently incomplete. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction. The impact of this acquisition is not expected to be material to the Company's condensed consolidated balance sheets and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 26, 2014 and September 27, 2013

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The three months ended September 26, 2014 contained one less business day than the same period in the prior fiscal year.

The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as "may", "expects", "plans", "anticipates", "believes", "estimates", or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors described in the sections captioned "Critical Accounting Policies" and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as well as in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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
Acquisitions

We continuously evaluate the marketplace for strategic acquisition opportunities. A fundamental component of our profitable growth strategy is to pursue acquisitions that will expand our platform in key U.S. markets. Where the impact of acquisitions is noted in discussing results, it refers to acquisitions effected within the prior twelve months of the end of the relevant period.

On July 1, 2014, we acquired all of the outstanding stock of Covino Environmental Associates, Inc. ("Covino"), based in Woburn, Massachusetts. Covino provides building sciences, industrial hygiene and related consulting services to private and public clients including major educational institutions. The initial purchase price of $2.0 million consisted of cash of $1.5 million payable at closing, a second cash payment of $0.3 million payable on the one-year anniversary of the closing date subject to withholding for various contractual issue, and a $0.1 million net working capital adjustment. The selling shareholder is also entitled to contingent cash consideration through an earn-out provision based on NSR performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.1 million based on the projections and probabilities of reaching the performance goals through July 2015. Goodwill of $1.0 million, none of which is expected to be tax deductible, and other intangible assets of $0.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the Covino acquisition have been recorded in the Environmental operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

Operating Segments

We manage our business under the following three operating segments:

Energy:  The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government entities. Our Energy services include program management, engineer/procure/construct projects, design, and consulting. Our typical Energy projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.

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
Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment profit. We utilize segment revenue and segment profit because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, and stock-based compensation expense. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used by Corporate are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole except as discussed herein.

The following table presents the approximate percentage of our NSR by operating segment for the three months ended September 26, 2014 and September 27, 2013:

	Three Months Ended
	September 26, 2014	September 27, 2013
Energy	35%	36%
Environmental	51%	48%
Infrastructure	14%	16%
	100%	100%
Business Trend Analysis

Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with a favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $60 billion in the performance of this work over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Demand for energy efficiency services continues to be supported by increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level have expanded the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are growing our presence in the Southeast and in Texas and California where demand for services is the highest.

Environmental: Although there had been signs of growth in this market following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The last decade saw growth in nearly all aspects of this market. The fundamental market drivers remain in place, and this market also benefits from evolving regulatory developments particularly with respect to air quality, the clean power plant program and the continuing need to enhance our aging transportation and energy infrastructure. Nevertheless, recent indicators suggest that certain elements of this marketplace continue to take a cautious approach to expenditures, slowing a return to the long-term pattern of growth historically enjoyed by this operating segment. Shale gas, renewables and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.

Infrastructure: Although long-term prospects should be favorable, demand for infrastructure services is expected to continue to be flat to slightly negative. The overall infrastructure construction markets did benefit from the federal funding certainty provided by the MAP-21 federal transportation bill that was signed into law in July 2012 but that legislation expired September 30, 2014. A new $302 billion, four year transportation bill has been proposed by President Obama's administration. As a result of increased tax revenues and improved budgets, some states are moving forward with additional funding for infrastructure improvement programs, although other states continue to experience budget challenges and are more dependent on federal or private funding mechanisms. The states continue to face long-term infrastructure needs, including the need for maintenance, repair and upgrade of the existing critical infrastructure as well as the need to build new facilities.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to compile these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities Exchange Commission ("SEC") on September 10, 2014. No material changes concerning our critical accounting policies have occurred since June 30, 2014.

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three months ended September 26, 2014 and September 27, 2013:

	Three Months Ended
	September 26,	September 27,	Change
(Dollars in thousands)	2014	2013	$	%
Gross revenue	$123,025	$106,574	$16,451	15.4%
Less subcontractor costs and other direct reimbursable charges	30,406	25,322	5,084	20.1
Net service revenue	92,619	81,252	11,367	14.0
Interest income from contractual arrangements	22	47	(25)	(53.2)
Insurance recoverables and other income	4,844	12,300	(7,456)	(60.6)
Cost of services (exclusive of costs shown separately below)	81,190	78,398	2,792	3.6
General and administrative expenses	8,038	8,771	(733)	(8.4)
Depreciation and amortization	2,265	2,176	89	4.1
Operating income	5,992	4,254	1,738	40.9
Interest expense	(31)	(92)	61	(66.3)
Income from operations before taxes	5,961	4,162	1,799	43.2
Federal and state income tax provision	(2,480)	(1,702)	(778)	45.7
Net income	3,481	2,460	1,021	41.5
Net loss applicable to noncontrolling interest	4	27	(23)	(85.2)
Net income applicable to TRC Companies, Inc.	$3,485	$2,487	$998	40.1%

Three Months Ended September 26, 2014

Gross revenue increased $16.5 million, or 15.4%, to $123.0 million for the three months ended September 26, 2014 from $106.6 million for the same period in the prior year. Organic activities accounted for $13.7 million, or 82.9%, of the growth in gross revenue, and acquisitions accounted for the remaining $2.8 million, or 17.1%, of the increase. The growth in organic gross revenue was primarily driven by our Environmental operating segment, where gross revenue increased $11.5 million due to increased demand from our oil and gas clients. The balance of the organic growth was primarily driven by our Energy operating segment, as utility customers continue to make significant transmission and distribution system improvement investments. For comparative purposes, during the three months ended September 27, 2013, we recorded an adjustment to the estimate at completion on an Exit Strategy contract which reduced gross revenue by approximately $5.1 million. Excluding the impact of this prior period charge, organic gross revenue for the Environmental operating segment would have increased $6.4 million and overall organic gross revenue would have increased $8.6 million.

NSR increased $11.4 million, or 14.0%, to $92.6 million for the three months ended September 26, 2014 from $81.3 million for the same period in the prior year. Organic activities accounted for $8.8 million, or 77.3%, of the growth in NSR, and acquisitions accounted for the remaining $2.6 million, or 22.7%, of the increase. The increase in Organic NSR was primarily attributable to our Environmental operating segment where NSR increased $8.3 million due to the same factors that led to the increase in gross revenue. As aforementioned, during the three months ended September 27,

2013, we recorded an adjustment to the estimate at completion on an Exit Strategy contract, which reduced NSR by approximately $5.1 million. Excluding the impact of this prior period charge, organic NSR for the Environmental operating segment would have increased $3.2 million and overall organic NSR would have increased $3.7 million.

Insurance recoverables and other income decreased $7.5 million, or 60.6%, to $4.8 million for the three months ended September 26, 2014 from $12.3 million for the same period in the prior year. In the three months ended September 27, 2013, an Exit Strategy project had an estimated cost increase which was not expected to be funded by the project-specific restricted investments and, therefore, was projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs overruns.  As a result, we increased insurance recoverables by $12.4 million in the prior year period to account for the projected recovery of the increased cost estimate. We did not experience a similar contract adjustment in the current period.

COS increased $2.8 million, or 3.6%, to $81.2 million for the three months ended September 26, 2014 from $78.4 million for the same period in the prior year. Acquisitions accounted for $2.2 million of the increase in COS, while organic COS increased by $0.6 million. As aforementioned, during the three months ended September 27, 2013, we recorded an adjustment to the estimate at completion on an Exit Strategy contract which also increased contract loss reserves by $7.3 million. Excluding the impact of this prior period charge, organic COS increased $7.9 million. This increase was primarily attributable to costs incurred to support current and projected demand from oil and gas customers; and to a lesser extent, to support geographic expansion within our Energy operating segment. As a percentage of NSR, COS were 87.7% and 96.5% for the three months ended September 26, 2014 and September 27, 2013, respectively.

G&A expenses decreased $0.7 million, or 8.4%, to $8.0 million for the three months ended September 26, 2014 from $8.8 million for the same period in the prior year. The decrease is primarily attributable to lower legal and litigation settlement costs, offset, in part by additional investments in our health and safety initiatives. As a percentage of NSR, G&A expenses were 8.7% and 10.8% for the three months ended September 26, 2014 and September 27, 2013, respectively.

Our effective tax rate was approximately 41.6% for the three months ended September 26, 2014, compared to approximately 40.6% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes for the three months ended September 26, 2014 and September 27, 2013.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three months ended September 26, 2014 and September 27, 2013:

	Three Months Ended
	September 26, 2014	September 27, 2013
Net service revenue	100.0%	100.0%
Interest income from contractual arrangements	—	0.1
Insurance recoverables and other income	5.2	15.1
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	87.7	96.5
General and administrative expenses	8.7	10.8
Depreciation and amortization	2.4	2.7
Total operating costs and expenses	98.8	110.0
Operating income	6.5	5.2
Interest expense	—	(0.1)
Income from operations before taxes	6.4	5.1
Federal and state income tax provision	(2.7)	(2.1)
Net income	3.8	3.0
Net loss applicable to noncontrolling interest	—	—
Net income applicable to TRC Companies, Inc.	3.8%	3.1%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended
	September 26,	September 27,	Change
(Dollars in thousands)	2014	2013	$	%
Gross revenue	$38,035	$33,464	$4,571	13.7%
Net service revenue	$33,213	$28,814	$4,399	15.3%
Segment profit	$5,641	$4,104	$1,537	37.5%

Gross revenue increased $4.6 million, or 13.7%, for the three months ended September 26, 2014 compared to the same period in the prior year. Organic gross revenue increased $2.9 million while acquisitions provided $1.7 million of gross revenue growth for the three months ended September 26, 2014 compared to the same period in the prior year. The growth in organic gross revenue was primarily attributable to increased demand for our services from existing clients due to their continued investment in electric transmission and distribution, as well as geographic expansion.

NSR increased $4.4 million, or 15.3%, for the three months ended September 26, 2014 compared to the same period in the prior year. Organic NSR increased $2.8 million while acquisitions provided $1.6 million of NSR growth for the three months ended September 26, 2014 compared to the same period in the prior year. The increase in organic NSR was primarily due to the same factors that led to the increase in organic gross revenue.

The Energy operating segment's profit increased $1.5 million, or 37.5%, for the three months ended September 26, 2014 compared to the same period in the prior year. Organic segment profit increased by $1.4 million while acquisitions provided $0.1 million of segment profit for the three months ended September 26, 2014 compared to the same period in the prior year. Organic segment profit increased in the current quarter, primarily due to improved labor utilization as well as the same factors that led to the increase in NSR. The current quarter benefits derived from improved utilization were partially offset by cost overruns on a fixed-price project caused, in part, by changes in scope that are currently in negotiation with the client. Overall, projects that experienced estimated contract profit revisions, due to the revaluation of work, reduced segment profit by $2.2 million for the three months ended September 26, 2014 compared to $1.9 million in the same period in the prior year. As a percentage of NSR, the Energy operating segment's profit for the three months ended September 26, 2014 increased to 17.0% from 14.2% for the same period of the prior year. This increase is directly attributable to the improved labor utilization.

Environmental Operating Segment Results

	Three Months Ended
	September 26,	September 27,	Change
(Dollars in thousands)	2014	2013	$	%
Gross revenue	$68,194	$55,522	$12,672	22.8%
Net service revenue	$47,656	$38,361	$9,295	24.2%
Segment profit	$10,158	$9,347	$811	8.7%

Gross revenue increased $12.7 million, or 22.8%, for the three months ended September 26, 2014 compared to the same period in the prior year. Organic gross revenue increased $11.5 million while acquisitions provided $1.2 million of gross revenue growth for the three months ended September 26, 2014 compared to the same period in the prior year. The increase in organic gross revenue for the three months ended September 26, 2014 was primarily driven by higher demand from our oil and gas customers, and in particular, pipeline permitting services. Additionally, during the three months ended September 27, 2013, we recorded an adjustment to the estimate at completion on an Exit Strategy contract which reduced gross revenue by approximately $5.1 million. Excluding the impact of this charge, organic gross revenue would have increased $6.4 million.

NSR increased $9.3 million, or 24.2%, for the three months ended September 26, 2014 compared to the same period in the prior year. Organic NSR increased $8.3 million while acquisitions provided $1.0 million of NSR growth for the three months ended September 26, 2014 compared to the same period in the prior year. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue. Excluding the impact of the aforementioned prior period Exit Strategy charge, organic NSR would have increased $3.2 million.

The Environmental operating segment's profit increased $0.8 million, or 8.7%, for the three months ended September 26, 2014 compared to the same period in the prior year. Organic activities accounted for $0.7 million of the increase in segment profit while acquisitions provided $0.1 million of segment profit. As a percentage of NSR, the Environmental operating segment's profit for the three months ended September 26, 2014 decreased to 21.3% from 24.4% for the same period of the prior year. This decrease is primarily attributable to strong performance on fixed priced projects in the same period of the prior year that did not recur to the same level in the current year quarter.

Infrastructure Operating Segment Results

	Three Months Ended
	September 26,	September 27,	Change
(Dollars in thousands)	2014	2013	$	%
Gross revenue	$17,831	$16,388	$1,443	8.8%
Net service revenue	$13,133	$12,578	$555	4.4%
Segment profit	$2,259	$2,807	$(548)	(19.5)%

Gross revenue increased $1.4 million, or 8.8% for the three months ended September 26, 2014 compared to the same period in the prior year. The increase in gross revenue during the three months ended September 26, 2014 was primarily driven by increased demand from our State and municipal customers. The prior year period included activity on a large transportation design project that has since been completed and hence did not contribute to the current year quarter results.

NSR increased $0.6 million, or 4.4%, for the three months ended September 26, 2014 compared to the same period in the prior year. The increase in NSR during the three months ended September 26, 2014 was primarily the result of the same factors driving gross revenue growth as noted above.

The Infrastructure operating segment's profit decreased $0.5 million, or 19.5%, for the three months ended September 26, 2014 compared to the same period in the prior year. The decrease in the Infrastructure operating segment's profit for the three months ended September 26, 2014 was primarily due to lower labor utilization as well as additional contract costs incurred on several fixed-price project caused primarily by changes in scope that are currently in negotiation with the client. The decrease in labor utilization was primarily due to delays on new awards for several transportation design projects. As a percentage of NSR, the Infrastructure operating segment's profit for the three months ended September 26, 2014 decreased to 17.2% from 22.3% for the same period of the prior year. This decrease is attributable to thefactors noted above.

Backlog by Operating Segment

As of September 26, 2014, our contract backlog based on gross revenue was approximately $395 million, compared to approximately $371 million as of September 27, 2013. Our contract backlog based on NSR was approximately $260 million as of September 26, 2014, compared to approximately $239 million as of September 27, 2013. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at September 26, 2014 and September 27, 2013 (in millions):

	Gross Revenue Backlog				NSR Backlog
	September 26,	September 27,	Change		September 26,	September 27,	Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%
Energy	$98	$84	$14	16.7%	$86	$69	$17	24.6%
Environmental	222	221	1	0.5%	127	125	2	1.6%
Infrastructure	75	66	9	13.6%	47	45	2	4.4%
Total	$395	$371	$24	6.5%	$260	$239	$21	8.8%

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

The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended
	September 26,	September 27,
(Dollars in thousands)	2014	2013
Number of projects	1,257	1,425
Net (reduction) increase on project profitability	$(2,483)	$910

Net (reduction) increase on project profitability by operating segment:
Energy	$(2,179)	$(1,856)
Environmental	(42)	2,319
Infrastructure	(262)	447
Total	$(2,483)	$910

Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund our operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to service debt. We believe that our available cash, cash flows from operations and borrowing capacity under our revolving credit facility, discussed under "Revolving Credit Facility" below, will be sufficient to fund our operations for at least the next twelve months.
The following table provides summarized information with respect to our cash balances and cash flows as of and for the three months ended September 26, 2014 and September 27, 2013 (in thousands):

	Three Months Ended
	September 26,	September 27,	Change
(Dollars in thousands)	2014	2013	$	%
Net cash provided by operating activities	$2,498	$1,075	$1,423	132.4%
Net cash used in investing activities	(2,426)	(3,171)	(745)	(23.5)%
Net cash provided by financing activities	1,143	5,948	4,805	(80.8)%
Cash and cash equivalents	28,812	21,988	6,824	31.0%

As of September 26, 2014, cash and cash equivalents increased by $1.2 million, or 4.4%, to $28.8 million, compared to the fiscal year ended June 30, 2014. The increase was primarily due to net cash provided by operating activities and cash provided from the short-term financing related to fiscal year 2015 insurance premiums, which was partially offset by cash payments made on long-term debt and capital lease obligations and payments for the acquisitions of businesses and property and equipment.

Net cash provided by operating activities increased by $1.4 million, or 132.4%, to $2.5 million for the three months ended September 26, 2014, compared to $1.1 million of cash provided for the same period of the prior year. The increase was primarily due to higher income as compared to the corresponding period, adjusted for non-cash charges.

These increases were partially offset by a decreased rate of receivable collections and the timing of payroll in the current year. The changes in estimates to complete on certain Exit Strategy contracts, which impacted insurance recoverables, contract loss, and deferred revenue, had no net impact on cash flows.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 92 days as of September 26, 2014 from 84 days as of June 30, 2014, and from 95 days when compared to September 27, 2013. Our goal is to maintain DSO at less than 80 days.

Net cash used in investing activities decreased by $0.7 million, or 23.5%, to $2.4 million for the three months ended September 26, 2014, compared to $3.2 million of cash used for the same period of the prior year. The decrease was primarily attributable to a $0.9 million decline in cash paid for acquisitions.

Net cash provided by financing activities decreased by $4.8 million, or 80.8%, to $1.1 million for the three months ended September 26, 2014, compared to $5.9 million of cash provided for the same period of the prior year. The decrease was primarily due to a $3.0 million decline in excess tax benefits from stock-based awards, $1.4 million of cash paid to settle tax withholding obligations relating to shares repurchased, and $1.3 million of payments related to prior acquisitions. These decreases were partially offset by a $0.6 million decline in payments made on long-term debt and capital lease obligations.

Long-Term Debt

Revolving Credit Facility

See a discussion of our revolving credit facility (the "Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

Management presents Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Consolidated Adjusted EBITDA, which are non-U.S. GAAP measures, because we believe they are useful tools for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated EBITDA and Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated EBITDA and Consolidated Adjusted EBITDA are not intended to represent cash flows for the period or funds available for management's discretionary use, nor are they represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated EBITDA and Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income, net income, cash flows from operations and other measures of equal or greater importance. Consolidated EBITDA is presented below based on both the definition used in our Credit Agreement (Consolidated Adjusted EBITDA) as well as a more typical calculation method. Set forth below is a reconciliation of Net Income applicable to TRC Companies, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, for the trailing twelve-month period ended September 26, 2014 (in thousands):

	Trailing Twelve-Months Ended
(Dollars in thousands)	September 26, 2014	September 27, 2013
Net income applicable to TRC Companies, Inc.	$13,049	$34,490
Interest expense	108	317
Federal and state income tax provision (benefit)	9,520	(16,518)
Depreciation and amortization	8,889	7,541
Net loss applicable to noncontrolling interest	(18)	(80)
Consolidated EBITDA	31,548	25,750
Less: Interest expense on excluded indebtedness	(68)	(84)
Less: Interest and penalties on federal and state income taxes	9	(42)
Add: Non-cash losses and expenses - Stock-Based Compensation Expense	4,670	4,078
Consolidated Adjusted EBITDA under the Credit Agreement	$36,159	$29,702

The actual results as compared to the covenant requirements under the Credit Agreement as of September 26, 2014 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Minimum consolidated adjusted EBITDA	Trailing 12 months	$36,159	Must exceed	$20,000
Maximum leverage ratio	Trailing 12 months	0.08 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	6.49 to 1.00	Must exceed	1.25 to 1.00

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

Borrowings at these rates have no designated term and may be repaid without penalty any time prior to the credit facility's maturity date. Our credit facility has a maturity date of April 16, 2018, or earlier at our discretion, upon payment in full of loans and other obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 26, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 26, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended September 26, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Legal Matters in Note 14 - Commitments and Contingencies, under Part I, Item 1, Financial Information.

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

TRC COMPANIES, INC.

November 4, 2014	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)