Form 10-Q
period 2014-12-26
TRC COMPANIES INC /DE/
filed 2015-02-04
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On January 8, 2015 there were 30,352,871 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED DECEMBER 26, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Gross revenue	$143,228	$122,592	$266,253	$229,166
Less subcontractor costs and other direct reimbursable charges	43,390	31,461	73,796	56,783
Net service revenue	99,838	91,131	192,457	172,383
Interest income from contractual arrangements	22	(94)	44	(47)
Insurance recoverables and other income	641	305	5,485	12,605
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	82,599	76,389	163,789	154,787
General and administrative expenses	8,395	7,508	16,433	16,279
Depreciation and amortization	2,641	2,250	4,906	4,426
Total operating costs and expenses	93,635	86,147	185,128	175,492
Operating income	6,866	5,195	12,858	9,449
Interest expense	(21)	(38)	(52)	(130)
Income from operations before taxes	6,845	5,157	12,806	9,319
Provision for income taxes	(2,848)	(2,068)	(5,328)	(3,770)
Net income	3,997	3,089	7,478	5,549
Net loss applicable to noncontrolling interest	5	7	9	34
Net income applicable to TRC Companies, Inc.	$4,002	$3,096	$7,487	$5,583

Basic earnings per common share	$0.13	$0.10	$0.25	$0.19
Diluted earnings per common share	$0.13	$0.10	$0.25	$0.19

Weighted-average common shares outstanding:
Basic	30,329	29,652	30,157	29,477
Diluted	30,531	30,069	30,458	30,049

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Net income	$3,997	$3,089	$7,478	$5,549
Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	3	64	(7)	143
Tax effect on unrealized gain (loss) on available-for-sale securities	(1)	(26)	3	(57)
Reclassification for loss (gain) included in net income	3	(3)	7	(31)
Tax effect on realized loss (gain) on available-for-sale securities	(1)	1	(3)	12
Total other comprehensive income	4	36	—	67
Comprehensive income	4,001	3,125	7,478	5,616
Comprehensive loss attributable to noncontrolling interests	5	7	9	34
Comprehensive income attributable to TRC Companies, Inc.	$4,006	$3,132	$7,487	$5,650

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	December 26, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,278	$27,597
Restricted cash	24	5,756
Accounts receivable, less allowance for doubtful accounts	135,754	116,937
Insurance recoverable - environmental remediation	43,578	42,062
Restricted investments	2,553	2,934
Deferred income tax assets	12,249	12,293
Income taxes refundable	711	1,021
Prepaid expenses and other current assets	12,620	12,441
Total current assets	220,767	221,041
Property and equipment	62,739	60,240
Less accumulated depreciation and amortization	(49,247)	(47,190)
Property and equipment, net	13,492	13,050
Goodwill	36,642	31,679
Long-term deferred income tax assets	3,142	4,267
Long-term restricted investments	24,753	23,537
Long-term prepaid insurance	27,166	28,521
Other assets	15,888	13,490
Total assets	$341,850	$335,585
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,972	$463
Current portion of capital lease obligations	375	562
Accounts payable	36,103	32,663
Accrued compensation and benefits	33,969	36,586
Deferred revenue	16,592	14,503
Environmental remediation liabilities	184	138
Other accrued liabilities	41,342	47,310
Total current liabilities	131,537	132,225
Non-current liabilities:
Long-term debt, net of current portion	64	105
Capital lease obligations, net of current portion	33	167
Income taxes payable and deferred income tax liabilities	1,423	1,539
Deferred revenue	66,967	70,398
Environmental remediation liabilities	8,511	6,268
Total liabilities	208,535	210,702
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 30,353,170 and 30,349,688 shares issued and outstanding, respectively, at December 26, 2014, and 29,752,934 and 29,749,452 shares issued and outstanding, respectively, at June 30, 2014	3,035	2,975
Additional paid-in capital	188,642	187,748
Accumulated deficit	(57,867)	(65,354)
Accumulated other comprehensive loss	(77)	(77)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	133,700	125,259
Noncontrolling interest	(385)	(376)
Total equity	133,315	124,883
Total liabilities and equity	$341,850	$335,585

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 26, 2014	December 27, 2013
Cash flows from operating activities:
Net income	$7,478	$5,549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	4,906	4,426
Stock-based compensation expense	2,376	2,398
Deferred income taxes	179	863
Other non-cash items	66	(489)
Changes in operating assets and liabilities:
Accounts receivable	(13,669)	(6,531)
Insurance recoverable - environmental remediation	(1,516)	(11,339)
Income taxes	90	(2,441)
Restricted investments	(1,580)	3,048
Prepaid expenses and other current assets	(2,052)	(869)
Long-term prepaid insurance	1,355	1,536
Other assets	(14)	320
Accounts payable	3,464	(6,257)
Accrued compensation and benefits	(3,018)	(3,038)
Deferred revenue	(1,342)	1,613
Environmental remediation liabilities	2,289	(710)
Other accrued liabilities	2,194	6,472
Net cash provided by (used in) operating activities	1,206	(5,449)
Cash flows from investing activities:
Additions to property and equipment	(3,962)	(2,844)
Withdrawals from restricted investments	739	1,214
Acquisition of businesses, net of cash acquired	(11,214)	(2,388)
Proceeds from sale of fixed assets	30	61
Investments in and advances to unconsolidated affiliates	—	(5)
Net cash used in investing activities	(14,407)	(3,962)
Cash flows from financing activities:
Payments on long-term debt and other	(2,722)	(5,281)
Payments on capital lease obligations	(321)	(299)
Proceeds from long-term debt and other	5,247	4,904
Net working capital and additional cash payments on acquisitions	(2,084)	(722)
Shares repurchased to settle tax withholding obligations	(1,499)	(2,171)
Excess tax benefit from stock-based awards	251	3,385
Payments on exchange of stock options	10	5
Net cash used in financing activities	(1,118)	(179)
Decrease in cash and cash equivalents	(14,319)	(9,590)
Cash and cash equivalents, beginning of period	27,597	18,136
Cash and cash equivalents, end of period	$13,278	$8,546
Supplemental cash flow information:
Non-cash consideration for assets acquired	$1,952	$2,226

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2013	29,053	$2,905	$181,874	$(77,405)	$(109)	3	$(33)	$107,232	$(335)	$106,897

Net income	—	—	—	5,583	—	—	—	5,583	(34)	5,549
Other comprehensive income	—	—	—	—	67	—	—	67	—	67
Issuance of common stock in connection with business acquired	34	3	292	—	—	—	—	295	—	295
Exercise of stock options	3	—	5	—	—	—	—	5	—	5
Stock-based compensation	879	88	2,310	—	—	—	—	2,398	—	2,398
Shares repurchased to settle tax withholding obligations	(291)	(29)	(2,150)	—	—	—	—	(2,179)	—	(2,179)
Directors' deferred compensation	3	1	22	—	—	—	—	23	—	23
Stock-based compensation income tax benefits	—	—	3,385	—	—	—	—	3,385	—	3,385
Balances as of December 27, 2013	29,681	$2,968	$185,738	$(71,822)	$(42)	3	$(33)	$116,809	$(369)	$116,440

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2014	29,753	$2,975	$187,748	$(65,354)	$(77)	3	$(33)	$125,259	$(376)	$124,883

Net income	—	—	—	7,487	—	—	—	7,487	(9)	7,478
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with business acquired	50	5	318	—	—	—	—	323	—	323
Exercise of stock options	4	—	10	—	—	—	—	10	—	10
Stock-based compensation	832	83	2,293	—	—	—	—	2,376	—	2,376
Shares repurchased to settle tax withholding obligations	(290)	(29)	(1,566)	—	—	—	—	(1,595)	—	(1,595)
Directors' deferred compensation	4	1	24	—	—	—	—	25	—	25
Stock-based compensation income tax deficiencies	—	—	(185)	—	—	—	—	(185)	—	(185)
Balances as of December 26, 2014	30,353	$3,035	$188,642	$(57,867)	$(77)	3	$(33)	$133,700	$(385)	$133,315

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 26, 2014 and December 27, 2013
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

Note 2. New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related to an entity’s ability to continue as a going concern. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The new standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This guidance will be effective for the Company in fiscal year 2017. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
In June 2014, the FASB issued an accounting standards update related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. This guidance is applicable to the Company's fiscal year beginning July 1, 2016. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that will supersede virtually all existing revenue recognition guidance under U.S. GAAP. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after

December 15, 2016, including interim reporting periods, and will be required to be applied retrospectively. Early application of the guidance is not permitted. This guidance is applicable to the Company's fiscal year beginning July 1, 2017. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.
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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of December 26, 2014 and June 30, 2014:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 26, 2014

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$143	$—	$—	$143
Certificates of deposit	—	206	—	206
Municipal bonds	—	741	—	741
Corporate bonds	—	231	—	231
U.S. government obligations	—	116	—	116
Money market accounts and cash deposits	4,976	—	—	4,976
Total assets	$5,119	$1,294	$—	$6,413

Contingent consideration	$—	$—	$656	$656
Total liabilities	$—	$—	$656	$656

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$140	$—	$—	$140
Certificates of deposit	—	209	—	209
Municipal bonds	—	740	—	740
Corporate bonds	—	236	—	236
Asset backed securities	—	130	—	130
Money market accounts and cash deposits	2,650	—	—	2,650
Total assets	$2,790	$1,315	$—	$4,105

Contingent consideration	$—	$—	$352	$352
Total liabilities	$—	$—	$352	$352
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of December 26, 2014 and June 30, 2014 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
Reclassification adjustments for realized gains or losses from available for sale restricted investment securities out of accumulated other comprehensive income are included in the condensed consolidated statements of operations within the insurance recoverables and other income line item.
The Company's contingent consideration liabilities, included in other accrued liabilities on the condensed consolidated balance sheets, are associated with the acquisitions made in fiscal year ending June 30, 2015. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 as described below.
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

Contingent consideration balance at July 1, 2014	$352
Additions for fiscal year 2015 acquisitions	650
Reduction of liability for payments made	(346)
Contingent consideration balance at December 26, 2014	$656
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: Level 2 of the fair value hierarchy.  At December 26, 2014 and June 30, 2014 the fair value of the Company's debt was not materially different than its carrying value.

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

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of December 26, 2014, 3,078 shares remained available for grants under the 2007 Plan.

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

During the three and six months ended December 26, 2014 and December 27, 2013, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Cost of services	$582	$587	$1,129	$1,088
General and administrative expenses	627	656	1,247	1,310
Total stock-based compensation expense	$1,209	$1,243	$2,376	$2,398

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the condensed consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $251 and $3,385 for the six months ended December 26, 2014 and December 27, 2013, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the six months ended December 26, 2014 and December 27, 2013.

A summary of stock option activity for the six months ended December 26, 2014 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2014 (649 exercisable)	654	$9.62
Options exercised	(4)	$2.30
Options expired	(222)	$11.00
Outstanding options as of December 26, 2014	428	$8.98	1.0	$242
Options exercisable as of December 26, 2014	423	$9.03	1.0	$231
Options vested and expected to vest as of December 26, 2014	428	$8.98	1.0	$241

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of December 26, 2014 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.43 as of December 26, 2014. The total intrinsic value of options exercised for the six months ended December 26, 2014 and December 27, 2013 was $20 and $13, respectively. The total proceeds received from option exercises for the six months ended December 26, 2014 and December 27, 2013 was $10 and $5, respectively.

As of December 26, 2014, there was $6 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 6 non-vested RSA's as of December 26, 2014. There were no RSA's granted during the six months ended December 26, 2014. As of December 26, 2014, there was $30 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the six months ended December 26, 2014 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2014	1,007	$6.06
Units granted	377	$6.83
Units vested	(463)	$5.16
Non-vested units as of December 26, 2014	921	$6.83

RSU grants totaled 373 and 377 shares with a total weighted-average grant date fair value of $2,554 and $2,578 during the three and six months ended December 26, 2014, respectively. RSU grants totaled 317 and 322 shares with a total weighted-average grant date fair value of $2,489 and $2,529 during the three and six months ended December 27, 2013, respectively. The total fair value of RSU's vested during the three and six months ended December 26, 2014 was $335 and $2,594, respectively. The total fair value of RSU's vested during the three and six months ended December 27, 2013 was $1,429 and $4,279, respectively.

As of December 26, 2014, there was $5,419 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.7 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 464 shares with a total weighted-average grant date fair value of $2,986 during the six months ended December 26, 2014. These PSU's will vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2015. PSU grants totaled 355 shares with a total weighted-average grant date fair value of $2,827 during the six months ended December 27, 2013. The total fair value of PSU's vested during the six months ended December 26, 2014, was $1,946. The total fair value of PSU's vested during the three and six months ended December 27, 2013, was $38 and $2,236, respectively.

At December 26, 2014, there was $6,659 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 2.0 years.

A summary of non-vested PSU activity for the six months ended December 26, 2014 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2014	879	—	879	$6.50
Units granted	433	31	464	$6.90
Units vested	(333)	(31)	(364)	$5.12
Units forfeited	(33)	—	(33)	$7.39
Non-vested units as of December 26, 2014	946	—	946	$7.10

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 26, 2014 and December 27, 2013:

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Net income applicable to TRC Companies, Inc.	$4,002	$3,096	$7,487	$5,583

Basic weighted-average common shares outstanding	30,329	29,652	30,157	29,477
Effect of dilutive stock options, RSA's, RSU's and PSU's	202	417	301	572
Diluted weighted-average common shares outstanding	30,531	30,069	30,458	30,049

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.13	$0.10	$0.25	$0.19
Diluted earnings per common share	$0.13	$0.10	$0.25	$0.19
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	2,098	2,227	2,000	2,071

Note 6. Accounts Receivable

The current portion of accounts receivable as of December 26, 2014 and June 30, 2014, were comprised of the following:

	December 26, 2014	June 30, 2014
Billed	$91,930	$69,730
Unbilled	47,384	50,743
Retainage	5,109	5,184
Total accounts receivable - gross	144,423	125,657
Less allowance for doubtful accounts	(8,669)	(8,720)
Total accounts receivable, less allowance for doubtful accounts	$135,754	$116,937

Note 7. Other Accrued Liabilities

As of December 26, 2014 and June 30, 2014, other accrued liabilities were comprised of the following:

	December 26, 2014	June 30, 2014
Contract costs	$27,824	$26,289
Legal accruals	4,069	5,903
Lease obligations	3,758	3,420
Other	5,691	11,698
Total other accrued liabilities	$41,342	$47,310

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of December 26, 2014, the Company had $36,642 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 25, 2014 that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

On September 29, 2014, the Company acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7,198 payable at closing, (ii) a second cash payment of $2,600, of which $508 is payable in six months and the remaining $2,092 is due in 18 months subject to withholding for various contractual issues, and (iii) 50 shares of the Company's common stock valued at $323 on the closing date. The purchase price is also subject to a net working capital adjustment. The sellers are also entitled to up to $1,500 in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $575 based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3,971, none of which is expected to be tax deductible, and other intangible assets of $3,622 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. This allocation will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

On July 1, 2014, the Company acquired all of the outstanding stock of Covino Environmental Associates, Inc. ("Covino"), based in Woburn, Massachusetts. Covino provides building sciences, industrial hygiene and related consulting services to private and public clients including major educational institutions. The initial purchase price of $1,994 consisted of cash of $1,500 payable at closing, a second cash payment of $309 payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and a $110 net working capital adjustment. The selling shareholder is also entitled to contingent cash consideration through an earn-out provision based on net service revenue ("NSR") performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $75 based on the projections and probabilities of reaching the performance goals through July 2015. Goodwill of $992, none of which is expected to be tax deductible, and other intangible assets of $601 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the Covino acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The changes in the carrying amount of goodwill for the six months ended December 26, 2014 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	December 26,	Impairment	December 26,
Operating Segment	2014	Losses	2014	Adjustments	2014	Losses	2014
Energy	$27,836	$(14,506)	$13,330	$—	$27,836	$(14,506)	$13,330
Environmental	36,214	(17,865)	18,349	$4,963	41,177	(17,865)	23,312
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$71,274	$(39,595)	$31,679	$4,963	$76,237	$(39,595)	$36,642

Other Intangible Assets

Identifiable intangible assets as of December 26, 2014 and June 30, 2014 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 26, 2014			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$16,213	$(5,999)	$10,214	$12,125	$(4,400)	$7,725
Contract backlog	135	(101)	34	110	(83)	27
	16,348	(6,100)	10,248	12,235	(4,483)	7,752
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$16,774	$(6,100)	$10,674	$12,661	$(4,483)	$8,178

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average periods of amortization by intangible asset class is approximately 6 years for customer relationship assets and 4 months for contract backlog. The amortization of intangible assets for the three and six months ended December 26, 2014 was $1,014 and $1,728, respectively. The amortization of intangible assets for the three and six months ended December 27, 2013 was $681 and $1,372, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2015 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2015	$1,758
2016	2,915
2017	2,335
2018	1,748
2019	948
2020 and Thereafter	544
Total	$10,248

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment review as of April 25, 2014. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended December 26, 2014, and therefore intangible assets were not tested for impairment.

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

Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. The Company was in compliance with the financial covenants under the Credit Agreement as of December 26, 2014.

As of December 26, 2014 and June 30, 2014, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $2,398 and $3,148 as of December 26, 2014 and June 30, 2014, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $75,000 and $68,536 as of December 26, 2014 and June 30, 2014, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $408 and $701, were $72,194 and $64,687 as of December 26, 2014 and June 30, 2014, respectively.

Other Notes Payable

In March 2012, the Company financed $2,195, of which $161 is being accounted for as a capital lease obligation, for a three-year software license agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of December 26, 2014, the balance outstanding under this agreement was $0.

In July 2014, the Company financed $5,247 of insurance premiums payable in eleven equal monthly installments of approximately $482 each, including a finance charge of 1.99%. As of December 26, 2014, the balance outstanding under this agreement was $2,874.

Capital Lease Obligations

During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,916, and accumulated amortization was $1,312 at December 26, 2014. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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

The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	December 26, 2014	June 30, 2014
Current assets:
Restricted investments	$63	$63
Total current assets	63	63
Other assets	4,344	4,344
Total assets	$4,407	$4,407
Current liabilities:
Environmental remediation liabilities	$2	$7
Total current liabilities	2	7
Long-term environmental remediation liabilities	19	16
Total liabilities	$21	$23

The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended December 26, 2014, the Company has provided approximately $4,008 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on a note payable. CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.

Note 11. Income Taxes

The Company's effective tax rate was approximately 41.6% and 40.3% for the six months ended December 26, 2014 and December 27, 2013, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate were the effect of state income taxes for the six months ended December 26, 2014 and December 27, 2013.

As of December 26, 2014, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $1,423. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of December 26, 2014, the Company had a tax benefit of approximately $3,404 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $251 was recorded to increase APIC as it reduced income taxes payable during the six months ended December 26, 2014; in addition, a tax deficiency of $436 related to the expiration of vested stock options was recorded to decrease APIC as it reduced deferred tax assets.

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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended December 26, 2014:
Gross revenue	$42,446	$81,055	$18,615	$142,116
Net service revenue	35,163	52,555	11,420	99,138
Segment profit	7,907	10,152	1,418	19,477
Depreciation and amortization	804	1,111	118	2,033

Three months ended December 27, 2013:
Gross revenue	$40,106	$66,420	$16,081	$122,607
Net service revenue	34,893	44,560	11,449	90,902
Segment profit	7,301	8,764	2,018	18,083
Depreciation and amortization	792	726	108	1,626

	Energy	Environmental	Infrastructure	Total

Six months ended December 26, 2014:
Gross revenue	$80,481	$149,249	$36,446	$266,176
Net service revenue	68,376	100,211	24,553	193,140
Segment profit	13,548	20,310	3,677	37,535
Depreciation and amortization	1,643	1,823	231	3,697

Six months ended December 27, 2013:
Gross revenue	$73,570	$121,942	$32,469	$227,981
Net service revenue	63,707	82,921	24,027	170,655
Segment profit	11,405	18,111	4,825	34,341
Depreciation and amortization	1,550	1,406	212	3,168

	Three Months Ended		Six Months Ended
Gross revenue	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Gross revenue from reportable operating segments	$142,116	$122,607	$266,176	$227,981
Reconciling items (1)	1,112	(15)	77	1,185
Total consolidated gross revenue	$143,228	$122,592	$266,253	$229,166

Net service revenue
Net service revenue from reportable operating segments	$99,138	$90,902	$193,140	$170,655
Reconciling items (1)	700	229	(683)	1,728
Total consolidated net service revenue	$99,838	$91,131	$192,457	$172,383

Income from operations before taxes
Segment profit from reportable operating segments	$19,477	$18,083	$37,535	$34,341
Corporate shared services (2)	(10,794)	(11,021)	(21,092)	(21,236)
Stock-based compensation expense	(1,209)	(1,243)	(2,376)	(2,398)
Unallocated depreciation and amortization	(608)	(624)	(1,209)	(1,258)
Interest expense	(21)	(38)	(52)	(130)
Total consolidated income from operations before taxes	$6,845	$5,157	$12,806	$9,319

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$2,033	$1,626	$3,697	$3,168
Unallocated depreciation and amortization	608	624	1,209	1,258
Total consolidated depreciation and amortization	$2,641	$2,250	$4,906	$4,426

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Change in Estimate

In October 2013, the regulatory agency charged with oversight of one of the Company’s Exit Strategy projects issued a letter requiring the Company to evaluate modifications to its current site remedy. While it is premature to predict the outcome of this evaluation, the Company’s best estimate of the cost of such modifications is $12,439. As a result, the Company updated its estimate to complete for this project during the three months ended September 27, 2013. There were no significant changes to the estimate to complete during the three months ended December 27, 2013. This adjustment resulted in a reduction of gross revenue and NSR of $5,093 and a $7,346 charge to COS as a provision for future losses during the six months ended December 27, 2013. Because these additional costs are expected to be covered by insurance, the Company also recorded an insurance recoverable of $12,439 during the six months ended December 27, 2013. Therefore, this change in estimate had no impact on operating income or EPS.

Note 14. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near or just beyond the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in material costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $27,600, of which $4,960, would be covered by insurance.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of December 26, 2014 and June 30, 2014, the Company had recorded litigation accruals of $3,665 and $5,410, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $2,118 and $4,098 as of December 26, 2014 and June 30, 2014, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $10,500, of which $500 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended December 26, 2014 and December 27, 2013

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The six months ended December 26, 2014 contained one less business day than the prior fiscal year period.

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
Acquisitions

We continuously evaluate the marketplace for strategic acquisition opportunities. A fundamental component of our profitable growth strategy is to pursue acquisitions that will expand our platform in key markets. Where the impact of acquisitions is noted in discussing results, it refers to acquisitions effected within the twelve months prior to the end of the relevant period.

On September 29, 2014, we acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7.2 million payable at closing, (ii) a second cash payment of $2.6 million, of which $0.5 million is payable in six months and the remaining $2.1 million is due in 18 months subject to withholding for various contractual issues, and (iii) 50 shares of our common stock valued at $0.3 million on the closing date. The purchase price is also subject to a net working capital adjustment. The sellers are also entitled to up to $1.5 million in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.6 million based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $4.0 million, none of which is expected to be tax deductible, and other intangible assets of $3.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. This allocation will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

On July 1, 2014, we acquired all of the outstanding stock of Covino Environmental Associates, Inc. ("Covino"), based in Woburn, Massachusetts. Covino provides building sciences, industrial hygiene and related consulting services to private and public clients including major educational institutions. The initial purchase price of $2.0 million consisted of cash of $1.5 million payable at closing, a second cash payment of $0.3 million payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and a $0.1 million net working capital adjustment. The selling shareholder is also entitled to contingent cash consideration through an earn-out provision based on NSR performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.1 million based on the projections and probabilities of reaching the performance goals through July 2015. Goodwill of $1.0 million, none of which is expected to be tax deductible, and other intangible assets of $0.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the Covino acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and six months ended December 26, 2014 and December 27, 2013:

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Energy	35%	38%	35%	37%
Environmental	53%	49%	52%	49%
Infrastructure	12%	13%	13%	14%
	100%	100%	100%	100%
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

Environmental: Although there had been signs of growth in this market following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The last decade saw growth in nearly all aspects of this market. The fundamental market drivers remain in place, and this market also benefits from evolving regulatory developments particularly with respect to air quality, the clean power plant program and the continuing need to enhance our aging transportation and energy infrastructure. Nevertheless, recent indicators suggest that certain elements of this marketplace continue to take a cautious approach to expenditures, slowing a return to the long-term pattern of growth historically enjoyed by this operating segment. Shale gas, renewables and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure. Demand from oil and gas customers for midstream-related services has recently been strong.

Infrastructure: Although long-term prospects should be favorable, demand for infrastructure services is expected to continue to be flat to slightly negative. The overall infrastructure construction markets did benefit from the federal funding certainty provided by the MAP-21 federal transportation bill that was signed into law in July 2012 but that legislation expired September 30, 2014. A new $302 billion, four year transportation bill has been proposed by President Obama's administration but has not yet been adopted. As a result of increased tax revenues and improved budgets, some states are moving forward with additional funding for infrastructure improvement programs, although other states continue to experience budget challenges and are more dependent on federal or private funding mechanisms.

The states continue to face long-term infrastructure needs, including the need for maintenance, repair and upgrade of existing critical infrastructure as well as the need to build new facilities.

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

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and six months ended December 26, 2014 and December 27, 2013:

	Three Months Ended				Six Months Ended
	Dec. 26,	Dec. 27,	Change		Dec. 26,	Dec. 27,	Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Gross revenue	$143,228	$122,592	$20,636	16.8%	$266,253	$229,166	$37,087	16.2%
Less subcontractor costs and other direct reimbursable charges	43,390	31,461	11,929	37.9	73,796	56,783	17,013	30.0
Net service revenue	99,838	91,131	8,707	9.6	192,457	172,383	20,074	11.6
Interest income from contractual arrangements	22	(94)	116	(123.4)	44	(47)	91	(193.6)
Insurance recoverables and other income	641	305	336	110.2	5,485	12,605	(7,120)	(56.5)
Cost of services (exclusive of costs shown separately below)	82,599	76,389	6,210	8.1	163,789	154,787	9,002	5.8
General and administrative expenses	8,395	7,508	887	11.8	16,433	16,279	154	0.9
Depreciation and amortization	2,641	2,250	391	17.4	4,906	4,426	480	10.8
Operating income	6,866	5,195	1,671	32.2	12,858	9,449	3,409	36.1
Interest expense	(21)	(38)	17	(44.7)	(52)	(130)	78	(60.0)
Income from operations before taxes	6,845	5,157	1,688	32.7	12,806	9,319	3,487	37.4
Provision for income taxes	(2,848)	(2,068)	(780)	37.7	(5,328)	(3,770)	(1,558)	41.3
Net income	3,997	3,089	908	29.4	7,478	5,549	1,929	34.8
Net loss applicable to noncontrolling interest	5	7	(2)	(28.6)	9	34	(25)	(73.5)
Net income applicable to TRC Companies, Inc.	$4,002	$3,096	$906	29.3%	$7,487	$5,583	$1,904	34.1%

Three Months Ended December 26, 2014

Gross revenue increased $20.6 million, or 16.8%, to $143.2 million for the three months ended December 26, 2014 from $122.6 million for the same period in the prior year. Organic activities accounted for $15.2 million, or 73.7%, of the growth in gross revenue, and acquisitions accounted for the remaining $5.4 million, or 26.3%, of the increase. The growth in organic gross revenue was largely driven by our Environmental operating segment, where gross revenue increased $10.0 million due to increased demand from our oil and gas clients for services primarily related to midstream activities. The balance of the organic growth was driven by our Energy and Infrastructure operating segments. Organic gross revenue increased $2.5 million in our Infrastructure operating segment, primarily driven by increased capital investments by commercial clients. Organic gross revenue increased $1.5 million in our Energy operating segment, as utility customers continued to make significant transmission and distribution system improvement investments.

NSR increased $8.7 million, or 9.6%, to $99.8 million for the three months ended December 26, 2014 from $91.1 million for the same period in the prior year. Organic activities accounted for $4.1 million, or 47.1%, of the growth in NSR, and acquisitions accounted for the remaining $4.6 million, or 52.9%, of the increase. The increase in organic NSR was primarily attributable to our Environmental operating segment where NSR increased $4.2 million due to the same factors that led to the increase in gross revenue.

Insurance recoverables and other income increased $0.3 million, or 110.2%, to $0.6 million for the three months ended December 26, 2014 from $0.3 million for the same period in the prior year. In the three months ended December 26, 2014, certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. We did not experience the same level of estimated cost increases for the same period in the prior year.

COS increased $6.2 million, or 8.1%, to $82.6 million for the three months ended December 26, 2014 from $76.4 million for the same period in the prior year. Acquisitions accounted for $3.6 million of the increase in COS, while organic COS increased by $2.6 million. This increase was primarily attributable to costs incurred to support current and projected demand from our Environmental segment clients. To meet this increased demand we have increased our billable headcount. As a percentage of NSR, COS were 82.7% and 83.8% for the three months ended December 26, 2014 and December 27, 2013, respectively.

G&A expenses increased $0.9 million, or 11.8%, to $8.4 million for the three months ended December 26, 2014 from $7.5 million for the same period in the prior year. The prior period had lower litigation settlement costs. As a percentage of NSR, G&A expenses were 8.4% and 8.2% for the three months ended December 26, 2014 and December 27, 2013, respectively.

Our effective tax rate was approximately 41.6% for the three months ended December 26, 2014, compared to approximately 40.0% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate was the effect of state income taxes for the three months ended December 26, 2014 and December 27, 2013.

Six Months Ended December 26, 2014

Gross revenue increased $37.1 million, or 16.2%, to $266.3 million for the six months ended December 26, 2014 from $229.2 million for the same period in the prior year. Organic activities accounted for $28.8 million, or 77.7%, of the growth in gross revenue, and acquisitions accounted for the remaining $8.3 million, or 22.3%, of the increase. The growth in organic gross revenue was largely driven by our Environmental operating segment, where gross revenue increased $21.6 million due to increased demand from our oil and gas clients for services primarily related to midstream activities. The balance of the organic growth was driven by our Energy and Infrastructure operating segments. Organic gross revenue increased $4.0 million in our Infrastructure operating segment, due to increased demand for transportation related services. Organic gross revenue increased $4.4 million in our Energy operating segment, as utility customers continued to make significant transmission and distribution system improvement investments. For comparative purposes, during the six months ended December 27, 2013, we recorded an adjustment to the estimate at completion on an Exit Strategy contract which reduced gross revenue by approximately $5.1 million. Excluding the impact of this prior period charge, organic gross revenue for the Environmental operating segment would have increased $16.5 million, and overall organic gross revenue would have increased $23.7 million.

NSR increased $20.1 million, or 11.6%, to $192.5 million for the six months ended December 26, 2014 from $172.4 million for the same period in the prior year. Organic activities accounted for $12.9 million, or 64.2%, of the growth in NSR, and acquisitions accounted for the remaining $7.2 million, or 35.8%, of the increase. The increase in organic NSR was primarily attributable to our Environmental operating segment where NSR increased $12.5 million due to the same factors that led to the increase in gross revenue. As aforementioned, during the six months ended December 27, 2013, we recorded an adjustment to the estimate at completion on an Exit Strategy contract which reduced NSR by approximately $5.1 million. Excluding the impact of this prior period charge, organic NSR for the Environmental operating segment would have increased $7.4 million, and overall organic NSR would have increased $7.8 million.

Insurance recoverables and other income decreased $7.1 million, or 56.5%, to $5.5 million for the six months ended December 26, 2014 from $12.6 million for the same period in the prior year. In the six months ended December 27, 2013, an Exit Strategy project had an estimated cost increase which was not expected to be funded by the project-specific restricted investments and, therefore, was projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs overruns. As a result, we increased insurance recoverables by $12.4 million in the prior year period to account for the projected recovery of the increased cost estimate. We did not experience a similar contract adjustment in the current period.

COS increased $9.0 million, or 5.8%, to $163.8 million for the six months ended December 26, 2014 from $154.8 million for the same period in the prior year. Acquisitions accounted for $5.8 million of the increase in COS, while organic COS increased by $3.2 million. As aforementioned, during the six months ended December 27, 2013, we recorded an adjustment to the estimate at completion on an Exit Strategy contract which also increased contract loss reserves by $7.3 million for the six months ended December 27, 2013. Excluding the impact of this prior period charge, organic COS increased $10.5 million. This increase was primarily attributable to costs incurred to support current and projected demand from our Environmental segment clients. As a percentage of NSR, COS were 85.1% and 89.8% for the six months ended December 26, 2014 and December 27, 2013, respectively. The decrease in COS as a percentage of NSR is largely attributable to the prior year impact of the Exit Strategy adjustment noted above.

G&A expenses increased $0.2 million, or 0.9%, to $16.4 million for the six months ended December 26, 2014 from $16.3 million for the same period in the prior year. The additional costs were primarily incurred to support our ongoing employee recruiting and quality initiatives. Nevertheless, as a percentage of NSR, G&A expenses decreased to 8.5% for the six months ended December 26, 2014 compared to 9.4% for the six months ended December 27, 2013.

Our effective tax rate was approximately 41.6% for the six months ended December 26, 2014, compared to approximately 40.3% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate was the effect of state income taxes for the six months ended December 26, 2014 and December 27, 2013.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and six months ended December 26, 2014 and December 27, 2013:

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	(0.1)	—	—
Insurance recoverables and other income	0.6	0.3	2.8	7.3
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	82.7	83.8	85.1	89.8
General and administrative expenses	8.4	8.2	8.5	9.4
Depreciation and amortization	2.6	2.5	2.5	2.6
Total operating costs and expenses	93.8	94.5	96.2	101.8
Operating income	6.9	5.7	6.7	5.5
Interest expense	—	—	—	(0.1)
Income from operations before taxes	6.9	5.7	6.7	5.4
Provision for income taxes	(2.9)	(2.3)	(2.8)	(2.2)
Net income	4.0	3.4	3.9	3.2
Net loss applicable to noncontrolling interest	—	—	—	—
Net income applicable to TRC Companies, Inc.	4.0%	3.4%	3.9%	3.2%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Six Months Ended
	December 26,	December 27,	Change		December 26,	December 27,	Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Gross revenue	$42,446	$40,106	$2,340	5.8%	$80,481	$73,570	$6,911	9.4%
Net service revenue	$35,163	$34,893	$270	0.8%	$68,376	$63,707	$4,669	7.3%
Segment profit	$7,907	$7,301	$606	8.3%	$13,548	$11,405	$2,143	18.8%

Gross revenue increased $2.3 million, or 5.8%, and $6.9 million, or 9.4%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. Organic gross revenue increased $1.5 million and $4.4 million while acquisitions provided $0.8 million and $2.5 million of gross revenue growth for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The growth in organic gross revenue for the three and six months ended December 26, 2014 was primarily attributable to increased demand for services from existing clients due to their continued investment in electric transmission and distribution, as well as geographic expansion.

NSR increased $0.3 million, or 0.8%, and $4.7 million, or 7.3%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. Acquisitions provided $0.8 million of NSR growth while organic NSR decreased $0.5 million during the three months ended December 26, 2014 compared to the same period in the prior year. The decrease in organic NSR during the three months ended December 26, 2014 was primarily due to the completion of a large energy efficiency project that experienced high levels of activity and generated significant revenues in the comparable period of the prior year. Organic NSR increased $2.3 million, while acquisitions provided $2.4 million of NSR growth for the six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The increase in organic NSR for the six months ended December 26, 2014 was primarily due to the same factors that led to the increase in organic gross revenue.

The Energy operating segment's profit increased $0.6 million, or 8.3%, and $2.1 million, or 18.8%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. Organic segment profit increased $0.6 million and $2.0 million while acquisitions provided $0.0 million and $0.1 million of segment profit growth for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The increase in organic segment profit for the three and six months ended December 26, 2014 was primarily due to improved labor utilization, as well as lower employee travel costs. As a percentage of NSR, the Energy operating segment's profit increased to 22.5% from 20.9% and to 19.8% from 17.9% for the three and six months ended December 26, 2014 compared to the same periods of the prior year.

Environmental Operating Segment Results

	Three Months Ended				Six Months Ended
	December 26,	December 27,	Change		December 26,	December 27,	Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Gross revenue	$81,055	$66,420	$14,635	22.0%	$149,249	$121,942	$27,307	22.4%
Net service revenue	$52,555	$44,560	$7,995	17.9%	$100,211	$82,921	$17,290	20.9%
Segment profit	$10,152	$8,764	$1,388	15.8%	$20,310	$18,111	$2,199	12.1%

Gross revenue increased $14.6 million, or 22.0%, and $27.3 million, or 22.4%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. Organic gross revenue increased $10.0 million and $21.6 million while acquisitions provided $4.6 million and $5.7 million of gross revenue growth for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The increase in organic gross revenue for the three and six months ended December 26, 2014 was due to increased demand from our oil and gas clients for services primarily related to midstream activities, and, in particular, pipeline permitting services. Additionally, during the first quarter of fiscal 2014, we recorded an adjustment to the estimate at completion on an Exit Strategy contract which reduced gross revenue by approximately $5.1 million. Excluding the impact of this charge, organic gross revenue would have increased $16.5 million during the six months ended December 26, 2014.

NSR increased $8.0 million, or 17.9%, and $17.3 million, or 20.9%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. Organic NSR increased $4.2 million and $12.5 million while acquisitions provided $3.8 million and $4.8 million of NSR growth for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue. Excluding the impact of the aforementioned prior period Exit Strategy adjustment, organic NSR would have increased $7.4 million during the six months ended December 26, 2014.

The Environmental operating segment's profit increased $1.4 million, or 15.8%, and $2.2 million, or 12.1%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. Organic segment profit increased $0.8 million and $1.5 million while acquisitions provided $0.6 million and $0.7 million of segment profit growth for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The increase in segment profit largely tracked the increase in NSR. As a percentage of NSR, the Environmental operating segment's profit decreased to 19.3% from 19.7% and to 20.3% from 21.8% for the three and six months ended December 26, 2014, respectively, compared to the same periods of the prior year. This slight decline was attributable to cost underruns on several fixed price projects in the prior year periods that did not recur to the same level in the current year.

Infrastructure Operating Segment Results

	Three Months Ended				Six Months Ended
	December 26,	December 27,	Change		December 26,	December 27,	Change
(Dollars in thousands)	2014	2013	$	%	2014	2013	$	%
Gross revenue	$18,615	$16,081	$2,534	15.8%	$36,446	$32,469	$3,977	12.2%
Net service revenue	$11,420	$11,449	$(29)	(0.3)%	$24,553	$24,027	$526	2.2%
Segment profit	$1,418	$2,018	$(600)	(29.7)%	$3,677	$4,825	$(1,148)	(23.8)%

Gross revenue increased $2.5 million, or 15.8%, and $4.0 million, or 12.2%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The increase in gross revenue was primarily driven by a moderate increase in demand from our commercial and state customers. This increase was offset, in part, by the completion of a large transportation design project that experienced high levels of activity and generated significant revenues in the comparable period of the prior year.

NSR decreased $0.03 million, or 0.3%, and increased $0.5 million, or 2.2%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The decrease in NSR for the three months ended December 26, 2014 was primarily due to additional costs incurred on several large projects resulting from changes in scope that are currently in negotiation with the client. For the same reasons, the increase in NSR during the six months ended December 26, 2014 lagged the growth in gross revenue.

The Infrastructure operating segment's profit decreased $0.6 million, or 29.7%, and $1.1 million, or 23.8%, for the three and six months ended December 26, 2014, respectively, compared to the same periods in the prior year. The decrease in the Infrastructure operating segment's profit was primarily due to the aforementioned additional contract costs incurred on several large projects with no associated revenue. Also, in the current year periods we carried higher labor costs in order to support the anticipated demand from several recently awarded transportation projects. As a percentage of NSR, the Infrastructure operating segment's profit decreased to 12.4% from 17.6% and to 15.0% from 20.1% for the three and six months ended December 26, 2014 compared to the same periods of the prior year. This decrease was attributable to the factors noted above.

Backlog by Operating Segment

As of December 26, 2014, our contract backlog based on gross revenue was approximately $386 million, compared to approximately $362 million as of December 27, 2013. Our contract backlog based on NSR was approximately $254 million as of December 26, 2014, compared to approximately $234 million as of December 27, 2013. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at December 26, 2014 and December 27, 2013 (in millions):

	Gross Revenue Backlog				NSR Backlog
	December 26,	December 27,	Change		December 26,	December 27,	Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%
Energy	$94	$80	$14	17.5%	$85	$65	$20	30.8%
Environmental	226	214	12	5.6%	126	123	3	2.4%
Infrastructure	66	68	(2)	(2.9)%	43	46	(3)	(6.5)%
Total	$386	$362	$24	6.6%	$254	$234	$20	8.5%

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
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
(Dollars in thousands)	2014	2013	2014	2013
Number of projects	1,333	1,383	1,527	1,556
Net (reduction) increase in project profitability	$(827)	$473	$(2,404)	$1,129

Net (reduction) increase in project profitability by operating segment:
Energy	$(585)	$72	$(1,974)	$(1,599)
Environmental	449	395	571	2,249
Infrastructure	(691)	6	(1,001)	479
Total	$(827)	$473	$(2,404)	$1,129

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

The following table provides summarized information with respect to our cash balances and cash flows as of and for the six months ended December 26, 2014 and December 27, 2013 (in thousands):

	Six Months Ended
	December 26,	December 27,	Change
(Dollars in thousands)	2014	2013	$	%
Net cash provided by (used in) operating activities	$1,206	$(5,449)	$6,655	(122.1)%
Net cash used in investing activities	(14,407)	(3,962)	10,445	263.6%
Net cash used in financing activities	(1,118)	(179)	939	524.6%

As of December 26, 2014, cash and cash equivalents decreased by $14.3 million, or 51.9%, to $13.3 million, compared to the fiscal year ended June 30, 2014. The decrease was primarily due to net cash used in investing activities for the acquisitions of businesses and property and equipment.

Net cash provided by operating activities increased by $6.7 million, or 122.1%, to $1.2 million for the six months ended December 26, 2014, compared to $5.4 million of cash used for the same period of the prior year. The increase was due to higher income, adjusted for non-cash charges, in the six months ended December 26, 2014 compared to the same period of the prior year, as well as the favorable impact in fiscal 2014 from changes in our working capital accounts.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 85 days as of December 26, 2014 from 84 days as of June 30, 2014, and decreased from 86 days when compared to December 27, 2013. Our goal is to maintain DSO at less than 80 days.

Net cash used in investing activities increased by $10.4 million, or 263.6%, to $14.4 million for the six months ended December 26, 2014, compared to $4.0 million of cash used for the same period of the prior year. The increase was primarily attributable to an $8.8 million increase in cash paid for acquisitions.

Net cash used in financing activities increased by $0.9 million, or 524.6%, to $1.1 million for the six months ended December 26, 2014, compared to $0.2 million of cash used for the same period of the prior year. The increase was primarily due to a $3.1 million decline in excess tax benefits from stock-based awards, $0.7 million of cash paid to settle tax withholding obligations relating to shares repurchased, and $1.4 million of payments related to prior acquisitions. These decreases were partially offset by a $2.5 million decline in payments made on long-term debt and capital lease obligations.

Long-Term Debt

Revolving Credit Facility

See a discussion of our revolving credit facility (the "Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

Management presents Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Consolidated Adjusted EBITDA, which are non-U.S. GAAP measures, because we believe they are useful tools for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated EBITDA and Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated EBITDA and Consolidated Adjusted EBITDA are not intended to represent cash flows for the period or funds available for management's discretionary use, nor are they represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated EBITDA and Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income, net income, cash flows from operations and other measures of equal or greater importance. Consolidated EBITDA is presented below based on both the definition used in our Credit Agreement (Consolidated Adjusted EBITDA) as well as a more typical calculation method. Set forth below is a reconciliation of Net Income applicable to TRC Companies, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, for the trailing twelve-month period ended December 26, 2014 (in thousands):

	Trailing Twelve-Months Ended
(Dollars in thousands)	December 26, 2014	December 27, 2013
Net income applicable to TRC Companies, Inc.	$13,955	$33,463
Interest expense	91	275
Provision (benefit) for income taxes	10,300	(14,665)
Depreciation and amortization	9,280	8,198
Net loss applicable to noncontrolling interest	(16)	(68)
Consolidated EBITDA	33,610	27,203
Less: Interest expense on excluded indebtedness	(64)	(80)
Less: Interest and penalties on income taxes	8	(42)
Add: Non-cash losses and expenses - Stock-Based Compensation Expense	4,636	4,337
Consolidated Adjusted EBITDA under the Credit Agreement	$38,190	$31,418

The actual results as compared to the covenant requirements under the Credit Agreement as of December 26, 2014 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Minimum consolidated adjusted EBITDA	Trailing 12 months	$38,190	Must exceed	$20,000
Maximum leverage ratio	Trailing 12 months	0.07 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	12.69 to 1.00	Must exceed	1.25 to 1.00

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 26, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 26, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended December 26, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

February 4, 2015	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)