Form 10-Q
period 2015-03-27
TRC COMPANIES INC /DE/
filed 2015-05-06
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On March 30, 2015 there were 30,432,977 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED March 27, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Gross revenue	$130,777	$120,836	$397,030	$350,002
Less subcontractor costs and other direct reimbursable charges	29,783	32,755	103,579	89,538
Net service revenue	100,994	88,081	293,451	260,464
Interest income from contractual arrangements	23	73	67	26
Insurance recoverables and other income	753	5,008	6,238	17,613
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	83,486	80,127	247,275	234,914
General and administrative expenses	8,927	8,363	25,360	24,642
Depreciation and amortization	2,208	2,161	7,114	6,587
Total operating costs and expenses	94,621	90,651	279,749	266,143
Operating income	7,149	2,511	20,007	11,960
Interest expense	(73)	(22)	(125)	(152)
Income from operations before taxes	7,076	2,489	19,882	11,808
Provision for income taxes	(1,916)	(1,060)	(7,244)	(4,830)
Net income	5,160	1,429	12,638	6,978
Net loss applicable to noncontrolling interest	5	2	14	36
Net income applicable to TRC Companies, Inc.	$5,165	$1,431	$12,652	$7,014

Basic earnings per common share	$0.17	$0.05	$0.42	$0.24
Diluted earnings per common share	$0.17	$0.05	$0.41	$0.23

Weighted-average common shares outstanding:
Basic	30,382	29,691	30,233	29,549
Diluted	30,737	30,166	30,551	30,088

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income	$5,160	$1,429	$12,638	$6,978
Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	15	19	8	162
Tax effect on unrealized gain on available-for-sale securities	(6)	(9)	(3)	(66)
Reclassification for loss (gain) included in net income	(2)	(67)	5	(98)
Tax effect on realized loss (gain) on available-for-sale securities	1	28	(2)	40
Total other comprehensive income (loss)	8	(29)	8	38
Comprehensive income	5,168	1,400	12,646	7,016
Comprehensive loss attributable to noncontrolling interests	5	2	14	36
Comprehensive income attributable to TRC Companies, Inc.	$5,173	$1,402	$12,660	$7,052

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 27, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,343	$27,597
Restricted cash	277	5,756
Accounts receivable, less allowance for doubtful accounts	131,666	116,937
Insurance recoverable - environmental remediation	42,647	42,062
Restricted investments	6,892	2,934
Deferred income tax assets	12,281	12,293
Income taxes refundable	2,266	1,021
Prepaid expenses and other current assets	12,354	12,441
Total current assets	229,726	221,041
Property and equipment	63,501	60,240
Less accumulated depreciation and amortization	(50,283)	(47,190)
Property and equipment, net	13,218	13,050
Goodwill	36,354	31,679
Long-term deferred income tax assets	3,046	4,267
Long-term restricted investments	19,729	23,537
Long-term prepaid insurance	26,505	28,521
Other assets	15,076	13,490
Total assets	$343,654	$335,585
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,035	$463
Current portion of capital lease obligations	261	562
Accounts payable	27,188	32,663
Accrued compensation and benefits	43,150	36,586
Deferred revenue	14,580	14,503
Environmental remediation liabilities	8,147	138
Other accrued liabilities	40,623	47,310
Total current liabilities	134,984	132,225
Non-current liabilities:
Long-term debt, net of current portion	60	105
Capital lease obligations, net of current portion	—	167
Income taxes payable and deferred income tax liabilities	1,481	1,539
Deferred revenue	66,538	70,398
Environmental remediation liabilities	527	6,268
Total liabilities	203,590	210,702
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 30,436,459 and 30,432,977 shares issued and outstanding, respectively, at March 27, 2015, and 29,752,934 and 29,749,452 shares issued and outstanding, respectively, at June 30, 2014	3,044	2,975
Additional paid-in capital	190,214	187,748
Accumulated deficit	(52,702)	(65,354)
Accumulated other comprehensive loss	(69)	(77)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	140,454	125,259
Noncontrolling interest	(390)	(376)
Total equity	140,064	124,883
Total liabilities and equity	$343,654	$335,585

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 27, 2015	March 28, 2014
Cash flows from operating activities:
Net income	$12,638	$6,978
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	7,114	6,587
Stock-based compensation expense	3,746	3,513
Deferred income taxes	156	1,384
Other non-cash items	4	(1,127)
Changes in operating assets and liabilities:
Accounts receivable	(9,582)	(12,470)
Insurance recoverable - environmental remediation	(585)	(15,786)
Income taxes	(1,291)	(2,105)
Restricted investments	(982)	3,694
Prepaid expenses and other current assets	(1,913)	19
Long-term prepaid insurance	2,016	2,262
Other assets	(107)	518
Accounts payable	(5,456)	(2,996)
Accrued compensation and benefits	6,254	3,150
Deferred revenue	(3,783)	(1,882)
Environmental remediation liabilities	2,268	(799)
Other accrued liabilities	2,083	12,237
Net cash provided by operating activities	12,580	3,177
Cash flows from investing activities:
Additions to property and equipment	(4,996)	(3,757)
Withdrawals from restricted investments	874	1,441
Acquisition of businesses, net of cash acquired	(11,214)	(3,788)
Earnout and net working capital payments on acquisitions	—	(252)
Proceeds from sale of fixed assets	51	95
Investments in and advances to unconsolidated affiliates	—	(17)
Net cash used in investing activities	(15,285)	(6,278)
Cash flows from financing activities:
Payments on long-term debt and other	(4,634)	(8,464)
Payments on capital lease obligations	(468)	(470)
Proceeds from long-term debt and other	5,247	4,904
Net working capital and additional cash payments on acquisitions	(2,644)	(872)
Shares repurchased to settle tax withholding obligations	(1,628)	(2,172)
Excess tax benefit from stock-based awards	251	3,385
Proceeds on exchange of stock options	327	55
Net cash used in financing activities	(3,549)	(3,634)
Decrease in cash and cash equivalents	(6,254)	(6,735)
Cash and cash equivalents, beginning of period	27,597	18,136
Cash and cash equivalents, end of period	$21,343	$11,401
Supplemental cash flow information:
Non-cash consideration for assets acquired	$994	$1,903

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2013	29,053	$2,905	$181,874	$(77,405)	$(109)	3	$(33)	$107,232	$(335)	$106,897

Net income	—	—	—	7,014	—	—	—	7,014	(36)	6,978
Other comprehensive income	—	—	—	—	38	—	—	38	—	38
Issuance of common stock	4	1	29	—	—	—	—	30	—	30
Issuance of common stock in connection with business acquired	34	3	292	—	—	—	—	295	—	295
Exercise of stock options	13	1	54	—	—	—	—	55	—	55
Stock-based compensation	898	89	3,424	—	—	—	—	3,513	—	3,513
Shares repurchased to settle tax withholding obligations	(293)	(29)	(2,162)	—	—	—	—	(2,191)	—	(2,191)
Directors' deferred compensation	5	1	33	—	—	—	—	34	—	34
Stock-based compensation income tax benefits	—	—	3,385	—	—	—	—	3,385	—	3,385
Balances as of March 28, 2014	29,714	$2,971	$186,929	$(70,391)	$(71)	3	$(33)	$119,405	$(371)	$119,034

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2014	29,753	$2,975	$187,748	$(65,354)	$(77)	3	$(33)	$125,259	$(376)	$124,883

Net income	—	—	—	12,652	—	—	—	12,652	(14)	12,638
Other comprehensive income	—	—	—	—	8	—	—	8	—	8
Issuance of common stock in connection with business acquired	50	5	318	—	—	—	—	323	—	323
Exercise of stock options	61	6	321	—	—	—	—	327	—	327
Stock-based compensation	862	86	3,660	—	—	—	—	3,746	—	3,746
Shares repurchased to settle tax withholding obligations	(295)	(29)	(1,603)	—	—	—	—	(1,632)	—	(1,632)
Directors' deferred compensation	5	1	37	—	—	—	—	38	—	38
Stock-based compensation income tax deficiencies	—	—	(267)	—	—	—	—	(267)	—	(267)
Balances as of March 27, 2015	30,436	$3,044	$190,214	$(52,702)	$(69)	3	$(33)	$140,454	$(390)	$140,064
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2015 and March 28, 2014
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
In May 2014, the FASB issued an accounting standards update that will supersede virtually all existing revenue recognition guidance under U.S. GAAP. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after

December 15, 2016, including interim reporting periods, and will be required to be applied retrospectively. Early application of the guidance is not permitted. This guidance is applicable to the Company's fiscal year beginning July 1, 2017. In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, subject to the FASB's due process requirement. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.
In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The standard will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The implementation of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of March 27, 2015 and June 30, 2014:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 27, 2015

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$101	$—	$—	$101
Certificates of deposit	—	207	—	207
Municipal bonds	—	752	—	752
Corporate bonds	—	231	—	231
U.S. government obligations	—	117	—	117
Money market accounts and cash deposits	4,785	—	—	4,785
Total assets	$4,886	$1,307	$—	$6,193

Contingent consideration	$—	$—	$368	$368
Total liabilities	$—	$—	$368	$368

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$140	$—	$—	$140
Certificates of deposit	—	209	—	209
Municipal bonds	—	740	—	740
Corporate bonds	—	236	—	236
Asset backed securities	—	130	—	130
Money market accounts and cash deposits	2,650	—	—	2,650
Total assets	$2,790	$1,315	$—	$4,105

Contingent consideration	$—	$—	$352	$352
Total liabilities	$—	$—	$352	$352
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of March 27, 2015 and June 30, 2014 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
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

Contingent consideration balance at July 1, 2014	$352
Additions for fiscal year 2015 acquisitions	362
Reduction of liability for payments made	(346)
Contingent consideration balance at March 27, 2015	$368
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: Level 2 of the fair value hierarchy.  At March 27, 2015 and June 30, 2014 the fair value of the Company's debt was not materially different than its carrying value.

Note 4. Stock-Based Compensation

The Company has two plans under which outstanding stock-based awards have been issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), (collectively "the Plans"). The Company issues new shares or utilizes treasury shares, when available, to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors; however, the Compensation Committee has delegated to the Chief Executive Officer ("CEO") the authority to grant awards for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of March 27, 2015, 3,111 shares remained available for grants under the 2007 Plan.

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

During the three and nine months ended March 27, 2015 and March 28, 2014, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Cost of services	$670	$515	$1,799	$1,603
General and administrative expenses	700	600	1,947	1,910
Total stock-based compensation expense	$1,370	$1,115	$3,746	$3,513

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the condensed consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $251 and $3,385 for the nine months ended March 27, 2015 and March 28, 2014, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the nine months ended March 27, 2015 and March 28, 2014.

A summary of stock option activity for the nine months ended March 27, 2015 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2014 (649 exercisable)	654	$9.62
Options exercised	(61)	$5.39
Options expired	(268)	$11.09
Outstanding options as of March 27, 2015	325	$9.19	1.0	$320
Options exercisable as of March 27, 2015	323	$9.21	1.0	$314
Options vested and expected to vest as of March 27, 2015	325	$9.19	1.0	$320

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of March 27, 2015 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $8.27 as of March 27, 2015. The total intrinsic value of options exercised for the nine months ended March 27, 2015 and March 28, 2014 was $134 and $33, respectively. The total proceeds received from option exercises for the nine months ended March 27, 2015 and March 28, 2014 was $327 and $55, respectively.

As of March 27, 2015, there was $4 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 6 non-vested RSA's as of March 27, 2015. There were no RSA's granted during the nine months ended March 27, 2015. As of March 27, 2015, there was $25 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the nine months ended March 27, 2015 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2014	1,007	$6.06
Units granted	403	$6.90
Units vested	(489)	$5.24
Units forfeited	(6)	$6.89
Non-vested units as of March 27, 2015	915	$6.87

RSU grants totaled 26 and 403 shares with a total weighted-average grant date fair value of $203 and $2,781 during the three and nine months ended March 27, 2015, respectively. RSU grants totaled 14 and 336 shares with a total weighted-average grant date fair value of $93 and $2,622 during the three and nine months ended March 28, 2014, respectively. The total fair value of RSU's vested during the three and nine months ended March 27, 2015 was $202 and $2,797, respectively. The total fair value of RSU's vested during the three and nine months ended March 28, 2014 was $128 and $4,407, respectively.

As of March 27, 2015, there was $4,887 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.6 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 464 shares with a total weighted-average grant date fair value of $2,986 during the nine months ended March 27, 2015. These PSU's will vest over four years upon meeting certain financial targets for the fiscal year ending June 30, 2015. PSU grants totaled 355 shares with a total weighted-average grant date fair value of $2,827 during the nine months ended March 28, 2014. The total fair value of PSU's vested during the nine months ended March 27, 2015, was $1,977. The total fair value of PSU's vested during the nine months ended March 28, 2014, was $2,234.

At March 27, 2015, there was $6,496 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 1.9 years.

A summary of non-vested PSU activity for the nine months ended March 27, 2015 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2014	879	—	879	$6.50
Units granted	433	31	464	$6.90
Units vested	(337)	(31)	(368)	$5.14
Units forfeited	(34)	—	(34)	$7.41
Non-vested units as of March 27, 2015	941	—	941	$7.10

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 27, 2015 and March 28, 2014:

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income applicable to TRC Companies, Inc.	$5,165	$1,431	$12,652	$7,014

Basic weighted-average common shares outstanding	30,382	29,691	30,233	29,549
Effect of dilutive stock options, RSA's, RSU's and PSU's	355	475	318	539
Diluted weighted-average common shares outstanding	30,737	30,166	30,551	30,088

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.17	$0.05	$0.42	$0.24
Diluted earnings per common share	$0.17	$0.05	$0.41	$0.23
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,832	2,153	1,868	2,088

Note 6. Accounts Receivable

The current portion of accounts receivable as of March 27, 2015 and June 30, 2014, were comprised of the following:

	March 27, 2015	June 30, 2014
Billed	$83,930	$69,730
Unbilled	51,760	50,743
Retainage	4,394	5,184
Total accounts receivable - gross	140,084	125,657
Less allowance for doubtful accounts	(8,418)	(8,720)
Total accounts receivable, less allowance for doubtful accounts	$131,666	$116,937

Note 7. Other Accrued Liabilities

As of March 27, 2015 and June 30, 2014, other accrued liabilities were comprised of the following:

	March 27, 2015	June 30, 2014
Contract costs	$28,266	$26,289
Legal accruals	3,761	5,903
Lease obligations	3,741	3,420
Other	4,855	11,698
Total other accrued liabilities	$40,623	$47,310

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of March 27, 2015, the Company had $36,354 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 25, 2014 that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

On September 29, 2014, the Company acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7,198 payable at closing, (ii) a second cash payment of $2,600 placed into escrow, of which $508 was payable in six months and the remaining $2,092 is due in 18 months subject to withholding for various contractual issues, (iii) 50 shares of the Company's common stock valued at $323 on the closing date, and (iv) a $560 net working capital adjustment. The sellers are also entitled to up to $1,500 in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $287 based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3,683, none of which is expected to be tax deductible, and other intangible assets of $3,622 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

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

The changes in the carrying amount of goodwill for the nine months ended March 27, 2015 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	March 27,	Impairment	March 27,
Operating Segment	2014	Losses	2014	Adjustments	2015	Losses	2015
Energy	$27,836	$(14,506)	$13,330	$—	$27,836	$(14,506)	$13,330
Environmental	36,214	(17,865)	18,349	$4,675	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$71,274	$(39,595)	$31,679	$4,675	$75,949	$(39,595)	$36,354

Other Intangible Assets

Identifiable intangible assets as of March 27, 2015 and June 30, 2014 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 27, 2015			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$16,213	$(6,871)	$9,342	$12,125	$(4,400)	$7,725
Contract backlog	—	—	—	110	(83)	27
	16,213	(6,871)	9,342	12,235	(4,483)	7,752
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$16,639	$(6,871)	$9,768	$12,661	$(4,483)	$8,178

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average periods of amortization by intangible asset class is approximately 6 years for customer relationship assets and 4 months for contract backlog. The amortization of intangible assets for the three and nine months ended March 27, 2015 was $905 and $2,633, respectively. The amortization of intangible assets for the three and nine months ended March 28, 2014 was $755 and $2,127, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2015 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2015	$852
2016	2,915
2017	2,335
2018	1,748
2019	948
2020 and Thereafter	544
Total	$9,342

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment review as of April 25, 2014. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended March 27, 2015, and therefore intangible assets were not tested for impairment.

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

Amounts outstanding under the Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined. The Company's obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. The Company was in compliance with the financial covenants under the Credit Agreement as of March 27, 2015.

As of March 27, 2015 and June 30, 2014, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $2,648 and $3,148 as of March 27, 2015 and June 30, 2014, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $75,000 and $68,536 as of March 27, 2015 and June 30, 2014, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $261 and $701, were $72,091 and $64,687 as of March 27, 2015 and June 30, 2014, respectively.

Other Notes Payable

In March 2012, the Company financed $2,195, of which $161 was being accounted for as a capital lease obligation, for a three-year software license agreement payable in twelve equal quarterly installments of approximately $190 each, including a finance charge of 2.74%. As of March 27, 2015, the balance outstanding under this agreement was $0.

In July 2014, the Company financed $5,247 of insurance premiums payable in eleven equal monthly installments of approximately $482 each, including a finance charge of 1.99%. As of March 27, 2015, the balance outstanding under this agreement was $961.

Capital Lease Obligations

During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $1,916, and accumulated amortization was $1,440 at March 27, 2015. The average interest rates on the capital leases is 2.55% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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

The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	March 27, 2015	June 30, 2014
Current assets:
Restricted investments	$63	$63
Total current assets	63	63
Other assets	4,344	4,344
Total assets	$4,407	$4,407
Current liabilities:
Environmental remediation liabilities	$2	$7
Total current liabilities	2	7
Long-term environmental remediation liabilities	18	16
Total liabilities	$20	$23

The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended March 27, 2015, the Company has provided approximately $4,023 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on a note payable. CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.

Note 11. Income Taxes

The Company's effective tax rate was approximately 27.1% and 42.6% for the three months ended March 27, 2015 and March 28, 2014, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the three months ended March 27, 2015 were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit. The discrete impact of research and development credits is the result of a change in estimate resulting from the finalization of a new research and development credit study during the three months ended March 27, 2015. A tax benefit for the change in estimate was reflected in its entirety in the three months ended March 27, 2015. For the three months ended March 28, 2014, the primary reconciling item between the federal statutory rate of 35.0% and the Company's overall effective tax rate was the effect of state income taxes.

The Company's effective tax rate was approximately 36.4% and 40.8% for the nine months ended March 27, 2015 and March 28, 2014, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate were the effect of state income taxes offset by discrete tax benefits related to research and development tax credits for the nine months ended March 27, 2015, as well as the effect of state income taxes for the nine months ended March 28, 2014.

As of March 27, 2015, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $1,481. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of March 27, 2015, the Company had a tax benefit of approximately $3,321 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $251 was recorded to increase APIC as it reduced income taxes payable during the nine months ended March 27, 2015; in addition, a tax deficiency of $518 related to the expiration of vested stock options was recorded to decrease APIC as it reduced deferred tax assets.

Note 12. Operating Segments

The Company manages its business under the following three operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government agencies. The Company's Energy services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical Energy projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.

Environmental: The Environmental operating segment provides services to a range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings and facilities; air quality measurements and modeling of potential air pollution impacts; water quality and water resource management; assessment and remediation of contaminated sites and buildings; hazardous waste management; construction monitoring, inspection and management; environmental, health and safety management and sustainability advisory services; compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.

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

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"). The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, and stock-based compensation expense. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used at the Corporate level are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended March 27, 2015:
Gross revenue	$41,643	$70,711	$16,696	$129,050
Net service revenue	36,413	51,172	12,425	100,010
Segment profit	8,676	9,942	2,806	21,424
Depreciation and amortization	733	941	98	1,772

Three months ended March 28, 2014:
Gross revenue	$44,480	$60,750	$14,223	$119,453
Net service revenue	34,632	41,939	10,403	86,974
Segment profit	7,908	7,787	1,413	17,108
Depreciation and amortization	835	633	106	1,574

	Energy	Environmental	Infrastructure	Total

Nine months ended March 27, 2015:
Gross revenue	$122,124	$219,960	$53,142	$395,226
Net service revenue	104,789	151,383	36,978	293,150
Segment profit	22,224	30,252	6,483	58,959
Depreciation and amortization	2,376	2,764	329	5,469

Nine months ended March 28, 2014:
Gross revenue	$118,050	$182,692	$46,692	$347,434
Net service revenue	98,339	124,860	34,430	257,629
Segment profit	19,313	25,898	6,238	51,449
Depreciation and amortization	2,385	2,039	318	4,742

	Three Months Ended		Nine Months Ended
Gross revenue	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Gross revenue from reportable operating segments	$129,050	$119,453	$395,226	$347,434
Reconciling items (1)	1,727	1,383	1,804	2,568
Total consolidated gross revenue	$130,777	$120,836	$397,030	$350,002

Net service revenue
Net service revenue from reportable operating segments	$100,010	$86,974	$293,150	$257,629
Reconciling items (1)	984	1,107	301	2,835
Total consolidated net service revenue	$100,994	$88,081	$293,451	$260,464

Income from operations before taxes
Segment profit from reportable operating segments	$21,424	$17,108	$58,959	$51,449
Corporate shared services (2)	(12,469)	(12,895)	(33,561)	(34,131)
Stock-based compensation expense	(1,370)	(1,115)	(3,746)	(3,513)
Unallocated depreciation and amortization	(436)	(587)	(1,645)	(1,845)
Interest expense	(73)	(22)	(125)	(152)
Total consolidated income from operations before taxes	$7,076	$2,489	$19,882	$11,808

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$1,772	$1,574	$5,469	$4,742
Unallocated depreciation and amortization	436	587	1,645	1,845
Total consolidated depreciation and amortization	$2,208	$2,161	$7,114	$6,587

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Change in Estimate

In October 2013, the regulatory agency charged with oversight of one of the Company’s Exit Strategy projects issued a letter requiring the Company to evaluate modifications to its current site remedy. While it is premature to predict the outcome of this evaluation, the Company’s best estimate of the cost of such modifications is $12,439. As a result, the Company updated its estimate to complete for this project during the three months ended September 27, 2013. There were no significant changes to the estimate to complete during the three months ended March 28, 2014. This adjustment resulted in a reduction of gross revenue and NSR of $5,093 and a $7,346 charge to COS as a provision for future losses during the nine months ended March 28, 2014. Because these additional costs are expected to be covered by insurance, the Company also recorded an insurance recoverable of $12,439 during the nine months ended March 28, 2014. Therefore, this change in estimate had no impact on operating income or EPS.

In February 2014, the regulatory agency charged with oversight of another of the Company’s Exit Strategy projects requested the addition of a significant alternative remedy with respect to a supplemental feasibility study. While the Company cannot predict which alternative will ultimately be chosen by the regulatory agency, the Company’s best estimate of the cost of such alternate remedy is $4,877. As a result, the Company updated its estimate to complete for this project during the three months ended March 28, 2014. This adjustment resulted in a reduction of gross revenue and NSR of $1,855 and a $3,022 charge to COS as a provision for future losses during the three and nine months ended March 28, 2014. Because these additional costs are expected to be covered by insurance, the Company also recorded an insurance recoverable of $4,877 during the three and nine months ended March 28, 2014. Therefore, this change in estimate had no impact on operating income or EPS.

Note 14. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional named insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near or beyond the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in material costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $28,200, of which $4,800 would be covered by insurance.

With respect to one of the projects noted above, the regulatory agency charged with oversight of the project approved a remedial plan that is more expensive than the remedy that had been proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it will not ultimately be responsible for any material remedial costs attributable to the more costly selected remedy. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change. With respect to another one of these projects, the regulatory agency charged with oversight of the project selected a remedy that is consistent with regulatory guidance and the Company’s estimates. However, until the final remedy is actually implemented, it remains reasonably possible that the volumes associated with the selected remedial alternative could change and the related costs could increase. The Company's estimated share of the potential remedial cost changes related to these two projects range from $0 to $21,200.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of March 27, 2015 and June 30, 2014, the Company had recorded litigation accruals of $3,337 and $5,410, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $2,004 and $4,098 as of March 27, 2015 and June 30, 2014, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $12,000, of which $2,500 would be covered by insurance.

Note 15. Subsequent Events

Effective April 30, 2015, the Company acquired all of the outstanding stock X-Line, Inc. (X-Line), based in Villa Rica, Ga. The initial purchase price consisted of a cash payment of $800 payable at closing, and a second payment of $200 placed in escrow, of which $50 is payable in six months, and the remaining balance due in 12 months. The purchase price is subject to a working capital adjustment, which is expected to be finalized within the next several months. The sellers are also entitled to up to $300 in contingent cash consideration through an earnout provision based on NSR performance of the acquired firm over the 12 month period following closing. X-Line is being integrated into the Company's Energy operating segment. Due to the limited time since the closing of the X-Line acquisition, the related acquisition accounting is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction. The impact of this acquisition is not expected to be material to the Company's condensed consolidated balance sheets and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended March 27, 2015 and March 28, 2014

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The nine months ended March 27, 2015 contained one less business day than the prior fiscal year period.

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

On September 29, 2014, we acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7.2 million payable at closing, (ii) a second cash payment of $2.6 million placed into escrow, of which $0.5 million was payable in six months and the remaining $2.1 million is due in 18 months subject to withholding for various contractual issues, (iii) 50 shares of our common stock valued at $0.3 million on the closing date, and (iv) a $0.6 million net working capital adjustment. The sellers are also entitled to up to $1.5 million in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.3 million based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3.7 million, none of which is expected to be tax deductible, and other intangible assets of $3.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

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

Operating Segments

We manage our business under the following three operating segments:

Energy:  The Energy operating segment provides services to a range of clients including energy companies, utilities, other commercial entities, and state and federal government agencies. Our Energy services include program management, engineer/procure/construct projects, design, and consulting. Our typical Energy projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.

Environmental:  The Environmental operating segment provides services to a range of clients including industrial, transportation, energy and natural resource companies, as well as federal, state and municipal agencies. The Environmental operating segment is organized to focus on key areas of demand including: environmental management of buildings and facilities; air quality measurements and modeling of potential air pollution impacts; water quality and water resource management; assessment and remediation of contaminated sites and buildings; hazardous waste management; construction monitoring, inspection and management; environmental, health and safety management and sustainability advisory services; compliance auditing and strategic due diligence; environmental licensing and permitting of a wide variety of projects; and natural and cultural resource assessment, protection and management.

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
Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO manages the business by evaluating the financial results of the three operating segments, focusing primarily on segment revenue and segment profit. We utilize segment revenue and segment profit because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, and stock-based compensation expense. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used at the Corporate level are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole except as discussed herein.

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 27, 2015 and March 28, 2014:

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Energy	36%	40%	36%	38%
Environmental	51%	48%	52%	49%
Infrastructure	13%	12%	12%	13%
	100%	100%	100%	100%
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

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and nine months ended March 27, 2015 and March 28, 2014:

	Three Months Ended				Nine Months Ended
	Mar. 27,	Mar. 28,	Change		Mar. 27,	Mar. 28,	Change
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Gross revenue	$130,777	$120,836	$9,941	8.2%	$397,030	$350,002	$47,028	13.4%
Less subcontractor costs and other direct reimbursable charges	29,783	32,755	(2,972)	(9.1)	103,579	89,538	14,041	15.7
Net service revenue	100,994	88,081	12,913	14.7	293,451	260,464	32,987	12.7
Interest income from contractual arrangements	23	73	(50)	(68.5)	67	26	41	157.7
Insurance recoverables and other income	753	5,008	(4,255)	(85.0)	6,238	17,613	(11,375)	(64.6)
Cost of services (exclusive of costs shown separately below)	83,486	80,127	3,359	4.2	247,275	234,914	12,361	5.3
General and administrative expenses	8,927	8,363	564	6.7	25,360	24,642	718	2.9
Depreciation and amortization	2,208	2,161	47	2.2	7,114	6,587	527	8.0
Operating income	7,149	2,511	4,638	184.7	20,007	11,960	8,047	67.3
Interest expense	(73)	(22)	(51)	231.8	(125)	(152)	27	(17.8)
Income from operations before taxes	7,076	2,489	4,587	184.3	19,882	11,808	8,074	68.4
Provision for income taxes	(1,916)	(1,060)	(856)	80.8	(7,244)	(4,830)	(2,414)	50.0
Net income	5,160	1,429	3,731	261.1	12,638	6,978	5,660	81.1
Net loss applicable to noncontrolling interest	5	2	3	150.0	14	36	(22)	(61.1)
Net income applicable to TRC Companies, Inc.	$5,165	$1,431	$3,734	260.9%	$12,652	$7,014	$5,638	80.4%

Three Months Ended March 27, 2015

Gross revenue increased $9.9 million, or 8.2%, to $130.8 million for the three months ended March 27, 2015 from $120.8 million for the same period in the prior year. Organic activities accounted for $5.1 million, or 50.9%, of the growth in gross revenue, and acquisitions accounted for the remaining $4.8 million, or 49.1%, of the increase. The growth in organic gross revenue was largely driven by our Environmental operating segment, where gross revenue increased $5.1 million due to increased demand from our oil and gas clients for services primarily related to midstream activities. Organic gross revenue increased $2.5 million in our Infrastructure operating segment, primarily driven by the receipt of several large change orders in the current quarter for which costs were expended in a prior period. By contrast, current quarter organic gross revenue decreased $2.8 million in our Energy operating segment primarily due to the timing of work on larger projects.

NSR increased $12.9 million, or 14.7%, to $101.0 million for the three months ended March 27, 2015 from $88.1 million for the same period in the prior year. Organic activities accounted for $9.6 million, or 74.0%, of the growth in NSR, and acquisitions accounted for the remaining $3.3 million, or 26.0%, of the increase. The increase in organic NSR was primarily attributable to our Environmental operating segment where NSR increased $5.9 million due to the same factors that led to the increase in gross revenue. The Infrastructure operating segment organic NSR increased $2.0 million due to the same factors that led to the increase in gross revenue. Organic NSR in our Energy operating segment increased $1.8 million primarily due to better project performance in current quarter. In the prior year quarter, particularly for our locations in the Northeast, Midwest and Mid-Atlantic regions, our project field work, within the Environmental and Infrastructure operating segments, was limited by adverse weather conditions which resulted in fewer billable hours worked on projects and, correspondingly, approximately $1.7 million less NSR.

Insurance recoverables and other income decreased $4.3 million, or 85.0%, to $0.8 million for the three months ended March 27, 2015 from $5.0 million for the same period in the prior year. In the three months ended March 28, 2014, an Exit Strategy project had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, was projected to be funded by the project specific insurance policy. We did not experience the same level of estimated cost increases in the current quarter.

COS increased $3.4 million, or 4.2%, to $83.5 million for the three months ended March 27, 2015 from $80.1 million for the same period in the prior year. Acquisitions accounted for $2.9 million of the increase in COS, while organic COS increased by $0.5 million. The increase in organic COS was primarily attributable to costs incurred to support current and projected demand for our Environmental operating segment clients. These costs were offset, in large part, by lower contract and health insurance costs. As aforementioned, during the prior year quarter, we recorded estimated cost increases on an Exit Strategy contract which increased COS by $3.0 million. We did not experience the same level of estimated cost increases in the current quarter. In addition, we experienced lower health insurance costs, resulting in a $1.3 million decrease in the current quarter compared to the same period in the prior year. We are self-insured for the first $150 thousand of health claims per employee each calendar year. Consequently, employee health insurance costs can vary significantly from period to period. As a percentage of NSR, COS were 82.7% and 91.0% for the three months ended March 27, 2015 and March 28, 2014, respectively. The decrease in COS as a percentage of NSR was largely attributable to the prior year impact of the Exit Strategy and health insurance costs noted above.

G&A expenses increased $0.6 million, or 6.7%, to $8.9 million for the three months ended March 27, 2015 from $8.4 million for the same period in the prior year. The increase was primarily attributable to increased headcount to support our current and expected growth, offset in part by lower legal and litigation related costs. As a percentage of NSR, G&A expenses were 8.8% and 9.5% for the three months ended March 27, 2015 and March 28, 2014, respectively.

Our effective tax rate was approximately 27.1% for the three months ended March 27, 2015, compared to approximately 42.6% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the three months ended March 27, 2015 were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit. The discrete impact of research and development credits was the result of a change in estimate resulting from the finalization of a new research and development credit study during the three months ended March 27, 2015. A tax benefit for the change in estimate was reflected in its entirety in the three months ended March 27, 2015. For the three months ended March 28, 2014, the primary reconciling item between the federal statutory rate of 35.0% and our overall effective tax rate was the effect of state income taxes.

Nine Months Ended March 27, 2015

Gross revenue increased $47.0 million, or 13.4%, to $397.0 million for the nine months ended March 27, 2015 from $350.0 million for the same period in the prior year. Organic activities accounted for $33.9 million, or 72.1%, of the growth in gross revenue, and acquisitions accounted for the remaining $13.1 million, or 27.9%, of the increase. The growth in organic gross revenue was largely driven by our Environmental operating segment, where gross revenue increased $26.6 million due to increased demand from our oil and gas clients for services primarily related to midstream activities. Organic gross revenue increased $6.5 million in our Infrastructure operating segment, due to increased demand from state transportation and commercial clients. For comparative purposes, during the nine months ended March 28, 2014, we recorded estimated cost increases on two Exit Strategy contracts which reduced gross revenue by approximately $6.9 million. We did not have similar adjustments in the current period.

NSR increased $33.0 million, or 12.7%, to $293.5 million for the nine months ended March 27, 2015 from $260.5 million for the same period in the prior year. Organic activities accounted for $22.5 million, or 68.1%, of the growth in NSR, and acquisitions accounted for the remaining $10.5 million, or 31.9%, of the increase. The increase in organic NSR was primarily attributable to our Environmental operating segment where NSR increased $18.4 million due to the same factors that led to the increase in gross revenue. The balance of the organic NSR growth was primarily attributable to strong current quarter performance on fixed priced projects within our Energy operating segment. As noted above, during the nine months ended March 28, 2014, we recorded estimated cost increases on two Exit Strategy contracts which reduced NSR by approximately $6.9 million. We did not experience the same level of estimated cost increases in the current quarter. As aforementioned, in the prior year quarter, particularly for our locations in the Northeast, Midwest and Mid-Atlantic regions, our project field work, within the Environmental and Infrastructure operating segments, was limited by adverse weather conditions which resulted in fewer billable hours worked on projects and, correspondingly, approximately $1.7 million less NSR.

Insurance recoverables and other income decreased $11.4 million, or 64.6%, to $6.2 million for the nine months ended March 27, 2015 from $17.6 million for the same period in the prior year. In the nine months ended March 28, 2014, two Exit Strategy projects had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, were projected to be funded by the project-specific insurance policy. As a result, we increased insurance recoverables by $12.4 million in the prior year first quarter on one project, and increased insurance recoverables by $4.9 million in the prior year third quarter on another project to account for the projected recovery of the increased cost estimates. We did not experience similar contract adjustments in the current period.

COS increased $12.4 million, or 5.3%, to $247.3 million for the nine months ended March 27, 2015 from $234.9 million for the same period in the prior year. Acquisitions accounted for $8.7 million of the increase in COS, while organic COS increased by $3.7 million. The increase in organic COS was primarily attributable to costs incurred to support current and projected demand from our Environmental operating segment clients. These costs were offset, in part, by the aforementioned estimated cost increases on two Exit Strategy contracts which increased COS by $10.4 million for the nine months ended March 28, 2014. We did not experience the same level of estimated cost increases in the current period. As a percentage of NSR, COS were 84.3% and 90.2% for the nine months ended March 27, 2015 and March 28, 2014, respectively. The decrease in COS as a percentage of NSR was largely attributable to the prior year impact of the Exit Strategy adjustments noted above.

G&A expenses increased $0.7 million, or 2.9%, to $25.4 million for the nine months ended March 27, 2015 from $24.6 million for the same period in the prior year. The increase was primarily attributable to increased headcount to support our current and expected growth, offset in part by lower legal and litigation related costs. As a percentage of NSR, G&A expenses decreased to 8.6% for the nine months ended March 27, 2015 compared to 9.5% for the nine months ended March 28, 2014.

Our effective tax rate was approximately 36.4% for the nine months ended March 27, 2015, compared to approximately 40.8% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes offset by discrete tax benefits related to research and development tax credits for the nine months ended March 27, 2015, as well as the effect of state income taxes for nine months ended March 28, 2014.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and nine months ended March 27, 2015 and March 28, 2014:

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	0.1	—	—
Insurance recoverables and other income	0.7	5.7	2.1	6.8
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	82.7	91.0	84.3	90.2
General and administrative expenses	8.8	9.5	8.6	9.5
Depreciation and amortization	2.2	2.5	2.4	2.5
Total operating costs and expenses	93.7	102.9	95.3	102.2
Operating income	7.1	2.9	6.8	4.6
Interest expense	(0.1)	—	—	(0.1)
Income from operations before taxes	7.0	2.8	6.8	4.5
Provision for income taxes	(1.9)	(1.2)	(2.5)	(1.9)
Net income	5.1	1.6	4.3	2.7
Net loss applicable to noncontrolling interest	—	—	—	—
Net income applicable to TRC Companies, Inc.	5.1%	1.6%	4.3%	2.7%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 27,	March 28,	Change		March 27,	March 28,	Change
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Gross revenue	$41,643	$44,480	$(2,837)	(6.4)%	$122,124	$118,050	$4,074	3.5%
Net service revenue	$36,413	$34,632	$1,781	5.1%	$104,789	$98,339	$6,450	6.6%
Segment profit	$8,676	$7,908	$768	9.7%	$22,224	$19,313	$2,911	15.1%

Gross revenue decreased $2.8 million, or 6.4%, and increased $4.1 million, or 3.5%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. Acquisitions provided $2.5 million of gross revenue for the nine months ended March 27, 2015, and had no impact to the current year quarter. Organic gross revenue decreased $2.8 million and increased $1.6 million for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. The decrease in organic gross revenue during the three months ended March 27, 2015 was primarily attributable to the timing of work on larger projects. Specifically, in the prior year quarter we had a large number of projects in the capital phase which resulted in significant subcontractor and procurement activities and generated higher levels of gross revenue. In the current quarter, we had a larger number of projects in the engineering phase, which resulted in higher levels of self-performance and generated lower gross revenue yet higher NSR. The growth in organic gross revenue for the nine months ended March 27, 2015 was primarily attributable to better performance on fixed priced projects and increased demand for services from existing clients due to their continued investment in electric transmission and distribution offset, in part, by the timing of work, as noted above.

NSR increased $1.8 million, or 5.1%, and $6.5 million, or 6.6%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. Acquisitions provided $0.0 million and $2.4 million of NSR growth while organic NSR increased $1.8 million and $4.0 million during the three and nine months ended March 27, 2015 compared to the same period in the prior year. The increase in organic NSR during the three months ended March 27, 2015 was primarily due to strong current quarter performance on large fixed priced projects. The increase in organic NSR for the nine months ended March 27, 2015 was primarily due to the same factors that led to the increase in organic gross revenue.

The Energy operating segment's profit increased $0.8 million, or 9.7%, and $2.9 million, or 15.1%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. Organic segment profit increased $0.8 million and $2.8 million while acquisitions provided $0.0 million and $0.1 million of segment profit growth for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. The increase in organic segment profit for the three and nine months ended March 27, 2015 largely corresponded to the increase NSR. As a percentage of NSR, the Energy operating segment's profit increased to 23.8% from 22.8% and to 21.2% from 19.6% for the three and nine months ended March 27, 2015 compared to the same periods of the prior year. These increases were primarily related to improved labor utilization and performance on fixed fee projects.

Environmental Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 27,	March 28,	Change		March 27,	March 28,	Change
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Gross revenue	$70,711	$60,750	$9,961	16.4%	$219,960	$182,692	$37,268	20.4%
Net service revenue	$51,172	$41,939	$9,233	22.0%	$151,383	$124,860	$26,523	21.2%
Segment profit	$9,942	$7,787	$2,155	27.7%	$30,252	$25,898	$4,354	16.8%

Gross revenue increased $10.0 million, or 16.4%, and $37.3 million, or 20.4%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. Organic gross revenue increased $5.1 million and $26.6 million while acquisitions provided $4.9 million and $10.6 million of gross revenue growth for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. The increase in organic gross revenue for the three and nine months ended March 27, 2015 was due to increased demand from our oil and gas clients for services primarily related to midstream activities, and, in particular, pipeline permitting services. Additionally, during the first and third quarter of fiscal 2014, we recorded adjustments to the estimate at completion on two Exit Strategy contracts which reduced gross revenue by approximately $5.1 million and $1.8 million, respectively.

NSR increased $9.2 million, or 22.0%, and $26.5 million, or 21.2%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. Organic NSR increased $5.9 million and $18.4 million while acquisitions provided $3.3 million and $8.1 million of NSR growth for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue. Moreover, organic NSR was also adversely impacted in the prior year quarter due to the severe weather conditions which limited our ability to access project work sites. We estimate the weather related impact to NSR was approximately $1.4 million for the three and nine months ended March 28, 2014.

The Environmental operating segment's profit increased $2.2 million, or 27.7%, and $4.4 million, or 16.8%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. Organic segment profit increased $2.1 million and $3.6 million while acquisitions provided $0.1 million and $0.8 million of segment profit growth for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. The increase in organic segment profit was primarily attributable to the same factors that led to the increase in NSR, with the increase in the three months ended March 27, 2015 also benefiting from improved performance on fixed fee projects. As a percentage of NSR, the Environmental operating segment's profit increased to 19.4% from 18.6% and decreased slightly to 20.0% from 20.7% for the three and nine months ended March 27, 2015, respectively, compared to the same periods of the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 27,	March 28,	Change		March 27,	March 28,	Change
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Gross revenue	$16,696	$14,223	$2,473	17.4%	$53,142	$46,692	$6,450	13.8%
Net service revenue	$12,425	$10,403	$2,022	19.4%	$36,978	$34,430	$2,548	7.4%
Segment profit	$2,806	$1,413	$1,393	98.6%	$6,483	$6,238	$245	3.9%

Gross revenue increased $2.5 million, or 17.4%, and $6.5 million, or 13.8%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. The increase in gross revenue in the three months ended March 27, 2015 was primarily due to the receipt of several large change orders for which costs were expensed in prior periods, as well as an adjustment to an estimate at completion on a large fixed price contract which reduced gross revenue by approximately $0.6 million in the prior year quarter. The increase in gross revenue in the nine months ended March 27, 2015 was primarily driven by increased demand from state transportation and commercial clients.

NSR increased $2.0 million, or 19.4%, and increased $2.5 million, or 7.4%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. The increases in NSR were largely attributable to the same factors that led to the increases in gross revenue. In addition, severe winter weather in the prior year quarter resulted in a loss of billable production and correspondingly less NSR. We estimate the weather related impact to NSR was approximately $0.3 million in the three and nine months ended March 28, 2014.

The Infrastructure operating segment's profit increased $1.4 million, or 98.6%, and $0.2 million, or 3.9%, for the three and nine months ended March 27, 2015, respectively, compared to the same periods in the prior year. As a percentage of NSR, the Infrastructure operating segment's profit increased to 22.6% from 13.6% and decreased to 17.5% from 18.1% for the three and nine months ended March 27, 2015, respectively, compared to the same periods of the prior year. The increase during the three months ending March 27, 2015 was primarily attributable to the receipt of change orders as aforementioned.

Backlog by Operating Segment

As of March 27, 2015, our contract backlog based on gross revenue was approximately $435 million, compared to approximately $379 million as of March 28, 2014. Our contract backlog based on NSR was approximately $289 million as of March 27, 2015, compared to approximately $245 million as of March 28, 2014. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at March 27, 2015 and March 28, 2014 (in millions):

	Gross Revenue Backlog				NSR Backlog
	March 27,	March 28,	Change		March 27,	March 28,	Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%
Energy	$97	$88	$9	10.2%	$86	$74	$12	16.2%
Environmental	235	216	19	8.8%	133	126	7	5.6%
Infrastructure	103	75	28	37.3%	70	45	25	55.6%
Total	$435	$379	$56	14.8%	$289	$245	$44	18.0%

Revisions in Estimates
We have numerous contracts in progress at any time, all of which are at various stages of completion. Our recognition of profit is dependent upon the accuracy of a variety of estimates including engineering progress, materials quantities, achievement of milestones and other incentives, liquidated-damages provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and can be difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation process, actual completion costs often vary from estimates. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known. If actual costs exceed the original fixed contract price, recognition of any additional revenue will be pursuant to a change order, contract modification, or claim.
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
(Dollars in thousands)	2015	2014	2015	2014
Number of projects	1,243	1,644	1,688	1,673
Net (reduction) increase in project profitability	$3,943	$(878)	$(205)	$42

Net (reduction) increase in project profitability by operating segment:
Energy	$1,130	$(1,374)	$(857)	$(2,911)
Environmental	1,145	771	837	2,616
Infrastructure	1,668	(275)	(185)	337
Total	$3,943	$(878)	$(205)	$42

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the nine months ended March 27, 2015 and March 28, 2014 (in thousands):

	Nine Months Ended
	March 27,	March 28,	Change
(Dollars in thousands)	2015	2014	$	%
Net cash provided by operating activities	$12,580	$3,177	$9,403	296.0%
Net cash used in investing activities	(15,285)	(6,278)	9,007	143.5%
Net cash used in financing activities	(3,549)	(3,634)	(85)	(2.3)%

As of March 27, 2015, cash and cash equivalents decreased by $6.3 million, or 22.7%, to $21.3 million, compared to the fiscal year ended June 30, 2014. The decrease was primarily due to net cash used in investing activities for the acquisitions of businesses and property and equipment.

Net cash provided by operating activities increased by $9.4 million, or 296.0%, to $12.6 million for the nine months ended March 27, 2015, compared to $3.2 million of cash provided for the same period of the prior year. The increase was due to higher income, adjusted for non-cash charges, in the nine months ended March 27, 2015 compared to the same period of the prior year, as well as the favorable impact in fiscal 2015 from changes in our working capital accounts.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 90 days as of March 27, 2015 from 84 days as of June 30, 2014, and decreased from 92 days when compared to March 28, 2014. Our goal is to maintain DSO at less than 80 days.

Net cash used in investing activities increased by $9.0 million, or 143.5%, to $15.3 million for the nine months ended March 27, 2015, compared to $6.3 million of cash used for the same period of the prior year. The increase was primarily attributable to a $7.4 million increase in cash paid for acquisitions.

Net cash used in financing activities decreased by $0.1 million, or 2.3%, to $3.5 million for the nine months ended March 27, 2015, compared to $3.6 million of cash used for the same period of the prior year. The decrease was primarily due to a $3.8 million decline in payments made on long-term debt and capital lease obligations, and $0.5 million of cash paid to settle tax withholding obligations relating to shares repurchased; offset by a $3.1 million decline in excess tax benefits from stock-based awards, and an increase of $1.8 million in payments related to prior acquisitions.

Long-Term Debt

Revolving Credit Facility

See a discussion of our revolving credit facility (the "Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

Management presents Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Consolidated Adjusted EBITDA, which are non-U.S. GAAP measures, because we believe they are useful tools for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated EBITDA and Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated EBITDA and Consolidated Adjusted EBITDA are not intended to represent cash flows for the period or funds available for management's discretionary use, nor are they represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated EBITDA and Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income, net income, cash flows from operations and other measures of equal or greater importance. Consolidated EBITDA is presented below based on both the definition used in our Credit Agreement (Consolidated Adjusted EBITDA) as well as a more typical calculation method. Set forth below is a reconciliation of Net Income applicable to TRC Companies, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, for the trailing twelve-month period ended March 27, 2015 (in thousands):

	Trailing Twelve-Months Ended
(Dollars in thousands)	March 27, 2015	March 28, 2014
Net income applicable to TRC Companies, Inc.	$17,689	$31,793
Interest expense	142	219
Provision (benefit) for income taxes	11,156	(13,836)
Depreciation and amortization	9,327	8,531
Net loss applicable to noncontrolling interest	(19)	(52)
Consolidated EBITDA	38,295	26,655
Less: Interest expense on excluded indebtedness	(61)	(76)
Less: Interest and penalties on income taxes	11	(42)
Add: Non-cash losses and expenses - Stock-Based Compensation Expense	4,891	4,560
Consolidated Adjusted EBITDA under the Credit Agreement	$43,136	$31,097

The actual results as compared to the covenant requirements under the Credit Agreement as of March 27, 2015 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Minimum consolidated adjusted EBITDA	Trailing 12 months	$43,136	Must exceed	$20,000
Maximum leverage ratio	Trailing 12 months	0.07 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	43.03 to 1.00	Must exceed	1.25 to 1.00

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 27, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 27, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the Company's quarter ended March 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

May 6, 2015	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)