Form 10-K
period 2015-06-30
TRC COMPANIES INC /DE/
filed 2015-09-09
CIK 103096

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2015
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
The aggregate market value of the registrant's common stock held by non-affiliates on December 26, 2014 was approximately $110,000,000.
On August 15, 2015, there were 30,525,875 shares of common stock of the registrant outstanding.

Use these links to rapidly review the document

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of shareholders to be held on November 19, 2015 are incorporated by reference in PART III hereof.

Use these links to rapidly review the document

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2015

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
PART I
Item 1.    Business

General Description
TRC Companies, Inc. (hereinafter collectively referred to as "we" "our" or "us"), was incorporated in 1969. We are a national engineering, consulting and construction management firm that provides integrated services to the environmental, energy, and infrastructure markets, primarily in the United States. A broad range of commercial and governmental clients depend on us for solutions to their toughest environmental, energy and infrastructure challenges. Our multidisciplinary project teams help our clients (i) implement complex projects from initial concept to delivery and commissioning; (ii) maintain and operate their facilities in compliance with regulatory standards; and (iii) manage their assets through decommissioning, demolition, restoration and disposition.
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
Financial Highlights
We reported net income applicable to TRC Companies, Inc. of $19.4 million for our fiscal year 2015 which ended June 30, 2015 and $12.1 million and $36.3 million for fiscal years 2014 and 2013, respectively. Net income applicable to TRC Companies, Inc. in fiscal years 2015 and 2014 reflect income taxes of $11.2 million and $8.7 million, respectively . In fiscal year 2013, however, net income applicable to TRC Companies, Inc. reflected an $18.0 million net tax benefit which included the release of our income tax valuation allowance in the amount of $25.6 million. We generated cash from operations of $32.1 million in fiscal year 2015 and $21.4 million and $14.4 million in fiscal years 2014 and 2013, respectively. Net service revenue ("NSR") for fiscal year 2015 increased $53.1 million, or 14.9%, to $408.0 million from $355.0 million from the prior year. Approximately 72.0% of the NSR growth for fiscal year 2015 was from organic activities with the remainder coming from acquisitions.

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
Our objectives for fiscal year 2016 are:

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

•
Continue focus on improving operating margins and increasing positive operating cash flow. We will continue our focus on controlling and reducing operating costs. In the past several years, we have taken steps to consolidate and control our general and administrative expenses as well as improve productivity and execution. We have created a disciplined approach to project and risk management that starts with an internally developed project management training program which addresses risk and execution across the entire project spectrum.

•
Attract and retain top talent. We continue to add top performers to expand our expertise and depth. Our objective is to maintain a workplace where the best people in our industry will want to work for us and be challenged by meaningful projects, rewarded for successful performance, and motivated to develop their entrepreneurial and project management skills. Acquisitions over the past three years have added approximately 400 professional and support staff, expanding our resource base, technical expertise, and geographic reach.

•
Focus our business development activity on our key accounts and markets. We focus our business on key clients and markets. We recently hired a Chief Marketing Officer, and in addition to a key account program, we have created verticals and selling teams that serve our principal industry markets, such as electric generation, transmission and distribution; oil and gas derived resource development; and transportation. Our selling strategies focus on new and existing clients and markets.

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
Energy
The Energy operating segment is strategically positioned to serve key areas within the energy market which is currently investing in modernization, expansion, enhancement and replacement of outdated facilities. According to the Department of Energy, currently within the United States, 70% of transmission lines and larger transformers are more than 25 years old, and 60% of circuit breakers are more than 30 years old. The Edison Electric Institute reported in its March 2014 Update on Transmission that the industry is forecasted to spend over $60 billion on transmission projects in the next several years. These projects will enhance reliability, facilitate interstate transmission and support renewable development. We participate throughout the full cycle of services of transmission line and substation projects. We continue to increase our presence in the energy market by acquisition as well as organic growth.
The country continues to see shifts in public policy intended to stimulate energy development and the development of a smarter and more robust power grid, improve the distribution of electricity, better manage end-user demand and reduce greenhouse gas emissions and other environmental impacts. We are one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to deliver new and existing energy sources to consumers.

This market, like all other markets dependent upon large capital investment, is influenced by cost and access to capital. Access to private sources of credit and capital for project development appears reasonably favorable for most of the customers we serve.
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
Key markets for our Energy operating segment are:

•
Electric Transmission and Distribution.  Investment in electric transmission and distribution infrastructure represents one of the largest financial commitments facing utilities over the upcoming decade. The age of the transmission and distribution network combined with continuing electric load growth and the development of renewable generating sources has resulted in heightened concern over the reliability and efficiency of the nation's transmission grid. Many of our customers have begun to invest in programs intended to assure better system performance during extreme weather events and fires.

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

•
Energy Efficiency.  An integral part of the nation's energy plan is to more effectively manage the use of finite resources through efficiency, conservation, load management and shifting to renewable energy sources.

We develop and manage state supported energy efficiency programs in New York, New Hampshire, Maine, California and New Jersey that reduce energy use and cost-effectively manage demand. We provide comprehensive services including program design, program management, quality control, engineering, and financial tracking and reporting. In addition to our statewide programs, we also design and manage portfolio energy efficiency programs, including a broad range of services from program management to engineering, quality control and construction inspection for a spectrum of end users such as commercial office buildings, hospitality chains, educational facilities, residential complexes and military installations.
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
The markets for our environmental services are dynamic and include:

•
Assessment, Remediation, and Compliance of Contaminated Sites.  The number of contaminated properties across the United States which require environmental assessment and remediation remains significant. The primary demand for these assessment and remediation services is driven by regulatory obligations as well as economic considerations related to the transfer and redevelopment of environmentally distressed real estate. While the market for these types of services has been somewhat reinvigorated due to economic trends, the demand for cleanup at affected sites in support of economic redevelopment continues to lag due to conditions in the real estate market. As the real estate market continues to improve, we anticipate opportunities in this area to increase as well.

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

•
Electric Generation Licensing and Permitting.  The demand for licensing services and interconnection for new electric generation sources continues to increase. In load congested areas such as the Mid-Atlantic, Northeast, and California, utilities are pursuing development of new sources of electricity supply. The amount of electricity generated from coal will be substantially reduced, with natural gas and renewable energy capturing this lost share.

A significant portion of U.S. coal-fired power plants could ultimately be retired under new Environmental Protection Agency ("EPA") rules. Cross state air pollution issues are also likely to put pressure on power plant retrofit or closure activity. These regulatory drivers, in conjunction with the economic attractiveness of natural gas, could help support a wave of future projects associated with power generation licensing, fuel supply, power transmission and distribution, and retirement of obsolete facilities.
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

•
Strategic EHS Management. We help our clients optimize their environmental and health and safety management programs. Through a comprehensive approach to addressing EHS matters, we assist our clients in realizing improved business performance from the sharing of best practices across facilities, developing standardized procedures and expectations for facilities, designing and implementing auditing programs, and leveraging interconnections between the various EHS requirements.

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

•
Security.  We provide vulnerability assessments, design engineering and structural improvements for public and private infrastructure facilities, design and implementation of security and surveillance systems, blast resistance design, disaster recovery planning, cyber security consulting, and force protection analysis. Our market emphasis has shifted from providing these services in commercial buildings to a focus on public and quasi-public infrastructure and energy-related facilities such as transit systems, utility companies and ports.

•	Geographic Information Systems, Surveying & Mapping. We provide data modeling, terrain analysis, shoreline management analysis, total station and resource mapping and similar services.
Although long-term prospects should be favorable and our backlog is up significantly, demand for infrastructure services is generally expected to continue to be flat. The overall infrastructure construction markets did benefit from the federal funding certainty provided by the MAP-21 federal transportation bill that was signed into law in July 2012. Although MAP-21 was originally scheduled to expire in August 2015, it has been extended to the end of October 2015.
The intent of the three-month extension is to afford the House the opportunity to present its own version of a multi-year surface transportation reauthorization bill and subsequently dovetail it with the Senate's independent DRIVE Act bill early this fall.  On July 30, 2015, the Senate also passed its six-year DRIVE Act surface transportation bill, which included 3 years of funding.

Clients
We have a highly diversified client base, and no single client accounted for 10% or more of our NSR during fiscal years 2015, 2014 and 2013.
Representative clients during the past five years include:

AES Enterprises	Exide Technologies	PSE&G
AIMCO, Inc.	ExxonMobil	Public Service of New Hampshire
American Electric Power	First Energy Corporation	Sempra Energy
Baker Hughes	First Solar	Southern Company
Bangor Hydro Electric Company	Goodyear Tire and Rubber Company	Spectra Energy
Beacon Properties	Hawaiian Electric Company, Inc.	SPX Corporation
BNSF	Hoffman La Roche, Inc.	Talisman Energy USA
British Petroleum	Iberdrola USA	Waste Management
Canadian Northern Railway	J-Power	Xcel Energy
Central Maine Power Company	Kinder Morgan	State Transportation/Power Authorities:
CenterPoint Energy	LS Power	• California
Chevron	Lower Manhattan Development Corporation	• Connecticut
Circle K	Magellan Midstream Partners	• Louisiana
Competitive Power Ventures	Marathon Oil	• Massachusetts
Connecticut Resources Recovery	National Grid	• New Hampshire
Authority	New York State Energy Research and	• New Jersey
ConocoPhillips	Development Authority	• New York
Consolidated Edison	Nexterra	• Pennsylvania
Constellation Energy	Northeast Utilities	• Texas
Covanta	NRG	• West Virginia
CPS San Antonio	Orange County Transportation Authority	• Wisconsin
Domtar	PEPCO	U.S. Government:
Dominion	PG&E Corporation	• Department of Defense
DCP Midstream	Phillips 66	• Environmental Protection Agency
El Paso Electric	PolyOne	• Federal Aviation Administration
Enbridge Inc.	PPL	• General Services Administration

Competition
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
Backlog
As of June 30, 2015, our contract backlog based on gross revenue was $526 million, compared to $390 million as of June 30, 2014. Our contract backlog based on NSR was $317 million as of June 30, 2015, compared to $257 million as of June 30, 2014. Typically, about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.
The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at June 30, 2015 and June 30, 2014 (in millions):

	Gross Revenue Backlog				NSR Backlog
	June 30,	June 30,	Change		June 30,	June 30,	Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%
Energy	$161	$95	$66	69.5%	$96	$83	$13	15.7%
Environmental	232	219	13	5.9%	131	127	4	3.1%
Infrastructure	133	76	57	75.0%	90	47	43	91.5%
Total	$526	$390	$136	34.9%	$317	$257	$60	23.3%

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
Employees
As of June 30, 2015, we had approximately 3,700 full- and part-time employees. Approximately 90% of these employees are engaged in performing professional services for clients. Many of these employees have advanced degrees. Our professional staff includes program managers, project managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. We consider the relationships with our employees to be favorable.
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
 We establish valuation allowances against deferred tax assets when there is insufficient evidence that we will be able to realize the benefit of these deferred tax assets. We reassess our ability to realize deferred tax assets as facts and circumstances dictate. If after future assessments of our ability to realize the deferred tax assets, we determine that a lesser or greater allowance is required, we record a reduction or increase to the income tax expense and the valuation allowance in the period of such determination. Adjustments to our net deferred tax assets could materially affect our results of operations.
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
Our contract backlog based on NSR as of June 30, 2015 was $317 million. We cannot guarantee that the NSR projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. Backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future revenue or earnings.
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
Economic conditions may affect businesses such as ours in a number of ways. While management cannot directly measure or predict it, variability in the economy and any corollary impact on the availability of credit could affect our customers and vendors and could result in a decrease in their business with us which could adversely affect our ability to generate profits and cash flows.
General economic uncertainty, including fluctuations in key commodity prices, may impact the ability of our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services. These conditions can also make it difficult for us to estimate the short-term and long-term impacts on our business. We cannot predict overall economic conditions. If the economy or markets in which we operate deteriorate from the level experienced in fiscal year 2015, our business, financial condition and results of operations may be materially and adversely affected.

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
We have increased our business with the federal, state and local governments in recent years and are materially dependent on such contracts. We estimate that contracts with agencies of the United States government and various state and local governments represented approximately 16% of our NSR in fiscal year 2015. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds as well as changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.
We are subject to procurement laws and regulations associated with our government contracts. If we do not comply with these laws and regulations we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time or debarred.
Our compliance with the laws and regulations relating to the procurement, administration, and performance of government contracts is dependent on our ability to properly design and execute appropriate procedures. Our termination from any of our larger government contracts or suspension from future government contracts for any reason would result in material declines in expected revenue. Because government agencies have the ability to terminate a contract for convenience, the agencies could terminate or decide not to renew our contracts with little prior notice.
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
We often work on large-scale and complex projects, sometimes in geographically remote locations which can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions can also increase employee turnover and project and operating costs. The safety of our employees is our paramount value, and we are responsible for the safety of our employees at work, and, on occasion on certain projects, we take on expanded site safety responsibilities. If our employees or others become injured, or if we fail to implement appropriate health and safety procedures, we could be subject to claims and liability. In addition, if our overall safety performance falls below certain levels we may be foreclosed from bidding on work with certain clients.
We rely on third-party, internal and web-based software to run our critical accounting, project management and financial information systems. As a result, any sudden failure, unavailability, disruption or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.
We rely on third-party software to run our critical accounting, project management and financial information systems. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors could decide to discontinue further development, integration or long-term software maintenance support for our information systems in which case we might need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, which could increase our operational expense and disrupt the management of our business operations.
Our information technology systems, processes, and sites may suffer interruptions, failures, or attacks which could affect the Company's ability to conduct its business.
Our information technology systems provide critical data connectivity, information and services for internal and external users. These include, among other things, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, storage of project information and other processes necessary to manage the business. Like other companies, our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, cyber-attacks and other security problems and system disruptions. We have adopted security precautions for our critical systems, including establishment of back-up data centers. However, if our information technology systems are damaged, or cease to function properly due to a number of causes, such as catastrophic events, power outages or security breaches, and our business continuity plans and security precautions do not effectively compensate on a timely basis, we could suffer interruptions in our operations or the loss of information, which could have a negative impact on our business, financial condition, results of operations or cash flows.
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

Property Location	Operating Segment
Irvine, CA	Corporate, Energy, Environmental, and Infrastructure
Lowell, MA	Corporate, Environmental, and Infrastructure
New Providence, NJ	Environmental
New York, NY	Corporate, Energy, Environmental, and Infrastructure
Windsor, CT	Corporate and Environmental
Augusta, ME	Corporate, Energy, and Environmental
Madison, WI	Corporate and Environmental
Greenville, SC	Corporate and Environmental
Austin, TX	Corporate, Energy, Environmental, and Infrastructure
Burr Ridge, IL	Environmental

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

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On September 29, 2014, we issued 49,641 shares of unregistered common stock with a market value of $0.3 million as part of the consideration for the purchase of NOVA Training, Inc. and NOVA Earthworks, LLC. This offering was made pursuant to the exemption from registration provided under Section 4 (a) (2) of the Securities Act of 1933 as amended (the "Act").
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TRR." The following table sets forth the high and low sales prices per share for the common stock for fiscal years 2015 and 2014 as reported on the NYSE:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$6.73	$4.83	$9.40	$6.98
Second Quarter	7.30	6.15	8.35	6.40
Third Quarter	8.89	6.28	7.34	6.34
Fourth Quarter	11.49	7.42	6.91	4.55
As of June 30, 2015, there were 253 shareholders of record, and, as of that date, we estimate there were approximately 2,000 beneficial owners holding our common stock in nominee or "street" name.
To date, we have not paid any cash dividends on our common stock, and the payment of dividends in the future will be subject to financial condition, capital requirements and earnings. Our credit agreement also limits the payment of cash dividends to $10.0 million during its term. Future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated.

Stock Performance Graph
Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Total Return Index and Peer Companies
The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested on June 30, 2010 in (1) our Common Stock, (2) the S&P 500 Index and (3) a peer group index that consists of several peer companies (referred to as the "Peer Group" ) as defined below. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our Common Stock.

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2015, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Year Ended June 30,
	2010	2011	2012	2013	2014	2015
TRC	$100.00	$202.27	$196.76	$226.54	$201.29	$328.48
S&P 500 Index	100.00	130.69	137.81	166.20	207.10	222.47
Peer Group	100.00	119.65	123.63	111.68	140.25	128.74
The companies included in our Peer Group are: Ecology & Environment, Inc.; ENGlobal Corp.; Hill International, Inc.; Tetra Tech, Inc.; and Versar, Inc.

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

Statements of Operations Data, for the fiscal years ended June 30,	2015	2014	2013	2012 (1)	2011 (1)
	(in thousands, except per share data)
Gross revenue	$546,117	$475,677	$441,517	$419,959	$333,209
Less subcontractor costs and other direct reimbursable charges	138,099	120,721	121,114	118,179	87,298
Net service revenue	408,018	354,956	320,403	301,780	245,911
Interest income from contractual arrangements	97	52	239	295	411
Insurance recoverables and other income	6,533	17,874	4,514	614	(1,573)
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	337,291	312,108	268,545	246,506	202,265
General and administrative expenses	36,982	31,053	30,739	31,025	26,286
Provision for doubtful accounts	349	—	408	755	1,763
Depreciation and amortization	9,316	8,800	6,903	5,508	4,729
Arena Towers litigation (reversal) expense (2)	—	—	—	(11,061)	17,278
Total operating costs and expenses	383,938	351,961	306,595	272,733	252,321
Operating income (loss)	30,710	20,921	18,561	29,956	(7,572)
Interest expense	(134)	(169)	(337)	(668)	(761)
Income (loss) from operations before taxes and equity in earnings (losses)	30,576	20,752	18,224	29,288	(8,333)
Federal and state income tax (provision) benefit (3)	(11,180)	(8,742)	17,986	3,930	(1,127)
Income (loss) from operations before equity in earnings (losses)	19,396	12,010	36,210	33,218	(9,460)
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	—	270	30
Net income (loss)	19,396	12,010	36,210	33,488	(9,430)
Net loss applicable to noncontrolling interest	19	41	65	87	58
Net income (loss) applicable to TRC Companies, Inc.	19,415	12,051	36,275	33,575	(9,372)
Accretion charges on preferred stock (4)	—	—	—	—	(7,261)
Net income (loss) applicable to TRC Companies, Inc.'s common shareholders	$19,415	$12,051	$36,275	$33,575	$(16,633)

Basic earnings (loss) per common share	$0.64	$0.41	$1.26	$1.21	$(0.69)
Diluted earnings (loss) per common share	$0.63	$0.40	$1.23	$1.16	$(0.69)

Weighted-average common shares outstanding:
Basic	30,291	29,594	28,843	27,781	24,107
Diluted	30,724	30,140	29,601	28,822	24,107

Balance Sheet Data at June 30:
Total assets	$362,881	$335,585	$307,764	$275,128	$276,060
Long-term debt and capital lease obligations, including current portion	271	1,297	6,670	5,904	9,176
Preferred stock	—	—	—	—	—
Total equity	147,915	124,883	106,897	68,048	29,672
_________________________________

(1)
We acquired the Environmental Business Unit of RMT, Inc. ("RMT-EBU") in June 2011. The operating results of RMT-EBU are included in our consolidated financial statements under the Environmental operating segment from the date of acquisition.

(2)
During fiscal year 2011, the jury in the Arena Towers case returned a verdict against us in the amount of $15.4 million plus $2.9 million for pre-judgment interest. We incurred $17.3 million of litigation reserve expenses relating to this case in fiscal year 2011. During fiscal year 2012, we filed a post-trial motion to disregard the late fee portion of the verdict, resulting in an $11.1 million partial reversal of the previously recorded expense. A judgment was entered in the case on October 10, 2011, and on January 3, 2012 we paid $8.7 million in full satisfaction of the judgment and interest.

(3)
During the fiscal year 2013, we determined that it was more likely than not that our deferred tax assets would be realized. Accordingly, a deferred tax valuation allowance release of $25.6 million was recorded as a deferred income tax benefit, reducing the valuation allowance to zero. During fiscal year 2012, we recorded a tax benefit of $3.9 million primarily related to the remeasurement of uncertain tax positions as a result of a settlement with the IRS for fiscal years 2003 through 2008.

(4)	We incurred charges of $7.3 million in fiscal year 2011 for accretion of the beneficial conversion feature related to preferred stock issued in June 2009.

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
The following table presents the approximate percentage of NSR by contract type:

	Fiscal Year
	2015	2014	2013
Time-and-materials	66%	60%	63%
Fixed-price	32%	37%	34%
Cost-plus	2%	3%	3%
	100%	100%	100%
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

Fiscal Year 2015 Acquisitions

On September 29, 2014, we acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7.2 million payable at closing, (ii) a second cash payment of $2.6 million placed into escrow, of which $0.5 million was payable in six months and the remaining $2.1 million is due in 18 months subject to withholding for various contractual issues, (iii) 50 thousand shares of our common stock valued at $0.3 million on the closing date, and (iv) a $0.6 million net working capital adjustment. The sellers are also entitled to up to $1.5 million in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.3 million based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3.7 million, none of which is expected to be tax deductible, and other intangible assets of $3.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

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

On July 22, 2013, we acquired all of the outstanding stock of Utility Support Systems, Inc. ("USS"), headquartered in Douglasville, Georgia. USS provides engineering and related services primarily supporting the power/utility market. The purchase price of $5.0 million consisted of: (i) cash of $2.5 million payable at closing, (ii) a second cash payment of $1.8 million payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and (iii) 34 thousand shares of our common stock valued at $0.3 million on the closing date. The selling shareholders were also entitled to contingent cash consideration through an earn-out provision based on NSR performance of the acquired firm over the twelve month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.5 million based on the projections and probabilities of reaching the performance goals through July 2014. The earnout goals were not achieved, and the liability was subsequently reversed in fiscal year 2014. Goodwill of $2.2 million, none of which is expected to be tax deductible, and other intangible assets of $2.1 million were recorded as a result of this acquisition. The USS acquisition has been recorded in the Energy operating segment. The impact of this acquisition was not material to our consolidated balance sheets and results of operations.

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
The following table presents the approximate percentage of our NSR by operating segment:

	Fiscal Year
	2015	2014	2013
Energy	35%	38%	35%
Environmental	52%	49%	51%
Infrastructure	13%	13%	14%
	100%	100%	100%
Business Trend Analysis
Energy:  The utilities in the United States continue a multi-year upgrade of the electric transmission grid to improve capacity and reliability of the delivery network and interconnection of new sources of generation. Years of underinvestment coupled with a favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $60.0 billion in the performance of this work over the next several years. Demand for energy efficiency services continues to be supported by increasing state and federal funds targeted at energy efficiency. The American Recovery and Reinvestment Act of 2009, Regional Green House Gas Initiative and system benefit charges at the state or utility level have expanded the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are long established in the Northeast and Mid-Atlantic regions. In recent years, we have substantially increased participation in the California markets. We are growing our presence in the Southeast and Texas where demand for services is the highest.
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
Infrastructure:  Although long-term prospects should be favorable, demand for infrastructure services is generally expected to continue to be flat. The overall infrastructure construction markets did benefit from the federal funding certainty provided by the MAP-21 federal transportation bill that was signed into law in July 2012. Although MAP-21 was originally scheduled to expire in August 2015, it has been extended to the end of October 2015. The intent of the three-month extension is to afford the House the opportunity to present its own version of a multi-year surface transportation reauthorization bill and subsequently dovetail it with the Senate's independent DRIVE Act bill early this fall.  On July 30, 2015, the Senate also passed its six-year DRIVE Act surface transportation bill, which included 3 years of funding. While the states continue to face long-term infrastructure needs, including the need for maintenance, repair and upgrade of the existing critical infrastructure as well as the need to build new facilities; US Department of Transportation Secretary Anthony Foxx has previously stated that absent any action by Congress to pass a surface transportation reauthorization measure, the Federal Government will not be able to continue reimbursing the states for portions of ongoing or future projects.

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
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2015, 2014 and 2013, we did not recognize any revenue related to claims.
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
Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we have accounted for such costs in a manner inconsistent with Cost Accounting Standards or FAR. Our last incurred cost audit was for fiscal year 2004 and resulted in an immaterial adjustment. DCAA determined that an audit of incurred cost proposals submitted to DCAA for fiscal years 2005 through 2013 was not required.  Historically, we have not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.
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
We performed our most recent annual goodwill impairment test as of April 24, 2015, and determined that the fair value of each of our reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required. As of June 30, 2015, we had $37.0 million of goodwill. We do not believe there were any events or changes in circumstances since our April 2015 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
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

Results of Operations
Fiscal Year 2015 Compared to Fiscal Year 2014
Consolidated Results of Operations
The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2015 and 2014:

	Years Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gross revenue	$546,117	$475,677	$70,440	14.8%
Less subcontractor costs and other direct reimbursable charges	138,099	120,721	17,378	14.4
Net service revenue	408,018	354,956	53,062	14.9
Interest income from contractual arrangements	97	52	45	86.5
Insurance recoverables and other income	6,533	17,874	(11,341)	(63.4)
Cost of services (exclusive of costs shown separately below)	337,291	312,108	25,183	8.1
General and administrative expenses	36,982	31,053	5,929	19.1
Provision for doubtful accounts	349	—	349	100.0
Depreciation and amortization	9,316	8,800	516	5.9
Operating income	30,710	20,921	9,789	46.8
Interest expense	(134)	(169)	35	(20.7)
Income from operations before taxes	30,576	20,752	9,824	47.3
Federal and state income tax provision	(11,180)	(8,742)	(2,438)	27.9
Net income	19,396	12,010	7,386	61.5
Net loss applicable to noncontrolling interest	19	41	(22)	(53.7)
Net income applicable to TRC Companies, Inc.	$19,415	$12,051	$7,364	61.1%
Gross revenue increased $70.4 million, or 14.8%, to $546.1 million for fiscal year 2015 from $475.7 million for fiscal year 2014. Acquisitions accounted for $18.8 million, or 26.7%, of the growth in gross revenue, and organic activities accounted for the remaining $51.6 million, or 73.3%, of the increase. The growth in organic gross revenue was largely driven by our Environmental operating segment, where organic gross revenue increased $41.5 million primarily due to increased demand from our oil and gas clients for services related to midstream activities. Organic gross revenue increased $9.1 million in our Infrastructure operating segment due to increased demand from state transportation and commercial clients. Organic gross revenue increased $2.4 million in our Energy operating segment due to increased demand for services associated with investments in electric transmission and distribution, as well as better performance on fixed price contracts. For comparative purposes, during fiscal 2014, we recorded estimated cost increases on two Exit Strategy contracts which reduced gross revenue by $6.9 million. We did not have similar adjustments in the current period.
NSR increased $53.1 million, or 14.9%, to $408.0 million for fiscal year 2015 from $355.0 million for fiscal year 2014. Organic activities accounted for $38.3 million, or 72.0%, of the growth in NSR, and acquisitions accounted for the remaining $14.8 million, or 28.0%, of the increase. The increase in organic NSR was primarily attributable to our Environmental operating segment where organic NSR increased $27.3 million due to the same factors that led to the increase in gross revenue. The balance of the organic NSR growth was primarily attributable our Energy operating segment, which increased due to the same factors that led to the increase in gross revenue, as well as the mix of projects which required higher levels of self-performance. As noted above, during fiscal 2014, we recorded estimated cost increases on two Exit Strategy contracts which reduced NSR by $6.9 million. We did not experience the same level of estimated cost increases in the current year.
Insurance recoverables and other income decreased $11.3 million, or 63.4%, to $6.5 million for fiscal year 2015 from $17.9 million for fiscal year 2014. During fiscal year 2014, certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-

specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. In particular, we increased insurance recoverables by $12.4 million in the first quarter on one project, and increased insurance recoverables by $4.9 million in the third quarter on another project to account for the projected recoveries of the increased cost estimates. We did not experience the same level of estimated cost increases in the current year.
COS increased $25.2 million, or 8.1%, to $337.3 million for fiscal year 2015 from $312.1 million for fiscal year 2014. Organic activities accounted for $13.9 million, or 55.4%, of the increase in COS, and acquisitions accounted for the remaining $11.3 million, or 44.6%, of the increase. The increase in organic COS was primarily attributable to costs incurred to support current and projected demand from our Environmental operating segment clients. For comparative purposes, however, the aforementioned estimated cost increases on two Exit Strategy contracts increased COS by $10.4 million in fiscal 2014. We did not experience the same level of estimated cost increases in the current period. As a percentage of NSR, COS was 82.7% and 87.9% for fiscal years 2015 and 2014, respectively. This decrease in COS as a percentage of NSR was largely attributable to the prior year cost increases on Exit Strategy projects.
G&A expenses increased $5.9 million, or 19.1%, to $37.0 million for fiscal year 2015 from $31.1 million for fiscal year 2014. As a percentage of NSR, G&A expenses were 9.1% and 8.7% for fiscal years 2015 and 2014, respectively. This increase in G&A expenses as a percentage of NSR was primarily attributable to increased legal and litigation related costs as well as increased headcount to support our current and expected growth.
Depreciation and amortization increased $0.5 million, or 5.9%, to $9.3 million for fiscal year 2015 from $8.8 million for fiscal year 2014. The increase in depreciation and amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.
The federal, state and foreign income tax provision was $11.2 million for fiscal year 2015 compared to an income tax provision of $8.7 million for the same period in the prior fiscal year. The net federal, state and foreign income tax provision of $11.2 million for fiscal year 2015 was comprised of a current provision of $14.8 million and a deferred benefit of $3.6 million. The net federal, state and foreign income tax provision of $8.7 million for fiscal year 2014 was comprised of a current provision of $6.2 million and a deferred provision of $2.5 million. Our effective tax rate was approximately 36.5% for fiscal year 2015, compared to approximately 42.0% for fiscal year 2014. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for fiscal year 2015 were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit. The discrete impact of research and development credits was the result of a change in estimate resulting from the finalization of a new research and development credit study during fiscal year 2015. A tax benefit for the change in estimate was reflected in its entirety in fiscal year 2015. For fiscal year 2014, the primary reconciling item between the federal statutory rate of 35.0% and our overall effective tax rate was the effect of state income taxes.

Operating Segment Results of Operations
Energy Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2015	2014	Change
Gross revenue	$165,921	$160,651	$5,270	3.3%
Net service revenue	$143,443	$132,795	$10,648	8.0%
Segment profit	$31,850	$26,468	$5,382	20.3%
Gross revenue increased $5.3 million, or 3.3%, to $165.9 million for fiscal year 2015 from $160.7 million for fiscal year 2014. Organic gross revenue increased $2.4 million, or 45.2%, while acquisitions provided the remaining $2.9 million, or 54.8%, of the overall growth in gross revenue. The growth in organic gross revenue was primarily attributable to increased demand for transmission and distribution services from our utility clients as well as better performance on fixed price projects.
NSR increased $10.6 million, or 8.0%, to $143.4 million for fiscal year 2015 from $132.8 million for fiscal year 2014. Organic NSR increased $7.9 million, or 74.3%, while acquisitions provided the remaining $2.7 million, or 25.7%, of the NSR growth. The increase in organic NSR was due to the same factors that led to the increase in gross revenue. Additionally, in the current year, we had a larger number of projects in the engineering phase, resulting in higher levels of self-performance which generates lower gross revenue yet higher NSR.
The Energy operating segment's profit increased $5.4 million or 20.3%, to $31.9 million for fiscal year 2015 from $26.5 million for fiscal year 2014. Organic activities accounted for $5.3 million, or 98.1%, and acquisitions accounted for $0.1 million, or 1.9%, of the increase in segment profit during fiscal year 2015. Organic segment profit increased, primarily due to the same factors that led to the increase in NSR. For fiscal year 2015, the Energy operating segment's profit, as a percentage of NSR, increased to 22.2% from 19.9% in the prior year. This increase was primarily attributable to the aforementioned improved labor utilization and improved performance on fixed price projects.

Environmental Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2015	2014	Change
Gross revenue	$303,126	$245,944	$57,182	23.3%
Net service revenue	$209,792	$170,506	$39,286	23.0%
Segment profit	$44,071	$35,324	$8,747	24.8%
Gross revenue increased $57.2 million, or 23.3%, to $303.1 million for fiscal year 2015 from $245.9 million for fiscal year 2014. Organic gross revenue increased $41.5 million, or 72.6%, while acquisitions provided the remaining $15.7 million, or 27.4%, of the overall growth in gross revenue. The increase in organic gross revenue for fiscal year 2015 was due to increased demand from our oil and gas clients for services primarily related to midstream activities, and, in particular, pipeline permitting services. For comparative purposes, during fiscal 2014 we recorded adjustments to the estimate at completion on two Exit Strategy contracts which reduced gross revenue by $6.9 million, but did not have similar adjustments in the current year.
NSR increased $39.3 million, or 23.0%, to $209.8 million for fiscal year 2015 from $170.5 million for fiscal year 2014. Organic NSR increased $27.3 million, or 69.6%, while acquisitions provided the remaining $12.0 million, or 30.4%, of the overall growth in NSR. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue.
The Environmental operating segment's profit increased $8.7 million, or 24.8%, to $44.1 million for fiscal year 2015 from $35.3 million for fiscal year 2014. Organic activities accounted for $6.8 million, or 78.3%, and acquisitions accounted for $1.9 million, or 21.7%, of the increase in segment profit during fiscal year 2015. The increase in organic segment profit was primarily attributable to the same factors that led to the increase in NSR as well as improved performance on fixed priced projects in fiscal year 2015. For fiscal year 2015, the Environmental operating segment's profit, as a percentage of NSR, increased to 21.0% from 20.7% in the prior year.

Infrastructure Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2015	2014	Change
Gross revenue	$72,389	$63,251	$9,138	14.4%
Net service revenue	$50,904	$46,975	$3,929	8.4%
Segment profit	$9,388	$8,754	$634	7.2%
Gross revenue increased $9.1 million, or 14.4%, to $72.4 million for fiscal year 2015 from $63.3 million for fiscal year 2014. The increase in gross revenue was primarily driven by increased demand from state transportation and commercial clients.
NSR increased $3.9 million, or 8.4%, to $50.9 million for fiscal year 2015 from $47.0 million for fiscal year 2014. The NSR growth was primarily the result of the same factors driving gross revenue growth as noted above. The increases in gross revenue and NSR were all due to organic activites.
The Infrastructure operating segment's profit increased $0.6 million, or 7.2%, to $9.4 million for fiscal year 2015 from $8.8 million for fiscal year 2014. For fiscal year 2015 the Infrastructure operating segment's profit, as a percentage of NSR, decreased to 18.4% from 18.6% in the prior year.

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
The federal and state income tax provision was $8.7 million for fiscal year 2014 compared to a tax benefit of $18.0 million for fiscal year 2013. The net federal, state and foreign income tax provision of $8.7 million for fiscal year 2014 was comprised of a current provision of $6.2 million and a deferred provision of $2.5 million. The net federal, state and foreign income tax benefit of $18.0 million for fiscal year 2013 was comprised of a tax benefit of $25.6 million related to the release of the income tax valuation allowance, net of income tax expense of $7.7 million related to the fiscal year 2013 income tax provision.

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

Gross revenue increased $5.1 million, or 2.1%, to $245.9 million for fiscal year 2014 from $240.8 million for fiscal year 2013. Organic gross revenue increased $0.2 million, or 3.2%, while acquisitions provided the remaining $4.9 million, or 96.8%, of the overall growth in gross revenue. The increase in organic gross revenue for fiscal year 2014 was primarily driven by increased demand for remediation and pipeline permitting services. Organic gross revenue was negatively impacted by adjustments to the estimate at completion for certain Exit Strategy contracts which reduced gross revenue by $7.1 million in fiscal year 2014. These additional costs are projected to be recovered from the project specific insurance policies and, therefore, are offset by insurance recoverables, resulting in no impact to operating income.
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

Costs and Expenses as a Percentage of NSR
The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for fiscal years 2015, 2014 and 2013:

	2015	2014	2013
Net service revenue	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	—	0.1
Insurance recoverables and other income	1.6	5.0	1.4
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	82.7	87.9	83.8
General and administrative expenses	9.1	8.7	9.6
Provision for doubtful accounts	0.1	—	0.1
Depreciation and amortization	2.3	2.5	2.2
Total operating costs and expenses	94.1	99.2	95.7
Operating income	7.5	5.9	5.8
Interest expense	—	—	(0.1)
Income from operations before taxes	7.5	5.8	5.7
Income tax (provision) benefit	(2.7)	(2.5)	5.6
Net income	4.8	3.4	11.3
Net loss applicable to noncontrolling interest	—	—	—
Net income applicable to TRC Companies, Inc.	4.8%	3.4%	11.3%

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
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Fiscal Year
(Dollars in thousands)	2015	2014	2013
Number of projects	1,834	1,814	2,017
Net increase (reduction) in project profitability	$1,653	$(707)	$(1,276)

Net increase (reduction) in project profitability by operating segment:
Energy	$(245)	$(3,548)	$635
Environmental	1,512	2,438	(1,829)
Infrastructure	386	403	(82)
Total	$1,653	$(707)	$(1,276)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the fiscal years ended June 30, 2015, 2014 and 2013 (in thousands):

	June 30, 2015	June 30, 2014	June 30, 2013
Cash provided by operating activities	$32,115	$21,386	$14,414
Cash used in investing activities	(17,719)	(6,771)	(8,604)
Cash used in financing activities	(4,697)	(5,154)	(4,235)
Cash and cash equivalents as of the end of the fiscal year	37,296	27,597	18,136
Fiscal Year 2015 Compared to Fiscal Year 2014
As of June 30, 2015, cash and cash equivalents increased by $9.7 million, or 35.1%, to $37.3 million compared to $27.6 million as of June 30, 2014.
Net cash provided by operating activities increased by $10.7 million, or 50.2%, to $32.1 million for the fiscal year ended June 30, 2015, compared to $21.4 million of cash provided in the prior year. The increase was due to higher income, adjusted for non-cash charges, for the fiscal year ended June 30, 2015 compared to the same period of the prior year, as well as the favorable impact in the current period from changes in our working capital accounts.
Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the year. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, declined slightly to 83 days as of June 30, 2015 from 84 days as of June 30, 2014.
Net cash used in investing activities increased by $10.9 million, or 161.7%, to $17.7 million for the fiscal year ended June 30, 2015, compared to $6.8 million of cash used in the prior year. The increase was primarily due to $8.2 million in additional cash payments for the acquisitions of businesses including earnout and net working capital payments in the fiscal year ended June 30, 2015, as well as $1.5 million of additional payments for property and equipment.
Net cash used in financing activities decreased by $0.5 million, or 8.9%, to $4.7 million for the fiscal year ended June 30, 2015, compared to $5.2 million of cash used in the prior year. The decrease was primarily due to $4.0 million of additional payments on long-term debt and capital lease obligations in the prior year, which were partially offset by a $3.0 million reduction of excess tax benefits from stock-based awards in the current year.

Fiscal Year 2014 Compared to Fiscal Year 2013
As of June 30, 2014, cash and cash equivalents increased by $9.5 million, or 52.2%, to $27.6 million compared to $18.1 million as of June 30, 2013. The increase was primarily due to net cash provided by operating activities, less payments made for the acquisitions of businesses, and an additional tax benefit received from stock-based awards which were partially offset by cash payments made on long-term debt and capital lease obligations and for property and equipment.
Net cash provided by operating activities increased by $7.0 million, or 48.4%, to $21.4 million for the fiscal year ended June 30, 2014, compared to $14.4 million of cash provided in the prior fiscal year. The increase was due to the timing of collections of receivables and payment of payroll, which increased cash flow over the corresponding period due to the amount of accrued payroll at period end, along with an increase in the employee vacation accrual. The balance sheet changes related to changes in estimates to complete on certain Exit Strategy contracts, which impacted insurance recoverables, contract loss, and deferred revenue, had no net impact on cash flows.
Net cash used in investing activities decreased by $1.8 million, or 21.3%, to $6.8 million for the fiscal year ended June 30, 2014, compared to $8.6 million of cash used in the prior year. The decrease was due to $2.8 million million less cash payments for the acquisitions of businesses including earnout and net working capital payments in the fiscal year ended June 30, 2014, which was partially offset by $1.2 million of additional payments for property and equipment.
Net cash used in financing activities increased by $0.9 million, or 21.7%, to $5.2 million for the fiscal year ended June 30, 2014, compared to $4.2 million of cash used in the prior year. The increase was primarily due to $4.2 million of additional payments made on long-term debt and capital lease obligations, which was partially offset by $2.9 million of additional excess tax benefits from stock-based awards.

Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2015 and 2014 were comprised of the following (in thousands):

	2015	2014
Revolving credit facility	$—	$—
Subordinated debt:
Other notes payable	—	348
Lease financing obligations	105	220
Capital lease obligations	166	729
	271	1,297
Less current portion	(216)	(1,025)
Long-term debt and capital lease obligations	$55	$272

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
Under the Credit Agreement, we are required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit our leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires us to achieve minimum levels of Consolidated Adjusted EBITDA of (i) $17.0 million for the twelve-month period ended June 30, 2014 and (ii) $20.0 million for the twelve-month periods ending June 30, 2015 and thereafter. We were in compliance with the financial covenants under the Credit Agreement as of June 30, 2015. Additionally, the Credit Agreement also limits the payment of cash dividends to $10.0 million in aggregate during its term.
Management presents Consolidated EBITDA and Consolidated Adjusted EBITDA, which are non-U.S. GAAP measures, because we believe they are useful tools for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated EBITDA and Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated EBITDA and Consolidated Adjusted EBITDA are not intended to represent cash flows for the period or funds available for management's discretionary use, nor are they represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated EBITDA and Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income, net income, cash flows from operations and other measures of equal or greater importance. Consolidated EBITDA is presented below based on both the definition used in our Credit Agreement ("Consolidated Adjusted EBITDA") as well as a more typical calculation method. Set forth below is a reconciliation of Net Income applicable to TRC Companies, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, for the trailing twelve-month periods ended June 30, 2015, 2014 and 2013 (in thousands):

	Trailing Twelve Months
	June 30, 2015	June 30, 2014	June 30, 2013
Net income applicable to TRC Companies, Inc.	$19,415	$12,051	$36,275
Interest expense	134	169	337
Federal and state income tax provision (benefit)	11,180	8,742	(17,986)
Depreciation and amortization	9,316	8,800	6,903
Net loss applicable to noncontrolling interest	(19)	(41)	(65)
Consolidated EBITDA	40,026	29,721	25,464
Less: Interest expense on excluded indebtedness	(57)	(72)	(86)
Add: Interest and penalties on federal and state income taxes	7	(39)	29
Stock-based compensation expense	5,149	4,658	3,832
Consolidated Adjusted EBITDA under the Credit Agreement	$45,125	$34,268	$29,239
The actual covenant results as compared to the covenant requirements under the Credit Agreement as of June 30, 2015 for the measurement periods described below are as follows (in thousands):

	Measurement Period	Actual	Required
Minimum Consolidated Adjusted EBITDA	Trailing 12 months	$45,125	Must exceed	$20,000
Maximum leverage ratio	Trailing 12 months	0.05 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	49.22 to 1.00	Must exceed	1.25 to 1.00
As of June 30, 2015 and 2014, we had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $2.0 million and $3.1 million as of June 30, 2015 and 2014, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $75.0 million and $68.5 million as of June 30, 2015 and 2014, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and indebtedness outstanding of $0.2 million and $0.7 million, were $72.8 million and $64.7 million as of June 30, 2015 and 2014, respectively.
Other Notes Payable
In March 2012, we financed $2.2 million, of which $0.2 million is being accounted for as a capital lease obligation, for a three year software licensing agreement payable in twelve equal quarterly installments of $0.2 million each, including a finance charge of 2.74%. As of June 30, 2015, the balance has been repaid.
In July 2014, we financed $5.2 million of insurance premiums, relating to the fiscal year ended June 30, 2015, payable in eleven equal monthly installments of $0.5 million each, including a finance charge of 1.99%. As of June 30, 2015, the balance has been repaid.
Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $1.2 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the consolidated statements of operations. The cost of assets under capital leases was $1.0 million, and accumulated amortization was $0.8 million at June 30, 2015. The average interest rates on the capital leases is 2.63% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments as of June 30, 2015 were as follows (in thousands):

Fiscal Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2016	$—	$50	$166	$216
2017	—	17	—	17
2018	—	17	—	17
2019	—	18	—	18
2020	—	3	—	3
Thereafter	—	—	—	—
	$—	$105	$166	$271
Based on our current operating plans, we believe that existing cash resources as well as cash forecast to be generated from operations and availability under our revolving credit facility are adequate to meet our requirements for the foreseeable future. In addition, we expect to remain in full compliance with the covenant requirements under the Credit Agreement over the next twelve months.
Contractual Obligations
The following table sets forth, as of June 30, 2015, certain information concerning our obligations to make future principal and interest payments. Variable interest components used interest rates for estimating future interest payment obligations of between 1.21% to 3.15% under contracts, such as debt and lease agreements (in thousands).

	Payments due by period (1)
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Revolving credit facility	$—	$—	$—	$—	$—

Subordinated debt:
Other notes payable	—	—	—	—	—

Operating leases (2)	63,811	15,452	23,010	12,454	12,895
Contractual commitments (3)	5,688	5,688	—	—	—
Purchase obligations (4)	4,769	2,398	2,371	—	—
Lease financing obligations	105	50	34	21	—
Capital lease obligations	168	168	—	—	—
Unrecognized tax benefits (5)	1,646	—	—	—	1,646
Total contractual obligations	$76,187	$23,756	$25,415	$12,475	$14,541
______________________________
(1)Includes estimated interest.
(2)Operating leases are primarily real estate leases.
(3)Represents amounts financed for our fiscal year 2016 insurance premiums.

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

Off-Balance Sheet Arrangements
As of June 30, 2015, our "Off-Balance Sheet" arrangements, as that term is defined by the Securities and Exchange Commission, included $2.0 million of standby letters of credit issued primarily for outstanding performance or payment bonds. The letters of credit were issued by our bank and renew annually. We also have operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was $16.0 million in fiscal year 2015, $14.9 million in fiscal year 2014, and $13.2 million in fiscal year 2013. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in "Contractual Obligations".
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 9, 2015

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

	Fiscal Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Gross revenue	$546,117	$475,677	$441,517
Less subcontractor costs and other direct reimbursable charges	138,099	120,721	121,114
Net service revenue	408,018	354,956	320,403
Interest income from contractual arrangements	97	52	239
Insurance recoverables and other income	6,533	17,874	4,514
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	337,291	312,108	268,545
General and administrative expenses	36,982	31,053	30,739
Provision for doubtful accounts	349	—	408
Depreciation and amortization	9,316	8,800	6,903
Total operating costs and expenses	383,938	351,961	306,595
Operating income	30,710	20,921	18,561
Interest expense	(134)	(169)	(337)
Income from operations before taxes	30,576	20,752	18,224
Income tax (provision) benefit	(11,180)	(8,742)	17,986
Net income	19,396	12,010	36,210
Net loss applicable to noncontrolling interest	19	41	65
Net income applicable to TRC Companies, Inc.	$19,415	$12,051	$36,275

Basic earnings per common share	$0.64	$0.41	$1.26
Diluted earnings per common share	$0.63	$0.40	$1.23

Weighted-average common shares outstanding:
Basic	30,291	29,594	28,843
Diluted	30,724	30,140	29,601
See accompanying notes to consolidated financial statements.

TRC COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Net income	$19,396	$12,010	$36,210
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(21)	151	134
Tax effect on unrealized gain (loss) on available-for-sale securities	8	(60)	(47)
Reclassification for loss (gain) included in net income	4	(100)	(19)
Tax effect on realized (gain) loss on available-for-sale securities	(2)	41	7
Total other comprehensive (loss) income	(11)	32	75
Comprehensive income	19,385	12,042	36,285
Comprehensive loss attributable to noncontrolling interests	19	41	(65)
Comprehensive income attributable to TRC Companies, Inc.	$19,404	$12,083	$36,220

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$37,296	$27,597
Restricted cash	122	5,756
Accounts receivable, less allowance for doubtful accounts	138,346	116,937
Insurance recoverable - environmental remediation	40,927	42,062
Restricted investments	6,701	2,934
Deferred income tax assets	16,057	12,293
Income taxes refundable	412	1,021
Prepaid expenses and other current assets	10,499	12,441
Total current assets	250,360	221,041
Property and equipment
Land and building	480	480
Equipment, furniture and fixtures	58,734	54,340
Leasehold improvements	5,380	5,420
	64,594	60,240
Less accumulated depreciation and amortization	(50,885)	(47,190)
Property and equipment, net	13,709	13,050
Goodwill	37,024	31,679
Long-term deferred income tax assets	2,867	4,267
Long-term restricted investments	18,385	23,537
Long-term prepaid insurance	25,929	28,521
Other assets	14,607	13,490
Total assets	$362,881	$335,585
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$50	$463
Current portion of capital lease obligations	166	562
Accounts payable	31,999	32,663
Accrued compensation and benefits	47,233	36,586
Deferred revenue	10,612	14,503
Environmental remediation liabilities	8,695	138
Income taxes payable	3,271	193
Other accrued liabilities	42,170	47,117
Total current liabilities	144,196	132,225
Non-current liabilities:
Long-term debt, net of current portion	55	105
Capital lease obligations, net of current portion	—	167
Income taxes payable and deferred income tax liabilities	1,647	1,539
Deferred revenue	68,579	70,398
Environmental remediation liabilities	489	6,268
Total liabilities	214,966	210,702
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 30,485,510 and 30,482,028 shares issued and outstanding, respectively, at June 30, 2015, and 29,752,934 and 29,749,452 shares issued and outstanding, respectively, at June 30, 2014	3,049	2,975
Additional paid-in capital	191,321	187,748
Accumulated deficit	(45,939)	(65,354)
Accumulated other comprehensive loss	(88)	(77)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	148,310	125,259
Noncontrolling interest	(395)	(376)
Total equity	147,915	124,883
Total liabilities and equity	$362,881	$335,585
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Fiscal Year Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$19,396	$12,010	$36,210
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	9,316	8,800	6,903
Stock-based compensation expense	5,149	4,658	3,832
Provision for doubtful accounts	349	—	408
Deferred income taxes	(3,599)	2,512	(19,159)
Other non-cash items	181	(1,034)	(133)
Changes in operating assets and liabilities:
Accounts receivable	(16,301)	(5,916)	(11,655)
Insurance recoverable - environmental remediation	1,135	(15,757)	(561)
Income taxes	3,795	864	(380)
Restricted investments	320	4,603	4,521
Prepaid expenses and other current assets	(142)	1,676	(1,131)
Long-term prepaid insurance	2,592	2,976	2,775
Other assets	(103)	667	553
Accounts payable	(1,019)	352	778
Accrued compensation and benefits	10,231	2,003	(2,152)
Deferred revenue	(5,710)	(3,707)	(8,732)
Environmental remediation liabilities	2,778	(858)	1,369
Other accrued liabilities	3,747	7,537	968
Net cash provided by operating activities	32,115	21,386	14,414
Cash flows from investing activities:
Additions to property and equipment	(6,606)	(5,065)	(3,891)
Withdrawals from restricted investments	1,030	2,241	2,131
Acquisition of businesses, net of cash acquired	(12,213)	(3,788)	(6,865)
Earnout and net working capital payments on acquisitions	—	(252)	—
Proceeds from sale of fixed assets	70	110	43
Investments in and advances to unconsolidated affiliates	—	(17)	(22)
Net cash used in investing activities	(17,719)	(6,771)	(8,604)
Cash flows from financing activities:
Payments on long-term debt and other	(5,595)	(9,535)	(5,405)
Payments on capital lease obligations	(563)	(628)	(532)
Proceeds from long-term debt and other	5,247	4,904	4,259
Net working capital and additional cash payments on acquisitions	(2,644)	(872)	(154)
Shares repurchased to settle tax withholding obligations	(1,666)	(2,209)	(2,767)
Excess tax benefit from stock-based awards	155	3,115	203
Proceeds from exercise of stock options	369	71	161
Net cash used in financing activities	(4,697)	(5,154)	(4,235)
Increase in cash and cash equivalents	9,699	9,461	1,575
Cash and cash equivalents, beginning of period	27,597	18,136	16,561
Cash and cash equivalents, end of period	$37,296	$27,597	$18,136
Supplemental cash flow information:
Income taxes paid	$10,994	$2,205	$1,460
Non-cash consideration for assets acquired	996	1,627	647
Issuance of common stock in connection with businesses acquired	323	295	515
Capital expenditures included in accounts payable	475	490	509
Interest paid	134	192	319
Assets acquired through capital lease obligations	—	—	1,160
Land transfer	—	—	1,500
Subordinated note payable recorded in connection with businesses acquired	—	—	1,500
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
In thousands, except share data

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total TRC Shareholders' Equity	Non- Controlling Interest
	Number of Shares	Amount				Number of Shares	Amount			Total Equity
Balance, June 30, 2012	28,130,702	$2,813	$179,402	$(113,680)	$(184)	3,482	$(33)	$68,318	$(270)	$68,048
Net income (loss)	—	—	—	36,275	—	—	—	36,275	(65)	36,210
Other comprehensive loss	—	—	—	—	75	—	—	75	—	75
Issuance of common stock in connection with business acquired	88,496	9	506	—	—	—	—	515	—	515
Exercise of stock options	37,625	4	157	—	—	—	—	161	—	161
Stock-based compensation	1,109,339	111	3,721	—	—	—	—	3,832	—	3,832
Shares repurchased to settle tax withholding obligations	(317,861)	(32)	(2,149)	—	—	—	—	(2,181)	—	(2,181)
Directors' deferred compensation	5,000	—	34	—	—	—	—	34	—	34
Tax benefit from stock-based awards	—	—	203	—	—	—	—	203	—	203
Balance, June 30, 2013	29,053,301	2,905	181,874	(77,405)	(109)	3,482	(33)	107,232	(335)	106,897
Net income (loss)	—	—	—	12,051	—	—	—	12,051	(41)	12,010
Other comprehensive income	—	—	—	—	32	—	—	32	—	32
Issuance of common stock	4,360	1	29	—	—	—	—	30	—	30
Issuance of common stock in connection with business acquired	34,066	3	292	—	—	—	—	295	—	295
Exercise of stock options	16,500	2	69	—	—	—	—	71	—	71
Stock-based compensation	943,999	94	4,564	—	—	—	—	4,658	—	4,658
Shares repurchased to settle tax withholding obligations	(305,642)	(31)	(2,239)	—	—	—	—	(2,270)	—	(2,270)
Directors' deferred compensation	6,350	1	44	—	—	—	—	45	—	45
Tax benefit from stock-based awards	—	—	3,115	—	—	—	—	3,115	—	3,115
Balance, June 30, 2014	29,752,934	2,975	187,748	(65,354)	(77)	3,482	(33)	125,259	(376)	124,883
Net income (loss)	—	—	—	19,415	—	—	—	19,415	(19)	19,396
Other comprehensive income	—	—	—	—	(11)	—	—	(11)	—	(11)
Issuance of common stock in connection with business acquired	49,641	5	318	—	—	—	—	323	—	323
Exercise of stock options	76,626	8	361	—	—	—	—	369	—	369
Stock-based compensation	903,382	90	5,059	—	—	—	—	5,149	—	5,149
Shares repurchased to settle tax withholding obligations	(304,450)	(30)	(1,682)	—	—	—	—	(1,712)	—	(1,712)
Directors' deferred compensation	7,377	1	49	—	—	—	—	50	—	50
Tax deficiencies from stock-based awards	—	—	(532)	—	—	—	—	(532)	—	(532)
Balance, June 30, 2015	30,485,510	$3,049	$191,321	$(45,939)	$(88)	3,482	$(33)	$148,310	$(395)	$147,915
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
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2015, 2014 and 2013, no revenue related to claims was recognized by the Company.
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
Contracts with the federal government are subject to audit, primarily by the Defense Contract Audit Agency ("DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that the Company has accounted for such costs in a manner inconsistent with Cost Accounting Standards or FAR. The Company's last incurred cost audit was for fiscal year 2004 and resulted in an immaterial adjustment. DCAA determined that an audit of incurred cost proposals submitted to DCAA for fiscal years 2005 through 2013 was not required. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit, however there can be no assurance that DCAA audits will not result in material cost disallowances in the future.
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
The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during fiscal years 2015, 2014 and 2013.
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
The Company performed its most recent annual goodwill impairment test as of April 24, 2015, and determined that the fair value of each of the Company's reporting units with goodwill exceeded its carrying value, and therefore, no further analysis was required. As of June 30, 2015, the Company had $37,024 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2015 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors, including operating results, business plans, anticipated future cash flows, transactions and market data.
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

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. There were no events or changes in circumstances that would indicate the fair value of property and equipment was reduced to below its carrying value during fiscal year 2015, and therefore property and equipment were not tested for impairment. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.

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
As of June 30, 2015 and 2014, $18,992 and $22,366, respectively, of the restricted investments represent deposits which earn interest at the one-year constant maturity U.S. Treasury Bill rate, which rate is reset on the anniversary of each policy. As of June 30,

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

2015 and 2014 the one-year constant maturity U.S. Treasury Bill rate for such deposits ranged from 0.10% to 0.28% and from 0.10% to 0.18%, respectively.
Properties Available for Sale—Included in other assets are certain properties acquired in connection with certain Exit Strategy contracts that are available for sale in the amounts of $4,344 as of June 30, 2015 and 2014. The properties were recorded at fair value upon acquisition.
In cases where the Company does not expect to recover its carrying costs on properties available for sale, the Company reduces its carrying value to the fair value less costs to sell. During fiscal years 2015, 2014 and 2013, no impairment losses were recognized.
Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over its estimated useful life. In accordance with ASC Subtopic 350-40, Internal-Use Software, the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. During fiscal years 2015, 2014 and 2013, capitalized software was amortized over three to five years.
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
Environmental Remediation Liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with ASC Topic 405, Liabilities, upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability resulting from the completion of the capital phase is included in insurance recoverables and other income. During fiscal years 2015, 2014 and 2013, no such income was recorded.
If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to ASC Topic 410 Asset Retirement and Environmental Obligations ("ASC Topic 410"). Environmental remediation liabilities recorded pursuant to ASC Topic 410 are discounted when the amount and timing of the clean-up activities can be reliably determined. As of June 30, 2015 and 2014, the environmental liability for one project was discounted as the amount and timing of the remaining monitoring activities could be reliably determined. A discount of $358 and $365 was calculated using a risk-free discount rate of 3.1% and 3.2% as of June 30, 2015 and 2014, respectively. Estimated remediation costs for clean-up activities are based on experience, site conditions and the remedy selected. The liability is regularly adjusted as estimates are revised and as cleanup proceeds. Actual results could differ materially from those estimates. The undiscounted environmental liability as of June 30, 2015 and 2014 was $9,537 and $6,761, respectively.
Employee Benefit Plan—The Company has a 401(k) savings plan covering substantially all employees. The Company's matching formula has two components. The basic match is up to 50% of each Participant's first 4% of contributed compensation,

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

and the discretionary match of up to another 2% of contributed compensation is based on the Company's performance for the previous fiscal year. In fiscal years 2015, 2014 and 2013, the Company's contributions to the plan were $6,163, $4,005 and $3,444, respectively. The Company does not provide post-employment or other post-retirement benefits.
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
The following table sets forth the computations of basic and diluted EPS for the indicated fiscal years ended June 30:

	2015	2014	2013
Net income applicable to TRC Companies, Inc.	$19,415	$12,051	$36,275

Basic weighted-average common shares outstanding	30,291	29,594	28,843
Effect of dilutive stock options, RSA's, RSU's and PSU's	433	546	758
Diluted weighted-average common shares outstanding	30,724	30,140	29,601

Earnings per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings per common share	$0.64	$0.41	$1.26
Diluted earnings per common share	$0.63	$0.40	$1.23
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,610	2,004	2,124
Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, restricted investments, insurance recoverables, and investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs credit evaluations of its clients as required and maintains an allowance for estimated credit losses.
Fair Value of Financial Instruments—Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's subordinated notes payable as of June 30, 2015 and 2014, approximate fair value because the interest rates on the instruments change with market interest rates or because of the short term nature of their maturities. The carrying amount of the Company's remaining notes payable as of June 30, 2015 and 2014 approximate fair value as either the fixed interest rates approximate current rates for these obligations or the remaining term is not significant.
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
New Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related to an entity’s ability to continue as a going concern. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The new standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This guidance will be effective for the Company in fiscal year 2017. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
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
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the effect the guidance will have on our consolidated financial position and results of operations.
In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The standard will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The implementation of this standard did not have a material impact on the Company's consolidated financial statements.

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets were measured on a recurring basis as of June 30, 2015 and 2014.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$100	$—	$—	$100
Certificates of deposit	—	106	—	106
Municipal bonds	—	548	—	548
Corporate bonds	—	228	—	228
U.S. Government bonds	—	216	—	216
Money market accounts and cash deposits	4,896	—	—	4,896
Total assets	$4,996	$1,098	$—	$6,094

Contingent consideration	$—	$—	$693	$693
Total liabilities	$—	$—	$693	$693
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$140	$—	$—	$140
Certificates of deposit	—	209	—	209
Municipal bonds	—	740	—	740
Corporate bonds	—	236	—	236
Asset backed securities	—	130	—	130
Money market accounts and cash deposits	2,650	—	—	2,650
Total assets	$2,790	$1,315	$—	$4,105

Contingent consideration	$—	$—	$352	$352
Total liabilities	$—	$—	$352	$352
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
The Company's long-term debt is not measured at fair value in the consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: level 2 of the fair value hierarchy. At June 30, 2015 and 2014, the fair value of the Company's debt was not materially different than its carrying value. The Company's restricted investment financial assets as of June 30, 2015 and 2014 are included within current and long-term restricted investments on the consolidated balance sheets.
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

As of June 30, 2015 and 2014, $4,896 and $2,650, respectively, of the restricted investments represented deposits in money market accounts and U.S. Treasury Notes under escrow arrangements. Also included in restricted investments are mutual funds, bonds, certificates of deposit, asset backed securities and U.S. Treasury Notes under escrow arrangements with a cost of $1,103 and a fair value of $1,098, as of June 30, 2015, and a cost of $1,353 and a fair value of $1,315, as of June 30, 2014, respectively. These investments are recorded at fair value with changes in unrealized appreciation reported as a separate component of equity. During fiscal years 2015, 2014 and 2013, realized (losses)/gains of $(4), $100 and $19 were reported, respectively. If the Company determines that any unrealized losses are other than temporary, they will be charged to earnings. Total losses for securities with net losses in accumulated other comprehensive income were $38, $102 and $194 in fiscal years 2015, 2014 and 2013, respectively. Total gains for securities with net gains in accumulated other comprehensive income were $20, $153 and $309 in fiscal years 2015, 2014 and 2013, respectively.
The restricted investments under escrow arrangements earned dividends and interest of $62, $98 and $158 during fiscal years 2015, 2014 and 2013, respectively, which are recorded as income and reflected as an operating activity in the consolidated statements of cash flows.
The Company's contingent consideration liabilities, included in other accrued liabilities on the consolidated balance sheets, are associated with the acquisitions made in the fiscal year ended June 30, 2015. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 as described below.
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

	2015	2014	2013
Contingent consideration, beginning of year	$352	$1,365	$873
Additions for acquisitions	662	504	675
Reduction of liability for payments made	(346)	(567)	(154)
Increase (reduction) of liability related to re-measurement of fair value	25	(950)	(29)
Contingent consideration, end of year	$693	$352	$1,365

Note 4. Accounts Receivable
The current portion of accounts receivable as of June 30, 2015 and 2014 were comprised of the following:

	2015	2014
Billed	$80,932	$69,730
Unbilled	62,528	50,743
Retainage	3,478	5,184
	146,938	125,657
Less allowance for doubtful accounts	(8,592)	(8,720)
	$138,346	$116,937

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
Rollforward of allowance for doubtful accounts reserves is as follows:

			Additions
Fiscal Year	Description	Balance at beginning of period	Charged to costs and expenses	Other (1)	Deductions (2)	Balance at end of period
2015	Allowance for doubtful accounts	$(8,720)	(349)	—	477	$(8,592)
2014	Allowance for doubtful accounts	$(11,173)	—	—	2,453	$(8,720)
2013	Allowance for doubtful accounts	$(11,152)	(408)	(6)	393	$(11,173)
______________________________

(1)	Allowance for acquired businesses.

(2)	Uncollectible accounts written off, net of recoveries.

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
Note 6. Other Accrued Liabilities
As of June 30, 2015 and 2014, other accrued liabilities were comprised of the following:

	2015	2014
Contract costs	$27,980	$26,289
Legal accruals	5,224	5,903
Lease obligations	3,354	3,420
Other	5,612	11,505
	$42,170	$47,117
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
Fiscal Year 2015 Acquisitions

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

On July 22, 2013, the Company acquired all of the outstanding stock of Utility Support Systems, Inc. ("USS"), headquartered in Douglasville, Georgia. USS provides engineering and related services primarily supporting the power/utility market. The purchase price of $5,027 consisted of: (i) cash of $2,500 payable at closing, (ii) a second cash payment of $1,803 payable on the one-year anniversary of the closing date subject to withholding for various contractual issues, and (iii) 34 shares of the Company's common stock valued at $295 on the closing date. The selling shareholders were also entitled to contingent cash consideration through an earn-out provision based on net service revenue ("NSR") performance of the acquired firm over the twelve month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $504 based on the projections and probabilities of reaching the performance goals through July 2014. The earnout goals were not achieved, and the liability was subsequently reversed in fiscal year 2014. Goodwill of $2,180, none of which is expected to be tax deductible, and other intangible assets of $2,056 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The USS acquisition has been recorded in the Energy operating segment. The impact of this acquisition was not material to the Company's consolidated balance sheets and results of operations.

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
During fiscal years 2015, 2014 and 2013, the Company made additional purchase price cash payments of $2,644, $1,124 and $154, respectively, related to acquisitions completed in the current and prior years. The additional purchase price payments were earned as a result of the final determination of working capital adjustments and the acquired entities achieving financial objectives pursuant to contingent consideration arrangements.

Note 9. Goodwill and Other Intangible Assets
The Company performed its most recent annual goodwill impairment test as of April 24, 2015, and noted the fair value of each of the Company's reporting units with goodwill exceeded its carrying value, and therefore, no further analysis was required. As of June 30, 2015, the Company had $37,024 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2015 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
In performing the fiscal year 2015 and 2014 goodwill assessments, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company in both fiscal 2015 and 2014 was 50% discounted cash flows, 40% guideline company approach and 10% guideline transaction approach.
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

The changes in the carrying amount of goodwill for fiscal year 2015 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,		June 30,	Impairment	June 30,
Operating Segment	2014	Losses	2014	Additions	2015	Losses	2015
Energy	$27,836	$(14,506)	$13,330	$670	$28,506	$(14,506)	$14,000
Environmental	36,214	(17,865)	18,349	4,675	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$71,274	$(39,595)	$31,679	$5,345	$76,619	$(39,595)	$37,024
The changes in the carrying amount of goodwill for fiscal year 2014 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,		June 30,	Impairment	June 30,
Operating Segment	2013	Losses	2013	Additions	2014	Losses	2014
Energy	$24,954	$(14,506)	$10,448	$2,882	$27,836	$(14,506)	$13,330
Environmental	36,214	(17,865)	18,349	—	36,214	(17,865)	18,349
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$68,392	$(39,595)	$28,797	$2,882	$71,274	$(39,595)	$31,679
Identifiable intangible assets as of June 30, 2015 and 2014 are included in other assets on the consolidated balance sheets and were comprised of:

	June 30, 2015			June 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$16,618	$(7,740)	$8,878	$12,125	$(4,400)	$7,725
Contract backlog	—	—	—	110	(83)	27
	16,618	(7,740)	8,878	12,235	(4,483)	7,752

With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$17,044	$(7,740)	$9,304	$12,661	$(4,483)	$8,178
Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.
Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average periods of amortization by intangible asset class is approximately 6 years for customer relationship assets and 4 months for contract backlog. The amortization of intangible assets for fiscal years 2015, 2014 and 2013 were $3,502, $2,868 and $1,594, respectively.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

Estimated amortization expense of intangible assets for future periods is as follows:

Fiscal Year	Amount
2016	$3,012
2017	2,417
2018	1,815
2019	1,000
2020	454
2021 and thereafter	180
Total	$8,878
On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment review as of April 24, 2015. As of the assessment date there was no impairment of the indefinite-lived intangible assets. There were no events or changes in circumstances that would indicate the fair value of indefinite-lived intangible assets was reduced to below its carrying value since the assessment date.

Note 10. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2015 and 2014 were comprised of the following:

	2015	2014
Revolving credit facility	$—	$—
Subordinated debt:
Other notes payable	—	348
Lease financing obligations	105	220
Capital lease obligations	166	729
	271	1,297
Less current portion	(216)	(1,025)
Long-term debt and capital lease obligations	$55	$272

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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 10. Long-Term Debt and Capital Lease Obligations (Continued)

Under the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of (i) $17,000 for the twelve-month period ended June 30, 2014 and (ii) $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. The Company was in compliance with the financial covenants under the Credit Agreement as of June 30, 2015. Additionally, the Credit Agreement also limits the payment of cash dividends to $10,000 in aggregate during its term.
As of June 30, 2015 and 2014, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $2,048 and $3,148 as of June 30, 2015 and 2014, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $75,000 and $68,536 as of June 30, 2015 and 2014, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and indebtedness outstanding of $166 and $701, were $72,786 and $64,687 as of June 30, 2015 and 2014, respectively.
Other Notes Payable
In March 2012, the Company financed $2,195, of which $161 was being accounted for as a capital lease obligation, for a three year software licensing agreement payable in twelve equal quarterly installments of $190 each, including a finance charge of 2.74%. As of June 30, 2015, the balance outstanding under this agreement was $0.
In July 2014, the Company financed $5,247 of insurance premiums, relating to the fiscal year ended June 30, 2015, payable in eleven equal monthly installments of $482 each, including a finance charge of 1.99%. As of June 30, 2015, the balance has been repaid.
Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the consolidated statements of operations. The cost of assets under capital leases was $986, and accumulated amortization was $793 at June 30, 2015. The average interest rates on the capital leases is 2.63% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.
Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments as of June 30, 2015 were as follows:

Fiscal Year	Debt	Lease Financing Obligations	Capital Lease Obligations	Total
2016	$—	$50	$166	$216
2017	—	17	—	17
2018	—	17	—	17
2019	—	18	—	18
2020	—	3	—	3
Thereafter	—	—	—	—
	$—	$105	$166	$271

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
The following table sets forth the assets and liabilities of CAH included in the consolidated balance sheets of the Company:

	June 30, 2015	June 30, 2014
Current assets:
Restricted investments	$63	$63
Total current assets	63	63
Other assets	4,344	4,344
Total assets	$4,407	$4,407
Current liabilities:
Environmental remediation liabilities	$—	$7
Total current liabilities	—	7
Long-term environmental remediation liabilities	21	16
Total liabilities	$21	$23
The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of fiscal year 2015, the Company has provided $4,038 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on a note payable. CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.
Note 12. Federal and State Income Taxes
The federal and state income tax (provision) benefit for fiscal years 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
Current:
Federal	$(12,604)	$(4,198)	$(181)
State	(2,049)	(2,010)	(991)
Foreign	(126)	(22)	(1)
Total current	(14,779)	(6,230)	(1,173)

Deferred:
Federal	3,369	(2,781)	15,800
State	254	192	3,358
Foreign	(24)	77	1
Total deferred	3,599	(2,512)	19,159
Total benefit (provision)	$(11,180)	$(8,742)	$17,986

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30, 2015 and 2014:

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

	2015	2014
Current deferred income tax assets and (liabilities):
Allowance for doubtful accounts	$3,295	$3,343
Vacation pay accrual	4,228	3,611
Bonus accrual	5,661	3,872
Contract loss reserves	1,832	993
Other accruals	2,374	2,498
Total deferred income tax assets	17,390	14,317

Unearned revenue	(1,333)	(1,987)
Other liabilities	—	(37)
Total deferred income tax liabilities	(1,333)	(2,024)

Net current deferred income tax assets	16,057	12,293

Long-term deferred income tax assets and (liabilities):
Loss carryforwards	925	1,081
Legal reserve	1,414	567
Stock-based compensation expense	2,886	3,619
Other long-term assets	1,094	993
Total long-term deferred income tax assets	6,319	6,260

Depreciation	(1,421)	(1,496)
Goodwill and intangible asset amortization	(1,473)	(129)
Revenue recognition on long-term contracts	(488)	(213)
Other long-term liabilities	(70)	(155)
Net long-term deferred income tax liabilities	(3,452)	(1,993)

Net long-term deferred income tax assets	2,867	4,267

Net deferred income tax assets	$18,924	$16,560
Based upon an assessment of available positive and negative evidence, the Company concluded its deferred tax assets would more likely than not be realized. As such, a valuation allowance was not established at the period ended June 30, 2015 and June 30, 2014.
As of June 30, 2015, prior to the consideration of the Company's uncertain tax positions, the Company had no federal loss carryforwards and $10,318 of state loss carryforwards expiring at various dates through fiscal year 2034. As of June 30, 2014, prior to the consideration of the Company's uncertain tax positions, the Company had no federal loss carryforwards and $21,047 of state loss carryforwards expiring at various dates through fiscal year 2033.
The Company has a tax benefit of $2,785 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $155 was recorded to additional paid in capital as it reduced income taxes payable in the current year. In addition, a tax deficiency of $687 related to the expiration of vested stock options was recorded to decrease additional paid in capital as it reduced deferred tax assets.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 12. Federal and State Income Taxes (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	5.1	6.6
Foreign income taxes	0.3	(0.2)	0.2
Valuation allowance	—	—	(140.2)
Recognition of uncertain tax positions	0.7	(0.1)	0.7
U.S. Research and Development credit	(3.3)	(0.2)	(1.0)
Other, net	0.1	2.4	0.4
Effective income tax rate	36.5%	42.0%	(98.3)%
The following represents a summary of the Company's uncertain tax positions:

	2015	2014	2013
Unrecognized tax benefits, beginning of year	$1,432	$1,131	$740
Increases (decreases) for tax positions related to prior years	99	(130)	—
(Decreases) increases for tax positions taken during the year	(81)	431	391
Unrecognized tax benefits, end of year	$1,450	$1,432	$1,131
ASC Topic 740, Income Taxes, requires a company to show the liability associated with the unrecognized tax benefit on a gross basis. As such, the ending balance of the unrecognized tax benefits will not agree to the liability recorded on the consolidated balance sheets.
As of June 30, 2015, the total amount of gross unrecognized tax benefits was $1,450, of which $618 if recognized, would impact the Company's effective tax rate. As of June 30, 2014, the total amount of gross unrecognized tax benefits was $1,432, of which $408 if recognized, would impact the Company's effective tax rate.
The Company does not expect significant changes in the unrecognized tax benefit balance in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The total amount of interest and penalties recognized in the consolidated statements of operations was an expense of $89 and $24 for fiscal years 2015 and 2014, respectively. As of June 30, 2015 and 2014, the total accrued interest and penalties recognized on the consolidated balance sheets are $197 and $108, respectively.
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
During the fourth quarter of fiscal year 2013, the Company determined that it was more likely than not that its deferred tax assets would be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, the Company's recent results of operations, and expected future taxable income sufficient to realize its deferred tax assets. Accordingly, a deferred tax valuation allowance release was recorded as a deferred income tax benefit during fiscal year 2013, reducing the valuation allowance to zero.

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

Note 13. Lease Commitments
The Company had commitments as of June 30, 2015 under non-cancellable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with ASC Subtopic 840-20, Operating Leases. Such rental expense in excess of the cash paid is recognized as deferred rent as of June 30, 2015. Rental expense, net of sublease income, charged to operations in fiscal years 2015, 2014 and 2013 was $16,019, $14,864 and $13,245, (including rent expense associated with related party lease agreements of $1,151, $1,275, and $1,132) respectively.
Minimum operating lease obligations payable in future fiscal years are as follows:

2016	$15,452
2017	13,149
2018	9,861
2019	7,121
2020	5,333
2021 and thereafter	12,895
$63,811
Included in future minimum lease payments are non-cancelable payments due to related parties of $1,112 in 2015, $874 in 2016, $843 in 2017, $843 in 2018, $397 in 2019 and $0 thereafter.

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
The Restated Plan:  Pursuant to amendments approved by the Company's shareholders on July 20, 2009, shares available or that become available for grant under the Restated Plan are available for grant under the 2007 Plan, and no new grants will be made under the Restated Plan. As such, there were no shares available for grants under the Restated Plan as of June 30, 2015.
The 2007 Plan:  The 2007 Plan was originally approved by the Company's shareholders in May 2007 and amended and restated as of July 20, 2009 and further amended as of December 4, 2012 and December 3, 2014. As of June 30, 2015, the Company had reserved a total of 6,500 shares of common stock for issuance under the 2007 Plan. In addition, any shares subject to outstanding awards that expire unexercised or any shares that are forfeited under the Restated Plan (for tax withholding or otherwise) will be available for reissuance under the 2007 Plan, which amount was 2,244 in total through fiscal year 2015. The Company may generally grant six types of awards under the 2007 Plan: restricted stock awards and restricted stock units, stock options (including both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code and non-qualified options), phantom

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the Compensation Committee of the Board of Directors may, in its discretion, make other awards. The 2007 Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 600. Stock options granted under the 2007 Plan generally vest ratably over four years and expire seven years from the date of grant. As of June 30, 2015, 3,206 shares remained available for grants under the 2007 Plan.
Stock-Based Compensation
The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During fiscal years 2015, 2014 and 2013, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the consolidated statements of operations as follows:

	2015	2014	2013
Cost of services	$2,461	$2,137	$1,623
General and administrative expenses	2,688	2,521	2,209
Total stock-based compensation expense	$5,149	$4,658	$3,832
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $155, $3,115 and $203 in fiscal year 2015, 2014 and 2013, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Stock Options
A summary of stock option activity for fiscal years ended 2015, 2014 and 2013 under the Plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options as of June 30, 2012 (751 exercisable)	787	$9.41
Options exercised	(38)	4.28
Options forfeited	(3)	3.49
Options expired	(39)	9.82
Outstanding options as of June 30, 2013 (695 exercisable)	707	9.69
Options exercised	(17)	4.29
Options forfeited	(1)	6.03
Options expired	(35)	13.58
Outstanding options as of June 30, 2014 (649 exercisable)	654	9.62
Options exercised	(77)	4.82
Options expired	(362)	11.32
Outstanding options as of June 30, 2015	215	$8.46	1.0	$388
Options exercisable as of June 30, 2015	214	$8.47	1.0	$381
Options vested and expected to vest as of June 30, 2015	215	$8.46	1.0	$388
The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of June 30, 2015 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $10.15 as of June 30, 2015. The total intrinsic value of options exercised in fiscal year 2015, 2014 and 2013 were $248, $43 and $129, respectively. The total proceeds received from option exercises was $369, $71 and $161 in fiscal years 2015, 2014 and 2013, respectively.
As of June 30, 2015, there was $3 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 0.7 years.
The following table summarizes additional information about stock options outstanding as of June 30, 2015:

	Options Outstanding			Options Exercisable			Options Vested and Expected to Vest
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
$ 2.63 - $ 4.08	40	$3.39	0.9	40	$3.39	0.9	40	$3.39	0.9
4.35 - 9.01	65	8.72	1.7	64	8.79	1.7	65	8.72	1.7
9.34 - 12.82	110	10.13	0.7	110	10.13	0.7	110	10.13	0.7
$ 2.63 - $12.82	215	$8.46	1.0	214	$8.47	1.0	215	$8.46	1.0

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Restricted Stock Awards
Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 6, 11 and 16 non-vested RSA's as of June 30, 2015, 2014 and 2013, respectively. There were no RSA's granted during fiscal years 2015 and 2014. RSA grants totaled 8 shares at a weighted-average grant date fair value of $53 during fiscal year 2013. The total fair value of RSA's vested during fiscal years 2015, 2014 and 2013 was $33, $39 and $1,322, respectively.
As of June 30, 2015, there was $20 of total unrecognized compensation expense related to unvested RSA's, and this expense is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.
A summary of non-vested RSU activity for fiscal years 2015, 2014 and 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units as of June 30, 2012	1,424	$3.87
Units granted	412	6.98
Units vested	(512)	3.76
Units forfeited	(18)	5.03
Non-vested units as of June 30, 2013	1,306	4.87
Units granted	343	7.76
Units vested	(626)	4.51
Units forfeited	(16)	6.13
Non-vested units as of June 30, 2014	1,007	6.06
Units granted	420	6.99
Units vested	(524)	5.32
Units forfeited	(13)	6.97
Non-vested units as of June 30, 2015	890	$6.92
RSU grants totaled 420, 343, and 412 shares at a weighted-average grant date fair value of $2,935, $2,661 and $2,876 during fiscal years 2015, 2014 and 2013, respectively. The total fair value of RSU's vesting during fiscal years 2015, 2014 and 2013, was $3,135, $4,618 and $3,521, respectively.
As of June 30, 2015, there was $4,258 of total unrecognized compensation expense related to unvested RSU's, and this expense is expected to be recognized over a weighted-average period of 2.5 years.
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
The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. As of June 30, 2015, the performance condition of the PSU's granted during fiscal year 2015, as determined by the Compensation Committee of the Company's Board of Directors, had been achieved at 150% of value. Compensation expense relating to PSU's of $2,359 was recorded during fiscal year 2015.
PSU grants totaled 433, 355 and 399 shares with a weighted-average grant date fair value of $2,986, $2,827 and $2,963 during fiscal years 2015, 2014 and 2013, respectively. The total fair value of PSU's vested during fiscal years 2015, 2014 and 2013, was $2,027, $2,299 and $2,693, respectively.
As of June 30, 2015, there was $5,802 of total unrecognized compensation expense related to non-vested PSU's, and this expense is expected to be recognized over a weighted-average period of 1.8 years.
A summary of non-vested PSU activity for fiscal years 2015, 2014 and 2013 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2012	853	—	853	$3.96
Units granted	399	32	431	$7.43
Units vested	(382)	(32)	(414)	$4.70
Units forfeited	(17)	—	(17)	$5.94
Non-vested units as of June 30, 2013	853	—	853	$5.18
Units granted	355	34	389	$7.96
Units vested	(278)	(34)	(312)	$4.17
Units forfeited	(51)	—	(51)	$7.15
Non-vested units as of June 30, 2014	879	—	879	$6.50
Units granted	433	32	465	$6.90
Units vested	(342)	(32)	(374)	$5.17
Units forfeited	(38)	—	(38)	$7.37
Non-vested units as of June 30, 2015	932	—	932	$7.10

(1)	Represents the adjusted number of PSU's issued based on the final performance condition achieved at the end of the performance period.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Directors' Deferred Compensation
In fiscal year 2015, each non-employee director of the Company received an annual retainer of $50 payable at each director's election in cash or common stock subject to deferral under the Directors' Deferred Compensation Plan. The Company issued 7, 6 and 5 shares of common stock in fiscal years 2015, 2014 and 2013, respectively, to its non-employee directors under the Directors' Deferred Compensation Plan. The Company recognized $50, $45, and $34 in expense based on the fair value of the shares issued in fiscal years 2015, 2014 and 2013, respectively.
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Operating Segments (Continued)

The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Total
Year ended June 30, 2015:
Gross revenue	$165,921	$303,126	$72,389	$541,436
Net service revenue	143,443	209,792	50,904	404,139
Segment profit	31,850	44,071	9,388	85,309
Depreciation and amortization	3,129	3,697	429	7,255

Year ended June 30, 2014:
Gross revenue	$160,651	$245,944	$63,251	$469,846
Net service revenue	132,795	170,506	46,975	350,276
Segment profit	26,468	35,324	8,754	70,546
Depreciation and amortization	3,253	2,703	426	6,382

Year ended June 30, 2013:
Gross revenue	$138,189	$240,820	$59,940	$438,949
Net service revenue	109,815	163,217	44,218	317,250
Segment profit	23,261	30,836	8,663	62,760
Depreciation and amortization	1,868	2,397	445	4,710

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Operating Segments (Continued)

	Years Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Gross revenue
Gross revenue from reportable operating segments	$541,436	$469,846	$438,949
Reconciling items(1)	4,681	5,831	2,568
Total consolidated gross revenue	$546,117	$475,677	$441,517

Net service revenue
Net service revenue from reportable operating segments	$404,139	$350,276	$317,250
Reconciling items(1)	3,879	4,680	3,153
Total consolidated net service revenue	$408,018	$354,956	$320,403

Income from operations before taxes
Segment profit from reportable operating segments	$85,309	$70,546	$62,760
Corporate shared services(2)	(47,389)	(42,549)	(38,174)
Stock-based compensation expense	(5,149)	(4,658)	(3,832)
Unallocated depreciation and amortization	(2,061)	(2,418)	(2,193)
Interest expense	(134)	(169)	(337)
Total consolidated income from operations before taxes	$30,576	$20,752	$18,224

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$7,255	$6,382	$4,710
Unallocated depreciation and amortization	2,061	2,418	2,193
Total consolidated depreciation and amortization	$9,316	$8,800	$6,903
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

Note 17. Commitments and Contingencies
Exit Strategy Contracts
The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $26,100, of which $7,100 would be covered by insurance.
With respect to one of the projects noted above, the regulatory agency charged with oversight of the project approved a remedial plan that is more expensive than the remedy that had been proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it will not ultimately be responsible for any material remedial costs attributable to the more costly selected remedy. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change. With respect to another one of these projects, the regulatory agency charged with oversight of the project selected a remedy that appears to be consistent with regulatory guidance and the Company’s estimates. However, until the final remedy is formally adopted following a public notice period, it remains reasonably possible that the selected remedial alternative could change and the related costs could increase. The Company's share of the potential remedial costs changes related to these two projects range from $0 to $18,700.
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
TRC Environmental Corporation v. LVI Group Services, Inc., United States District Court for the Western District of Texas, Austin Division 2014. TRC was the prime contractor on a project to demolish and decommission a power plant in Austin, Texas. LVI was a subcontractor on that project, and TRC sued LVI for $3,000 for breaches in connection with LVI’s work. LVI filed a number of responsive pleadings in this lawsuit including a counterclaim for $9,900. TRC believes that its claims against LVI are meritorious and that LVI’s counterclaim is without merit. Nevertheless, an adverse determination on LVI’s counterclaim could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.
The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of June 30, 2015 and June 30, 2014, the Company had recorded accrued liabilities of $4,479 and $5,410, respectively. The Company also has insurance recovery receivables related to the aforementioned litigation-related liabilities of $1,918 and $4,098 as of June 30, 2015 and June 30, 2014, respectively.
The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $11,300, of which $2,500 would be covered by insurance.
The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

Note 18. Quarterly Financial Information (Unaudited)
Management believes the following unaudited quarterly financial information for fiscal years 2015 and 2014, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$123,025	$143,228	$130,777	$149,087
Net service revenue	92,619	99,838	100,994	114,567
Operating income	5,992	6,866	7,149	10,703
Income from operations before taxes	5,961	6,845	7,076	10,694
Net income	3,481	3,997	5,160	6,758
Net income applicable to TRC Companies, Inc.	3,485	4,002	5,165	6,763
Basic earnings per common share	$0.12	$0.13	$0.17	$0.22
Diluted earnings per common share	$0.11	$0.13	$0.17	$0.22
_________________________________

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Year Ended June 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$106,574	$122,592	$120,836	$125,675
Net service revenue	81,252	91,131	88,081	94,492
Operating income	4,254	5,195	2,511	8,961
Income from operations before taxes	4,162	5,157	2,489	8,944
Net income	2,460	3,089	1,429	5,032
Net income applicable to TRC Companies, Inc.	2,487	3,096	1,431	5,037
Basic earnings per common share	$0.08	$0.10	$0.05	$0.17
Diluted earnings per common share	$0.08	$0.10	$0.05	$0.17
_________________________________

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on their evaluation, the Company's management concluded that the Company maintained effective internal controls over financial reporting as of June 30, 2015.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2015, which is included below in this Item 9A of this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the internal control over financial reporting of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015 of the Company and our report dated September 9, 2015 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 9, 2015

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers
The following table presents the name and age of each of the Company's executive officers as of June 30, 2015, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze	53	Chairman of the Board, President and Chief Executive Officer (January 2006)
Thomas W. Bennet, Jr.	55	Senior Vice President and Chief Financial Officer (June 2008)
John W. Cowdery	56	Senior Vice President and Environmental Sector Lead (April 2013)	President, Callard & Cowdery (2010 - 2013); Senior Vice President, Environment, Planning & Infrastructure ICF International (2008 - 2010)
Martin H. Dodd	61	Senior Vice President, General Counsel and Secretary (February 1997)
James Mayer	63	Senior Vice President and Energy Sector Lead (November 2009)	Senior Vice President Power Delivery
Other information required by this item will be contained under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Meetings and Committees" in the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be held November 19, 2015, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by this item will be contained under the captions "Compensation of Executive Officers" and "Director Compensation" in the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be held November 19, 2015, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained under the captions "Principal Shareholders", "Stock Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be held November 19, 2015, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be held November 19, 2015, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information required by this item will be contained under the caption "Appointment of Independent Auditors" in the Company's Proxy Statement for its 2015 Annual Meeting of Shareholders to be held November 19, 2015, and such information is incorporated herein by reference.
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

(a) (3) Exhibits

3.1	Restated Certificate of Incorporation, dated November 18, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1995.
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated July 23 2009, incorporated by reference to the Company's Form 8-K filed on July 23, 2009.
3.2	Bylaws of the Company, as amended, incorporated by reference to the Company's Form S-1 filed on April 16, 1986, Registration No. 33-4896.
*10.1	Restated Stock Option Plan, dated November 22, 2002, incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 2003.
10.2	Amended and Restated 2007 Equity Incentive Plan, incorporated by reference to the Company's Proxy Statement filed on October 22, 2014.
*10.3
Third Amended and Restated Employment Agreement, dated as of June 28, 2011, by and between the Company and Christopher P. Vincze, incorporated by reference to the Company's Form 8-K filed on July 1, 2011.

10.15	Credit Agreement, dated as of April 16, 2013, by and among TRC Companies, Inc., certain of its subsidiaries and RBS Citizens, incorporated by reference to the Company's Form 10-Q filed on May 8, 2013.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
_________________________________

*    This exhibit is a management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRC COMPANIES, INC.
Dated:	September 9, 2015	By:	/s/ CHRISTOPHER P. VINCZE
Christopher P. Vincze Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 9, 2015
Christopher P. Vincze

/s/ JOHN A. CARRIG	Director	September 9, 2015
John A. Carrig

/s/ F. THOMAS CASEY	Director	September 9, 2015
F. Thomas Casey

/s/ STEPHEN M. DUFF	Director	September 9, 2015
Stephen M. Duff

/s/ RICHARD H. GROGAN	Director	September 9, 2015
Richard H. Grogan

/s/ ROBERT W. HARVEY	Director	September 9, 2015
Robert W. Harvey

/s/ STEPHANIE C. HILDEBRANDT	Director	September 9, 2015
Stephanie C. Hildebrandt

/s/ KATHLEEN M. SHANAHAN	Director	September 9, 2015
Kathleen M. Shanahan

/s/ DENNIS E. WELCH	Director	September 9, 2015
Dennis E. Welch

/s/ THOMAS W. BENNET, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 9, 2015
Thomas W. Bennet, Jr.

TRC Companies, Inc.
Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2015

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