Form 10-Q
period 2015-09-25
TRC COMPANIES INC /DE/
filed 2015-11-04
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On October 16, 2015 there were 30,838,344 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED September 25, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 25, 2015	September 26, 2014
Gross revenue	$135,459	$123,025
Less subcontractor costs and other direct reimbursable charges	35,296	30,406
Net service revenue	100,163	92,619
Interest income from contractual arrangements	15	22
Insurance recoverables and other income	742	4,844
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	82,984	81,190
General and administrative expenses	7,999	8,038
Depreciation and amortization	2,264	2,265
Total operating costs and expenses	93,247	91,493
Operating income	7,673	5,992
Interest expense	(28)	(31)
Income from operations before taxes	7,645	5,961
Income tax provision	(3,157)	(2,480)
Net income	4,488	3,481
Net loss applicable to noncontrolling interest	4	4
Net income applicable to TRC Companies, Inc.	$4,492	$3,485

Basic earnings per common share	$0.15	$0.12
Diluted earnings per common share	$0.14	$0.11

Weighted-average common shares outstanding:
Basic	30,635	29,979
Diluted	31,318	30,378

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	September 25, 2015	September 26, 2014
Net income	$4,488	$3,481
Other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(12)	(10)
Tax effect on unrealized loss on available-for-sale securities	5	4
Reclassification for loss on available-for-sale securities included in net income	25	4
Tax effect on realized loss on available-for-sale securities	(10)	(2)
Total other comprehensive income (loss)	8	(4)
Comprehensive income	4,496	3,477
Comprehensive loss attributable to noncontrolling interests	4	4
Comprehensive income attributable to TRC Companies, Inc.	$4,500	$3,481

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 25, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$53,149	$37,296
Restricted cash	—	122
Accounts receivable, less allowance for doubtful accounts	135,141	138,346
Insurance recoverable - environmental remediation	40,919	40,927
Restricted investments	6,382	6,701
Deferred income tax assets	16,281	16,057
Income taxes refundable	497	412
Prepaid expenses and other current assets	14,330	10,499
Total current assets	266,699	250,360
Property and equipment	65,731	64,594
Less accumulated depreciation and amortization	(47,351)	(50,885)
Property and equipment, net	18,380	13,709
Goodwill	37,024	37,024
Long-term deferred income tax assets	2,813	2,867
Long-term restricted investments	18,374	18,385
Long-term prepaid insurance	25,366	25,929
Other assets	9,255	14,607
Total assets	$377,911	$362,881
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,641	$50
Current portion of capital lease obligations	92	166
Accounts payable	31,280	31,999
Accrued compensation and benefits	55,412	47,233
Deferred revenue	12,404	10,612
Environmental remediation liabilities	8,680	8,695
Income taxes payable	1,794	3,271
Other accrued liabilities	41,599	42,170
Total current liabilities	155,902	144,196
Non-current liabilities:
Long-term debt, net of current portion	51	55
Income taxes payable and deferred income tax liabilities	1,695	1,647
Deferred revenue	67,121	68,579
Environmental remediation liabilities	482	489
Total liabilities	225,251	214,966
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 30,834,382 and 30,830,900 shares issued and outstanding, respectively, at September 25, 2015, and 30,485,510 and 30,482,028 shares issued and outstanding, respectively, at June 30, 2015	3,083	3,049
Additional paid-in capital	191,536	191,321
Accumulated deficit	(41,447)	(45,939)
Accumulated other comprehensive loss	(80)	(88)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	153,059	148,310
Noncontrolling interest	(399)	(395)
Total equity	152,660	147,915
Total liabilities and equity	$377,911	$362,881

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 25, 2015	September 26, 2014
Cash flows from operating activities:
Net income	$4,488	$3,481
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	2,264	2,265
Stock-based compensation expense	1,269	1,167
Deferred income taxes	(181)	59
Other non-cash items	594	(24)
Changes in operating assets and liabilities:
Accounts receivable	3,205	(8,651)
Insurance recoverable - environmental remediation	8	(1,688)
Income taxes	(1,514)	1,687
Restricted investments	252	(2,163)
Prepaid expenses and other current assets	(3,852)	(3,867)
Long-term prepaid insurance	563	674
Other assets	168	27
Accounts payable	(444)	(1,764)
Accrued compensation and benefits	7,909	6,497
Deferred revenue	334	125
Environmental remediation liabilities	(22)	2,443
Other accrued liabilities	(653)	2,230
Net cash provided by operating activities	14,388	2,498
Cash flows from investing activities:
Additions to property and equipment	(2,039)	(1,436)
Withdrawals from restricted investments	66	491
Acquisition of businesses, net of cash acquired	—	(1,498)
Proceeds from sale of fixed assets	11	17
Net cash used in investing activities	(1,962)	(2,426)
Cash flows from financing activities:
Payments on long-term debt and other	(1,016)	(947)
Payments on capital lease obligations	(74)	(146)
Proceeds from long-term debt and other	5,632	5,247
Net working capital and additional cash payments on acquisitions	(359)	(1,628)
Shares repurchased to settle tax withholding obligations	(1,527)	(1,435)
Excess tax benefit from stock-based awards	740	52
Proceeds from exercise of stock options	31	—
Net cash provided by financing activities	3,427	1,143
Increase in cash and cash equivalents	15,853	1,215
Cash and cash equivalents, beginning of period	37,296	27,597
Cash and cash equivalents, end of period	$53,149	$28,812
Supplemental cash flow information:
Non-cash consideration for assets acquired	$—	$494

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2014	29,753	$2,975	$187,748	$(65,354)	$(77)	3	$(33)	$125,259	$(376)	$124,883

Net income	—	—	—	3,485	—	—	—	3,485	(4)	3,481
Other comprehensive income	—	—	—	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	776	78	1,089	—	—	—	—	1,167	—	1,167
Shares repurchased to settle tax withholding obligations	(277)	(28)	(1,475)	—	—	—	—	(1,503)	—	(1,503)
Directors' deferred compensation	2	1	12	—	—	—	—	13	—	13
Stock-based compensation income tax deficiencies	—	—	(312)	—	—	—	—	(312)	—	(312)
Balances as of September 26, 2014	30,254	$3,026	$187,062	$(61,869)	$(81)	3	$(33)	$128,105	$(380)	$127,725

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2015	30,486	$3,049	$191,321	$(45,939)	$(88)	3	$(33)	$148,310	$(395)	$147,915

Net income	—	—	—	4,492	—	—	—	4,492	(4)	4,488
Other comprehensive income	—	—	—	—	8	—	—	8	—	8
Exercise of stock options	11	1	30	—	—	—	—	31	—	31
Stock-based compensation	526	52	1,217	—	—	—	—	1,269	—	1,269
Shares repurchased to settle tax withholding obligations	(189)	(19)	(1,778)	—	—	—	—	(1,797)	—	(1,797)
Directors' deferred compensation	1	—	12	—	—	—	—	12	—	12
Stock-based compensation excess tax benefit	—	—	734	—	—	—	—	734	—	734
Balances as of September 25, 2015	30,835	$3,083	$191,536	$(41,447)	$(80)	3	$(33)	$153,059	$(399)	$152,660

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2015 and September 26, 2014
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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to those rules and regulations, but the Company's management believes that the disclosures included herein are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which the Company is considered the primary beneficiary. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Note 2. New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related the accounting for measurement period adjustments. This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The Company adopted this standard effective for its first quarter fiscal 2016. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued an accounting standards update requiring that debt issuance costs related to a recognized debt liability be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted for financial statements that have not been previously issued. In August 2015, the FASB issued an accounting standards update which provides additional guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The Company adopted these standards effective for its first quarter fiscal 2016. The adoption of these standards did not have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the guidance will have on its consolidated financial position and results of operations.

Note 3. Fair Value Measurements
The Company's financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
Level 1 Inputs - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally, this includes debt and equity securities and derivative contracts that are traded on an active exchange market (e.g., the New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.
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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of September 25, 2015 and June 30, 2015:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 25, 2015

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$97	$—	$—	$97
Certificates of deposit	—	106	—	106
Municipal bonds	—	549	—	549
Corporate bonds	—	506	—	506
U.S. government bonds	—	217	—	217
Money market accounts and cash deposits	4,551	—	—	4,551
Total assets	$4,648	$1,378	$—	$6,026

Contingent consideration	$—	$—	$1,167	$1,167
Total liabilities	$—	$—	$1,167	$1,167

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$100	$—	$—	$100
Certificates of deposit	—	106	—	106
Municipal bonds	—	548	—	548
Corporate bonds	—	228	—	228
U.S. government bonds	—	216	—	216
Money market accounts and cash deposits	4,896	—	—	4,896
Total assets	$4,996	$1,098	$—	$6,094

Contingent consideration	$—	$—	$693	$693
Total liabilities	$—	$—	$693	$693
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of September 25, 2015 and June 30, 2015 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: Level 2 of the fair value hierarchy.  At September 25, 2015 and June 30, 2015 the fair value of the Company's debt was not materially different than its carrying value.
Reclassification adjustments for realized gains or losses from available for sale restricted investment securities out of accumulated other comprehensive income are included in the condensed consolidated statements of operations within the insurance recoverables and other income line item.
The Company's contingent consideration liabilities, included in other accrued liabilities on the condensed consolidated balance sheets, are associated with the acquisitions made in the fiscal year ended June 30, 2015. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 as described below.
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

Contingent consideration balance at July 1, 2015	$693
Reduction of liability for payments made	(50)
Increase of liability related to re-measurement of fair value	524
Contingent consideration balance at September 25, 2015	$1,167

Note 4. Stock-Based Compensation

The Company has two plans under which outstanding stock-based awards have been issued: the TRC Companies, Inc. Restated Stock Option Plan (the "Restated Plan"), and the Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan"), (collectively "the Plans"). The Company issues new shares or may utilize treasury shares, when available, to satisfy awards under the Plans. Awards are made by the Compensation Committee of the Board of Directors; however, the Compensation Committee has delegated to the Chief Executive Officer ("CEO") the authority to grant awards for up to 10 shares to employees subject to a limitation of 100 shares in any 12 month period.

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of September 25, 2015, 3,398 shares remained available for grants under the 2007 Plan.

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

During the three months ended September 25, 2015 and September 26, 2014, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended
	September 25, 2015	September 26, 2014
Cost of services	$647	$547
General and administrative expenses	622	620
Total stock-based compensation expense	$1,269	$1,167

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the condensed consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $740 and $52 for the three months ended September 25, 2015 and September 26, 2014, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three months ended September 25, 2015 and September 26, 2014.

A summary of stock option activity for the three months ended September 25, 2015 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2015 (214 exercisable)	215	$8.46
Options exercised	(11)	$2.96
Options expired	(10)	$3.78
Outstanding options as of September 25, 2015	194	$9.02	0.9	$548
Options exercisable as of September 25, 2015	193	$9.04	0.9	$540
Options vested and expected to vest as of September 25, 2015	194	$9.02	0.9	$547

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of September 25, 2015 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $11.83 as of September 25, 2015. The total intrinsic value of options exercised for the three months ended September 25, 2015 and September 26, 2014 was $87 and $0, respectively. The total proceeds received from option exercises for the three months ended September 25, 2015 and September 26, 2014 was $31 and $0, respectively.

As of September 25, 2015, there was $0.2 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 6 non-vested RSA's as of September 25, 2015. There were no RSA's granted during the three months ended September 25, 2015. As of September 25, 2015, there was $15 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the three months ended September 25, 2015 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2015	890	$6.92
Units granted	13	$11.55
Units vested	(290)	$6.32
Units forfeited	(2)	$10.65
Non-vested units as of September 25, 2015	611	$7.30

RSU grants totaled 13 shares with a total weighted-average grant date fair value of $150 during the three months ended September 25, 2015. RSU grants totaled 4 shares with a total weighted-average grant date fair value of $23 during the three months ended September 26, 2014. The total fair value of RSU's vested during the three months ended September 25, 2015 was $2,781. The total fair value of RSU's vested during the three months ended September 26, 2014 was $2,260.

As of September 25, 2015, there was $3,760 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.5 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. There were no PSU grants during during the three months ended September 25, 2015 and September 26, 2014. The total fair value of PSU's vested during the three months ended September 25, 2015, was $2,191. The total fair value of PSU's vested during the three months ended September 26, 2014, was $1,946.

At September 25, 2015, there was $5,171 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of non-vested PSU activity for the three months ended September 25, 2015 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2015	932	—	932	$7.10
Units granted	—	30	30	$6.90
Units vested	(206)	(30)	(236)	$6.26
Units forfeited	(32)	—	(32)	$7.38
Non-vested units as of September 25, 2015	694	—	694	$7.23

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three months ended September 25, 2015 and September 26, 2014:

	Three Months Ended
	September 25, 2015	September 26, 2014
Net income applicable to TRC Companies, Inc.	$4,492	$3,485

Basic weighted-average common shares outstanding	30,635	29,979
Effect of dilutive stock options, RSA's, RSU's and PSU's	683	399
Diluted weighted-average common shares outstanding	31,318	30,378

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.15	$0.12
Diluted earnings per common share	$0.14	$0.11
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	821	1,189

Note 6. Accounts Receivable

The current portion of accounts receivable as of September 25, 2015 and June 30, 2015, were comprised of the following:

	September 25, 2015	June 30, 2015
Billed	$84,395	$80,932
Unbilled	56,815	62,528
Retainage	2,595	3,478
Total accounts receivable - gross	143,805	146,938
Less allowance for doubtful accounts	(8,664)	(8,592)
Total accounts receivable, less allowance for doubtful accounts	$135,141	$138,346

Note 7. Other Accrued Liabilities

As of September 25, 2015 and June 30, 2015, other accrued liabilities were comprised of the following:

	September 25, 2015	June 30, 2015
Contract costs	$28,270	$27,980
Legal accruals	5,171	5,224
Lease obligations	3,601	3,354
Other	4,557	5,612
Total other accrued liabilities	$41,599	$42,170

Note 8. Goodwill and Other Intangible Assets

Goodwill

As of September 25, 2015, the Company had $37,024 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 24, 2015 that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

On September 29, 2014, the Company acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7,198 payable at closing, (ii) a second cash payment of $2,600 placed into escrow, of which $508 was paid in six months and the remaining $2,092 is due in 18 months subject to withholding for various contractual issues, (iii) 50 shares of the Company's common stock valued at $323 on the closing date, and (iv) a $560 net working capital adjustment. The sellers are also entitled to up to $1,500 in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $871 based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3,683, none of which is expected to be tax deductible, and other intangible assets of $3,622 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The carrying amount of goodwill for the three months ended September 25, 2015 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	September 25,	Impairment	September 25,
Operating Segment	2015	Losses	2015	Adjustments	2015	Losses	2015
Energy	$28,506	$(14,506)	$14,000	$—	$28,506	$(14,506)	$14,000
Environmental	40,889	(17,865)	23,024	$—	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	$—	7,224	(7,224)	—
	$76,619	$(39,595)	$37,024	$—	$76,619	$(39,595)	$37,024

Other Intangible Assets

Identifiable intangible assets as of September 25, 2015 and June 30, 2015 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 25, 2015			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$16,618	$(8,580)	$8,038	$16,618	$(7,740)	$8,878
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$17,044	$(8,580)	$8,464	$17,044	$(7,740)	$9,304

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average period of amortization is approximately 6 years for customer relationship assets. The amortization of intangible assets for the three months ended September 25, 2015 was $840. The amortization of intangible assets for the three months ended September 26, 2014 was $713.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2016 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2016	$2,172
2017	2,417
2018	1,815
2019	1,000
2020	454
2021 and Thereafter	180
Total	$8,038

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment review as of April 24, 2015. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended September 25, 2015, and therefore intangible assets were not tested for impairment.

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

Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Credit Agreement also requires the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. The Company was in compliance with the financial covenants under the Credit Agreement as of September 25, 2015. Additionally, the Credit Agreement also limits the payment of cash dividends to $10,000 in aggregate during its term.

As of September 25, 2015 and June 30, 2015, the Company had no borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $2,779 and $2,048 as of September 25, 2015 and June 30, 2015, respectively. Based upon the leverage covenant, the maximum availability under the Credit Agreement was $75,000 and $75,000 as of September 25, 2015 and June 30, 2015, respectively. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $92 and $166, were $72,129 and $72,786 as of September 25, 2015 and June 30, 2015, respectively.

Other Notes Payable

In July 2015, the Company financed $5,632 of insurance premiums payable in eleven equal monthly installments of $517 each, including a finance charge of 1.99%. As of September 25, 2015, the balance outstanding under this agreement was $4,616.

Capital Lease Obligations

During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $749, and accumulated amortization was $658 at September 25, 2015. The average interest rates on the capital leases is 2.18% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	September 25, 2015	June 30, 2015
Current assets:
Restricted investments	$63	$63
Total current assets	63	63
Property and equipment	4,344	—
Other assets	—	4,344
Total assets	$4,407	$4,407
Long-term environmental remediation liabilities	21	21
Total liabilities	$21	$21

The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended September 25, 2015, the Company has provided $4,054 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on a note payable. CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.

Note 11. Income Taxes

The Company's effective tax rate was 41.3% and 41.6% for the three months ended September 25, 2015 and September 26, 2014, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the

Company's overall effective tax rate for the three months ended September 25, 2015 and September 26, 2014, respectively, were the effect of state income taxes.

As of September 25, 2015, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $1,695. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of September 25, 2015, the Company had a tax benefit of $3,519 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $740 was recorded to increase APIC as it reduced income taxes payable during the three months ended September 25, 2015; in addition, a tax deficiency of $6 related to the expiration of vested stock options was recorded to decrease APIC as it reduced deferred tax assets.

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

The Company's chief operating decision maker ("CODM") is its CEO. The Company's CEO manages the business by evaluating the financial results of the three operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, and stock-based compensation expense. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used at the Corporate level are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

On July 1, 2015 the Company made certain changes to its management reporting structure which resulted in a change to the composition of its Energy and Infrastructure operating segments. In addition, certain corporate employees were transfered to the Energy operating segment. As a result, beginning in fiscal year 2016 the Company reports its financial performance based on the current reporting structure. The Company has recast certain prior period amounts to conform to the way it internally manages and monitors segment performance. These changes had no impact on consolidated net income or cash flows and were not material to the segment measurements presented.

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Total

Three months ended September 25, 2015:
Gross revenue	$40,206	$77,331	$20,338	$137,875
Net service revenue	35,297	53,050	13,928	102,275
Segment profit	7,502	10,290	3,052	20,844
Depreciation and amortization	765	989	97	1,851

Three months ended September 26, 2014:
Gross revenue	$38,632	$68,194	$17,364	$124,190
Net service revenue	33,744	47,656	12,726	94,126
Segment profit	5,714	10,158	2,221	18,093
Depreciation and amortization	843	712	110	1,665

	Three Months Ended
Gross revenue	September 25, 2015	September 26, 2014
Gross revenue from reportable operating segments	$137,875	$124,190
Reconciling items (1)	(2,416)	(1,165)
Total consolidated gross revenue	$135,459	$123,025

Net service revenue
Net service revenue from reportable operating segments	$102,275	$94,126
Reconciling items (1)	(2,112)	(1,507)
Total consolidated net service revenue	$100,163	$92,619

Income from operations before taxes
Segment profit from reportable operating segments	$20,844	$18,093
Corporate shared services (2)	(11,489)	(10,334)
Stock-based compensation expense	(1,269)	(1,167)
Unallocated depreciation and amortization	(413)	(600)
Interest expense	(28)	(31)
Total consolidated income from operations before taxes	$7,645	$5,961

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$1,851	$1,665
Unallocated depreciation and amortization	413	600
Total consolidated depreciation and amortization	$2,264	$2,265

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s three operating segments.

Note 13. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional named insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near or beyond the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in material costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $26,000, of which $6,400 would be covered by insurance.

With respect to one of the projects noted above, the regulatory agency charged with oversight of the project approved a remedial plan that is more expensive than the remedy that had been proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it will not ultimately be responsible for any material remedial costs attributable to the more costly selected remedy. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change. With respect to another one of these projects, the regulatory agency charged with oversight of the project selected a remedy that is consistent with regulatory guidance and the Company’s estimates. However, until the final remedy is actually implemented, it remains reasonably possible that the volumes associated with the selected remedial alternative could change and the related costs could increase. The Company's estimated share of the potential remedial cost changes related to these two projects range from $0 to $18,700.

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

TRC Environmental Corporation v. LVI Group Services, Inc., United States District Court for the Western District of Texas, Austin Division 2014. TRC was the prime contractor on a project to demolish and decommission a power plant in Austin, Texas. LVI was a subcontractor on that project, and TRC sued LVI for approximately $3,000 for breaches in connection with LVI’s work. LVI filed a number of responsive pleadings in this lawsuit including a counterclaim for approximately $9,900. TRC believes that its claims against LVI are meritorious and that LVI’s counterclaim is without merit. Nevertheless, an adverse determination on LVI’s counterclaim could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450 "Contingencies". As of September 25, 2015 and June 30, 2015, the Company had recorded litigation accruals of $4,273 and $4,479, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $1,897 and $1,918 as of September 25, 2015 and June 30, 2015, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $11,200, of which $2,500 would be covered by insurance.

Note 14. Subsequent Events
On October 3, 2015, the Company entered into an agreement to acquire the Professional Services business segment of Willbros Group, Inc. ("Professional Services"). The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of the Company’s fiscal 2016.
Headquartered in Tulsa, Oklahoma, Professional Services has approximately 850 employees in nine offices nationwide. It provides a wide variety of engineering, EPC/EPCM, field solutions and integrity services to the oil and gas transmission and midstream market, as well as at government facilities. Upon closing, Professional Services will become a fourth TRC operating segment known as “Pipeline Services.”
The purchase price is $130,000 of cash, subject to adjustment based on estimated working capital on the date of closing.
The Purchase Agreement contains representations and warranties and covenants customary for a transaction of this nature, including, without limitation, covenants regarding (i) the conduct of the business of the Professional Services business prior to the consummation of the acquisition and (ii) the use of commercially reasonable efforts to complete the acquisition and cause the other transactions contemplated by the Purchase Agreement to be consummated. TRC has committed financing for the transaction from its principal lender, and TRC's obligation to close the transaction is not subject to the receipt of financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 25, 2015 and September 26, 2014

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The three months ended September 25, 2015 contained one less business day than the prior fiscal year period.

The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as "may", "expects", "plans", "anticipates", "believes", "estimates", or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors described in the sections captioned "Critical Accounting Policies" and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as well as in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

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

On September 29, 2014, we acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7.2 million payable at closing, (ii) a second cash payment of $2.6 million placed into escrow, of which $0.5 million was paid in six months and the remaining $2.1 million is due in 18 months subject to withholding for various contractual issues, (iii) 50 shares of our common stock valued at $0.3 million on the closing date, and (iv) a $0.6 million net working capital adjustment. The sellers are also entitled to up to $1.5 million in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.9 million based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3.7 million, none of which is expected to be tax deductible, and other intangible assets of $3.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

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
On July 1, 2015 we made certain changes to our management reporting structure which resulted in a change to the composition of the Energy and Infrastructure operating segments. In addition, certain corporate employees were transfered to the Energy operating segment. As a result, beginning in fiscal year 2016 we report our financial performance based on the current reporting structure. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance. These changes had no impact on consolidated net income or cash flows and were not material to the segment measurements presented.

The following table presents the approximate percentage of our NSR by operating segment for the three months ended September 25, 2015 and September 26, 2014:

	Three Months Ended
	September 25, 2015	September 26, 2014
Energy	34%	36%
Environmental	52%	51%
Infrastructure	14%	13%
	100%	100%
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

Environmental: Although there had been signs of growth in this market following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The last decade saw growth in nearly all aspects of this market. The fundamental market drivers remain in place, and this market also benefits from evolving regulatory developments particularly with respect to air quality, the clean power plant program and the continuing need to enhance our aging transportation and energy infrastructure. Recent indicators suggest that certain elements of this marketplace continue to take a cautious approach to expenditures. Nevertheless we have seen strong demand for remediation services and environmental permitting of pipeline projects. Shale gas, renewables and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure. Demand from oil and gas customers for midstream-related services has recently been strong.

Infrastructure: Although long-term prospects should be favorable and our backlog is up significantly, demand for infrastructure services is generally expected to continue to be flat. The overall infrastructure construction markets did benefit from the federal funding certainty provided by the MAP-21 federal transportation bill that was signed into law in July 2012. Although MAP-21 was originally scheduled to expire in August 2015, it has been extended to November 20, 2015.  On July 30, 2015, the Senate passed its six-year DRIVE Act surface transportation bill, which included three years of funding. On October 22, 2015 the House Transportation and Infrastructure Committee passed a $325 billion six-year Surface Transportation Reauthorization and Reform Act, and there is some hope that a long-term transportation bill could be presented to the President in November. While the states continue to face long-term infrastructure needs, including the need for maintenance, repair and upgrade of the existing critical infrastructure as well as the need to build new facilities; US Department of Transportation Secretary Anthony Foxx has previously stated that absent any action by Congress to pass a surface transportation reauthorization measure, the Federal Government will not be able to continue reimbursing the states for portions of ongoing or future projects.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to compile these estimates, which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities Exchange Commission ("SEC") on September 9, 2015. No material changes concerning our critical accounting policies have occurred since June 30, 2015.

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three months ended September 25, 2015 and September 26, 2014:

	Three Months Ended
	September 25,	September 26,	Change
(Dollars in thousands)	2015	2014	$	%
Gross revenue	$135,459	$123,025	$12,434	10.1%
Less subcontractor costs and other direct reimbursable charges	35,296	30,406	4,890	16.1
Net service revenue	100,163	92,619	7,544	8.1
Interest income from contractual arrangements	15	22	(7)	(31.8)
Insurance recoverables and other income	742	4,844	(4,102)	(84.7)
Cost of services (exclusive of costs shown separately below)	82,984	81,190	1,794	2.2
General and administrative expenses	7,999	8,038	(39)	(0.5)
Depreciation and amortization	2,264	2,265	(1)	—
Operating income	7,673	5,992	1,681	28.1
Interest expense	(28)	(31)	3	(9.7)
Income from operations before taxes	7,645	5,961	1,684	28.3
Income tax provision	(3,157)	(2,480)	(677)	27.3
Net income	4,488	3,481	1,007	28.9
Net loss applicable to noncontrolling interest	4	4	—	—
Net income applicable to TRC Companies, Inc.	$4,492	$3,485	$1,007	28.9%

Three Months Ended September 25, 2015

Gross revenue increased $12.4 million, or 10.1%, to $135.5 million for the three months ended September 25, 2015 from $123.0 million for the same period in the prior year. Organic activities accounted for $9.0 million, or 72.4%, of the growth in gross revenue, and acquisitions accounted for the remaining $3.4 million, or 27.6%, of the increase. The growth in organic gross revenue was largely driven by our Environmental operating segment, where organic gross revenue increased $6.3 million due to increased demand from our oil and gas clients for services principally associated with midstream activities. The balance of the organic growth was primarily driven by our Infrastructure operating segment where organic gross revenue increased $3.0 million, driven by demand for services from our state transportation and commercial clients.

NSR increased $7.5 million, or 8.1%, to $100.2 million for the three months ended September 25, 2015 from $92.6 million for the same period in the prior year. Organic activities accounted for $4.9 million, or 65.0%, of the growth in NSR, and acquisitions accounted for the remaining $2.6 million, or 35.0%, of the increase. The increase in organic NSR was primarily attributable to our Environmental and Infrastructure operating segments where NSR increased $3.2 million and $1.2 million respectively. The organic NSR increases are due to the same factors that led to the increases in gross revenue.

Insurance recoverables and other income decreased $4.1 million, or 84.7%, to $0.7 million for the three months ended September 25, 2015 from $4.8 million for the same period in the prior year. In the three months ended September 26, 2014, an Exit Strategy project had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, was projected to be funded by the project specific insurance policy. We did not experience the same level of estimated cost increases in the current quarter.

COS increased $1.8 million, or 2.2%, to $83.0 million for the three months ended September 25, 2015 from $81.2 million for the same period in the prior year. Acquisitions accounted for $2.3 million of the increase in COS, while organic COS decreased by $0.5 million. The decrease in organic COS was primarily attributable to increased contract costs recorded in the prior year period. As aforementioned, we recorded estimated cost increases on an Exit Strategy project in the prior year period, which did not recur at the same level in the current quarter. As a percentage of NSR, COS were 82.8% and 87.7% for the three months ended September 25, 2015 and September 26, 2014, respectively. The decrease in COS as a percentage of NSR was largely attributable to the prior year impact of the Exit Strategy costs noted above.

G&A expenses decreased $39.0 thousand, or 0.5%, to $8.0 million for the three months ended September 25, 2015 from $8.0 million for the same period in the prior year. As a percentage of NSR, G&A expenses were 8.0% and 8.7% for the three months ended September 25, 2015 and September 26, 2014, respectively. The decrease in G&A as a percentage of NSR was largely attributable to cost control initiatives, in particular travel and technology related expenses.

Our effective tax rate was 41.3% for the three months ended September 25, 2015, compared to 41.6% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three months ended September 25, 2015 and September 26, 2014:

	Three Months Ended
	September 25, 2015	September 26, 2014
Net service revenue	100.0%	100.0%
Interest income from contractual arrangements	—	—
Insurance recoverables and other income	0.7	5.2
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	82.8	87.7
General and administrative expenses	8.0	8.7
Depreciation and amortization	2.3	2.4
Total operating costs and expenses	93.1	98.8
Operating income	7.7	6.5
Interest expense	—	—
Income from operations before taxes	7.6	6.4
Income tax provision	(3.2)	(2.7)
Net income	4.5%	3.8%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended
	September 25,	September 26,	Change
(Dollars in thousands)	2015	2014	$	%
Gross revenue	$40,206	$38,632	$1,574	4.1%
Net service revenue	$35,297	$33,744	$1,553	4.6%
Segment profit	$7,502	$5,714	$1,788	31.3%

Gross revenue increased $1.6 million, or 4.1%, for the three months ended September 25, 2015, compared to the same period in the prior year. Acquisitions provided $0.6 million of gross revenue growth for the three months ended September 25, 2015. Organic gross revenue increased $1.0 million for the three months ended September 25, 2015, compared to the same period in the prior year. The increase in organic gross revenue during the three months ended September 25, 2015 was primarily attributable increased activity related to electric distribution projects.

NSR increased $1.6 million, or 4.6%, for the three months ended September 25, 2015, compared to the same period in the prior year. Acquisitions provided $0.5 million of NSR growth while organic NSR increased $1.1 million during the three months ended September 25, 2015 compared to the same period in the prior year. The increase in organic NSR during the three months ended September 25, 2015 was due to the same factors that led to the increase in gross revenue.

The Energy operating segment's profit increased $1.8 million, or 31.3%, for the three months ended September 25, 2015, compared to the same period in the prior year. Organic segment profit increased $1.8 million while acquisitions provided $0.0 million of segment profit growth for the three months ended September 25, 2015, compared to the same period in the prior year. The increase in organic segment profit for the three months ended September 25, 2015 was attributable to overhead cost control efforts as well as increased contract costs recorded in the prior year period. These increased contract costs did not recur at the same level in the current year period. As a percentage of NSR, the Energy operating segment's profit increased to 21.3% from 16.9% for the three months ended September 25, 2015 compared to the same period of the prior year.

Environmental Operating Segment Results

	Three Months Ended
	September 25,	September 26,	Change
(Dollars in thousands)	2015	2014	$	%
Gross revenue	$77,331	$68,194	$9,137	13.4%
Net service revenue	$53,050	$47,656	$5,394	11.3%
Segment profit	$10,290	$10,158	$132	1.3%

Gross revenue increased $9.1 million, or 13.4%, for the three months ended September 25, 2015, compared to the same period in the prior year. Organic gross revenue increased $6.3 million while acquisitions provided $2.8 million of gross revenue growth for the three months ended September 25, 2015, compared to the same period in the prior year. The increase in organic gross revenue for the three months ended September 25, 2015 was due to increased demand from our oil and gas clients for services principally associated with midstream activities.

NSR increased $5.4 million, or 11.3%, for the three months ended September 25, 2015, compared to the same period in the prior year. Organic NSR increased $3.2 million while acquisitions provided $2.2 million of NSR growth for the current quarter compared to the same period in the prior year. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue.

The Environmental operating segment's profit increased $0.1 million, or 1.3%, for the three months ended September 25, 2015, compared to the same period in the prior year. The segment profit growth for the three months ended September 25, 2015 was all organic. As a percentage of NSR, the Environmental operating segment's profit decreased to 19.4% from 21.3% for the three months ended September 25, 2015, compared to the same period of the prior year. Segment profit growth lagged NSR growth due to the timing of change orders as well as costs associated with organic investments as we continue to develop our position to take advantage of future market conditions.

Infrastructure Operating Segment Results

	Three Months Ended
	September 25,	September 26,	Change
(Dollars in thousands)	2015	2014	$	%
Gross revenue	$20,338	$17,364	$2,974	17.1%
Net service revenue	$13,928	$12,726	$1,202	9.4%
Segment profit	$3,052	$2,221	$831	37.4%

Gross revenue increased $3.0 million, or 17.1%, for the three months ended September 25, 2015, compared to the same period in the prior year. The increase in gross revenue in the three months ended September 25, 2015 was primarily driven by increased work on several large transportation design projects.

NSR increased $1.2 million, or 9.4%, for the three months ended September 25, 2015, compared to the same period in the prior year. The increase in NSR was largely attributable to the same factors that led to the increase in gross revenue. NSR grew at a lower rate than gross revenue due to the increased demand for subcontractor services.

The Infrastructure operating segment's profit increased $0.8 million, or 37.4%, for the three months ended September 25, 2015, compared to the same period in the prior year. The increase in the Infrastructure operating segment's profit during the three months ended September 25, 2015 was attributable to improved labor utilization as well as the same factors that led to the increase in NSR. As a percentage of NSR, the Infrastructure operating segment's profit increased to 21.9% from 17.5% for the three months ended September 25, 2015, compared to the same period of the prior year.

Backlog by Operating Segment

As of September 25, 2015, our contract backlog based on gross revenue was $526 million, compared to $395 million as of September 26, 2014. Our contract backlog based on NSR was $319 million as of September 25, 2015, compared to $260 million as of September 26, 2014. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at September 25, 2015 and September 26, 2014 (in millions):

	Gross Revenue Backlog				NSR Backlog
	September 25,	September 26,	Change		September 25,	September 26,	Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%
Energy	$168	$98	$70	71.4%	$98	$86	$12	14.0%
Environmental	233	222	11	5.0%	130	127	3	2.4%
Infrastructure	125	75	50	66.7%	91	47	44	93.6%
Total	$526	$395	$131	33.2%	$319	$260	$59	22.7%

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

The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended
	September 25,	September 26,
(Dollars in thousands)	2015	2014
Number of projects	1,213	1,257
Net increase (reduction) in project profitability	$(383)	$(2,483)

Net increase (reduction) in project profitability by operating segment:
Energy	$386	$(2,179)
Environmental	(174)	(42)
Infrastructure	(595)	(262)
Total	$(383)	$(2,483)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the three months ended September 25, 2015 and September 26, 2014 (in thousands):

	Three Months Ended
	September 25,	September 26,	Change
(Dollars in thousands)	2015	2014	$	%
Net cash provided by operating activities	$14,388	$2,498	$11,890	476.0%
Net cash used in investing activities	(1,962)	(2,426)	(464)	(19.1)%
Net cash provided by financing activities	3,427	1,143	2,284	199.8%

As of September 25, 2015, cash and cash equivalents increased by $15.9 million, or 42.5%, to $53.1 million, compared to the fiscal year ended June 30, 2015.

Net cash provided by operating activities increased by $11.9 million, or 476.0%, to $14.4 million for the three months ended September 25, 2015, compared to $2.5 million of cash provided for the same period of the prior year. The increase was due to higher income, adjusted for non-cash charges, in the three months ended September 25, 2015 compared to the same period of the prior year, as well as favorable collections activity with respect to accounts receivable in the current year period.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 90 days as of September 25, 2015 from 83 days as of June 30, 2015, and decreased from 92 days when compared to September 26, 2014. Our goal is to maintain DSO at less than 80 days.

Net cash used in investing activities decreased by $0.5 million, or 19.1%, to $2.0 million for the three months ended September 25, 2015, compared to $2.4 million of cash used for the same period of the prior year. The decrease was primarily attributable to a $1.5 million decrease in cash paid for acquisitions, offset by a $0.6 million increase in property and equipment.

Net cash provided by financing activities increased by $2.3 million, or 199.8%, to $3.4 million for the three months ended September 25, 2015, compared to $1.1 million of cash provided for the same period of the prior year. The increase was primarily due a $0.7 million increase in excess tax benefits from stock-based awards, and a decrease of $1.3 million in payments related to prior acquisitions.

Long-Term Debt

Revolving Credit Facility

See a discussion of our revolving credit facility (the "Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

Management presents Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Consolidated Adjusted EBITDA, which are non-U.S. GAAP measures, because we believe they are useful tools for us, our lenders and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Consolidated EBITDA and Consolidated Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, because not all companies calculate EBITDA in an identical manner. Consolidated EBITDA and Consolidated Adjusted EBITDA are not intended to represent cash flows for the period or funds available for management's discretionary use, nor are they represented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. Our Consolidated EBITDA and Consolidated Adjusted EBITDA should be evaluated in conjunction with U.S. GAAP measures such as operating income, net income, cash flows from operations and other measures of equal or greater importance. Consolidated EBITDA is presented below based on both the definition used in our Credit Agreement (Consolidated Adjusted EBITDA) as well as a more typical calculation method. Set forth below is a reconciliation of Net Income applicable to TRC Companies, Inc. to Consolidated EBITDA and Consolidated Adjusted EBITDA, as calculated under the Credit Agreement, for the trailing twelve-month period ended September 25, 2015 (in thousands):

	Trailing Twelve-Months Ended
(Dollars in thousands)	September 25, 2015	September 26, 2014
Net income applicable to TRC Companies, Inc.	$20,422	$13,049
Interest expense	131	108
Provision for income taxes	11,857	9,520
Depreciation and amortization	9,315	8,889
Net loss applicable to noncontrolling interest	(20)	(18)
Consolidated EBITDA	41,705	31,548
Less: Interest expense on excluded indebtedness	(56)	(68)
Less: Interest and penalties on income taxes	7	9
Add: Non-cash losses and expenses - Stock-Based Compensation Expense	5,251	4,670
Consolidated Adjusted EBITDA under the Credit Agreement	$46,907	$36,159

The actual results as compared to the covenant requirements under the Credit Agreement as of September 25, 2015 for the measurement periods described below are as follows (in thousands):

(Dollars in thousands)	Measurement Period	Actual	Required
Minimum consolidated adjusted EBITDA	Trailing 12 months	$46,907	Must exceed	$20,000
Maximum leverage ratio	Trailing 12 months	0.06 to 1.00	Not to exceed	2.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	51.65 to 1.00	Must exceed	1.25 to 1.00

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 25, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 25, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the Company's quarter ended September 25, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Legal Matters in Note 13 - Commitments and Contingencies, under Part I, Item 1, Financial Information.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

2.1
Securities Purchase Agreement dated as of October 3, 2015, by and among TRC Solutions, Inc., as purchaser, TRC Companies, Inc., Willbros United States Holdings, Inc., as seller, and Willbros Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015)

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

TRC COMPANIES, INC.

November 4, 2015	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)