Form 10-Q
period 2015-12-25
TRC COMPANIES INC /DE/
filed 2016-02-03
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On January 13, 2016 there were 31,039,435 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED December 25, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Gross revenue	$157,743	$143,228	$293,202	$266,253
Less subcontractor costs and other direct reimbursable charges	46,361	43,390	81,657	73,796
Net service revenue	111,382	99,838	211,545	192,457
Interest income from contractual arrangements	27	22	42	44
Insurance recoverables and other income	1,031	641	1,773	5,485
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	93,676	82,599	176,660	163,789
General and administrative expenses	8,046	8,395	15,167	16,433
Acquisition and integration expenses	1,240	—	2,118	—
Depreciation and amortization	2,780	2,641	5,044	4,906
Total operating costs and expenses	105,742	93,635	198,989	185,128
Operating income	6,698	6,866	14,371	12,858
Interest income	137	—	137	—
Interest expense	(461)	(21)	(489)	(52)
Income from operations before taxes	6,374	6,845	14,019	12,806
Income tax provision	(2,439)	(2,848)	(5,596)	(5,328)
Net income	3,935	3,997	8,423	7,478
Net loss applicable to noncontrolling interest	2	5	6	9
Net income applicable to TRC Companies, Inc.	$3,937	$4,002	$8,429	$7,487

Basic earnings per common share	$0.13	$0.13	$0.27	$0.25
Diluted earnings per common share	$0.13	$0.13	$0.27	$0.25

Weighted-average common shares outstanding:
Basic	30,968	30,329	30,805	30,157
Diluted	31,369	30,531	31,347	30,458

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Net income	$3,935	$3,997	$8,423	$7,478
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(11)	3	(23)	(7)
Tax effect on unrealized (loss) gain on available-for-sale securities	5	(1)	10	3
Reclassification for loss on available-for-sale securities included in net income	5	3	30	7
Tax effect on realized loss on available-for-sale securities	(2)	(1)	(12)	(3)
Total other comprehensive (loss) income	(3)	4	5	—
Comprehensive income	3,932	4,001	8,428	7,478
Comprehensive loss attributable to noncontrolling interests	2	5	6	9
Comprehensive income attributable to TRC Companies, Inc.	$3,934	$4,006	$8,434	$7,487

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	December 25, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,450	$37,296
Restricted cash	199	122
Accounts receivable, less allowance for doubtful accounts	152,608	138,346
Insurance recoverable - environmental remediation	40,422	40,927
Restricted investments	6,582	6,701
Deferred income tax assets	15,414	16,057
Income taxes refundable	—	412
Prepaid expenses and other current assets	23,902	10,499
Total current assets	248,577	250,360
Property and equipment	71,018	64,594
Less accumulated depreciation and amortization	(48,607)	(50,885)
Property and equipment, net	22,411	13,709
Goodwill	101,697	37,024
Intangible assets, net	51,888	9,304
Long-term deferred income tax assets	2,583	2,867
Long-term restricted investments	17,102	18,385
Long-term prepaid insurance	24,809	25,929
Other assets	23,131	5,303
Total assets	$492,198	$362,881
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$22,242	$50
Current portion of capital lease obligations	33	166
Accounts payable	33,202	31,999
Accrued compensation and benefits	44,858	47,233
Deferred revenue	16,350	10,612
Environmental remediation liabilities	8,673	8,695
Income taxes payable	230	3,271
Other accrued liabilities	46,243	42,170
Total current liabilities	171,831	144,196
Non-current liabilities:
Long-term debt, net of current portion	96,563	55
Income taxes payable and deferred income tax liabilities	1,863	1,647
Deferred revenue	63,567	68,579
Environmental remediation liabilities	450	489
Total liabilities	334,274	214,966
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 31,039,895 and 31,036,413 shares issued and outstanding, respectively, at December 25, 2015, and 30,485,510 and 30,482,028 shares issued and outstanding, respectively, at June 30, 2015	3,104	3,049
Additional paid-in capital	192,847	191,321
Accumulated deficit	(37,510)	(45,939)
Accumulated other comprehensive loss	(83)	(88)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	158,325	148,310
Noncontrolling interest	(401)	(395)
Total equity	157,924	147,915
Total liabilities and equity	$492,198	$362,881

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 25, 2015	December 26, 2014
Cash flows from operating activities:
Net income	$8,423	$7,478
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	5,044	4,906
Amortization of debt issuance costs	119	—
Stock-based compensation expense	2,780	2,376
Deferred income taxes	892	179
Other non-cash items	476	66
Changes in operating assets and liabilities:
Accounts receivable	12,143	(13,669)
Insurance recoverable - environmental remediation	505	(1,516)
Income taxes	(2,426)	90
Restricted investments	914	(1,580)
Prepaid expenses and other current assets	(6,442)	(2,052)
Long-term prepaid insurance	1,120	1,355
Other assets	558	(14)
Accounts payable	(1,328)	3,464
Accrued compensation and benefits	(9,574)	(3,018)
Deferred revenue	676	(1,342)
Environmental remediation liabilities	(61)	2,289
Other accrued liabilities	(383)	2,194
Net cash provided by operating activities	13,436	1,206
Cash flows from investing activities:
Additions to property and equipment	(4,013)	(3,962)
Withdrawals from restricted investments	466	739
Acquisition of businesses, net of cash acquired	(119,600)	(11,214)
Proceeds from sale of fixed assets	29	30
Net cash used in investing activities	(123,118)	(14,407)
Cash flows from financing activities:
Borrowings under revolving credit facility	27,000	—
Repayments under revolving credit facility	(18,000)	—
Payments on long-term debt and other	(2,970)	(2,722)
Payments on capital lease obligations	(133)	(321)
Proceeds from long-term debt and other	81,523	5,247
Payments of issuance costs on credit facility	(3,248)	—
Net working capital and additional cash payments on acquisitions	(1,132)	(2,084)
Shares repurchased to settle tax withholding obligations	(2,886)	(1,499)
Excess tax benefit from stock-based awards	1,473	251
Proceeds from exercise of stock options	209	10
Net cash provided by (used in) financing activities	81,836	(1,118)
Decrease in cash and cash equivalents	(27,846)	(14,319)
Cash and cash equivalents, beginning of period	37,296	27,597
Cash and cash equivalents, end of period	$9,450	$13,278
Supplemental cash flow information:
Non-cash consideration for business acquired	$7,500	$1,952

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2014	29,753	$2,975	$187,748	$(65,354)	$(77)	3	$(33)	$125,259	$(376)	$124,883

Net income	—	—	—	7,487	—	—	—	7,487	(9)	7,478
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with business acquired	50	5	318	—	—	—	—	323	—	323
Exercise of stock options	4	—	10	—	—	—	—	10	—	10
Stock-based compensation	832	83	2,293	—	—	—	—	2,376	—	2,376
Shares repurchased to settle tax withholding obligations	(290)	(29)	(1,566)	—	—	—	—	(1,595)	—	(1,595)
Directors' deferred compensation	4	1	24	—	—	—	—	25	—	25
Stock-based compensation income tax deficiencies	—	—	(185)	—	—	—	—	(185)	—	(185)
Balances as of December 26, 2014	30,353	$3,035	$188,642	$(57,867)	$(77)	3	$(33)	$133,700	$(385)	$133,315

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2015	30,486	$3,049	$191,321	$(45,939)	$(88)	3	$(33)	$148,310	$(395)	$147,915

Net income	—	—	—	8,429	—	—	—	8,429	(6)	8,423
Other comprehensive income	—	—	—	—	5	—	—	5	—	5
Exercise of stock options	30	3	206	—	—	—	—	209	—	209
Stock-based compensation	808	81	2,699	—	—	—	—	2,780	—	2,780
Shares repurchased to settle tax withholding obligations	(287)	(29)	(2,857)	—	—	—	—	(2,886)	—	(2,886)
Directors' deferred compensation	3	—	37	—	—	—	—	37	—	37
Stock-based compensation excess tax benefit	—	—	1,441	—	—	—	—	1,441	—	1,441
Balances as of December 25, 2015	31,040	$3,104	$192,847	$(37,510)	$(83)	3	$(33)	$158,325	$(401)	$157,924

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)

Note 1. Company Background and Basis of Presentation
TRC Companies, Inc., through its subsidiaries (collectively, the "Company"), provides integrated engineering, consulting, and construction management services. Its project teams help its commercial and governmental clients implement environmental, energy, infrastructure and pipeline projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.
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
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In second quarter fiscal 2016, the Company concluded that it was appropriate to separately present its intangibles assets on its condensed consolidated balance sheets. Previously, such intangibles assets had been classified as other assets on the face of the condensed consolidated balance sheets.

Note 2. New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which simplifies the balance sheet classification of deferred taxes. This standard requires that all deferred tax assets and liabilities be classified as non-current in the classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance.  The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period with early application permitted. This standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This standard will be effective for the Company's fiscal year beginning July 1, 2017.   The Company is currently in the process of evaluating the effects of this standard on our condensed consolidated financial statements, including potential early adoption.
In September 2015, the FASB issued an accounting standards update related to the accounting for measurement period adjustments. This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted. The standard is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the standard. The Company adopted this standard effective for its first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued an accounting standards update requiring that debt issuance costs related to a recognized debt liability be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted for financial statements that have not been previously issued. In August 2015, the FASB issued an accounting standards update which provides additional guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The Company adopted these standards effective for its first quarter of fiscal 2016. The adoption of these standards did not have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the standard will have on its condensed consolidated financial statements.

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

The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of December 25, 2015 and June 30, 2015:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 25, 2015

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$99	$—	$—	$99
Certificates of deposit	—	105	—	105
Municipal bonds	—	544	—	544
Corporate bonds	—	501	—	501
U.S. government bonds	—	216	—	216
Money market accounts and cash deposits	4,507	—	—	4,507
Total assets	$4,606	$1,366	$—	$5,972

Contingent consideration	$—	$—	$283	$283
Total liabilities	$—	$—	$283	$283
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$100	$—	$—	$100
Certificates of deposit	—	106	—	106
Municipal bonds	—	548	—	548
Corporate bonds	—	228	—	228
U.S. government bonds	—	216	—	216
Money market accounts and cash deposits	4,896	—	—	4,896
Total assets	$4,996	$1,098	$—	$6,094

Contingent consideration	$—	$—	$693	$693
Total liabilities	$—	$—	$693	$693
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of December 25, 2015 and June 30, 2015 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: Level 2 of the fair value hierarchy.  At December 25, 2015 and June 30, 2015 the fair value of the Company's debt was not materially different than its carrying value.
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
Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved. The table below presents a roll-forward of the contingent consideration liabilities valued using Level 3 inputs:

Contingent consideration balance at July 1, 2015	$693
Reduction of liability for payments made	(806)
Increase of liability related to re-measurement of fair value	396
Contingent consideration balance at December 25, 2015	$283

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

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of December 25, 2015, 2,874 shares remained available for grants under the 2007 Plan.

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

During the three and six months ended December 25, 2015 and December 26, 2014, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Cost of services	$802	$582	$1,449	$1,129
General and administrative expenses	709	627	1,331	1,247
Total stock-based compensation expense	$1,511	$1,209	$2,780	$2,376

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the condensed consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $1,473 and $251 for the six months ended December 25, 2015 and December 26, 2014, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the six months ended December 25, 2015 and December 26, 2014.

A summary of stock option activity for the six months ended December 25, 2015 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2015 (214 exercisable)	215	$8.46
Options exercised	(30)	$6.84
Options expired	(26)	$6.70
Outstanding options as of December 25, 2015	159	$9.05	0.8	$150
Options exercisable as of December 25, 2015	158	$9.08	0.7	$145
Options vested and expected to vest as of December 25, 2015	159	$9.05	0.8	$150

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of December 25, 2015 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $9.72 as of December 25, 2015. The total intrinsic value of options exercised for the six months ended December 25, 2015 and December 26, 2014 was $120 and $20, respectively. The total proceeds received from option exercises for the six months ended December 25, 2015 and December 26, 2014 was $209 and $10, respectively.

As of December 25, 2015, there was $1 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 2 non-vested RSA's as of December 25, 2015. There were no RSA's granted during the six months ended December 25, 2015. As of December 25, 2015, there was $11 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the six months ended December 25, 2015 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2015	890	$6.92
Units granted	271	$11.17
Units vested	(397)	$6.50
Units forfeited	(3)	$8.72
Non-vested units as of December 25, 2015	761	$8.65

RSU grants totaled 258 and 271 shares with a total weighted-average grant date fair value of $2,876 and $3,026 during the three and six months ended December 25, 2015, respectively. RSU grants totaled 373 and 377 shares with a total weighted-average grant date fair value of $2,554 and $2,578 during the three and six months ended December 26, 2014. The total fair value of RSU's vested during the three and six months ended December 25, 2015 was $1,165 and $3,946, respectively. The total fair value of RSU's vested during the three and six months ended December 26, 2014 was $335 and $2,594, respectively.

As of December 25, 2015, there was $5,912 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.8 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 410 and 464 with a total weighted-average grant date fair value of $3,668 and $2,986 during the six months ended December 25, 2015 and December 26, 2014, respectively. The total fair value of PSU's vested during the six months ended December 25, 2015, was $4,097. The total fair value of PSU's vested during the six months ended December 26, 2014, was $1,946.

At December 25, 2015, there was $8,042 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 2.6 years.

A summary of non-vested PSU activity for the six months ended December 25, 2015 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2015	932	—	932	$7.10
Units granted	324	86	410	$11.30
Units vested	(321)	(86)	(407)	$6.54
Units forfeited	(33)	—	(33)	$7.39
Non-vested units as of December 25, 2015	902	—	902	$8.73

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 25, 2015 and December 26, 2014:

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Net income applicable to TRC Companies, Inc.	$3,937	$4,002	$8,429	$7,487

Basic weighted-average common shares outstanding	30,968	30,329	30,805	30,157
Effect of dilutive stock options, RSA's, RSU's and PSU's	401	202	542	301
Diluted weighted-average common shares outstanding	31,369	30,531	31,347	30,458

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.13	$0.13	$0.27	$0.25
Diluted earnings per common share	$0.13	$0.13	$0.27	$0.25
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,423	2,098	1,282	2,000

Note 6. Accounts Receivable

The current portion of accounts receivable as of December 25, 2015 and June 30, 2015, were comprised of the following:

	December 25, 2015	June 30, 2015
Billed	$109,444	$80,932
Unbilled	49,319	62,528
Retainage	2,357	3,478
Total accounts receivable - gross	161,120	146,938
Less allowance for doubtful accounts	(8,512)	(8,592)
Total accounts receivable, less allowance for doubtful accounts	$152,608	$138,346

Note 7. Other Accrued Liabilities

As of December 25, 2015 and June 30, 2015, other accrued liabilities were comprised of the following:

	December 25, 2015	June 30, 2015
Contract costs	$29,408	$27,980
Legal accruals	4,630	5,224
Lease obligations	3,492	3,354
Other	8,713	5,612
Total other accrued liabilities	$46,243	$42,170

Note 8. Business Acquisitions, Goodwill and Other Intangible Assets

Business Acquisitions and Goodwill

As of December 25, 2015, the Company had $101,697 of goodwill, and the Company does not believe there were any events or changes in circumstances since the last goodwill assessment on April 24, 2015 that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

On November 30, 2015, the Company acquired the Professional Services business ("Pipeline Services") of Willbros Group ("Willbros") in an all cash transaction. The $127,455 purchase price consisted of (i) an initial cash payment of $119,955 paid at closing, and, (ii) a second cash payment due of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016. Goodwill of $64,673, all of which is expected to be tax deductible, and other intangible assets of $44,500 were recorded as a result of this acquisition.

The following summarizes the estimated fair values of the Pipeline Services assets acquired and liabilities assumed, as of the acquisition date:

Cash and cash equivalents	$355
Accounts receivable	26,406
Prepaid expenses and other current assets	7,276
Property and equipment	3,552
Identifiable intangible assets:
Customer relationships and backlog	43,500
Internally developed software	1,000
Total identifiable intangible assets	44,500
Goodwill	64,673
Other non-current assets	20,683
Accounts payable	(2,587)
Accrued compensation and benefits	(7,199)
Other accrued liabilities	(5,210)
Current portion of long-term debt	(6,447)
Long-term debt, net of current portion	(18,547)
Net assets acquired	$127,455

Customer relationships and backlog represent the fair value of existing contracts and the underlying customer relationships. The customer relationships and backlog have lives ranging from 1 to 15 years (weighted average lives of 6 years). The internally developed software has a life of approximately 5 years (weighted average life of 3 years).

The purchase price allocation is based upon preliminary information and is subject to change when additional information becomes available. The goodwill recognized is largely the result of the expected future synergies from combining operations, as well as Pipeline Service's assembled workforce, which does not qualify for separate recognition. The Company has not completed its final assessment of the fair values of purchased receivables, intangible assets, property and equipment, liabilities, contingent liabilities, or acquired contracts. The final fair value of the net assets acquired will result in adjustments to certain assets and liabilities, including goodwill.

The unaudited pro forma financial information summarized in the following table gives effect to the Pipeline Services acquisition assuming it occurred on July 1, 2014, the earliest period presented. These unaudited pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisition. Pro forma adjustments have been made to reflect amortization of the identified intangible assets for the related periods, as well as the amortization of deferred debt issuance costs incurred. Identifiable intangible assets are being amortized on a basis approximating the economic value derived from those assets. These unaudited pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisition occurred on July 1, 2014, nor does the information project results for any future period.

	Six Months Ended
	December 25, 2015	December 26, 2014
Gross revenue	$368,254	$373,123
Net service revenue	262,121	267,322
Net income applicable to TRC Companies, Inc.	6,419	2,338

Basic earnings per common share	$0.21	$0.08
Diluted earnings per common share	$0.20	$0.08

Since the acquisition date, Pipeline Services has contributed $8,017 in gross revenue , $5,986 in net service revenue, and an operating loss of $(1,161) to the Company for the period from November 30, 2015 through December 25, 2015.

Acquisition and integration expenses in the accompanying condensed consolidated statements of operations were comprised of the following:

	Three Months Ended	Six Months Ended
	December 25, 2015	December 25, 2015
Severance and personnel costs	$238	$686
Professional services and other expenses	1,002	1,432
Total	$1,240	$2,118

All acquisition and integration expenses are classified within corporate shared services, as presented in Note 12 - Operating Segments.

On September 29, 2014, the Company acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7,198 payable at closing, (ii) a second cash payment of $2,600 placed into escrow, of which $508 was paid in six months and the remaining $2,092 is due 18 months from the acquisition date subject to withholding for various contractual issues, (iii) 50 shares of the Company's common stock valued at $323 on the closing date, and (iv) a $560 net working capital adjustment. The sellers are also entitled to up to $1,500 in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $893 based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3,683, none of which is expected to be tax deductible, and other intangible assets of $3,622 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

The carrying amount of goodwill for the six months ended December 25, 2015 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	December 25,	Impairment	December 25,
Operating Segment	2015	Losses	2015	Adjustments	2015	Losses	2015
Energy	$28,506	$(14,506)	$14,000	$—	$28,506	$(14,506)	$14,000
Environmental	40,889	(17,865)	23,024	—	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
Pipeline Services	—	—	—	64,673	64,673	—	64,673
	$76,619	$(39,595)	$37,024	$64,673	$141,292	$(39,595)	$101,697

Other Intangible Assets

Identifiable intangible assets as of December 25, 2015 and June 30, 2015 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 25, 2015			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$59,218	$(9,564)	$49,654	$16,618	$(7,740)	$8,878
Contract backlog	900	(75)	825	—	—	—
Technology	1,000	(17)	983	—	—	—
	61,118	(9,656)	51,462	16,618	(7,740)	8,878
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$61,544	$(9,656)	$51,888	$17,044	$(7,740)	$9,304

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average period of amortization is approximately 6 years for customer relationship assets. The amortization of intangible assets for the three and six months ended December 25, 2015 was $1,076 and $1,916. The amortization of intangible assets for the three and six months ended December 26, 2014 was $1,014 and $1,728.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2016 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2016	$3,212
2017	6,264
2018	6,917
2019	6,641
2020	5,667
2021 and Thereafter	22,761
Total	$51,462

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment review as of April 24, 2015. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended December 25, 2015, and therefore intangible assets were not tested for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

Previously, the Company and substantially all of its subsidiaries (the "Borrower"), was party to a secured credit agreement (the "Prior Credit Agreement") and related security documentation with Citizens Commercial Banking as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The Prior Credit Agreement provided the Company with a $75,000 five-year secured revolving credit facility with a sublimit of $15,000 available for the issuance of letters of credit. Pursuant to the terms of the Prior Credit Agreement, the Company could request an increase in the amount of the credit facility up to $95,000. The expiration date of the Prior Credit Agreement was April 16, 2018.

Amounts outstanding under the Prior Credit Agreement bore interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined. The Company's obligations under the Prior Credit Agreement were secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The Prior Credit Agreement also contained cross-default provisions which became effective if the Company defaulted on other indebtedness.

Under the Prior Credit Agreement the Company was required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 2.00 to 1.00. The Prior Credit Agreement also required the Company to achieve minimum levels of Consolidated Adjusted EBITDA of $20,000 for the twelve-month periods ending June 30, 2015 and thereafter. Additionally, the Prior Credit Agreement also limited the payment of cash dividends to $10,000 in aggregate during its term. The Company was in compliance with the financial covenants under the Prior Credit Agreement through its termination date.

As of June 30, 2015, the Company had no borrowings outstanding under the Prior Credit Agreement. Letters of credit outstanding were $2,048 as of June 30, 2015. Based upon the leverage covenant, the maximum availability under the Prior Credit Agreement was $75,000 as of June 30, 2015. Funds available to borrow under the Prior Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $166, were $72,786 at June 30, 2015.

On November 30, 2015, the Company entered into a five-year credit agreement (the “New Credit Agreement”) with Citizens Bank, N.A. as lender, LC issuer, administrative agent, sole lead arranger, and sole book runner; BMO Harris Bank, N.A. as lender, LC issuer and syndication agent; KeyBank, N.A. as lender and document agent, and five other banks as lenders . The New Credit Agreement provides the Company with an aggregate borrowing capacity of $175,000 , consisting of a $100,000 five-year secured revolving credit facility (“Revolving Facility”) with a sub-limit of $15,000 available for the issuance of letters of credit, as well as a five-year secured $75,000 term loan (“Term Loan”). The New Credit Agreement replaced the Company’s Prior Credit Agreement.

The proceeds of the Term Loan, together with cash on hand and proceeds from borrowing under the Revolving Facility, were used to pay the purchase price for Willbros Professional Services and to fund transaction costs incurred in connection with the Willbros Professional Services acquisition. The Revolving Facility will also be available for working capital and general corporate purposes. The Revolving Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. The Company may request an increase in the amount of the Credit Agreement up to an additional $75,000, which may be through additional term or revolving loans.

Borrowings outstanding under the Revolving Facility will mature on November 30, 2020. The Term Loan amortizes in quarterly installments payable on the last day of each March, June, September, and December, commencing on March 31, 2016 in amounts equal to 1.875% of the term loan made or outstanding, with the balance payable on

November 30, 2020 (the "Term Loan Maturity Date.") In addition, the Company is required, subject to certain exceptions, to make payments on the Term Loan (a) based on a stated percentage of Excess Cash Flow, either 50% or 0% depending on whether the the Company's consolidated leverage ratio is above or below 2 times adjusted EBITDA as defined in the New Credit Agreement (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the New Credit Agreement, and (d) in an amount of 100% of net cash proceeds from events of loss subject to certain reinvestment rights. The borrowings under the New Credit Agreement may be reduced, in whole or in part, without premium or penalty.

Amounts outstanding under the New Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 0.50% to 1.25%, or at the Eurodollar Rate (as defined, generally the LIBOR rate) plus a margin of 1.50% to 2.25%, based on the Company's Leverage Ratio (as defined). In addition to these borrowing rates, there is a commitment fee which ranges from 0.20% to 0.375% on any unused commitments. The applicable fees for issuance of letters of credit under the Revolving Facility is a range of 1.50% to 2.25%.

The Company’s obligations under the New Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The New Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.

The New Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness including guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. Under the New Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 3.00 to 1.00. Additionally, the New Credit Agreement also limits the payment of cash dividends to $10,000 in aggregate during its term.

On November 30, 2015 the Company borrowed $102,000 under the Credit Agreement to partially fund the aforementioned Willbros Professional Services acquisition. The borrowing was comprised of a full borrowing of the $75,000 term loan and a $27,000 borrowing under the Revolving Facility. Borrowings under the Term Loan bear interest at a stated rate of 2.32% and have an effective interest rate of 2.74% at December 25, 2015.

In accounting for the transaction costs incurred in conjunction with the New Credit Agreement, the Company allocated the total costs incurred based on the relative fair values of the Revolving Facility and Term Loan. A total of $1,916 and $1,332 were allocated to the Revolving Facility and Term Loan, respectively.

As of December 25, 2015, the Term Loan consisted of the following:

Current portion of Term Loan	$4,140

Long-term portion of Term Loan	$70,860
Less: Debt issuance costs	(1,306)
Net carrying amount	$69,554

The principal amounts due under the Company’s Term Loan obligations as of December 25, 2015 for the remainder of fiscal year 2016 and succeeding fiscal years is as follows:

2016	$2,786
2017	5,265
2018	4,882
2019	4,526
2020	4,196
2021 and thereafter	53,345
Total	$75,000

Contractor-owned, contractor-operated facility debt

As of December 25, 2015, the Company recorded approximately $24,572  debt obligations related to the Pipeline Services acquisition, of which $6,609 was current.  A third party finance company had provided financing to Pipeline Services in conjunction with the construction of fueling facilities for the federal government. Upon acceptance of the constructed facilities, the federal government pays Pipeline Services in equal monthly installments over the subsequent five years pursuant to a contract. Therefore, as of December 25, 2015, the Company also recorded approximately $26,611 of receivables which were acquired in the transaction, of which $6,609 was current. These amounts were recorded within other assets and represent the amount due from the federal government for the construction of the fueling facilities.

As of December 25, 2015, final funding has been received and the government has accepted one of the three contracts.

The principal amounts due under the Company’s remaining debt obligations as of December 25, 2015 for the remainder of fiscal year 2016 and succeeding fiscal years is as follows:

2016	$3,117
2017	7,099
2018	5,640
2019	3,217
2020	3,440
2021 and thereafter	2,059
Total	$24,572

Other Notes Payable

In July 2015, the Company financed $5,632 of insurance premiums payable in eleven equal monthly installments of $517 each, including a finance charge of 1.99%. In December 2015, an additional $891 was financed in conjunction with the Willbros Professional Services acquisition, resulting in six remaining payments of $667. As of December 25, 2015, the balance outstanding under this agreement was $3,975.

Capital Lease Obligations

During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The cost of assets under capital leases was $593, and accumulated amortization was $560 at December 25, 2015. The average interest rates on the capital leases is 3.15% and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the implicit interest rate of the respective lease.

Acquisition consideration payable

In conjunction with the Pipeline Services acquisition, the Company is required to remit a second cash payment of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016.

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
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	December 25, 2015	June 30, 2015
Current assets:
Restricted investments	$63	$63
Total current assets	63	63
Property and equipment	4,344	—
Other assets	—	4,344
Total assets	$4,407	$4,407
Long-term environmental remediation liabilities	23	21
Total liabilities	$23	$21

The Company and the other member of CAH do not generally have an obligation to make additional capital contributions to CAH. However, through the end of the fiscal quarter ended December 25, 2015, the Company has provided $4,070 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on a note payable. CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.

Note 11. Income Taxes

The Company's effective tax rate was 38.3% and 41.6% for the six months ended December 25, 2015 and December 26, 2014, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the six months ended December 25, 2015 and December 26, 2014, respectively, were the effect of state income taxes.

As of December 25, 2015, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $1,863. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of December 25, 2015, the Company had a tax benefit of $4,226 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $1,473 was recorded to increase APIC as it reduced income taxes payable during the six months ended December 25, 2015. In addition, a tax deficiency of $32 related to the expiration of vested stock options was recorded during the period to decrease APIC as it reduced deferred tax assets.

Note 12. Operating Segments

In connection with the acquisition of Pipeline Services, the Company's reportable segments increased from three to four to reflect how the Company currently manages its business. The Company manages its business under the following four operating segments:

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

Pipeline Services: The Pipeline Services operating segment provides pipeline and facilities engineering, EPC/EPCM, field services and integrity services to the oil and gas transmission and midstream markets as well as at government facilities. The Company specializes in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, gas processing, and field gathering and production facilities. The Company's expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. The Company also provides project management, engineering and material procurement services to the refining industry and government agencies, including chemical/process, mechanical, civil, structural, electrical instrumentation/

controls and environmental engineering. The Company provides full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services. The Company partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to transform the way oil and gas pipeline companies visualize and utilize their data and information.

The Company's chief operating decision maker ("CODM") is its CEO. The Company's CEO manages the business by evaluating the financial results of the four operating segments focusing primarily on segment revenue and segment profit. The Company utilizes segment revenue and segment profit because it believes they provide useful information for effectively allocating resources among operating segments; evaluating the health of its operating segments based on metrics that management can actively influence; and gauging its investments and its ability to service, incur or pay down debt. Specifically, the Company's CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into the Company's overall strategy. The Company's CEO then decides how resources should be allocated among its operating segments. The Company does not track its assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, and stock-based compensation expense. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used at the Corporate level are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for the Company as a whole, except as discussed herein.

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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Pipeline Services	Total

Three months ended December 25, 2015:
Gross revenue	$48,040	$77,925	$22,306	$8,017	$156,288
Net service revenue	39,794	51,424	13,709	5,986	110,913
Segment profit	9,470	9,548	2,560	(1,161)	20,417
Depreciation and amortization	790	938	125	569	2,422

Three months ended December 26, 2014:
Gross revenue	$43,289	$81,055	$17,929	$—	$142,273
Net service revenue	35,821	52,555	10,902	—	99,278
Segment profit	8,065	10,152	1,308	—	19,525
Depreciation and amortization	808	1,111	114	—	2,033

	Energy	Environmental	Infrastructure	Pipeline Services	Total

Six months ended December 25, 2015:
Gross revenue	$88,246	$155,256	$42,644	$8,017	$294,163
Net service revenue	75,091	104,474	27,637	5,986	213,188
Segment profit	16,972	19,838	5,612	(1,161)	41,261
Depreciation and amortization	1,555	1,927	222	569	4,273

Six months ended December 26, 2014:
Gross revenue	$81,921	$149,249	$35,293	$—	$266,463
Net service revenue	69,565	100,211	23,628	—	193,404
Segment profit	13,779	20,310	3,530	—	37,619
Depreciation and amortization	1,650	1,823	224	—	3,697

	Three Months Ended		Six Months Ended
Gross revenue	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Gross revenue from reportable operating segments	$156,288	$142,273	$294,163	$266,463
Reconciling items (1)	1,455	955	(961)	(210)
Total consolidated gross revenue	$157,743	$143,228	$293,202	$266,253

Net service revenue
Net service revenue from reportable operating segments	$110,913	$99,278	$213,188	$193,404
Reconciling items (1)	469	560	(1,643)	(947)
Total consolidated net service revenue	$111,382	$99,838	$211,545	$192,457

Income from operations before taxes
Segment profit from reportable operating segments	$20,417	$19,525	$41,261	$37,619
Corporate shared services (2)	(11,850)	(10,842)	(23,339)	(21,176)
Stock-based compensation expense	(1,511)	(1,209)	(2,780)	(2,376)
Unallocated depreciation and amortization	(358)	(608)	(771)	(1,209)
Interest income	137	—	137	—
Interest expense	(461)	(21)	(489)	(52)
Total consolidated income from operations before taxes	$6,374	$6,845	$14,019	$12,806

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$2,422	$2,033	$4,273	$3,697
Unallocated depreciation and amortization	358	608	771	1,209
Total consolidated depreciation and amortization	$2,780	$2,641	$5,044	$4,906

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s four operating segments.

Note 13. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional named insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near or beyond the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in material costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $31,000, of which $5,200 would be covered by insurance.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450 "Contingencies". As of December 25, 2015 and June 30, 2015, the Company had recorded litigation accruals of $4,225 and $4,479, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $1,828 and $1,918 as of December 25, 2015 and June 30, 2015, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $11,100, of which $2,400 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended December 25, 2015 and December 26, 2014

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The six months ended December 25, 2015 contained one less business day than the prior fiscal year period.

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

Overview

We are a firm that provides integrated engineering, consulting, and construction management services. Our project teams help our commercial and governmental clients implement environmental, energy, infrastructure and pipeline projects from initial concept to delivery and operation. We provide our services almost entirely in the United States of America.

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

On November 30, 2015, the we acquired the Professional Services business segment ("Pipeline Services") of Willbros Group ("Willbros") in an all cash transaction. The initial purchase price consisted of (i) an initial cash payment of $120.0 million payable at closing, and, (ii) a second cash payment due of $7.5 million payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016. Goodwill of $64.7 million, all of which is expected to be tax deductible, and other intangible assets of $44.5 million were recorded as a result of this acquisition. The goodwill is primarily attributable to expected synergies from combining the operations of the acquired business with the our operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. Pipeline Services has contributed $8.0 million in gross revenue, $6.0 million in net service revenue, and an operating loss of $(1.2) million to our results for the period from November 30, 2015 through December 25, 2015.

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

Operating Segments

In connection with the acquisition of Pipeline Services, our reportable segments increased from three to four to reflect how we are currently managing our business. We manage our business under the following four operating segments:

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

Pipeline Services: The Pipeline Services operating segment provides pipeline and facilities engineering, EPC/EPCM, field services and integrity services to the oil and gas transmission and midstream markets, as well as at government facilities. We specialize in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, gas processing, and field gathering and production facilities. Our expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. We also provide project management, engineering and material procurement services to the refining industry and government agencies, including chemical/process, mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services. We are partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to transform the way oil and gas pipeline companies visualize and utilize their data and information.

Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO manages the business by evaluating the financial results of the four operating segments, focusing primarily on segment revenue and segment profit. We utilize segment revenue and segment profit because we believe they provide useful information for effectively allocating resources among operating segments; evaluating the health of our operating segments based on metrics that management can actively influence; and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment profit and assesses the performance of each operating segment based on these measures, as well as, among other things, the prospects of each of the operating segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our operating segments. We do not track our assets by operating segment, and consequently, it is not practical to show assets by operating segment. Segment profit includes all operating expenses except the following: costs associated with providing corporate shared services (including certain depreciation and amortization), goodwill and intangible asset write-offs, and stock-based compensation expense. Depreciation expense is primarily allocated to operating segments based upon their respective use of total operating segment office space. Assets solely used at the Corporate level are not allocated to the operating segments. Inter-segment balances and transactions are not material. The accounting policies of the operating segments are the same as those for us as a whole except as discussed herein.
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

The following table presents the approximate percentage of our NSR by operating segment for the three and six months ended December 25, 2015 and December 26, 2014:

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Energy	36%	36%	36%	36%
Environmental	47%	53%	49%	52%
Infrastructure	12%	11%	13%	12%
Pipeline Services	5%	—%	3%	—%
	100%	100%	101%	100%
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

Environmental: Although there had been signs of growth in this market following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The last decade saw growth in nearly all aspects of this market. The fundamental market drivers remain in place, and this market also benefits from evolving regulatory developments particularly with respect to air quality, the Clean Power Plan and the continuing need to enhance our aging transportation and energy infrastructure. While we expect oil and gas activity and major capital projects to be somewhat constrained in the near term, the outlook for services related to other areas of the market, such as environmental remediation, construction, transaction support, the retirement of coal plants and the need to transport natural gas remains favorable. Renewables and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.

Infrastructure: Although long-term prospects should be favorable and our backlog is up significantly, demand for infrastructure services is generally expected to continue to be flat. The overall infrastructure construction markets are expected to benefit from the federal funding certainty provided by the new $305 billion highway bill known as the Fixing America’s Surface Transportation (FAST) Act. The bill calls for the spending of approximately $205 billion on highways and $48 billion on transit projects.

Pipeline Services: Our Pipeline Services segment expects to benefit from the activities associated with the pipeline build-out over the next five years. Opportunities include mid-stream oil and Natural Gas Liquid pipelines which are necessary to match takeaway capacity with current levels of production, some of which is stranded due to inadequate pipeline infrastructure, primarily in the Marcellus and Utica shales. Additional future opportunities are presented by natural gas pipelines to take gas to LNG export facilities as well as Mexico. In addition natural gas pipelines will be required as coal plants are retired and generating capacity is replaced with cleaner gas-burning plants. New regulatory requirements currently under consideration by the Department of Transportation PHMSA will lead to data and integrity requirements for pipeline operators where our technologies and services can be utilized.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to compile these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities Exchange Commission ("SEC") on September 9, 2015. No material changes concerning our critical accounting policies have occurred since June 30, 2015.

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and six months ended December 25, 2015 and December 26, 2014:

	Three Months Ended				Six Months Ended
	Dec. 25,	Dec. 26,	Change		Dec. 25,	Dec. 26,	Change
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Gross revenue	$157,743	$143,228	$14,515	10.1%	$293,202	$266,253	$26,949	10.1%
Less subcontractor costs and other direct reimbursable charges	46,361	43,390	2,971	6.8	81,657	73,796	7,861	10.7
Net service revenue	111,382	99,838	11,544	11.6	211,545	192,457	19,088	9.9
Interest income from contractual arrangements	27	22	5	22.7	42	44	(2)	(4.5)
Insurance recoverables and other income	1,031	641	390	60.8	1,773	5,485	(3,712)	(67.7)
Cost of services (exclusive of costs shown separately below)	93,676	82,599	11,077	13.4	176,660	163,789	12,871	7.9
General and administrative expenses	8,046	8,395	(349)	(4.2)	15,167	16,433	(1,266)	(7.7)
Acquisition and integration expenses	1,240	—	1,240	100.0	2,118	—	2,118	100.0
Depreciation and amortization	2,780	2,641	139	5.3	5,044	4,906	138	2.8
Operating income	6,698	6,866	(168)	(2.4)	14,371	12,858	1,513	11.8
Interest income	137	—	137	100.0	137	—	137	100.0
Interest expense	(461)	(21)	(440)	2,095.2	(489)	(52)	(437)	840.4
Income from operations before taxes	6,374	6,845	(471)	(6.9)	14,019	12,806	1,213	9.5
Income tax provision	(2,439)	(2,848)	409	(14.4)	(5,596)	(5,328)	(268)	5.0
Net income	3,935	3,997	(62)	(1.6)	8,423	7,478	945	12.6
Net loss applicable to noncontrolling interest	2	5	(3)	(60.0)	6	9	(3)	(33.3)
Net income applicable to TRC Companies, Inc.	$3,937	$4,002	$(65)	(1.6)%	$8,429	$7,487	$942	12.6%

Three Months Ended December 25, 2015

Gross revenue increased $14.5 million, or 10.1%, to $157.7 million for the three months ended December 25, 2015 from $143.2 million for the same period in the prior year. Organic activities accounted for $6.0 million, or 41.0%, of the growth in gross revenue, and acquisitions accounted for the remaining $8.5 million, or 59.0%, of the increase. The growth in organic gross revenue was driven by our Energy and Infrastructure operating segments, where organic gross revenue increased $4.2 million and $4.4 million, respectively. This organic growth was offset by a $3.1 million decline in the Environmental operating segment organic gross revenue in the current period largely due to a slowdown from certain oil and gas clients and the completion of a large pipeline permitting project.

NSR increased $11.5 million, or 11.6%, to $111.4 million for the three months ended December 25, 2015 from $99.8 million for the same period in the prior year. Organic activities accounted for $5.1 million, or 44.0%, of the growth in NSR, and acquisitions accounted for the remaining $6.5 million, or 56.0%, of the increase. The increase in organic NSR was primarily attributable to our Energy and Infrastructure operating segments where NSR increased $3.5 million and $2.8 million respectively. This organic growth was offset by a $1.1 million decline in the Environmental operating segment NSR in the current period. The changes in organic NSR are due to the same factors that led to the changes in gross revenue.

Insurance recoverables and other income increased $0.4 million, or 60.8%, to $1.0 million for the three months ended December 25, 2015 from $0.6 million for the same period in the prior year. In the three months ended December 25, 2015, certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. We did not experience the same level of estimated cost increases for the same period in the prior year.

COS increased $11.1 million, or 13.4%, to $93.7 million for the three months ended December 25, 2015 from $82.6 million for the same period in the prior year. Organic activities accounted for $4.0 million, or 36.2%, of the growth in COS, and acquisitions accounted for the remaining $7.1 million, or 63.8%, of the increase. The increase in organic COS is primarily attributable to costs incurred to support the current demand from our Energy and Infrastructure operating segment clients. As a percentage of NSR, COS were 84.1% and 82.7% for the three months ended December 25, 2015 and December 26, 2014, respectively.

G&A expenses decreased $0.3 million, or 4.2%, to $8.0 million for the three months ended December 25, 2015 from $8.4 million for the same period in the prior year. The decrease is generally attributable to lower professional fees incurred in the current year period. As a percentage of NSR, G&A expenses were 7.2% and 8.4% for the three months ended December 25, 2015 and December 26, 2014, respectively.

Acquisition and integration expenses for the three months ended December 25, 2015 are comprised of:

Severance and personnel costs	238
Professional services and other	1,002
Total	1,240

Our effective tax rate was 38.3% for the three months ended December 25, 2015, compared to 41.6% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes.

Six Months Ended December 25, 2015

Gross revenue increased $26.9 million or 10.1%, to $293.2 million for the six months ended December 25, 2015 from $266.3 million for the same period in the prior year. Organic activities accounted for $15.0 million, or 55.5%, of the growth in gross revenue, and acquisitions accounted for the remaining $11.9 million, or 44.5%, of the increase. The growth in organic gross revenue was driven by our Infrastructure operating segment where organic gross revenue increased $7.4 million primarily due to demand for services from our state transportation and commercial clients. Organic gross revenue also increased $5.2 million in our Energy operating segment due to increased demand for our electric transmission and distribution services. The balance of the organic growth was in our Environmental operating segment where organic gross revenue increased $3.1 million, driven by demand for our remediation services.

NSR increased $19.1 million, or 9.9%, to $211.5 million for the six months ended December 25, 2015 from $192.5 million for the same period in the prior year. Organic activities accounted for $10.0 million, or 52.3%, of the growth in NSR, and acquisitions accounted for the remaining $9.1 million, or 47.7%, of the increase. The increase in organic NSR was primarily attributable to our Energy and Infrastructure operating segments where NSR increased $4.6 million and $4.0 million respectively. The balance of the organic growth was in our Environmental operating segment where organic NSR increased $2.1 million. The organic NSR increases are due to the same factors that led to the increases in gross revenue.

Insurance recoverables and other income decreased $3.7 million, or 67.7%, to $1.8 million for the six months ended December 25, 2015 from $5.5 million for the same period in the prior year. In the six months ended December 26, 2014, an Exit Strategy project had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, was projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs overruns. We did not experience a similar contract adjustment in the current period.

COS increased $12.9 million, or 7.9%, to $176.7 million for the six months ended December 25, 2015 from $163.8 million for the same period in the prior year. Organic activities accounted for $3.5 million, or 27.0%, of the growth in COS, and acquisitions accounted for the remaining $9.4 million, or 73.0%, of the increase. Organic COS increased $1.4 million and $1.9 million in our Energy and Infrastructure operating segments in the current period, respectively. These increases are primarily attributable to costs incurred to support the current demand from our Energy and Infrastructure operating segment clients. Organic COS decreased $0.9 million in our Environmental operating segment in the current period. As aforementioned, we recorded estimated cost increases on an Exit Strategy project within our Environmental operating segment in the prior year period which did not recur at the same level in the current period. As a percentage of NSR, COS were 83.5% and 85.1% for the six months ended December 25, 2015 and December 26, 2014, respectively. The decrease in COS as a percentage of NSR was largely attributable to the prior year impact of the Exit Strategy costs noted above.

G&A expenses decreased $1.3 million, or 7.7%, to $15.2 million for the six months ended December 25, 2015 from $16.4 million for the same period in the prior year. As a percentage of NSR, G&A expenses were 7.2% and 8.5% for the six months ended December 25, 2015 and December 26, 2014, respectively. The decrease in G&A as a percentage of NSR was largely attributable to reduced professional fees incurred and cost control initiatives, in particular reduced travel expenses.

Acquisition and integration expenses for the six months ended December 25, 2015 are comprised of:

Severance and personnel costs	686
Professional services and other	1,432
Total	2,118

Our effective tax rate was 39.9% for the six months ended December 25, 2015, compared to 41.6% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three months ended December 25, 2015 and December 26, 2014:

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	—	—	—
Insurance recoverables and other income	0.9	0.6	0.8	2.8
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	84.1	82.7	83.5	85.1
General and administrative expenses	7.2	8.4	7.2	8.5
Acquisition and integration expenses	1.1	—	1.0	—
Depreciation and amortization	2.5	2.6	2.4	2.5
Total operating costs and expenses	94.9	93.8	94.1	96.2
Operating income	6.0	6.9	6.8	6.7
Interest income	0.1	—	0.1	—
Interest expense	(0.4)	—	(0.2)	—
Income from operations before taxes	5.7	6.9	6.6	6.7
Income tax provision	(2.2)	(2.9)	(2.6)	(2.8)
Net income	3.5%	4.0%	4.0%	3.9%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Six Months Ended
	December 25,	December 26,	Change		December 25,	December 26,	Change
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Gross revenue	$48,040	$43,289	$4,751	11.0%	$88,246	$81,921	$6,325	7.7%
Net service revenue	$39,794	$35,821	$3,973	11.1%	$75,091	$69,565	$5,526	7.9%
Segment profit	$9,470	$8,065	$1,405	17.4%	$16,972	$13,779	$3,193	23.2%

Gross revenue increased $4.8 million, or 11.0%, and $6.3 million, or 7.7%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. Organic gross revenue increased $4.2 million and $5.2 million while acquisitions provided $0.5 million and $1.1 million of gross revenue growth for the three and six months ended December 25, 2015, respectively, compared to the same periods in the prior year. The increase in organic gross revenue during the three and six months ended December 25, 2015 was primarily attributable to increased activity related to electric transmission and distribution services.

NSR increased $4.0 million, or 11.1%, and $5.5 million, or 7.9%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. Organic NSR increased $3.5 million and $4.6 million while acquisitions provided $0.4 million and $0.9 million of NSR growth for the three and six months ended December 25, 2015, respectively, compared to the same periods in the prior year. The increase in organic NSR during the three and six months ended December 25, 2015 was due to the same factors that led to the increase in gross revenue.

The Energy operating segment's profit increased $1.4 million, or 17.4%, and $3.2 million, or 23.2%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. Organic segment profit increased $1.5 million and $3.3 million while acquisitions accounted for $0.1 million and $0.1 million decreases in segment profit growth for the three and six months ended December 25, 2015, respectively, compared to the same periods in the prior year. The increase in organic segment profit for the three months ended December 25, 2015 was attributable to improved labor utilization as well as lower facility costs in the current year periods. As a percentage of NSR, the Energy operating segment's profit increased to 23.8% from 22.5% and to 22.6% from 19.8% for the three and six months ended December 25, 2015, compared to the same periods in the prior year.

Environmental Operating Segment Results

	Three Months Ended				Six Months Ended
	December 25,	December 26,	Change		December 25,	December 26,	Change
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Gross revenue	$77,925	$81,055	$(3,130)	(3.9)%	$155,256	$149,249	$6,007	4.0%
Net service revenue	$51,424	$52,555	$(1,131)	(2.2)%	$104,474	$100,211	$4,263	4.3%
Segment profit	$9,548	$10,152	$(604)	(5.9)%	$19,838	$20,310	$(472)	(2.3)%

Gross revenue decreased $3.1 million, or 3.9%, and increased $6.0 million, or 4.0%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. Organic gross revenue decreased $3.1 million and increased $3.1 million while acquisitions provided $0.0 million and $2.8 million of gross revenue growth for the three and six months ended December 25, 2015, respectively, compared to the same periods in the prior year. The decrease in organic gross revenue for the three months ended December 25, 2015 was due to the completion of a large pipeline permitting project that experienced high levels of activity and generated significant revenues in the comparable period of the prior year. The increase in organic gross revenue for the six months ended December 25, 2015 was due to increased demand for our remediation services, offset by the aforementioned completion of the large pipeline permitting project.

NSR decreased $1.1 million, or 2.2%, and increased $4.3 million, or 4.3%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. Organic NSR decreased $1.1 million and increased $2.1 million while acquisitions provided $0.0 million and $2.2 million of gross revenue growth for the three and six months ended December 25, 2015, respectively, compared to the same periods in the prior year. The changes in organic NSR were primarily due to the same factors that led to the changes in gross revenue.

The Environmental operating segment's profit decreased $0.6 million, or 5.9%, and $0.5 million, or 2.3%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. The segment profit decrease for the three and six months ended December 25, 2015 was all organic. The decrease in segment profit for the three months ended December 25, 2015 was attributable to the same factors that led to the decrease in NSR. The decrease in segment profit for the six months ended December 25, 2015 was attributable to lower labor utilization as well as unfavorable cost estimate adjustments on several large fixed priced projects. As a percentage of NSR, the Environmental operating segment's profit decreased to 18.6% from 19.3% and to 19.0% from 20.3% for the three and six months ended December 25, 2015, compared to the same periods in the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Six Months Ended
	December 25,	December 26,	Change		December 25,	December 26,	Change
(Dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Gross revenue	$22,306	$17,929	$4,377	24.4%	$42,644	$35,293	$7,351	20.8%
Net service revenue	$13,709	$10,902	$2,807	25.7%	$27,637	$23,628	$4,009	17.0%
Segment profit	$2,560	$1,308	$1,252	95.7%	$5,612	$3,530	$2,082	59.0%

Gross revenue increased $4.4 million, or 24.4%, and $7.4 million, or 20.8%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. The increase in gross revenue in the three and six months ended December 25, 2015 was primarily driven by increased transportation-related spending by our municipal and state clients.

NSR increased $2.8 million, or 25.7%, and $4.0 million, or 17.0%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. The increase in NSR was largely attributable to the same factors that led to the increase in gross revenue as well as well better performance on fixed price projects in the current year. During the prior year, we recorded project-related charges that increased project costs and decreased NSR.

The Infrastructure operating segment's profit increased $1.3 million, or 95.7%, and $2.1 million, or 59.0%, for the three and six months ended December 25, 2015, compared to the same periods in the prior year. The increase in the Infrastructure operating segment's profit during the six months ended December 25, 2015 was attributable to improved labor utilization as well as the aforementioned additional contract costs incurred in the prior year periods that did not recur to the same level in the current year. As a percentage of NSR, the Infrastructure operating segment's profit increased to 18.7% from 12.0% and to 20.3% from 14.9% for the three and six months ended December 25, 2015, compared to the same periods in the prior year.

Pipeline Services Operating Segment Results

Three and Six Months Ended
(Dollars in thousands)	December 25, 2015
Gross revenue	$8,017
Net service revenue	$5,986
Segment loss	$(1,161)

Pipeline Services operating results were for the post-acquisition period from November 30, 2015 to December 25, 2015. During this four week period, Pipeline Services contributed $8.0 million in gross revenue, $6.0 million in NSR, and had segment loss of $1.2 million for the three and six months ended December 25, 2015. These operating results were impacted by non-cash purchase accounting adjustments and integration costs of approximately $0.6 million, primarily amortization expense. Operating results for the Pipeline segment is, in large part, dependent on field work and construction scheduling. During the month of December, revenue was lower because many of our clients' employees, as well as our own employees, do not work during those holidays or during inclement weather, resulting in fewer billable hours charged to projects and thus, lower revenue recognized.

Backlog by Operating Segment

As of December 25, 2015, our contract backlog based on gross revenue was $555 million, compared to $386 million as of December 26, 2014. Our contract backlog based on NSR was $343 million as of December 25, 2015, compared to $254 million as of December 26, 2014. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at December 25, 2015 and December 26, 2014 (in millions):

	Gross Revenue Backlog				NSR Backlog
	December 25,	December 26,	Change		December 25,	December 26,	Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%
Energy	$160	$94	$66	70.2%	$88	$85	$3	3.5%
Environmental	220	226	(6)	(2.7)%	125	126	(1)	(0.8)%
Infrastructure	135	66	69	104.5%	100	43	57	132.6%
Pipeline Services	40	—	40	N/A	30	—	$30	N/A
Total	$555	$386	$169	43.8%	$343	$254	$89	35.0%

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
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
(Dollars in thousands)	2015	2014	2015	2014
Number of projects	1,234	1,333	1,473	1,527
Net increase (reduction) in project profitability	$(1,553)	$(827)	$(1,470)	$(2,404)

Net increase (reduction) in project profitability by operating segment:
Energy	$(954)	$(585)	$(156)	$(1,974)
Environmental	(796)	449	(1,124)	571
Infrastructure	197	(691)	(190)	(1,001)
Total	$(1,553)	$(827)	$(1,470)	$(2,404)

Impact of Inflation
Our operations have not been materially affected by inflation or changing prices because most contracts of a longer term are subject to adjustment or have been priced to cover anticipated increases in labor and other costs, and the remaining contracts are short term in nature.

Liquidity and Capital Resources

We primarily rely on cash from operations and financing activities, including borrowings under our revolving credit facility, to fund our operations. Our liquidity is assessed in terms of our overall ability to generate cash to fund our operating and investing activities and to service debt. We believe that our available cash, cash flows from operations and borrowing capacity under our credit facility, discussed under "Revolving Credit Facility and Term Loan" below, will be sufficient to fund our operations for at least the next twelve months.
The following table provides summarized information with respect to our cash balances and cash flows as of and for the six months ended December 25, 2015 and December 26, 2014 (in thousands):

	Six Months Ended
	December 25,	December 26,	Change
(Dollars in thousands)	2015	2014	$	%
Net cash provided by operating activities	$13,436	$1,206	$12,230	1,014.1%
Net cash used in investing activities	(123,118)	(14,407)	108,711	754.6%
Net cash provided by (used in) financing activities	81,836	(1,118)	82,954	7,419.9%

As of December 25, 2015, cash and cash equivalents decreased by $27.8 million, or 74.7%, to $9.5 million, compared to the fiscal year ended June 30, 2015. This decline is primarily the result of cash on hand utilized for the acquisition of Pipeline Services from Willbros on November 30, 2015.

Net cash provided by operating activities increased by $12.2 million, or 1,014.1%, to $13.4 million for the six months ended December 25, 2015, compared to $1.2 million of cash provided for the same period of the prior year. The increase was attributable to the favorable timing of collections activity with respect to accounts receivable in the six months ended December 25, 2015 compared to the same period of the prior year. These favorable results are offset by higher cash payments made primarily with respect to income taxes, accounts payable and employee related compensation in the six months ended December 25, 2015 compared to the same period of the prior year.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, decreased to 78 days as of December 25, 2015 from 83 days as of June 30, 2015, and decreased from 85 days when compared to December 26, 2014. Our goal is to maintain DSO at less than 80 days.

Net cash used in investing activities increased by $108.7 million, or 754.6%, to $123.1 million for the six months ended December 25, 2015, compared to $14.4 million of cash used for the same period of the prior year. The decrease is attributable to a $108.4 million increase in cash paid for acquisitions driven by the acquisition of Pipeline Services.

Net cash provided by financing activities increased by $83.0 million, or 7,419.9%, to $81.8 million for the six months ended December 25, 2015, compared to $1.1 million of cash used for the same period of the prior year. The increase is directly attributable to the debt incurred, net of issuance costs paid, for the acquisition of Pipeline Services.

Long-Term Debt

Revolving Credit Facility and Term Loan

See a discussion of our credit facility (the "Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not currently utilize derivative financial instruments. We are exposed to interest rate risk under our New Credit Agreement. Amounts outstanding under the New Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 0.50% to 1.25%, or at the Eurodollar Rate (as defined, generally the Libor rate) plus a margin of 1.50% to 2.25%, based on the Company's Leverage Ratio (as defined).

Borrowings at these rates under the Revolving Facility have no designated term and may be repaid without penalty any time prior to the maturity date. Borrowings outstanding under the Revolving Facility will mature on November 30, 2020. The Term Loan amortizes in quarterly installments payable on the last day of each March, June, September, and December, commencing on March 31, 2016 in amounts equal to 1.875% of the term loan made or outstanding, with the balance payable on the November 30, 2020 Term Loan Maturity Date.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 25, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 25, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the Company's quarter ended December 25, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Legal Matters in Note 13 - Commitments and Contingencies, under Part I, Item 1, Financial Information.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

2.1
Amended and Restated Securities Purchase Agreement dated as of November 30, 2015, by and among TRC Solutions, Inc., as purchaser, TRC Companies, Inc., Willbros United States Holdings, Inc., as seller, and Willbros Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2015)

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

TRC COMPANIES, INC.

February 3, 2016	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)