Form 10-Q
period 2016-03-25
TRC COMPANIES INC /DE/
filed 2016-05-04
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 25, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On April 26, 2016 there were 31,070,299 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED March 25, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Gross revenue	$158,130	$130,777	$451,332	$397,030
Less subcontractor costs and other direct reimbursable charges	36,877	29,783	118,534	103,579
Net service revenue	121,253	100,994	332,798	293,451
Interest income from contractual arrangements	27	23	69	67
Insurance recoverables and other income	146	753	1,919	6,238
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	104,030	83,486	280,690	247,275
General and administrative expenses	9,523	8,927	24,690	25,360
Acquisition and integration expenses	1,606	—	3,724	—
Goodwill impairment	24,465	—	24,465	—
Depreciation	1,942	1,303	5,070	4,481
Amortization	3,162	905	5,078	2,633
Total operating costs and expenses	144,728	94,621	343,717	279,749
Operating (loss) income	(23,302)	7,149	(8,931)	20,007
Interest income	189	—	326	—
Interest expense	(1,073)	(73)	(1,562)	(125)
(Loss) income from operations before taxes	(24,186)	7,076	(10,167)	19,882
Income tax benefit (provision)	9,954	(1,916)	4,358	(7,244)
Net (loss) income	(14,232)	5,160	(5,809)	12,638
Net (income) loss applicable to noncontrolling interest	(65)	5	(59)	14
Net (loss) income applicable to TRC Companies, Inc.	$(14,297)	$5,165	$(5,868)	$12,652

Basic (loss) earnings per common share	$(0.46)	$0.17	$(0.19)	$0.42
Diluted (loss) earnings per common share	$(0.46)	$0.17	$(0.19)	$0.41

Weighted-average common shares outstanding:
Basic	31,045	30,382	30,886	30,233
Diluted	31,045	30,737	30,886	30,551

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net (loss) income	$(14,232)	$5,160	$(5,809)	$12,638
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	5	15	(18)	8
Tax effect on unrealized (loss) gain on available-for-sale securities	(2)	(6)	8	(3)
Reclassification for loss (gain) on available-for-sale securities included in net income	2	(2)	32	5
Tax effect on realized (gain) loss on available-for-sale securities	(1)	1	(13)	(2)
Total other comprehensive income (loss)	4	8	9	8
Comprehensive (loss) income	(14,228)	5,168	(5,800)	12,646
Comprehensive (income) loss attributable to noncontrolling interests	(65)	5	(59)	14
Comprehensive (loss) income attributable to TRC Companies, Inc.	$(14,293)	$5,173	$(5,859)	$12,660

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 25, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,120	$37,296
Restricted cash	—	122
Accounts receivable, less allowance for doubtful accounts	145,789	138,346
Insurance recoverable - environmental remediation	38,745	40,927
Restricted investments	6,156	6,701
Deferred income tax assets	16,280	16,057
Income taxes refundable	203	412
Prepaid expenses and other current assets	27,559	10,499
Total current assets	243,852	250,360
Property and equipment	73,114	64,594
Less accumulated depreciation and amortization	(50,356)	(50,885)
Property and equipment, net	22,758	13,709
Goodwill	75,337	37,024
Intangible assets, net	48,726	9,304
Long-term deferred income tax assets	10,284	2,867
Long-term restricted investments	16,870	18,385
Long-term prepaid insurance	24,258	25,929
Other assets	20,174	5,303
Total assets	$462,259	$362,881
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20,031	$50
Current portion of capital lease obligations	—	166
Accounts payable	32,370	31,999
Accrued compensation and benefits	47,552	47,233
Deferred revenue	16,010	10,612
Environmental remediation liabilities	8,669	8,695
Income taxes payable	212	3,271
Other accrued liabilities	45,605	42,170
Total current liabilities	170,449	144,196
Non-current liabilities:
Long-term debt, net of current portion	83,756	55
Income taxes payable and deferred income tax liabilities	2,067	1,647
Deferred revenue	60,492	68,579
Environmental remediation liabilities	461	489
Total liabilities	317,225	214,966
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 31,057,243 and 31,053,761 shares issued and outstanding, respectively, at March 25, 2016, and 30,485,510 and 30,482,028 shares issued and outstanding, respectively, at June 30, 2015	3,106	3,049
Additional paid-in capital	193,288	191,321
Accumulated deficit	(51,807)	(45,939)
Accumulated other comprehensive loss	(79)	(88)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	144,475	148,310
Noncontrolling interest	559	(395)
Total equity	145,034	147,915
Total liabilities and equity	$462,259	$362,881

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 25, 2016	March 27, 2015
Cash flows from operating activities:
Net (loss) income	$(5,809)	$12,638
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	10,148	7,114
Amortization of debt issuance costs	302	—
Stock-based compensation expense	4,278	3,746
Goodwill impairment	24,465	—
Deferred income taxes	(8,246)	156
Other non-cash items	483	4
Changes in operating assets and liabilities:
Accounts receivable	19,581	(9,582)
Insurance recoverable - environmental remediation	2,182	(585)
Income taxes	(2,443)	(1,291)
Restricted investments	1,184	(982)
Prepaid expenses and other current assets	(6,147)	(1,913)
Long-term prepaid insurance	1,671	2,016
Other assets	3,411	(107)
Accounts payable	(1,889)	(5,456)
Accrued compensation and benefits	(6,897)	6,254
Deferred revenue	(2,739)	(3,783)
Environmental remediation liabilities	(54)	2,268
Other accrued liabilities	(3,006)	2,083
Net cash provided by operating activities	30,475	12,580
Cash flows from investing activities:
Additions to property and equipment	(6,547)	(4,996)
Withdrawals from restricted investments	858	874
Acquisition of businesses, net of cash acquired	(119,690)	(11,214)
Proceeds from sale of fixed assets	73	51
Net cash used in investing activities	(125,306)	(15,285)
Cash flows from financing activities:
Borrowings under revolving credit facility	27,000	—
Repayments under revolving credit facility	(27,000)	—
Payments on long-term debt and other	(9,101)	(4,634)
Payments on capital lease obligations	(166)	(468)
Proceeds from long-term debt and other	81,523	5,247
Payments of issuance costs on credit facility	(3,248)	—
Net working capital and additional cash payments on acquisitions	(1,132)	(2,644)
Shares repurchased to settle tax withholding obligations	(2,906)	(1,628)
Excess tax benefit from stock-based awards	1,473	251
Proceeds from exercise of stock options	212	327
Net cash provided by (used in) financing activities	66,655	(3,549)
Decrease in cash and cash equivalents	(28,176)	(6,254)
Cash and cash equivalents, beginning of period	37,296	27,597
Cash and cash equivalents, end of period	$9,120	$21,343
Supplemental cash flow information:
Non-cash consideration for business acquired	$7,500	$994

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2014	29,753	$2,975	$187,748	$(65,354)	$(77)	3	$(33)	$125,259	$(376)	$124,883

Net income	—	—	—	12,652	—	—	—	12,652	(14)	12,638
Other comprehensive income	—	—	—	—	8	—	—	8	—	8
Issuance of common stock in connection with business acquired	50	5	318	—	—	—	—	323	—	323
Exercise of stock options	61	6	321	—	—	—	—	327	—	327
Stock-based compensation	862	86	3,660	—	—	—	—	3,746	—	3,746
Shares repurchased to settle tax withholding obligations	(295)	(29)	(1,603)	—	—	—	—	(1,632)	—	(1,632)
Directors' deferred compensation	5	1	37	—	—	—	—	38	—	38
Stock-based compensation income tax deficiencies	—	—	(267)	—	—	—	—	(267)	—	(267)
Balances as of March 27, 2015	30,436	$3,044	$190,214	$(52,702)	$(69)	3	$(33)	$140,454	$(390)	$140,064

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2015	30,486	$3,049	$191,321	$(45,939)	$(88)	3	$(33)	$148,310	$(395)	$147,915

Net loss	—	—	—	(5,868)	—	—	—	(5,868)	59	(5,809)
Other comprehensive income	—	—	—	—	9	—	—	9	—	9
Exercise of stock options	31	3	208	—	—	—	—	211	—	211
Stock-based compensation	824	82	4,196	—	—	—	—	4,278	—	4,278
Shares repurchased to settle tax withholding obligations	(290)	(29)	(2,877)	—	—	—	—	(2,906)	—	(2,906)
Directors' deferred compensation	6	1	62	—	—	—	—	63	—	63
Acquisition of non-controlling interest	—	—	(948)	—	—	—	—	(948)	895	(53)
Stock-based compensation excess tax benefit	—	—	1,326	—	—	—	—	1,326	—	1,326
Balances as of March 25, 2016	31,057	$3,106	$193,288	$(51,807)	$(79)	3	$(33)	$144,475	$559	$145,034

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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to those rules and regulations, but the Company's management believes that the disclosures included herein are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the second quarter of fiscal 2016, the Company concluded that it was appropriate to separately present intangible assets and intangible asset amortization on its condensed consolidated balance sheets and condensed consolidated statements of operations, respectively. Previously, intangible assets were classified as other assets on the condensed consolidated balance sheets whereas intangible asset amortization was classified as depreciation and amortization on the condensed consolidated statements of operations.

Note 2. New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies employee share-based payment accounting. This standard will simplify the income tax consequences, accounting for forfeitures and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This standard will be effective for the Company's fiscal year beginning July 1, 2017. The Company is currently in the process of evaluating the effects of this standard on its condensed consolidated financial statements, including potential early adoption.

In February 2016, the FASB issued an accounting standards update which will replace most existing lease accounting guidance. This standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. This standard will be effective for the Company's fiscal year beginning July 1, 2019. Early adoption is permitted and should be applied using a modified retrospective approach.   The Company is in the process of evaluating the potential impacts of this standard on its condensed consolidated financial statements and related disclosures, including potential early adoption.

In November 2015, the FASB issued an accounting standards update which simplifies the balance sheet classification of deferred taxes. This standard requires that all deferred tax assets and liabilities be classified as non-current in the classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance.  The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period with early application permitted. This standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This standard will be effective for the Company's fiscal year beginning July 1, 2017.   The Company is currently in the process of evaluating the effects of this standard on its condensed consolidated financial statements, including potential early adoption.
In September 2015, the FASB issued an accounting standards update simplifying the accounting for measurement-period adjustments in business combinations. This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted. The standard is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the standard. The Company adopted this standard effective for its first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
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
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB further clarified the implementation guidance on principal versus agent considerations. The new standard will be effective for the Company's fiscal year beginning July 1, 2018. No early adoption is permitted under this standard, and it is to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the standard will have on its condensed consolidated financial statements.

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of March 25, 2016 and June 30, 2015:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 25, 2016

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$68	$—	$—	$68
Certificates of deposit	—	106	—	106
Municipal bonds	—	547	—	547
Corporate bonds	—	500	—	500
U.S. government bonds	—	218	—	218
Money market accounts and cash deposits	4,456	—	—	4,456
Total assets	$4,524	$1,371	$—	$5,895

Contingent consideration	$—	$—	$283	$283
Total liabilities	$—	$—	$283	$283
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$100	$—	$—	$100
Certificates of deposit	—	106	—	106
Municipal bonds	—	548	—	548
Corporate bonds	—	228	—	228
U.S. government bonds	—	216	—	216
Money market accounts and cash deposits	4,896	—	—	4,896
Total assets	$4,996	$1,098	$—	$6,094

Contingent consideration	$—	$—	$693	$693
Total liabilities	$—	$—	$693	$693
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of March 25, 2016 and June 30, 2015 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: Level 2 of the fair value hierarchy.  At March 25, 2016 and June 30, 2015 the fair value of the Company's debt was not materially different than its carrying value.
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

Contingent consideration balance at July 1, 2015	$693
Reduction of liability for payments made	(806)
Increase of liability related to re-measurement of fair value	396
Contingent consideration balance at March 25, 2016	$283

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of March 25, 2016
Certain assets were measured at fair value on a non-recurring basis and are not included in the tables above. During the quarter ended March 25, 2016, the Company recorded an impairment charge of $24.5 million. In determining the fair value of goodwill, the Company utilized valuation methods, including the discounted cash flow method and the guideline company approach as the best evidence of fair value. These fair value methods are classified within Level 3 of the fair value hierarchy. See Note 8 - Business Acquisitions, Goodwill and Other Intangibles Assets for further information.

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

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of March 25, 2016, 2,767 shares remained available for grants under the 2007 Plan.

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

During the three and nine months ended March 25, 2016 and March 27, 2015, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Cost of services	$794	$670	$2,243	$1,799
General and administrative expenses	704	700	2,035	1,947
Total stock-based compensation expense	$1,498	$1,370	$4,278	$3,746

The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the condensed consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $1,473 and $251 for the nine months ended March 25, 2016 and March 27, 2015, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the nine months ended March 25, 2016 and March 27, 2015.

A summary of stock option activity for the nine months ended March 25, 2016 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2015 (214 exercisable)	215	$8.46
Options exercised	(31)	$6.74
Options expired	(83)	$9.07
Outstanding options as of March 25, 2016	101	$8.49	0.9	$45
Options exercisable as of March 25, 2016	100	$8.50	0.9	$44
Options vested and expected to vest as of March 25, 2016	101	$8.49	0.9	$45

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of March 25, 2016 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.63 as of March 25, 2016. The total intrinsic value of options exercised for the nine months ended March 25, 2016 and March 27, 2015 was $124 and $134, respectively. The total proceeds received from option exercises for the nine months ended March 25, 2016 and March 27, 2015 was $212 and $327, respectively.

As of March 25, 2016, there was $0 of total unrecognized compensation expense related to unvested stock option grants under the Plans, and this expense is expected to be recognized over a weighted-average period of 0.1 years.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 2 non-vested RSA's as of March 25, 2016. There were no RSA's granted during the nine months ended March 25, 2016. As of March 25, 2016, there was $8 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the nine months ended March 25, 2016 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2015	890	$6.92
Units granted	440	$9.33
Units vested	(413)	$6.59
Units forfeited	(7)	$7.69
Non-vested units as of March 25, 2016	910	$8.23

RSU grants totaled 170 and 440 shares with a total weighted-average grant date fair value of $1,086 and $4,112 during the three and nine months ended March 25, 2016, respectively. RSU grants totaled 26 and 403 shares with a total weighted-average grant date fair value of $203 and $2,781 during the three and nine months ended March 27, 2015. The total fair value of RSU's vested during the three and nine months ended March 25, 2016 was $112 and $4,058, respectively. The total fair value of RSU's vested during the three and nine months ended March 27, 2015 was $202 and $2,797, respectively.

As of March 25, 2016, there was $6,235 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.8 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 413 and 464 with a total weighted-average grant date fair value of $3,697 and $2,986 during the nine months ended March 25, 2016 and March 27, 2015, respectively. The total fair value of PSU's vested during the nine months ended March 25, 2016, was $4,097. The total fair value of PSU's vested during the nine months ended March 27, 2015, was $1,977.

At March 25, 2016, there was $7,297 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 2.5 years.

A summary of non-vested PSU activity for the nine months ended March 25, 2016 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2015	932	—	932	$7.10
Units granted	327	86	413	$11.28
Units vested	(321)	(86)	(407)	$6.54
Units forfeited	(35)	—	(35)	$7.44
Non-vested units as of March 25, 2016	903	—	903	$8.73

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

Note 5. Earnings per Share

Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed using the treasury stock method for stock options, warrants, non-vested restricted stock awards and units, and non-vested performance stock units. The treasury stock method assumes conversion of all potentially dilutive shares of common stock with the proceeds from assumed exercises used to hypothetically repurchase stock at the average market price for the period. Diluted EPS is computed by dividing net income applicable to the Company by the weighted-average common shares and potentially dilutive common shares that were outstanding during the period. For the three and nine months ended March 25, 2016, the Company reported a net loss applicable to common shareholders; therefore, the potentially dilutive shares are anti-dilutive and are excluded from the calculation of diluted (loss) earnings per share in accordance with ASC Topic 260, Earnings per Share.

The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 25, 2016 and March 27, 2015:

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net (loss) income applicable to TRC Companies, Inc.	$(14,297)	$5,165	$(5,868)	$12,652

Basic weighted-average common shares outstanding	31,045	30,382	30,886	30,233
Effect of dilutive stock options, RSA's, RSU's and PSU's	—	355	—	318
Diluted weighted-average common shares outstanding	31,045	30,737	30,886	30,551

Earnings per common share applicable to TRC Companies, Inc.
Basic (loss) earnings per common share	$(0.46)	$0.17	$(0.19)	$0.42
Diluted (loss) earnings per common share	$(0.46)	$0.17	$(0.19)	$0.41
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,916	1,832	1,916	1,868

Note 6. Accounts Receivable

The current portion of accounts receivable as of March 25, 2016 and June 30, 2015, were comprised of the following:

	March 25, 2016	June 30, 2015
Billed	$92,644	$80,932
Unbilled	59,317	62,528
Retainage	2,266	3,478
Total accounts receivable - gross	154,227	146,938
Less allowance for doubtful accounts	(8,438)	(8,592)
Total accounts receivable, less allowance for doubtful accounts	$145,789	$138,346

Note 7. Other Accrued Liabilities

As of March 25, 2016 and June 30, 2015, other accrued liabilities were comprised of the following:

	March 25, 2016	June 30, 2015
Contract costs	$29,205	$27,980
Legal accruals	6,766	5,224
Lease obligations	3,725	3,354
Other	5,909	5,612
Total other accrued liabilities	$45,605	$42,170

Note 8. Business Acquisitions, Goodwill and Other Intangible Assets

Fiscal 2016 Acquisition

On November 30, 2015, the Company acquired the Professional Services business ("Pipeline Services") of Willbros Group ("Willbros") in an all cash transaction. The $125,715 purchase price consisted of (i) an initial cash payment of $119,955 paid at closing, and, (ii) a second cash payment due of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of a preliminary estimate working capital adjustment due from Willbros. Goodwill of $62,778, all of which is expected to be tax deductible, and other intangible assets of $44,500 were recorded as a result of this acquisition.

The following summarizes the estimated fair values of the Pipeline Services assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments:

	November 30, 2015 (As Initially Reported)	Measurement Period Adjustments	November 30, 2015 (As Adjusted)
Cash and cash equivalents	$355	$—	$355
Accounts receivable	26,406	620	27,026
Prepaid expenses and other current assets	7,276	(24)	7,252
Property and equipment	3,552	—	3,552
Identifiable intangible assets:
Customer relationships and backlog	43,500	—	43,500
Internally developed software	1,000	—	1,000
Total identifiable intangible assets	44,500	—	44,500
Goodwill	64,673	(1,895)	62,778
Other non-current assets	20,683	—	20,683
Accounts payable	(2,587)	53	(2,534)
Accrued compensation and benefits	(7,199)	(16)	(7,215)
Other accrued liabilities	(5,210)	50	(5,160)
Current portion of long-term debt	(6,447)	(38)	(6,485)
Long-term debt, net of current portion	(18,547)	—	(18,547)
Non-controlling interest	$—	$(490)	$(490)
Net assets acquired	$127,455	$(1,740)	$125,715

Customer relationships and backlog represent the fair value of existing contracts and the underlying customer relationships. The customer relationships and backlog have lives ranging from 1 to 15 years (weighted average lives of 6 years). The internally developed software has a life of approximately 5 years (weighted average life of 3 years).

The purchase price allocation is based upon preliminary information and is subject to change when additional information becomes available. The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Pipeline Service's highly skilled assembled workforce, which does not qualify for separate recognition, and the expected cost synergies of the combined operations. The Company has not completed its final assessment of the fair values of purchased receivables, liabilities, contingent liabilities, or acquired contracts. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill.

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

	Nine Months Ended
	March 25, 2016	March 27, 2015
Gross revenue	$526,384	$559,079
Net service revenue	383,374	406,712
Net (loss) income applicable to TRC Companies, Inc.	(8,368)	6,483

Basic earnings per common share	$(0.27)	$0.21
Diluted earnings per common share	$(0.27)	$0.21

Since the acquisition date, the Pipeline Services operating segment has contributed $34,543 in gross revenue, $27,546 in net service revenue, and an operating loss of $(4,289) for the period from November 30, 2015 through March 25, 2016.

Acquisition and integration expenses in the accompanying condensed consolidated statements of operations were comprised of the following:

	Three Months Ended	Nine Months Ended
	March 25, 2016	March 25, 2016
Severance and personnel costs	$914	$1,600
Professional services and other expenses	692	2,124
Total	$1,606	$3,724

Fiscal 2015 Acquisition

On September 29, 2014, the Company acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7,198 payable at closing, (ii) a second cash payment of $2,600 placed into escrow, of which $508 was paid in six months and the remaining $2,092 was due 18 months from the acquisition date subject to withholding for various contractual issues, (iii) 50 shares of the Company's common stock valued at $323 on the closing date, and (iv) a $560 net working capital adjustment. The sellers are also entitled to up to $1,500 in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. The Company estimated the fair value of the contingent earn-out liability to be $893 based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3,683, none of which is expected to be tax deductible, and other intangible assets of $3,622 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

Goodwill and Goodwill Impairment

The Company assesses goodwill for impairment on an annual basis as of each fiscal April period end, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. As of March 25, 2016, the Company had $75,337 of goodwill, subsequent to the impairment as further discussed below. Due to the current economic conditions in the oil and gas commodity markets, current actual operating performance, and revised projected financial performance, we assessed the recoverability of goodwill within the two reporting units within Pipeline Services operating segment during the three months ended March 25, 2016.

The impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. The Company estimates the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method, and the guideline company approach. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded. If goodwill is impaired, the Company is required to record a non-cash charge to reduce the carrying value of goodwill to its implied fair value.

The Company performed the first step of the impairment test for the two reporting units within the Pipeline Services operating segment, and in each case determined that the carrying value of the reporting unit exceeded its fair value indicating potential goodwill impairment. The significant change to the assumptions used in the interim impairment test during the three months ended March 25, 2016 compared to the assumptions utilized in the Pipeline Services operating segments initial November 2015 valuation were the projected net service revenue, operating income, and cash flows for each reporting unit tested, which were impacted by the continued market uncertainty in the oil and gas commodity markets and current actual operating performance compared to the originally projected results.

The Company performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the applicable reporting units. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, the Company recorded a preliminary goodwill impairment charge of $24,465 during the three months ended March 25, 2016. Significant management judgments are necessary to evaluate the impact of operating and macroeconomic changes. Critical assumptions include projected net service revenue growth, profit margins, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. Due to the timing and complexity of the second step of the impairment test, which is required to determine the actual impairment of goodwill, the Company recorded its best estimate of impairment for the three and nine months ended March 25, 2016. The second step of the goodwill test will be completed during the fourth quarter of fiscal 2016, and any adjustment to the amount recorded, which could differ materially from the Company's current best estimate, will be recorded in the fourth quarter of fiscal 2016. Further, the measurement period for purchase price allocation related to the Pipeline Services acquisition remains open, as the initial allocation remains preliminary. Any future adjustments to purchase price allocation could impact the final charge for goodwill impairment.

The carrying amount of goodwill for the nine months ended March 25, 2016 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	March 25,	Impairment	March 25,
Operating Segment	2015	Losses	2015	Adjustments	2016	Losses	2016
Energy	$28,506	$(14,506)	$14,000	$—	$28,506	$(14,506)	$14,000
Environmental	40,889	(17,865)	23,024	—	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
Pipeline Services	—	—	—	62,778	62,778	(24,465)	38,313
	$76,619	$(39,595)	$37,024	$62,778	$139,397	$(64,060)	$75,337

Other Intangible Assets

Identifiable intangible assets as of March 25, 2016 and June 30, 2015 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	March 25, 2016			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$59,218	$(12,451)	$46,767	$16,618	$(7,740)	$8,878
Contract backlog	900	(300)	600	—	—	—
Technology	1,000	(67)	933	—	—	—
	61,118	(12,818)	48,300	16,618	(7,740)	8,878
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$61,544	$(12,818)	$48,726	$17,044	$(7,740)	$9,304

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 6 years. The weighted-average period of amortization is approximately 6 years for customer relationship assets. The amortization of intangible assets for the three and nine months ended March 25, 2016 was $3,162 and $5,078. The amortization of intangible assets for the three and nine months ended March 27, 2015 was $905 and $2,633.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2016 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2016	$2,759
2017	10,159
2018	9,182
2019	8,367
2020	7,821
2021 and Thereafter	10,012
Total	$48,300

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed an interim impairment assessment as of March 25, 2016, which resulted in no impairments to intangible assets.

Note 9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

Previously, the Company and substantially all of its subsidiaries, were party to a secured credit agreement (the "Prior Credit Agreement") and related security documentation with Citizens Commercial Banking as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The Prior Credit Agreement provided the Company with a $75,000 five-year secured revolving credit facility with a sublimit of $15,000 available for the issuance of letters of credit. Pursuant to the terms of the Prior Credit Agreement, the Company could request an increase in the amount of the credit facility up to $95,000. The expiration date of the Prior Credit Agreement was April 16, 2018.

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

On November 30, 2015, the Company entered into a five-year credit agreement (the “New Credit Agreement”) with Citizens Bank, N.A. as lender, LC issuer, administrative agent, sole lead arranger, and sole book runner; BMO Harris Bank, N.A. as lender, LC issuer and syndication agent; KeyBank, N.A. as lender and document agent, and five other banks as lenders . The New Credit Agreement provides the Company with an aggregate borrowing capacity of $175,000, consisting of a $100,000 five-year secured revolving credit facility (“Revolving Facility”) with a sub-limit of $15,000 available for the issuance of letters of credit, as well as a five-year secured $75,000 term loan (“Term Loan”). The New Credit Agreement replaced the Company’s Prior Credit Agreement.

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

Borrowings outstanding under the Revolving Facility will mature on November 30, 2020. The Term Loan amortizes in quarterly installments payable on the last day of each March, June, September, and December, commencing on March 31, 2016 in amounts equal to 1.875% of the term loan made or outstanding, with the balance payable on

November 30, 2020 (the "Term Loan Maturity Date.") In addition, the Company is required, subject to certain exceptions, to make payments on the Term Loan (a) based on a stated percentage of Excess Cash Flow, either 50% or 0% depending on whether the the Company's consolidated leverage ratio is above or below 2 times adjusted EBITDA as defined in the New Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the New Credit Agreement, and (d) in an amount of 100% of net cash proceeds from events of loss subject to certain reinvestment rights. The borrowings under the New Credit Agreement may be reduced, in whole or in part, without premium or penalty.

Amounts outstanding under the New Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 0.50% to 1.25%, or at the Eurodollar Rate (as defined, generally the LIBOR rate) plus a margin of 1.50% to 2.25%, based on the Company's Leverage Ratio (as defined). In addition to these borrowing rates, there is a commitment fee which ranges from 0.20% to 0.375% on any unused commitments. The applicable fees for issuance of letters of credit under the Revolving Facility is a range from 1.50% to 2.25%.

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

On November 30, 2015 the Company borrowed $102,000 under the New Credit Agreement to partially fund the aforementioned Willbros Professional Services acquisition. The borrowing was comprised of a full borrowing of the $75,000 term loan and a $27,000 borrowing under the Revolving Facility. Borrowings under the Term Loan bear interest at a stated rate of 2.32% and have an effective interest rate of 2.74% at March 25, 2016. As of March 25, 2016 the Company had no borrowings outstanding under the New Credit Agreement's Revolving Facility. Funds available to borrow under the New Credit Agreement, after consideration of the letters of credit outstanding, were $97,221 at March 25, 2016.

In accounting for the transaction costs incurred in conjunction with the New Credit Agreement, the Company allocated the total costs incurred based on the relative fair values of the Revolving Facility and Term Loan. A total of $1,916 and $1,332 were allocated to the Revolving Facility and Term Loan, respectively.

As of March 25, 2016, the Term Loan consisted of the following:

Current portion of Term Loan	$5,469

Long-term portion of Term Loan	$69,531
Less: Debt issuance costs	(1,227)
Net carrying amount	$68,304

The scheduled principal amounts due under the Company’s Term Loan obligations as of March 25, 2016 for the remainder of fiscal year 2016 and succeeding fiscal years are as follows:

2016	$2,786
2017	5,265
2018	4,882
2019	4,526
2020	4,196
2021	53,345
Total	$75,000

Contractor-owned, contractor-operated facility debt

As of March 25, 2016, the Company recorded approximately $22,817 of debt obligations related to the Pipeline Services acquisition, of which $7,407 was current.  A third party finance company had provided financing to Pipeline Services in conjunction with the construction of fueling facilities for the federal government. Upon acceptance of the constructed facilities, the federal government pays Pipeline Services in equal monthly installments over the subsequent five years pursuant to a contract. Therefore, as of March 25, 2016, the Company also recorded approximately $24,562 of receivables which were acquired in the transaction, of which $7,407 was current. These amounts were recorded within other assets and represent the amount due from the federal government for the construction of the fueling facilities.

As of March 25, 2016, the government has provided acceptance on all three contracts and final funding has been received on one contract.

The principal amounts due under the Company’s remaining debt obligations as of March 25, 2016 for the remainder of fiscal year 2016 and succeeding fiscal years is as follows:

2016	$2,127
2017	7,551
2018	5,734
2019	3,717
2020	3,688
Total	$22,817

Other Notes Payable

In July 2015, the Company financed $5,632 of insurance premiums payable in eleven equal monthly installments of $517 each, including a finance charge of 1.99%. In December 2015, an additional $891 was financed in conjunction with the Willbros Professional Services acquisition, resulting in six remaining payments of $667. As of March 25, 2016, the balance outstanding under this agreement was $1,993.

In conjunction with the Pipeline Services acquisition, the Company was required to remit a second cash payment of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016.

Capital Lease Obligations

During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements expiring in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization in the condensed consolidated statements of operations. The final lease payments were made in the fiscal quarter ended March 25, 2016, with no future capital lease obligation remaining, and the underlying assets having been fully depreciated.

Note 10. Variable Interest Entity
The Company acquired the non-controlling interest in Center Avenue Holdings ("CAH") a limited liability company, in its third fiscal quarter of 2016 for $90. Prior to CAH becoming a wholly owned subsidiary, the Company's condensed consolidated financial statements included the financial results of CAH as a variable interest entity in which it was the primary beneficiary. In determining whether the Company is the primary beneficiary of an entity, it considers a number of factors, including its ability to direct the activities that most significantly affect the entity's economic success, the Company's contractual rights and responsibilities under the arrangement and the significance of the arrangement to each party. These considerations impact the way the Company accounts for its existing collaborative and joint venture relationships and determines the consolidation of companies or entities with which the Company has collaborative or other arrangements.
The Company previously consolidated the operations of CAH as it retained the contractual power to direct the activities of CAH which most significantly and directly impact its economic performance. The activity of CAH is not significant to the overall performance of the Company. Prior to CAH becoming a wholly owned subsidiary, its assets were restricted, from the standpoint of the Company, in that they were not available for the Company's general business use outside the context of CAH.
The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

	March 25, 2016	June 30, 2015
Current assets:
Restricted investments	$63	$63
Total current assets	63	63
Property and equipment	4,344	—
Other assets	—	4,344
Total assets	$4,407	$4,407
Long-term environmental remediation liabilities	22	21
Total liabilities	$22	$21

Prior to CAH becoming a wholly owned subsidiary, the Company did not generally have an obligation to make additional capital contributions to CAH. However, through the end of the second fiscal quarter of 2016 the Company had provided $4,086 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on a note payable. CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013. The Company intends to continue funding CAH's obligations as they become due.

Note 11. Income Taxes

The Company's effective tax rate was approximately 41.1% and 27.1% for the three months ended March 25, 2016 and March 27, 2015 respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the three months ended March 25, 2016 were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit and U.S. Domestic Production Activities deduction. The discrete impact of research and development credits and U.S. Domestic Production Activities deduction is the result of a change in estimate resulting from the finalization of a new research and development credit study and U.S. Domestic Production Activities deduction study during the three months ended March 25, 2016; the tax benefit for the change in estimate was reflected in its entirety in the three months ended March 25, 2016. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the three months ended March 27, 2015 were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit. The discrete impact of research and development credits is the result of a change in estimate resulting from the finalization of a new research and development credit study during the three months ended March 27, 2015. A tax benefit for the change in estimate was reflected in its entirety in the three months ended March 27, 2015.

The Company's effective tax rate was 42.6% and 36.4% for the nine months ended March 25, 2016 and March 27, 2015, respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the nine months ended March 25, 2016 and March 27, 2015, respectively, were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit and U.S. Domestic Production Activities deduction in the current year, as well as the discrete tax benefits related to research and development tax credits in the prior year period.

As of March 25, 2016, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $2,067. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As of March 25, 2016, the Company had a tax benefit of $4,111 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $1,473 was recorded to increase APIC as it reduced income taxes payable during the nine months ended March 25, 2016. In addition, a tax deficiency of $147 related to the expiration of vested stock options was recorded during the period to decrease APIC as it reduced deferred tax assets.

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

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. The Company's client base is predominantly state and municipal governments as well as select commercial developers. In addition, the Company provides infrastructure services on projects originating in its other operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessments, design and construction management.

Pipeline Services: The Pipeline Services operating segment provides pipeline and facilities engineering, EPC/EPCM, field services and integrity services to the oil and gas transmission and midstream markets as well as at government facilities. The Company specializes in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, gas processing, and field gathering and production facilities. The Company's expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. The Company also provides project management, engineering and material procurement services to the refining industry and government agencies, including chemical/process, mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. The Company provides full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services. The Company partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.

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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Energy	Environmental	Infrastructure	Pipeline Services	Total

Three months ended March 25, 2016:
Gross revenue	$46,280	$65,465	$18,721	$26,526	$156,992
Net service revenue	35,974	50,023	13,036	21,560	120,593
Segment profit (loss)	8,048	7,922	2,561	(3,128)	15,403
Acquisition and integration expense	—	—	—	1,171	1,171
Depreciation	473	615	119	519	1,726
Amortization	260	279	—	2,454	2,993

Three months ended March 27, 2015:
Gross revenue	$42,404	$70,711	$16,037	$—	$129,152
Net service revenue	37,056	51,172	11,865	—	100,093
Segment profit	8,796	9,942	2,673	—	21,411
Acquisition and integration expense	—	—	—	—	—
Depreciation	455	542	94	—	1,091
Amortization	282	399	—	—	681

	Energy	Environmental	Infrastructure	Pipeline Services	Total

Nine months ended March 25, 2016:
Gross revenue	$134,526	$220,721	$61,365	$34,543	$451,155
Net service revenue	111,065	154,497	40,673	27,546	333,781
Segment profit (loss)	25,020	27,760	8,173	(4,289)	56,664
Acquisition and integration expense	—	—	—	1,171	1,171
Depreciation	1,431	1,877	341	786	4,435
Amortization	858	944	—	2,756	4,558

Nine months ended March 27, 2015:
Gross revenue	$124,325	$219,960	$51,330	$—	$395,615
Net service revenue	106,621	151,384	35,493	—	293,498
Segment profit	22,575	30,252	6,203	—	59,030
Acquisition and integration expense	—	—	—	—	—
Depreciation	1,478	1,728	319	—	3,525
Amortization	909	1,036	—	—	1,945

	Three Months Ended		Nine Months Ended
Gross revenue	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Gross revenue from reportable operating segments	$156,992	$129,152	$451,155	$395,615
Reconciling items (1)	1,138	1,625	177	1,415
Total consolidated gross revenue	$158,130	$130,777	$451,332	$397,030

Net service revenue
Net service revenue from reportable operating segments	$120,593	$100,093	$333,781	$293,498
Reconciling items (1)	660	901	(983)	(47)
Total consolidated net service revenue	$121,253	$100,994	$332,798	$293,451

Income from operations before taxes
Segment profit from reportable operating segments	$15,403	$21,411	$56,664	$59,030
Corporate shared services (2)	(11,922)	(12,456)	(33,144)	(33,633)
Goodwill impairment	(24,465)	—	(24,465)	—
Stock-based compensation expense	(1,498)	(1,370)	(4,278)	(3,746)
Unallocated acquisition and integration expenses	(435)	—	(2,553)	—
Unallocated depreciation and amortization	(385)	(436)	(1,155)	(1,644)
Interest income	189	—	326	—
Interest expense	(1,073)	(73)	(1,562)	(125)
Total consolidated (loss) income from operations before taxes	$(24,186)	$7,076	$(10,167)	$19,882

Acquisition and integration expenses
Acquisition and integration expenses from reportable operating segments	$1,171	$—	$1,171	$—
Unallocated acquisition and integration expenses	435	—	2,553	—
Total consolidated acquisition and integration expenses	$1,606	$—	$3,724	$—

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$4,719	$1,772	$8,993	$5,470
Unallocated depreciation and amortization	385	436	1,155	1,644
Total consolidated depreciation and amortization	$5,104	$2,208	$10,148	$7,114

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s four operating segments.

Note 13. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional named insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near or beyond the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's condensed consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in material costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; (iii) agency requirement for implementation of a more expansive remedy that currently required; and, (iv) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $38,200, of which $12,400 would be covered by insurance.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450 "Contingencies". As of March 25, 2016 and June 30, 2015, the Company had recorded litigation accruals of $6,295 and $4,479, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $4,062 and $1,918 as of March 25, 2016 and June 30, 2015, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $10,900, of which $2,400 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended March 25, 2016 and March 27, 2015

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The nine months ended March 25, 2016 contained one less business day than the prior fiscal year period.

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

On November 30, 2015, we acquired the Professional Services business segment ("Pipeline Services") of Willbros Group ("Willbros") in an all cash transaction. The initial purchase price consisted of (i) an initial cash payment of $120.0 million payable at closing, and, (ii) a second cash payment due of $7.5 million payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of a preliminary estimate working capital adjustment due from Willbros. Goodwill of $62.8 million was initially recorded prior to impairment, all of which is expected to be tax deductible, and other intangible assets of $44.5 million were recorded as a result of this acquisition. The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Pipeline Service's highly skilled assembled workforce, which does not qualify for separate recognition, and the expected cost synergies of the combined operations. Pipeline Services has contributed $34.5 million in gross revenue, $27.5 million in net service revenue, and an operating loss of $(4.3) million to our results for the period from November 30, 2015 through March 25, 2016.

On September 29, 2014, we acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7.2 million payable at closing, (ii) a second cash payment of $2.6 million placed into escrow, of which $0.5 million was paid in six months and the remaining $2.1 million was due in 18 months subject to withholding for various contractual issues, (iii) 50 shares of our common stock valued at $0.3 million on the closing date, and (iv) a $0.6 million net working capital adjustment. The sellers are also entitled to up to $1.5 million in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. We estimated the fair value of the contingent earn-out liability to be $0.9 million based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3.7 million, none of which is expected to be tax deductible, and other intangible assets of $3.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

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

Infrastructure:  The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, the rehabilitation of overburdened and deteriorating infrastructure systems, and the management of risks related to security of public and private facilities. Our client base is predominantly state and municipal governments as well as select commercial developers. In addition, we provide infrastructure services on projects originating in our other operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessments, design and construction management.

Pipeline Services: The Pipeline Services operating segment provides pipeline and facilities engineering, EPC/EPCM, field services and integrity services to the oil and gas transmission and midstream markets, as well as at government facilities. We specialize in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, gas processing, and field gathering and production facilities. Our expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. We also provide project management, engineering and material procurement services to the refining industry and government agencies, including chemical/process, mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services. We are partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.

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
On July 1, 2015 we made certain changes to our management reporting structure which resulted in a change to the composition of the Energy and Infrastructure operating segments. In addition, certain corporate employees were transferred to the Energy operating segment. As a result, beginning in fiscal year 2016 we report our financial performance based on the current reporting structure. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance. These changes had no impact on consolidated net income or cash flows and were not material to the segment measurements presented.

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 25, 2016 and March 27, 2015:

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Energy	30%	37%	33%	36%
Environmental	41%	51%	47%	52%
Infrastructure	11%	12%	12%	12%
Pipeline Services	18%	—%	8%	—%
	100%	100%	100%	100%
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

Environmental: Although there had been signs of growth in this market following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The last decade saw growth in nearly all aspects of this market. The fundamental market drivers remain in place, and this market also benefits from evolving regulatory developments particularly with respect to air quality, and the continuing need to enhance our aging transportation and energy infrastructure. While we expect oil and gas activity and major capital projects to be constrained in the near term, the outlook for services related to other areas of the market, such as environmental remediation, construction, transaction support, the retirement of coal plants and the need to transport natural gas remains favorable. Renewables and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects such as pipelines and related infrastructure.

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

Pipeline Services: Our Pipeline Services segment is currently in the midst of a market downturn due to low oil and gas prices and uncertainty in the oil and gas markets. Nevertheless, long-term opportunities include mid-stream oil and Natural Gas Liquid pipelines which are necessary to match takeaway capacity with current levels of production, some of which is stranded due to inadequate pipeline infrastructure, primarily in the Marcellus and Utica shales. Additional future opportunities are presented by natural gas pipelines to take gas to LNG export facilities as well as Mexico. In addition natural gas pipelines will be required as coal plants are retired and generating capacity is replaced with cleaner gas-burning plants. New regulatory requirements currently under consideration by the Department of Transportation will lead to data and integrity requirements for pipeline operators where our technologies and services can be utilized.

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

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and nine months ended March 25, 2016 and March 27, 2015:

	Three Months Ended				Nine Months Ended
	Mar. 25,	Mar. 27,	Change		Mar. 25,	Mar. 27,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$158,130	$130,777	$27,353	20.9%	$451,332	$397,030	$54,302	13.7%
Less subcontractor costs and other direct reimbursable charges	36,877	29,783	7,094	23.8	118,534	103,579	14,955	14.4
Net service revenue	121,253	100,994	20,259	20.1	332,798	293,451	39,347	13.4
Interest income from contractual arrangements	27	23	4	17.4	69	67	2	3.0
Insurance recoverables and other income	146	753	(607)	(80.6)	1,919	6,238	(4,319)	(69.2)
Cost of services (exclusive of costs shown separately below)	104,030	83,486	20,544	24.6	280,690	247,275	33,415	13.5
General and administrative expenses	9,523	8,927	596	6.7	24,690	25,360	(670)	(2.6)
Acquisition and integration expenses	1,606	—	1,606	100.0	3,724	—	3,724	100.0
Goodwill impairment	24,465	—	24,465	100.0	24,465	—	24,465	100.0
Depreciation	1,942	1,303	639	49.0	5,070	4,481	589	13.1
Amortization	3,162	905	2,257	249.4	5,078	2,633	2,445	92.9
Operating (loss) income	(23,302)	7,149	(30,451)	(425.9)	(8,931)	20,007	(28,938)	(144.6)
Interest income	189	—	189	100.0	326	—	326	100.0
Interest expense	(1,073)	(73)	(1,000)	1,369.9	(1,562)	(125)	(1,437)	1,149.6
(Loss) income from operations before taxes	(24,186)	7,076	(31,262)	(441.8)	(10,167)	19,882	(30,049)	(151.1)
Income tax benefit (provision)	9,954	(1,916)	11,870	(619.5)	4,358	(7,244)	11,602	(160.2)
Net (loss) income	(14,232)	5,160	(19,392)	(375.8)	(5,809)	12,638	(18,447)	(146.0)
Net (income) loss applicable to noncontrolling interest	(65)	5	(70)	(1,400.0)	(59)	14	(73)	(521.4)
Net (loss) income applicable to TRC Companies, Inc.	$(14,297)	$5,165	$(19,462)	(376.8)%	$(5,868)	$12,652	$(18,520)	(146.4)%

Three Months Ended March 25, 2016

Gross revenue increased $27.4 million, or 20.9%, to $158.1 million for the three months ended March 25, 2016 from $130.8 million for the same period in the prior year. Organic activities were nearly level with the prior year period, accounting for $0.2 million, or 0.6%, of the growth in gross revenue, and acquisitions accounted for the remaining $27.2 million, or 99.4%, of the increase.

NSR increased $20.3 million, or 20.1%, to $121.3 million for the three months ended March 25, 2016 from $101.0 million for the same period in the prior year. Organic activities accounted for a $1.8 million, or 9.3%, decrease in NSR, and acquisitions accounted for a $22.1 million, or 109.3%, increase. The decrease in organic NSR was primarily attributable to our Environmental operating segment where NSR decreased $1.1 million. This decline was due to decreased demand from our oil and gas clients for services primarily related to midstream activities, and, in particular, pipeline permitting services.

Insurance recoverables and other income decreased $0.6 million, or 80.6%, to $0.1 million for the three months ended March 25, 2016 from $0.8 million for the same period in the prior year. In the three months ended March 27, 2015, certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. We did not experience the same level of estimated cost increases in the current quarter.

COS increased $20.5 million, or 24.6%, to $104.0 million for the three months ended March 25, 2016 from $83.5 million for the same period in the prior year. Organic activities decreased $0.5 million, or 2.5%, and acquisitions accounted for $21.0 million, or 102.5%, of the increase. The decrease in organic COS primarily corresponded to the lower volume of work in our Environmental operating segment. As a percentage of NSR, COS were 85.8% and 82.7% for the three months ended March 25, 2016 and March 27, 2015, respectively. As a percentage of NSR, organic COS were 83.7% and 82.7% for the three months ended March 25, 2016 and March 27, 2015, respectively.

G&A expenses increased $0.6 million, or 6.7%, to $9.5 million for the three months ended March 25, 2016 from $8.9 million for the same period in the prior year. The increase was generally attributable to increased salary costs in connection with the Pipeline Services acquisition and higher professional service fees in the current year period. As a percentage of NSR, G&A expenses were 7.9% and 8.8% for the three months ended March 25, 2016 and March 27, 2015, respectively.

Acquisition and integration expenses for the three months ended March 25, 2016 are comprised of:

Severance and personnel costs	$914
Professional services and other	692
Total	$1,606

Due to the current economic conditions in the oil and gas markets and current operating performance, we assessed the recoverability of goodwill within our Pipeline Services operating segment during the three months ended March 25, 2016.  In performing the goodwill assessment, we performed an impairment analysis that involved the use of discounted cash flow models as the best evidence of fair value.  The aggregate fair value of our Pipeline Services operating segment declined from its initial November 2015 valuation primarily due to a reduction in the projected future cash flows.  These reductions were primarily driven by a challenging commodity price environment and continued market uncertainty, which has had an adverse impact on capital spending. While the fundamentals for midstream infrastructure investment remain positive in the long term, the near term outlook remains uncertain, causing delays of large, midstream infrastructure projects. We do not expect activity to meaningfully increase in the near-term and, therefore, have adjusted our cash flows and sized our Pipeline Services operating segment accordingly.  Because of this reduction in our near term cash flow estimates, the fair value of the two Pipeline Services reporting units with goodwill did not exceed their carrying value, resulting in a goodwill impairment charge of $24.5 million during the three months ended March 25, 2016. Further, the measurement period for purchase price allocation related to the Pipeline Services acquisition remains open, as the initial allocation remains preliminary. Any future adjustments to purchase price allocation could materially impact the final charge for goodwill impairment.

Significant assumptions underlying the discounted cash flows included: a weighted average cost of capital; profit margins and a terminal growth rate. Changes in these assumptions could have a significant impact on the valuation model. As an example, a hypothetical 1% change in weighted average cost of capital would increase/decrease the fair value by approximately $10.0 million. A hypothetical 1% change in the profit margin percentages in all periods would increase/decrease the fair value by approximately $5.0 million. Finally, a hypothetical 1% change in the terminal growth rate would increase/decrease the fair value by approximately $6.0 million. Changes in fair value from changes in these assumptions would increase/decrease the goodwill impairment charge. Additionally, if we experience sustained periods of constrained capital spending beyond the periods already contemplated in our model, it could adversely impact our valuation. These assumptions are highly judgmental and subject to change. Such changes, if material, may require us to incur additional impairment charges for goodwill and/or other indefinite-lived intangible assets in future periods.

Depreciation expenses increased $0.6 million, or 49.0%, to $1.9 million for the three months ended March 25, 2016 from $1.3 million for the same period in the prior year. The increase was primarily attributable to the Pipeline Services assets acquired in November 2015, which contributed $0.5 million of depreciation expense in the three months ended March 25, 2016.

Amortization expenses increased $2.3 million, or 249.4%, to $3.2 million for the three months ended March 25, 2016 from $0.9 million for the same period in the prior year. The increase was primarily attributable to the Pipeline Services intangible assets acquired in November 2015, which contributed $2.5 million of amortization expense in the three months ended March 25, 2016.

Our effective tax rate was 41.1% for the three months ended March 25, 2016, compared to 27.1% for the same period in the prior year. Our effective tax rate excluding the goodwill impairment was approximately 5.3% for the three months ended March 25, 2016, compared to approximately 27.1% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the three months ended March 25, 2016 were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit and U.S. Domestic Production Activities deduction. The discrete impact of research and development credits and U.S. Domestic Production Activities deduction is the result of a change in estimate resulting from the finalization of a new research and development credit study and U.S. Domestic Production Activities deduction study during the three months ended March 25, 2016; the tax benefit for the change in estimate was reflected in its entirety in the three months ended March 25, 2016. For the three months ended March 27, 2015, the primary reconciling item between the federal statutory rate of 35.0% and our overall effective tax rate was the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit. The discrete impact of research and development credits was the result of a change in estimate resulting from the finalization of a new research and development credit study during the three months ended March 27, 2015. A tax benefit for the change in estimate was reflected in its entirety in the three months ended March 27, 2015.

Nine Months Ended March 25, 2016

Gross revenue increased $54.3 million or 13.7%, to $451.3 million for the nine months ended March 25, 2016 from $397.0 million for the same period in the prior year. Organic activities accounted for $15.1 million, or 27.9%, of the growth in gross revenue, and acquisitions accounted for the remaining $39.2 million, or 72.1%, of the increase. The growth in organic gross revenue was driven by our Infrastructure operating segment where organic gross revenue increased $10.0 million primarily driven by increased transportation-related spending by our municipal and state clients. In addition, organic gross revenue increased $8.5 million in our Energy operating segment due to increased demand for electric transmission and distribution services. This organic growth was offset, in part, by a $2.1 million decline in the Environmental operating segment where we experienced decreased demand from our oil and gas clients for services primarily related to midstream activities.

NSR increased $39.3 million, or 13.4%, to $332.8 million for the nine months ended March 25, 2016 from $293.5 million for the same period in the prior year. Organic activities accounted for $8.1 million, or 20.6%, of the growth in NSR, and acquisitions accounted for the remaining $31.2 million, or 79.4%, of the increase. The increase in organic NSR was primarily attributable to our Infrastructure and Energy operating segments where organic NSR increased $5.2 million and $2.9 million respectively. The organic NSR increases are due to the same factors that led to the increases in gross revenue.

Insurance recoverables and other income decreased $4.3 million, or 69.2%, to $1.9 million for the nine months ended March 25, 2016 from $6.2 million for the same period in the prior year. In the nine months ended March 27, 2015, an Exit Strategy project had estimated cost increases which were not expected to be funded by the project-specific restricted investments and, therefore, were projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs overruns. We did not experience a similar contract adjustment in the current period.

COS increased $33.4 million, or 13.5%, to $280.7 million for the nine months ended March 25, 2016 from $247.3 million for the same period in the prior year. Organic activities accounted for $3.0 million, or 8.9%, of the growth in COS, and acquisitions accounted for the remaining $30.4 million, or 91.1%, of the increase. Organic COS increased $3.2 million and $0.6 million in our Infrastructure and Energy operating segments, respectively. These increases were primarily attributable to costs incurred to support the current demand from our Energy and Infrastructure operating segment clients. Organic COS decreased $0.6 million in our Environmental operating segment primarily due to lower volumes of work. As a percentage of NSR, COS were level at 84.3% and 84.3% for the nine months ended March 25, 2016 and March 27, 2015, respectively. As a percentage of NSR, organic COS were 83.0% and 84.3% for the nine months ended March 25, 2016 and March 27, 2015, respectively.

G&A expenses decreased $0.7 million, or 2.6%, to $24.7 million for the nine months ended March 25, 2016 from $25.4 million for the same period in the prior year. The decrease was largely attributable to lower in litigation costs in the current year. As a percentage of NSR, G&A expenses were 7.4% and 8.6% for the nine months ended March 25, 2016 and March 27, 2015, respectively.

Acquisition and integration expenses for the nine months ended March 25, 2016 are comprised of:

Severance and personnel costs	$1,600
Professional services and other	2,124
Total	$3,724

As aforementioned, due to the current economic conditions in the oil and gas markets and current operating performance, we assessed the recoverability of goodwill within our Pipeline Services operating segment during the three months ended March 25, 2016.  The aggregate fair value of our Pipeline Services operating segment declined from its initial November 2015 valuation primarily due to a reduction in the projected future cash flows.  Because of this reduction in our near term cash flow estimates, the fair value of the two Pipeline Services reporting units with goodwill did not exceed their carrying value, resulting in a goodwill impairment charge of $24.5 million during the nine months ended March 25, 2016.  Further, the measurement period for purchase price allocation related to the Pipeline Services acquisition remains open, as the initial allocation remains preliminary. Any future adjustments to purchase price allocation could materially impact the final charge for goodwill impairment.

Depreciation expenses increased $0.6 million, or 13.1%, to $5.1 million for the nine months ended March 25, 2016 from $4.5 million for the same period in the prior year. The increase was primarily attributable to the Pipeline Services assets acquired in November 2015, which contributed $0.8 million of depreciation expense in the nine months ended March 25, 2016.

Amortization expenses increased $2.4 million, or 92.9%, to $5.1 million for the nine months ended March 25, 2016 from $2.6 million for the same period in the prior year. The increase was primarily attributable to the Pipeline Services intangible assets acquired in November 2015, which contributed $2.8 million of amortization expense in the nine months ended March 25, 2016.

Our effective tax rate was 42.6% for the nine months ended March 25, 2016, compared to 36.4% for the same period in the prior year. Our effective tax rate excluding the Goodwill impairment was approximately 35.9% for the nine months ended March 25, 2016, compared to approximately 36.4% for the same period in the prior year. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit and U.S. Domestic Production Activities deduction in the current period, and the effect of state income taxes offset by discrete tax benefits related to research and development tax credits for the prior year period.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and nine months ended March 25, 2016 and March 27, 2015:

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	—	—	—
Insurance recoverables and other income	0.1	0.7	0.6	2.1
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	85.8	82.7	84.3	84.3
General and administrative expenses	7.9	8.8	7.4	8.6
Acquisition and integration expenses	1.3	—	1.1	—
Goodwill impairment	20.2	—	7.4	—
Depreciation	1.6	1.3	1.5	1.5
Amortization	2.6	0.9	1.5	0.9
Total operating costs and expenses	119.4	93.7	103.3	95.3
Operating (loss) income	(19.2)	7.1	(2.7)	6.8
Interest income	0.2	—	0.1	—
Interest expense	(0.9)	(0.1)	(0.5)	—
(Loss) income from operations before taxes	(19.9)	7.0	(3.1)	6.8
Income tax benefit (provision)	8.2	(1.9)	1.3	(2.5)
Net (loss) income	(11.7)%	5.1%	(1.7)%	4.3%

Additional Information by Reportable Operating Segment

Energy Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 25,	March 27,	Change		March 25,	March 27,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$46,280	$42,404	$3,876	9.1%	$134,526	$124,325	$10,201	8.2%
Net service revenue	$35,974	$37,056	$(1,082)	(2.9)%	$111,065	$106,621	$4,444	4.2%
Segment profit	$8,048	$8,796	$(748)	(8.5)%	$25,020	$22,575	$2,445	10.8%

Gross revenue increased $3.9 million, or 9.1%, and $10.2 million, or 8.2%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. Organic gross revenue increased $3.2 million and $8.5 million while acquisitions provided $0.6 million and $1.7 million of gross revenue growth for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. The increase in organic gross revenue during the nine months ended March 25, 2016 was primarily attributable to increased demand for services from existing clients due to their continued investment in electric transmission and distribution, offset, in part, by delays on a significant new program management award.

NSR decreased $1.1 million, or 2.9%, and increased $4.4 million, or 4.2%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. Organic NSR decreased $1.7 million and increased $2.9 million while acquisitions provided $0.6 million and $1.5 million of NSR growth for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. The decrease in organic NSR during the three months ended March 25, 2016 was primarily due to delays on a significant new award as well timing associated with the receipt of change orders. The increase in organic NSR for the nine months ended March 25, 2016 was primarily attributable to the same factors that led to higher gross revenue.

The Energy operating segment's profit decreased $0.7 million, or 8.5%, and increased $2.4 million, or 10.8%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. Organic segment profit decreased $0.8 million and increased $2.5 million while acquisitions accounted for no change and a $0.1 million decrease in segment profit growth for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. The decrease in organic segment profit for the three months ended March 25, 2016 was primarily attributable to lower employee productivity resulting from the aforementioned project and change order delays. As a percentage of NSR, the Energy operating segment's profit decreased to 22.4% from 23.7% and increased to 22.5% from 21.2% for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year.

Environmental Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 25,	March 27,	Change		March 25,	March 27,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$65,465	$70,711	$(5,246)	(7.4)%	$220,721	$219,960	$761	0.3%
Net service revenue	$50,023	$51,172	$(1,149)	(2.2)%	$154,497	$151,384	$3,113	2.1%
Segment profit	$7,922	$9,942	$(2,020)	(20.3)%	$27,760	$30,252	$(2,492)	(8.2)%

Gross revenue decreased $5.2 million, or 7.4%, and increased $0.8 million, or 0.3%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. Organic gross revenue decreased $5.2 million and $2.1 million while acquisitions provided $0.0 million and $2.8 million of gross revenue growth for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. The decrease in organic gross revenue for the three and nine months ended March 25, 2016 was primarily to due to the decline in oil and gas prices, which led to delayed midstream capital projects. In addition, we completed a large pipeline permitting project that had generated significant revenue in the comparable period of the prior year.

NSR decreased $1.1 million, or 2.2%, and increased $3.1 million, or 2.1%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. Organic NSR decreased $1.1 million and increased $0.9 million while acquisitions provided $0.0 million and $2.2 million of gross revenue growth for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. The decrease in organic NSR for the three months ended March 25, 2016 was primarily attributable to the same factors that led to lower gross revenue.

The Environmental operating segment's profit decreased $2.0 million, or 20.3%, and $2.5 million, or 8.2%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. The segment profit decrease for the three and nine months ended March 25, 2016 was almost entirely organic. The decrease in segment profit for the three months ended March 25, 2016 was attributable to lower revenue, and increased salary costs. As a result, we incurred employee termination costs in the current quarter associated with efforts to align employee productivity with our current revenue base. The decrease in segment profit for the nine months ended March 25, 2016 was primarily attributable to a decrease in the employee productivity, unfavorable cost estimate adjustments on several large fixed price projects and the aforementioned employee termination costs. As a percentage of NSR, the Environmental operating segment's profit decreased to 15.8% from 19.4% and to 18.0% from 20.0% for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 25,	March 27,	Change		March 25,	March 27,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$18,721	$16,037	$2,684	16.7%	$61,365	$51,330	$10,035	19.5%
Net service revenue	$13,036	$11,865	$1,171	9.9%	$40,673	$35,493	$5,180	14.6%
Segment profit	$2,561	$2,673	$(112)	(4.2)%	$8,173	$6,203	$1,970	31.8%

Gross revenue increased $2.7 million, or 16.7%, and $10.0 million, or 19.5%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. These results reflect increased U.S. commercial and state and local government activity associated with the upgrade of existing infrastructure.

NSR increased $1.2 million, or 9.9%, and $5.2 million, or 14.6%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. The increases in NSR were largely attributable to the same factors that led to the increases in gross revenue.

The Infrastructure operating segment's profit decreased $0.1 million, or 4.2%, and increased $2.0 million, or 31.8%, for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year. The decrease in segment profit during the three months ended March 25, 2016 was primarily attributable to several large change orders received in the prior year period, which increased revenue and segment profit. A similar effect did not occur in the current period. The increase segment profit during the nine months ended March 25, 2016 was primarily attributable to the same factors that led to the increase in NSR, as well as a stronger emphasis on project and overhead cost controls. As a percentage of NSR, the Infrastructure operating segment's profit decreased to 19.6% from 22.5% and increased to 20.1% from 17.5% for the three and nine months ended March 25, 2016, respectively, compared to the same periods in the prior year.

Pipeline Services Operating Segment Results

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	March 25, 2016	March 25, 2016
Gross revenue	$26,526	$34,543
Net service revenue	$21,560	$27,546
Segment loss	$(3,128)	$(4,289)

Pipeline Services operating results for nine months are for the post-acquisition period from November 30, 2015 to March 25, 2016. During this four month period, Pipeline Services contributed $34.5 million in gross revenue, $27.5 million in NSR, and had segment loss of $4.3 million. These operating results were impacted by non-cash purchase accounting adjustments and integration costs of approximately $3.9 million, primarily amortization expense. Continued uncertainty surrounding the oil and gas markets, including depressed commodity prices also impacted current period operating results. Specifically, the uncertain market outlook has constrained capital spending, resulting in lower demand for our services and increased competition for new contracts.

Backlog by Operating Segment

As of March 25, 2016, our contract backlog based on gross revenue was $595 million, compared to $435 million as of March 27, 2015. Our contract backlog based on NSR was $376 million as of March 25, 2016, compared to $289 million as of March 27, 2015. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at March 25, 2016 and March 27, 2015 (in millions):

	Gross Revenue Backlog				NSR Backlog
	March 25,	March 27,	Change		March 25,	March 27,	Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Energy	$160	$97	$63	64.9%	$91	$86	$5	5.8%
Environmental	243	235	8	3.4%	139	133	6	4.5%
Infrastructure	131	103	28	27.2%	96	70	26	37.1%
Pipeline Services	61	—	61	N/A	50	—	50	N/A
Total	$595	$435	$160	36.8%	$376	$289	$87	30.1%

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
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended		Nine Months Ended
	March 25,	March 27,	March 25,	March 27,
(Dollars in thousands)	2016	2015	2016	2015
Number of projects	1,437	1,243	1,659	1,688
Net increase (reduction) in project profitability	$715	$3,943	$(1,617)	$(205)

Net increase (reduction) in project profitability by operating segment:
Energy	$310	$1,130	$(408)	$(857)
Environmental	1,672	1,145	(828)	837
Infrastructure	(886)	1,668	(381)	(185)
Pipeline Services	(381)	—	—	—
Total	$715	$3,943	$(1,617)	$(205)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the nine months ended March 25, 2016 and March 27, 2015 (in thousands):

	Nine Months Ended
	March 25,	March 27,	Change
(Dollars in thousands)	2016	2015	$	%
Net cash provided by operating activities	$30,475	$12,580	$17,895	142.2%
Net cash used in investing activities	(125,306)	(15,285)	110,021	719.8%
Net cash provided by (used in) financing activities	66,655	(3,549)	70,204	1,978.1%

As of March 25, 2016, cash and cash equivalents decreased by $28.2 million, or 75.5%, to $9.1 million, compared to the fiscal year ended June 30, 2015. This decline is primarily the result of cash utilized for the acquisition of Pipeline Services from Willbros on November 30, 2015.

Net cash provided by operating activities increased by $17.9 million, or 142.2%, to $30.5 million for the nine months ended March 25, 2016, compared to $12.6 million of cash provided for the same period of the prior year. The increase was attributable to the favorable timing of collections activity with respect to accounts receivable in the nine months ended March 25, 2016 compared to the same period of the prior year. These favorable results are offset by higher cash payments made primarily with respect to income taxes and employee related compensation in the nine months ended March 25, 2016 compared to the same period of the prior year.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. Current quarter DSO, which measures the collections turnover of both billed and unbilled receivables, remained level at 83 days as of March 25, 2016 and 83 days as of June 30, 2015, and decreased from 90 days when compared to March 27, 2015. Our goal is to maintain DSO at less than 80 days.

Net cash used in investing activities increased by $110.0 million, or 719.8%, to $125.3 million for the nine months ended March 25, 2016, compared to $15.3 million of cash used for the same period of the prior year. The increase was attributable to $108.5 million in additional cash paid for acquisitions, primarily the acquisition of Pipeline Services.

Net cash provided by financing activities increased by $70.2 million, or 1,978.1%, to $66.7 million for the nine months ended March 25, 2016, compared to $3.5 million of cash used for the same period of the prior year. The increase was directly attributable to the proceeds received on debt incurred, net of issuance costs paid, for the acquisition of Pipeline Services.

Long-Term Debt

Revolving Credit Facility and Term Loan

See a discussion of our credit facility (the "New Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

The actual results as compared to the covenant requirements under the Credit Agreement as of March 25, 2016 for the measurement periods described below are as follows (in thousands):

Financial Covenant	Measurement Period	Actual	Required
Maximum leverage ratio	Trailing 12 Months	1.36	Not to exceed	3.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 Months	8.92	Must exceed	1.25 to 1.00

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 25, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 25, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the Company's quarter ended March 25, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

May 4, 2016	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)