Form 10-K
period 2016-06-30
TRC COMPANIES INC /DE/
filed 2016-08-31
CIK 103096

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2016
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
The aggregate market value of the registrant's common stock held by non-affiliates on December 25, 2015 was approximately $184,000,000.
On August 21, 2016, there were 31,101,510 shares of common stock of the registrant outstanding.

Use these links to rapidly review the document

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of shareholders to be held on November 17, 2016 are incorporated by reference in PART III hereof.

Use these links to rapidly review the document

TRC Companies, Inc.
Index to Annual Report on Form 10-K
Fiscal Year Ended June 30, 2016

Forward-Looking Statements
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us), contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the "Safe Harbor" provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the markets in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "can," "could," "might," or variations of such wording, and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance and other aspects of our business, including growth, trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the "Risk Factors" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, and other sections of this report. Such risks, uncertainties and assumptions are difficult to predict and beyond our control and may cause actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q, and 8-K should be consulted.
PART I
Item 1.    Business

General Description
TRC Companies, Inc. (hereinafter collectively referred to as "we" "our" or "us"), was incorporated in 1969. We are a national engineering, consulting and construction management firm that provides integrated engineering, consulting and construction management services. Our multidisciplinary project teams help our clients implement environmental, power, infrastructure and pipeline projects from initial concept to delivery and operation. We provide our services almost entirely in the United States.
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
Financial Highlights
We reported a net income applicable to TRC Companies, Inc. of $41 thousand, $19.4 million, and $12.1 million for fiscal years 2016, 2015 and 2014, respectively. The net income applicable to TRC Companies, Inc. for fiscal year 2016 included a $22.0 million goodwill impairment charge. We generated cash from operations of $48.1 million, $32.1 million, and $21.4 million in fiscal years 2016, 2015 and 2014, respectively. Net service revenue ("NSR") for fiscal year 2016 increased $57.1 million, or 14.0%, to $465.1 million from $408.0 million during the prior year. Approximately 8.5% of the NSR growth for fiscal year 2016 was from organic activities with the remainder coming from acquisitions.

Business Strategy
We understand our clients' goals and embrace them as our own, applying creativity, experience, integrity and dedication to deliver superior solutions to our client's challenges. We operate on a national basis through our operating segments, national sales and marketing organization, and industry verticals giving us the ability to respond to customer needs and dynamic market conditions. We are committed to safety, quality, client satisfaction, excellence in project management, sustainability and financial performance.
Our objectives for fiscal year 2017 are:

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

•
Attract and retain top talent. We continue to add top performers to expand our expertise and depth. Our objective is to maintain a workplace where the best people in our industry will want to work for us and be challenged by meaningful projects, rewarded for successful performance, and motivated to develop their entrepreneurial and project management skills. Acquisitions over the past three years have added approximately 1,200 professional and support staff, expanding our resource base, technical expertise, and geographic reach.

•
Focus our business development activity on our key accounts and markets. We focus our business on key clients and markets. In addition to a key account program, we have created verticals and selling teams that serve our principal industry markets, such as electric generation, transmission and distribution; oil and gas; and transportation. Our selling strategies focus on new and existing clients and markets. As part of our strategy, we will rename our Energy segment to be called Power and rename our Pipeline Services segment to be called Oil and Gas. This will align their names with the key clients and markets those segments serve.

Services
We manage our business under four operating segments: Energy, Environmental, Infrastructure and Pipeline Services.
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
Energy
The Energy operating segment serves key areas within the energy market which is currently investing in modernization, expansion, enhancement and replacement of outdated facilities. According to the Department of Energy, currently within the United States, 70% of transmission lines and larger transformers are more than 25 years old, and 60% of circuit breakers are more than 30 years old. The Edison Electric Institute reported in its March 2014 Update on Transmission that the industry is forecasted to spend over $60 billion on transmission projects in the next several years. These projects will enhance reliability, facilitate interstate transmission and support renewable development. We participate throughout the full cycle of services of transmission line and substation projects. We continue to increase our presence in the energy market by acquisition as well as organic growth.
The country continues to see shifts in public policy intended to stimulate energy development and the development of a smarter and more robust power grid, improve the distribution of electricity, better manage end-user demand and reduce greenhouse gas emissions and other environmental impacts. We are one of the leading firms supporting the significant investment associated with the development of new sources of energy and the infrastructure required to deliver new and existing energy sources to consumers. This market, like all other markets dependent upon large capital investment, is influenced by cost and access to capital. Access to private sources of credit and capital for project development appears generally favorable for most of the customers we serve.

Our energy service offerings include support in the licensing and engineering design of new sources of power generation and electric transmission and distribution system upgrades. Approximately 26% of our total employee base is dedicated to providing services to our energy customers. As major investor-owned utilities continue to consolidate and downsize their engineering and environmental staffs, we expect to continue to see long-term growth in these service areas. In addition, we expect to see continued expansion of the energy efficiency and demand management markets.
Key markets for our Energy operating segment are:

•
Electric Transmission and Distribution.  Investment in electric transmission and distribution infrastructure represents one of the largest financial commitments facing utilities over the next decade. The age of the transmission and distribution network combined with continuing electric load growth and the development of renewable generating sources has resulted in heightened concern over the reliability and efficiency of the nation's transmission grid. The evolving security environment requires solutions that meet today's challenging demands combined with a clear vision of newly emerging technologies and threats. Many of our customers have begun to invest in improved physical and cyber security programs intended to assure better system performance during extreme weather or other catastrophic events.

We are one of the leading engineering and environmental licensing service providers supporting the current extensive upgrade to the nation's electric transmission grid. We provide full scope engineering design, material procurement and construction management services. We also provide essential operations and management support to utilities as the trend towards outsourcing engineering functions continues. Our ability to provide integrated energy and environmental services is a key factor to our success on these projects.

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
We are also engaged in green building design and the development of codes, standards and policy. In addition, energy conservation measures can reduce carbon footprints, and we are assisting a number of clients in "greening" their operations against quantifiable objectives.
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
The markets for our environmental services are dynamic and include:

•
Assessment, Remediation, and Compliance of Contaminated Sites.  The number of contaminated properties across the United States which require environmental assessment and remediation remains significant. The primary demand for these assessment and remediation services is driven by regulatory obligations as well as economic considerations related to the transfer and redevelopment of environmentally distressed real estate. While the market for these types of services has been somewhat reinvigorated due to economic trends, the demand for cleanup at affected sites in support of economic redevelopment continues to lag.

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

A significant portion of U.S. coal-fired power plants could ultimately be retired under Environmental Protection Agency ("EPA") rules. Cross state air pollution issues are also likely to put pressure on power plant retrofit or closure activity. These regulatory drivers, in conjunction with the economic attractiveness of natural gas, could help support a wave of future projects associated with power generation licensing, fuel supply, power transmission and distribution, and retirement of obsolete facilities.
Over half of the states are implementing renewable portfolio standards, and we are providing licensing and engineering support to a number of wind and solar power projects. The extension of federal incentives for renewable generation as well as ongoing state incentives have supported this market.
We also provide due diligence and consulting support with respect to energy assets to a number of leading financial institutions, private equity firms and diversified energy companies.

•
Air Quality Regulatory Compliance.  EPA rule-making has led to a series of new maximum achievable control technology ("MACT") standards and new source performance standards ("NSPS") for a range of industries and emission sources including power generation, commercial and industrial boilers, solid waste incinerators, diesel engines, petroleum refineries, cement kilns, iron and steel foundries, gold mining operations, polyvinyl chloride production, and others. These regulations require air quality emission assessments, permitting evaluations, installation of new control technologies, performance demonstration testing and long-term monitoring.  Additionally, new national ambient air quality standards ("NAAQS") are increasing demand for air quality modeling, monitoring and consulting to meet those stricter standards.

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

•
Sustainability Advisory Services. We work with our clients to customize sustainability solutions to meet their strategic business objectives. Our services include: sustainability strategy development; public report design, development, and validation (Global Reporting Initiative, Carbon Disclosure Project); life cycle inventory analysis; carbon/

greenhouse gas management strategies and reporting; eco-efficiency audits, inventories, and strategies; stakeholder mapping and engagement strategies; pollution prevention/waste minimization; and beneficial reuse.

•
Infrastructure Modernization.  Modernizing our national transportation and energy delivery systems continues to be a focus of both the public and the private sectors. Investment in these areas will require the assessment of related environmental impacts and the planning, permitting and engineering to allow such development.

•
Climate Change.  The market for climate change related services is being driven domestically from many fronts, most of which are not regulatory in nature. We have seen demand for services emerge in the areas of carbon emission assessment and verification, renewable energy development, business process optimization, and public and private sector programs which are designed around energy conservation and other green initiatives. We believe our expertise in air modeling and measurement, renewable energy project licensing, project environmental impact assessment and project engineering, energy efficiency, as well as program design and management provides us an advantage in this market.

•
Building Sciences.  We help our clients manage risks associated with hazardous and regulated materials in buildings on a routine and emergency basis. This can include remediation, abatement, testing and monitoring of PCBs, asbestos, lead-based paint, mold and other substances of concern.

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

•
RE Power®.  RE Power is a program where we, in conjunction with a decommissioning and demolition company, provide comprehensive design, oversight, dismantling, cleanup, and asset optimization solutions to power and utility companies that elect to decommission or reposition their aging power plant assets. The goal of RE Power is to provide energy companies with a one-stop resource to gain maximum value for power plant assets at the end of their useful life. This can include safely removing plants from service through demolition and environmental cleanup and potentially transitioning them into a redevelopment phase, or preparing the existing power plant for re-powering with more viable fuel sources or more efficient generating equipment.

Infrastructure
We offer a variety of services to our infrastructure clients related to: (1) rehabilitation of overburdened and deteriorating infrastructure systems; and (2) design, construction engineering inspection and construction management associated with new infrastructure projects. We serve customers in the Northeast corridor of the United States as well as Pennsylvania, Texas, West Virginia, Tennessee, Ohio, South Carolina, Louisiana and California. Infrastructure services we offer include:

•
Transportation.  We provide planning, civil and structural design, construction engineering inspections and construction management services in support of work on roads, highways, bridges and aviation facilities. In addition to performing basic design engineering, we also incorporate activities associated with completing environmental studies, marine engineering, seismic analysis, and traffic engineering.

•
General Civil Engineering Services.  We provide civil engineering services for municipal and commercial real estate development projects which include master planning, traffic studies, storm water and water/waste water design and management, utility design, and site engineering. Our civil engineering expertise is utilized on projects such as the planning, design and construction management of potable water and wastewater treatment systems; master drainage planning; street, roadway and site drainage; and dam analysis and design.

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
Long-term prospects for this segment should be favorable and our backlog is up significantly as demand for infrastructure services has generally been on the rise. The overall infrastructure construction markets are expected to benefit from the federal funding certainty provided by the new $305 billion highway bill known as the Fixing America’s Surface Transportation (FAST) Act. The bill calls for the spending of approximately $205 billion on highways and $48 billion on transit projects.

Pipeline Services
We provide engineering; procurement; engineer, procure, and construct ("EPC") services; project management; integrity and field services to the oil and gas and electric utility industries. Our history of managing and executing complex projects has positioned us as a full service provider in the emerging integrity market.

•
Engineering Services. We specialize in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities and field gathering and production facilities. Our expertise also extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings.

•
Integrity Services. In addition to capital projects, we are a leader in providing pipeline integrity services including program management, engineering and field services. We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services.

•
Field Services. We provide a variety of value added services related to routing and compliance of pipelines, transmission lines, renewable generation and similar projects, including project management, construction support, title review and analysis, right of way acquisition, survey, mapping, design validation, permitting and regulatory compliance.

•
Government Services. Our Government Services group performs engineer, procure, construct and management ("EPCm") services, and builds and operates fueling facilities for governmental customers including the Department of Defense, Defense Logistics Agency, Department of Energy and others.

•
Integra Link™. We are partnered with Google to provide a cloud-based pipeline lifecycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.

•
EPC Services. The benefits from performing EPC projects include the incremental income associated with project management and the income associated with the procurement component of the contract. In performing EPC contracts, we participate in numerous aspects of a project and are able to improve the efficiency of the design, permitting, procurement and construction sequence for a project in connection with making engineering and constructibility decisions. EPC contracts enable us to deploy our resources more efficiently and, at the same time, optimize the overall project solution and execution for the client.

Clients
We have a highly diversified client base, and no single client accounted for 10% or more of our NSR during fiscal years 2016, 2015 and 2014.
Representative clients during the past five years include:

AES Enterprises	Eversource	PSE&G
AIMCO, Inc.	Exide Technologies	Public Service of New Hampshire
American Electric Power	ExxonMobil	Sempra Energy
Baker Hughes	First Energy Corporation	Southern Company
Bangor Hydro Electric Company	First Solar	Spectra Energy
Beacon Properties	Goodyear Tire and Rubber Company	SPX Corporation
BNSF	Hawaiian Electric Company, Inc.	Talisman Energy USA
British Petroleum	Hoffman La Roche, Inc.	Waste Management
Canadian Northern Railway	Iberdrola USA	Xcel Energy
CenterPoint Energy	J-Power	State Transportation/Power Authorities:
Chevron	Kinder Morgan	• California
Circle K	LS Power	• Connecticut
Columbia Pipeline	Lower Manhattan Development Corporation	• Louisiana
Competitive Power Ventures	Magellan Midstream Partners	• Massachusetts
Connecticut Resources Recovery	Marathon Oil	• New Hampshire
Authority	National Grid	• New Jersey
ConocoPhillips	New York State Energy Research and	• New York
Consolidated Edison	Development Authority	• Pennsylvania
Constellation Energy	Nexterra	• Texas
Covanta	NRG	• West Virginia
CPS San Antonio	Orange County Transportation Authority	• Wisconsin
Domtar	PEPCO	U.S. Government:
Dominion	PG&E Corporation	• Department of Defense
DCP Midstream	Phillips 66	• Environmental Protection Agency
El Paso Electric	PolyOne	• Federal Aviation Administration
Enbridge Inc.	PPL	• General Services Administration

Competition
We provide a broad spectrum of consulting, engineering and technical services across our operating segments. There are a number of engineering and consulting firms and other organizations that offer many of the same services offered by us. Competitive factors include reputation, performance, expertise, price, geographic location and technical capability. As a mid-size firm, we compete with both the large international firms that have substantially greater resources than we do and small niche or geographically focused firms.
The majority of our work comes from repeat orders from long-term clients, especially where we are one of the leading service providers in the markets we address. For example, we believe that we are one of the top providers of licensing services for large energy projects. By continuing to stay in front of emerging trends in our markets, we believe our competitive position will remain strong.
Backlog
As of June 30, 2016, our contract backlog based on gross revenue was $599 million, compared to $526 million as of June 30, 2015. Our contract backlog based on NSR was $367 million as of June 30, 2016, compared to $317 million as of June 30, 2015. Typically, about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at June 30, 2016 and June 30, 2015 (in millions):

	Gross Revenue Backlog				NSR Backlog
	June 30,	June 30,	Change		June 30,	June 30,	Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Energy	$155	$161	$(6)	(3.7)%	$87	$96	$(9)	(9.4)%
Environmental	256	232	24	10.3%	141	131	10	7.6%
Infrastructure	127	133	(6)	(4.5)%	91	90	1	1.1%
Pipeline Services	$61	$—	$61	N/A	$48	$—	$48	N/A
Total	$599	$526	$73	13.9%	$367	$317	$50	15.8%

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
Employees
As of June 30, 2016, we had approximately 4,800 full- and part-time employees. Approximately 92% of these employees are engaged in performing professional services for clients. Many of these employees have advanced degrees. Our professional staff includes program managers, project managers, professional engineers and scientists, construction specialists, computer programmers, systems analysts, attorneys and others with degrees and experience that enable us to provide a diverse range of services. Other employees are engaged in executive, administrative and support activities. We consider the relationships with our unionized and non-unionized employees to be favorable.
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
Exit Strategy projects typically involve complex multi-year environmental remediation which must be approved by regulators both as to remedial approach as well as the achievement of the final result. Exit Strategy projects were typically funded by a deposit by the client of most of the contract price into a restricted account with an insurer as well as an insurance policy paid for by the client to cover costs above the amount in the restricted account up to the policy limit. The insurance policies expire after their stated policy term. To the extent the costs to complete a project exceed the amount in the restricted account or policy limit or the project is not completed within the policy term, we could incur an uncovered loss on such a project.
If we miss a required performance standard, fail to timely complete, or otherwise fail to adequately perform on a project, we may incur a loss on that project which may reduce or eliminate our overall profitability.
 We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may incur additional costs or be held responsible for damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel and resources needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce. In addition, performance on projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, changes in the project scope, unanticipated site conditions or other disruptions. In some cases, should we fail to meet the required schedule or performance standards, we may also be subject to agreed-upon financial damages which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates or, in some cases, cause a loss which may reduce or eliminate our overall profitability or cause a financial loss.

Our dependence on subcontractor, supplier, and equipment manufacturers including their performance and pricing could result in losses, reduced profits or lower margins.
We often hire subcontractors for our projects. On certain projects we also rely on manufacturers and suppliers to provide materials and equipment. The success of these projects depends, in varying degrees, on the satisfactory performance of those subcontractors, suppliers and manufacturers and our ability to successfully manage their costs and pass them through to our customers. If our subcontractors, suppliers, or manufacturers do not meet their obligations, including quality, quantity, pricing and on-time delivery, or we are unable to manage or pass through their costs to our clients, we may be unable to profitably perform and deliver our contracted services. Under these circumstances we may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services or products. These additional obligations could result in reduced profits or significant losses. In addition, the inability of our subcontractors, suppliers and manufacturers to adequately perform could hurt our competitive reputation and ability to obtain future projects.
Work that is subcontracted generally yields lower margins. An increase in subcontract work in a particular time frame may contribute to a decrease in margins and an increase in our working capital requirements. In addition, subcontracting can require the deployment of large amounts of working capital and our level of gross revenue reflects the level of subcontracting and potential working capital needs.
If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.
Goodwill was approximately $75.3 million as of June 30, 2016. We also had other identifiable intangible assets of $46.0 million, net of accumulated amortization, as of June 30, 2016. Goodwill and identifiable intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We recorded a goodwill impairment charge of $22.0 million in fiscal year 2016 and have incurred goodwill impairments in past years. A decline in the estimated future cash flows of our reporting units, declines in market multiples of comparable companies and other factors could result in impairments of goodwill or other assets which would negatively impact our earnings or result in a net loss.
We are and will continue to be involved in litigation. Legal defense and settlement expenses or unfavorable outcomes can have a material adverse impact on our operating results.
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
Circumstances or events which could create large cash outflows include losses resulting from fixed-price contracts, remediation of environmental liabilities, legal expenses and settlements, project completion delays, failure of clients to pay, failure of subcontractors to perform, income tax assessments and professional liability claims, among others. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.
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
We obtain insurance from insurance companies to cover a portion of our potential risks and liabilities subject to specified policy limits, deductibles or coinsurance. It is possible that we may not be able to obtain adequate insurance to meet our needs or may have to pay an excessive amount for the insurance coverage we want. In addition, we may not be able to acquire any insurance for certain types of business risks. Almost all of the cost cap and related insurance purchased by Exit Strategy clients has been underwritten by AIG. The Exit Strategy related policies all tend to be long term; many are ten years or more. Some policies also serve to satisfy state and federal financial assurance requirements for certain projects, and without these policies, alternative financial assurance arrangements would need to be arranged. Additionally, most of our Exit Strategy projects require us to perform the work in the event insurance limits are exhausted or the insurer will not pay, directly exposing us to financial risks.
We are self-insured or carry deductibles for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.
 We carry large deductibles for a portion of our business and professional insurance and are self-insured for our employee benefit claims exposure. Because of these deductibles and self-insured amounts, we are exposed to fluctuations in the number and severity of claims. As a result, our insurance and claims expense could increase in the future. If any claim exceeds our insurance coverage, we would bear the excess expense in addition to applicable deductibles on self-insured. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected.
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
Our contract backlog based on NSR as of June 30, 2016 was $367 million. We cannot guarantee that the NSR projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog. Backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future revenue or earnings.
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
General economic uncertainty, including fluctuations in key commodity prices, may impact the ability of our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services. These conditions can also make it difficult for us to estimate the short-term and long-term impacts on our business. We cannot predict overall economic conditions. If the economy or markets in which we operate deteriorate, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to Our Industry
Changes in existing laws, regulations and programs or reductions in the level of regulatory enforcement could reduce demand for our environmental services which could cause our revenue to decline.
While we pursue markets for our services that are economically driven, our business is also materially dependent on the continued enforcement by federal, state and local governments of various laws, regulations or programs related to environmental protection, health and safety, system integrity and related matters. A significant amount of our business is generated either directly or indirectly as a result of existing federal and state laws, regulations and programs related to environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these and similar programs, could result in a decline in demand for services that may have a material adverse effect on our revenue and business prospects.
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

We are dependent upon the level of capital expenditures by oil and gas and electric power companies on infrastructure. Market conditions, including continued low oil and natural gas prices, may adversely impact our customers' future spending.

Our revenue and cash flow are dependent upon major construction projects. The availability of these types of projects is dependent upon the economic condition of the oil and gas and electric power industries, and specifically, the level of capital expenditures of oil and gas and electric power companies on infrastructure. Our failure to obtain projects, the delay in awards of projects, the cancellation of projects or delays in completion of projects are factors that could have adverse impact on our revenue and cash flow. Numerous factors beyond our control influence the level of these capital expenditures, including:

•	Oil and gas and electric power prices;

•	The demand for oil and gas products and electricity;

•	The abilities of oil and gas and electric power companies to generate, access and deploy capital;

•	Available pipeline, storage and other transportation capacity

•	Regulatory constraints on the rates that electric power companies may charge their customers;

•	Local and international political and economic conditions;

•	Seasonal limitations on access to work locations; and

•	Technological advances.

In particular, a large number of midstream companies have recently announced reductions in their capital expenditure budgets due to the recent and prolonged decline in crude oil and natural gas prices. Additional delays or cancellations of projects are likely to occur especially in those areas where the costs of production may exceed current commodity prices.
We are materially dependent on contracts with federal, state and local governments. Our inability to continue to win or renew government contracts could result in material reductions in our revenues and profits.
We have increased our business with the federal, state and local governments in recent years and are materially dependent on such contracts. We estimate that contracts with agencies of the United States government and various state and local governments represented approximately 15% of our NSR in fiscal year 2016. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on appropriations and administrative allotment of funds as well as changing policies and regulations. These contracts may also be subject to renegotiation of profits or termination at the option of the government. The stability and continuity of that portion of our business depends on the periodic exercise by the government of contract renewal options, our continued ability to negotiate favorable terms and the continued awarding of task orders to us.
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
Our state and local government clients may face budget challenges that prohibit them from funding new or existing projects. In addition, existing and potential clients may either postpone entering into new contracts or request price concessions. If we are not able to respond to the revenue decline from these clients that may occur, our operating results could be adversely affected.

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
We often work on large-scale and complex projects, sometimes in geographically remote locations which can place our employees and others in challenging environments and near large equipment, dangerous processes or highly regulated materials. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions can also increase employee turnover and project and operating costs. The safety of our employees is our paramount value, and we are responsible for the safety of our employees at work, and, on occasion on certain projects, we take on expanded site safety responsibilities. If our employees or others become injured, or if we fail to implement appropriate health and safety procedures, we could be subject to claims and liability. In addition, if our overall safety performance falls below certain levels we may be foreclosed from bidding on work with certain clients.
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
Our information technology systems, processes, and sites may suffer interruptions, failures, or attacks which could affect our ability to conduct business.

Our information technology systems provide critical data connectivity, information and services for internal and external users. These include, among other things, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, storing project information and other processes necessary to manage the business. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. Cybersecurity threats are evolving and include, but are not limited to, malicious software, cyber espionage, attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, and subcontractors, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results, and financial condition.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We provide our services through a network of approximately 130 offices located nationwide. We lease approximately 1,050,000 square feet of office and commercial space to support these operations. Our significant lease agreements expire at various dates through fiscal year 2026. We also have some month-to-month leases. In addition, a subsidiary of ours owns a 26,000 square foot office/warehouse building in Austin, Texas. All properties are adequately maintained and are suitable and adequate for the business activities conducted therein. In connection with the performance of certain Exit Strategy or real estate projects, some of our subsidiaries have taken title to sites on which environmental remediation activities are being performed. The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Property Location	Operating Segment
Irvine, CA	Corporate, Energy, Environmental, and Infrastructure
Lowell, MA	Corporate, Environmental, and Infrastructure
New Providence, NJ	Environmental
New York, NY	Corporate, Energy, Environmental, and Infrastructure
Windsor, CT	Corporate and Environmental
Augusta, ME	Corporate, Energy, and Environmental
Madison, WI	Corporate and Environmental
Greenville, SC	Corporate and Environmental
Tulsa, OK	Environmental, and Pipeline Services
San Francisco, CA	Energy and Environmental

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
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TRR." The following table sets forth the high and low sales prices per share for the common stock for fiscal years 2016 and 2015 as reported on the NYSE:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$12.19	$8.74	$6.73	$4.83
Second Quarter	12.15	9.35	7.30	6.15
Third Quarter	9.58	6.13	8.89	6.28
Fourth Quarter	8.58	5.80	11.49	7.42
As of June 30, 2016, there were 243 shareholders of record, and, as of that date, we estimate there were approximately 2,000 beneficial owners holding our common stock in nominee or "street" name.
To date, we have not paid any cash dividends on our common stock, and the payment of dividends in the future will be subject to our financial condition, capital requirements and earnings. Our credit agreement also limits the payment of cash dividends to $10.0 million during its term. Future earnings are expected to be used for expansion of our operations, and cash dividends are not currently anticipated.

Stock Performance Graph
Comparison of Five-Year Cumulative Total Return Among TRC, S&P 500 Total Return Index and Peer Companies
The annual changes for the five-year period shown in the graph below are based upon the assumption (as required by SEC rules) that $100 had been invested on June 30, 2011 in (1) our Common Stock, (2) the S&P 500 Index and (3) a peer group index that consists of several peer companies (referred to as the "Peer Group") as defined below. The figures presented assume that all dividends, if any, paid over the performance periods were reinvested. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our Common Stock.

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2016, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	Year Ended June 30,
	2011	2012	2013	2014	2015	2016
TRC	$100.00	$97.28	$112.00	$99.52	$162.40	$101.12
S&P 500 Index	100.00	105.45	127.17	158.46	170.22	177.00
Peer Group	100.00	103.33	93.34	117.22	107.60	120.88
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

Statements of Operations Data, for the fiscal years ended June 30,	2016 (1)	2015	2014	2013	2012
	(in thousands, except per share data)
Gross revenue	$620,864	$546,117	$475,677	$441,517	$419,959
Less subcontractor costs and other direct reimbursable charges	155,735	138,099	120,721	121,114	118,179
Net service revenue	465,129	408,018	354,956	320,403	301,780
Interest income from contractual arrangements	122	97	52	239	295
Insurance recoverables and other income	16,048	6,533	17,874	4,514	614
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	402,317	337,291	312,108	268,545	246,506
General and administrative expenses	34,375	37,331	31,053	31,147	31,780
Acquisition and integration expense	6,571	—	—	—	—
Goodwill impairment (2)	21,981	—	—	—	—
Depreciation	6,890	5,814	5,932	5,309	4,818
Amortization	7,835	3,502	2,868	1,594	690
Arena Towers litigation reversal (3)	—	—	—	—	(11,061)
Total operating costs and expenses	479,969	383,938	351,961	306,595	272,733
Operating income	1,330	30,710	20,921	18,561	29,956
Interest income	840	—	—	—	—
Interest expense	(2,707)	(134)	(169)	(337)	(668)
(Loss) income from operations before taxes and equity in earnings	(537)	30,576	20,752	18,224	29,288
Federal and state income tax benefit (provision) (4)	670	(11,180)	(8,742)	17,986	3,930
Income from operations before equity in earnings	133	19,396	12,010	36,210	33,218
Equity in earnings from unconsolidated affiliates, net of taxes	—	—	—	—	270
Net income	133	19,396	12,010	36,210	33,488
Net (income) loss applicable to noncontrolling interest	(92)	19	41	65	87
Net income applicable to TRC Companies, Inc.	41	19,415	12,051	36,275	33,575

Basic earnings per common share	$—	$0.64	$0.41	$1.26	$1.21
Diluted earnings per common share	$—	$0.63	$0.40	$1.23	$1.16

Weighted-average common shares outstanding:
Basic	30,936	30,291	29,594	28,843	27,781
Diluted	31,359	30,724	30,140	29,601	28,822

Balance Sheet Data at June 30:
Total assets	$478,478	$362,881	$335,585	$307,764	$275,128
Long-term debt and capital lease obligations, including current portion	97,582	271	1,297	6,670	5,904
Preferred stock	—	—	—	—	—
Total equity	152,815	147,915	124,883	106,897	68,048
_________________________________

(1)
On November 30, 2015, we acquired the Professional Services business ("Pipeline Services") of Willbros Group ("Willbros"). The operating results of Pipeline Services are included in our consolidated financial statements under the Pipeline Services operating segment from the date of acquisition.

(2)	During fiscal year 2016, we recorded a goodwill impairment charge of $22.0 million related to the Pipeline Services operating segment.

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
OVERVIEW
We are a firm that provides integrated engineering, consulting, and construction management services. Our project teams help our commercial and governmental clients implement environmental, energy, infrastructure, and pipeline projects from initial concept to delivery and operation. We provide our services almost entirely in the United States of America.
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
The following table presents the approximate percentage of NSR by contract type:

	Fiscal Year
	2016	2015	2014
Time-and-materials	69%	66%	60%
Fixed-price	29%	32%	37%
Cost-plus	2%	2%	3%
	100%	100%	100%
Our cost of services ("COS") includes professional compensation and related benefits together with certain direct and indirect costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our G&A expenses are comprised primarily of our corporate headquarters costs related to corporate executive management, finance, accounting, information technology, administration and legal. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.
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

Fiscal Year 2016 Acquisition

On November 30, 2015, we acquired the Professional Services business ("Pipeline Services") of Willbros Group ("Willbros") in an all cash transaction. The $124.5 million purchase price consisted of (i) an initial cash payment of $120.0 million paid at closing, and, (ii) a second cash payment due of $7.5 million payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of a preliminary estimate working capital adjustment due from Willbros. The second cash payment was made in two tranches, with $2.4 million paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement. Goodwill of $60.3 million was initially recorded prior to impairment, all of which is expected to be tax deductible, and other intangible assets of $44.5 million were recorded as a result of this acquisition. The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Pipeline Service's highly skilled assembled workforce, which does not qualify for separate recognition, and the expected cost synergies of the combined operations. The Pipeline Services operating segment has contributed $60.7 million in gross revenue, $48.4 million in net service revenue, and an operating loss of $(7.5) million to our results for the period from November 30, 2015 through June 30, 2016.

Fiscal Year 2015 Acquisition

On September 29, 2014, we acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7.2 million payable at closing, (ii) a second cash payment of $2.6 million placed into escrow, of which $0.5 million was paid in six months and the remaining $2.1 million was paid in 18 months, (iii) 50 thousand shares of our common stock valued at $0.3 million on the closing date, and (iv) a $0.6 million net working capital adjustment. The sellers are also entitled to up to $1.5 million in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. We estimated the fair value of the remaining contingent earn-out liability to be $0.3 million based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3.7 million, none of which is expected to be tax deductible, and other intangible assets of $3.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

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

Operating Segments
We manage our business under the following four operating segments:
Energy:  The Energy operating segment provides services to a range of clients including energy companies, power utilities, other commercial entities, and state and federal government entities. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.
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
Infrastructure:  The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, and the rehabilitation of overburdened and deteriorating infrastructure systems. Our client base is predominantly state and municipal governments as well as select commercial developers. In addition, we provide infrastructure services on projects originating in our Energy and Environmental operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessments, design and construction management.
Pipeline Services: The Pipeline Services operating segment provides pipeline and facilities engineering, EPC/EPCM, field services and integrity services to the oil and gas transmission and midstream markets, as well as at government facilities. We specialize in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, and field gathering and production facilities. Our expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. We also provide project management, engineering and material procurement services to the refining industry and government agencies, including mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services. We are partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.
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
The following table presents the approximate percentage of our NSR by operating segment:

	Fiscal Year
	2016	2015	2014
Energy	33%	36%	38%
Environmental	45%	52%	49%
Infrastructure	12%	12%	13%
Pipeline	10%	—%	—%
	100%	100%	100%
Business Trend Analysis
Energy: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with a favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $60 billion in the performance of this work over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Demand for energy efficiency services continues to be supported by increasing state and federal funds targeted at energy efficiency. The Regional Green House Gas Initiative and system benefit charges at the state or utility level have expanded the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are growing our presence in the Southeast and in Texas and California where demand for services is the highest.

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

Infrastructure: Long-term prospects should be favorable and our backlog is up significantly. The overall infrastructure construction markets are expected to benefit from the federal funding certainty provided by the new $305 billion highway bill known as the Fixing America’s Surface Transportation (FAST) Act. The bill calls for the spending of approximately $205 billion on highways and $48 billion on transit projects.

Pipeline Services: Our Pipeline Services segment is currently in the midst of a market downturn due to low oil and gas prices and uncertainty in the oil and gas markets. Nevertheless, long-term opportunities include mid-stream oil and natural gas liquid pipelines which are necessary to match takeaway capacity with levels of production, some of which is stranded due to inadequate pipeline infrastructure, primarily in the Marcellus and Utica shales. Additional future opportunities are presented by natural gas pipelines to take gas to LNG export facilities as well as Mexico and Latin America. Furthermore natural gas pipelines will be required as coal plants are retired and replaced with cleaner gas-burning plants. New regulatory requirements proposed by the Department of Transportation will lead to data and integrity requirements for pipeline operators where our technologies and services can be utilized.

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
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2016, 2015 and 2014, we did not recognize any revenue related to claims.
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
Acquisitions—We account for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values, and any excess purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. We may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates. Transaction costs associated with acquisitions are expensed as they are incurred.
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
We performed our most recent annual goodwill impairment test as of April 29, 2016, and determined that the fair value of each of our reporting units with goodwill exceeded its carrying value, and therefore no further analysis was required. As of June 30, 2016, we had $75.3 million of goodwill. We do not believe there were any events or changes in circumstances since our April 2016 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.
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

Management judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of recognized impairment losses. An adjustment to the carrying value of goodwill and/or identifiable intangible assets could materially impact our consolidated results of operations
Insurance Matters, Litigation and Contingencies—In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disputes, professional liability, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations, however we have elected to retain a portion of losses that may occur through the use of substantial deductibles, exclusions and retentions under our insurance programs. This may subject us to future liability for which we are only partially insured or are completely uninsured. In accordance with ASC Topic 450, Contingencies, we record in our consolidated balance sheets amounts representing our estimated losses from claims and settlements when such losses are deemed probable and estimable. Otherwise, these losses are expensed as incurred. Costs of defense are expensed as incurred. We undertake an overall assessment of risk, and if the estimate of a probable loss is a range, and no amount within the range is a more reasonable estimate, we accrue the lower limit of the range. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of changes in the expenses relating to those contingencies. Additional expenses could potentially have a material impact on our business, financial condition, results of operations or cash flows.

Results of Operations
Fiscal Year 2016 Compared to Fiscal Year 2015
Consolidated Results of Operations
The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2016 and 2015:

	Years Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Gross revenue	$620,864	$546,117	$74,747	13.7%
Less subcontractor costs and other direct reimbursable charges	155,735	138,099	17,636	12.8
Net service revenue	465,129	408,018	57,111	14.0
Interest income from contractual arrangements	122	97	25	25.8
Insurance recoverables and other income	16,048	6,533	9,515	145.6
Cost of services (exclusive of costs shown separately below)	402,317	337,291	65,026	19.3
General and administrative expenses	34,375	37,331	(2,956)	(7.9)
Acquisition and integration expense	6,571	—	6,571	100.0
Goodwill impairment	21,981	—	21,981	100.0
Depreciation	6,890	5,814	1,076	18.5
Amortization	7,835	3,502	4,333	123.7
Operating income	1,330	30,710	(29,380)	(95.7)
Interest income	840	—	840	100.0
Interest expense	(2,707)	(134)	(2,573)	1,920.1
(Loss) income from operations before taxes	(537)	30,576	(31,113)	(101.8)
Federal and state income tax benefit (provision)	670	(11,180)	11,850	(106.0)
Net income	133	19,396	(19,263)	(99.3)
Net (income) loss applicable to noncontrolling interest	(92)	19	(111)	(584.2)
Net income applicable to TRC Companies, Inc.	$41	$19,415	$(19,374)	(99.8)%
Gross revenue increased $74.7 million, or 13.7%, to $620.9 million for fiscal year 2016 from $546.1 million for fiscal year 2015. Organic activities accounted for $9.2 million, or 12.3%, of the increase, and acquisitions accounted for $65.5 million, or 87.7%, of the growth in gross revenue. The growth in organic gross revenue was driven by our Infrastructure operating segment where organic gross revenue increased $13.2 million primarily driven by increased transportation-related spending by our state and commercial clients. In addition, organic gross revenue increased $12.1 million in our Energy operating segment due to increased demand for electric transmission and distribution services. This organic growth was offset, in part, by a $16.4 million decline in the Environmental operating segment organic gross revenue where we experienced decreased demand from our oil and gas clients for services primarily related to midstream activities.
NSR increased $57.1 million, or 14.0%, to $465.1 million for fiscal year 2016 from $408.0 million for fiscal year 2015. Organic activities accounted for $4.9 million, or 8.5%, of the growth in NSR, and acquisitions accounted for the remaining $52.2 million, or 91.5%, of the increase. The increase in organic NSR was primarily attributable to our Infrastructure and Energy operating segments where organic NSR increased $8.1 million and $3.3 million respectively. These organic NSR increases are due to the same factors that led to the increases in gross revenue. This organic growth was offset, in part, by a $5.8 million decline in the Environmental operating segment organic NSR that was due to the same factors that led to the decrease in organic gross revenue.
Insurance recoverables and other income increased $9.5 million, or 145.6%, to $16.0 million for fiscal year 2016 from $6.5 million for fiscal year 2015. During fiscal year 2016, certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. In particular, we increased insurance recoverables by $13.1 million in the fourth quarter on one project to account for the projected recoveries of the increased cost estimates. We did not experience the same level of estimated cost increases in the prior year.

COS increased $65.0 million, or 19.3%, to $402.3 million for fiscal year 2016 from $337.3 million for fiscal year 2015. Organic activities accounted for $15.1 million, or 23.3%, of the increase in COS, and acquisitions accounted for the remaining $49.9 million, or 76.7%, of the increase. Organic COS increased $5.2 million and $1.9 million in our Infrastructure and Energy operating segments, respectively. These increases were primarily attributable to costs incurred to support the current demand from our Infrastructure and Energy operating segment clients. Organic COS increased $6.5 million in our Environmental operating segment primarily due to the aforementioned estimated cost increases on the Exit Strategy contract which increased COS by $9.6 million in fiscal 2016. We did not experience the same level of estimated cost increases in the prior period. The increases on the Exit Strategy contract were partially offset within our Environmental operating segment by decreases due to the aforementioned lower volumes of work in the current year. As a percentage of NSR, COS was 86.4% and 82.7% for fiscal years 2016 and 2015, respectively. This increase in COS as a percentage of NSR was largely attributable to the current year cost increases on the noted Exit Strategy project as well as lower utilization within our Environmental operating segment.
G&A expenses decreased $3.0 million, or 7.9%, to $34.4 million for fiscal year 2016 from $37.3 million for fiscal year 2015. The decrease was largely attributable to lower litigation related costs in the current year. As a percentage of NSR, G&A expenses were 7.4% and 9.1% for fiscal years 2016 and 2015, respectively.
Acquisition and integration expenses for fiscal year 2016 are comprised of:

(Dollars in thousands)
Severance and personnel costs	$1,508
Professional services and other	2,824
Lease abandonment	$2,239
Total	$6,571

Goodwill impairment was $22.0 million for fiscal year 2016. Due to the current economic conditions in the oil and gas markets and actual operating performance, we assessed the recoverability of goodwill within our Pipeline Services operating segment during the three months ended March 25, 2016.  In performing the goodwill assessment, we performed an impairment analysis that involved the use of discounted cash flow models as the best evidence of fair value.  The aggregate fair value of our Pipeline Services operating segment declined from its initial November 2015 valuation primarily due to a reduction in the projected future cash flows.  This reduction was primarily driven by a challenging commodity price environment and continued market uncertainty, which has had an adverse impact on capital spending. While the fundamentals for midstream infrastructure investment remain positive in the long term, the near term outlook remains uncertain, causing delays of large, midstream infrastructure projects. We do not expect activity to meaningfully increase in the near-term and, therefore, have adjusted our cash flows and sized our Pipeline Services operating segment accordingly.  Because of this reduction in our near term cash flow estimates, the fair value of the two Pipeline Services reporting units with goodwill did not exceed their carrying value, resulting in a goodwill impairment charge of $22.0 million during fiscal year 2016. Further, the measurement period for purchase price allocation related to the Pipeline Services acquisition remains open, as the initial purchase price allocation remains preliminary. Any future adjustments to the purchase price allocation could materially impact the final charge for goodwill impairment.

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
Depreciation expense increased $1.1 million, or 18.5%, to $6.9 million for fiscal year 2016 from $5.8 million for fiscal year 2015. The increase in depreciation expense is primarily the result of additional depreciation being incurred on assets acquired in connection with businesses acquired.
Amortization expense increased $4.3 million, or 123.7%, to $7.8 million for fiscal year 2016 from $3.5 million for fiscal year 2015. The increase in amortization expense is primarily the result of additional amortization being incurred on intangible assets acquired in connection with businesses acquired.

The federal, state and foreign income tax benefit was $0.7 million for fiscal year 2016 compared to an income tax provision of $11.2 million for the same period in the prior fiscal year. The net federal, state and foreign income tax benefit of $0.7 million for fiscal year 2016 was comprised of a current provision of $6.5 million and a deferred benefit of $7.2 million. The net federal, state and foreign income tax provision of $11.2 million for fiscal year 2015 was comprised of a current provision of $14.8 million and a deferred benefit of $3.6 million. Our effective tax rate was approximately 106.5% for fiscal year 2016, compared to approximately 36.5% for fiscal year 2015. Our effective tax rate excluding the Goodwill impairment was approximately 36.7% for the fiscal year 2016. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit and U.S. Domestic Production Activities deduction in the current period, and the effect of state income taxes offset by discrete tax benefits related to research and development tax credits for the prior year period.

Operating Segment Results of Operations
Energy Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2016	2015	Change
Gross revenue	$182,586	$168,564	$14,022	8.3%
Net service revenue	$150,636	$145,690	$4,946	3.4%
Segment profit	$33,666	$32,124	$1,542	4.8%
Gross revenue increased $14.0 million, or 8.3%, to $182.6 million for fiscal year 2016 from $168.6 million for fiscal year 2015. $12.1 million, or 86.4%, of the growth came from organic activities, while acquisitions provided the remaining $1.9 million, or 13.6%, of the overall growth in gross revenue. The growth in organic gross revenue was primarily attributable to increased demand for services from existing clients due to their continued investment in electric transmission and distribution.
NSR increased $4.9 million, or 3.4%, to $150.6 million for fiscal year 2016 from $145.7 million for fiscal year 2015. $3.3 million, or 66.7%, of the growth came from organic activities, while acquisitions provided the remaining $1.6 million, or 33.3%, of the NSR growth. The increase in organic NSR was due to the same factors that led to the increase in gross revenue. Additionally, in the current year, we had a larger number of projects in the construction phase, resulting in higher levels of sub-contractor utilization which generates higher gross revenue yet lower NSR.
The Energy operating segment's profit increased $1.5 million or 4.8%, to $33.7 million for fiscal year 2016 from $32.1 million for fiscal year 2015. Organic activities accounted for $1.6 million of the increase and acquisitions accounted for a $0.1 million loss. Organic segment profit increased, primarily due to the same factors that led to the increase in NSR. For fiscal year 2016, the Energy operating segment's profit, as a percentage of NSR, increased to 22.3% from 22.0% in the prior year.

Environmental Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2016	2015	Change
Gross revenue	$289,564	$303,126	$(13,562)	(4.5)%
Net service revenue	$206,126	$209,792	$(3,666)	(1.7)%
Segment profit	$41,669	$44,071	$(2,402)	(5.5)%
Gross revenue decreased $13.6 million, or 4.5%, to $289.6 million for fiscal year 2016 from $303.1 million for fiscal year 2015. Organic activities led to a $16.4 million decrease, while acquisitions provided a positive $2.9 million change in revenue. The decrease in organic gross revenue for fiscal year 2016 was primarily due to the decline in oil and gas prices, which led to a reduction of activity on midstream capital projects. In addition, we completed a large pipeline permitting project that had generated significant revenue in the comparable period of the prior year. We also recorded estimated cost increases on an Exit Strategy contract which reduced gross revenue by $3.3 million. We did not have a similar Exit Strategy related adjustment in the prior year.
NSR decreased $3.7 million, or 1.7%, to $206.1 million for fiscal year 2016 from $209.8 million for fiscal year 2015. $5.8 million, of the decrease came from organic activities, while acquisitions provided a positive $2.2 million. The decrease in organic NSR was primarily due to the same factors that led to the decrease in gross revenue.

The Environmental operating segment's profit decreased $2.4 million, or 5.5%, to $41.7 million for fiscal year 2016 from $44.1 million for fiscal year 2015. Organic activities accounted for a decrease of $2.5 million, and acquisitions accounted for an increase of $0.1 million of segment profit during fiscal year 2016. The decrease in organic segment profit was primarily attributable to a decrease in employee utilization, unfavorable cost estimate adjustments on several large fixed price projects, and employee termination costs incurred in the current year associated with efforts to improve employee utilization. For fiscal year 2016, the Environmental operating segment's profit, as a percentage of NSR, decreased to 20.2% from 21.0% in the prior year.

Infrastructure Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2016	2015	Change
Gross revenue	$83,430	$70,242	$13,188	18.8%
Net service revenue	$57,218	$49,110	$8,108	16.5%
Segment profit	$12,048	$9,193	$2,855	31.1%
Gross revenue increased $13.2 million, or 18.8%, to $83.4 million for fiscal year 2016 from $70.2 million for fiscal year 2015. The increase in gross revenue was primarily driven by increased demand from state transportation and commercial clients for the upgrade of existing infrastructure.
NSR increased $8.1 million, or 16.5%, to $57.2 million for fiscal year 2016 from $49.1 million for fiscal year 2015. The NSR growth was primarily the result of the same factors driving gross revenue growth as noted above. The increases in gross revenue and NSR were all due to organic activities.
The Infrastructure operating segment's profit increased $2.9 million, or 31.1%, to $12.0 million for fiscal year 2016 from $9.2 million for fiscal year 2015. The increased profit performance was due to the growth in revenue in addition to improvements in our cost structure. For fiscal year 2016 the Infrastructure operating segment's profit, as a percentage of NSR, increased to 21.1% from 18.7% in the prior year.

Pipeline Services Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2016	2015	Change
Gross revenue	$60,712	$—	$60,712	N/A
Net service revenue	$48,379	$—	$48,379	N/A
Segment profit	$(7,476)	$—	$(7,476)	N/A
Pipeline Services operating results for fiscal year 2016 are for the post-acquisition period from November 30, 2015 to June 30, 2016. During this seven month period, Pipeline Services contributed $60.7 million in gross revenue, $48.4 million in NSR, and had a segment loss of $7.5 million. Continued uncertainty surrounding the oil and gas markets, including depressed commodity prices also impacted current period operating results. Specifically, the uncertain market outlook has constrained capital spending, resulting in lower demand for our services and increased competition for new contracts. These operating results were also impacted by $3.4 million of integration related expenses as well as $4.8 million of amortization expense.

Fiscal Year 2015 Compared to Fiscal Year 2014
Consolidated Results of Operations
The following table presents the dollar and percentage changes in certain items in the consolidated statements of operations for fiscal years 2015 and 2014:

	Years Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gross revenue	$546,117	$475,677	$70,440	14.8%
Less subcontractor costs and other direct reimbursable charges	138,099	120,721	17,378	14.4
Net service revenue	408,018	354,956	53,062	14.9
Interest income from contractual arrangements	97	52	45	86.5
Insurance recoverables and other income	6,533	17,874	(11,341)	(63.4)
Cost of services (exclusive of costs shown separately below)	337,291	312,108	25,183	8.1
General and administrative expenses	37,331	31,053	6,278	20.2
Depreciation	5,814	5,932	(118)	(2.0)
Amortization	3,502	2,868	634	22.1
Operating income	30,710	20,921	9,789	46.8
Interest expense	(134)	(169)	35	(20.7)
Income from operations before taxes	30,576	20,752	9,824	47.3
Federal and state income tax provision	(11,180)	(8,742)	(2,438)	27.9
Net income	19,396	12,010	7,386	61.5
Net loss applicable to noncontrolling interest	19	41	(22)	(53.7)
Net income applicable to TRC Companies, Inc.	$19,415	$12,051	$7,364	61.1%
Gross revenue increased $70.4 million, or 14.8%, to $546.1 million for fiscal year 2015 from $475.7 million for fiscal year 2014. Acquisitions accounted for $18.8 million, or 26.7%, of the growth in gross revenue, and organic activities accounted for the remaining $51.6 million, or 73.3%, of the increase. The growth in organic gross revenue was largely driven by our Environmental operating segment, where organic gross revenue increased $41.5 million primarily due to increased demand from our oil and gas clients for services related to midstream activities. Organic gross revenue increased $7.0 million in our Infrastructure operating segment due to increased demand from state transportation and commercial clients. Organic gross revenue increased $5.0 million in our Energy operating segment due to increased demand for services associated with investments in electric transmission and distribution, as well as better performance on fixed price contracts. For comparative purposes, during fiscal 2014, we recorded estimated cost increases on two Exit Strategy contracts which reduced gross revenue by $6.9 million. We did not have similar adjustments in fiscal 2015.
NSR increased $53.1 million, or 14.9%, to $408.0 million for fiscal year 2015 from $355.0 million for fiscal year 2014. Organic activities accounted for $38.3 million, or 72.0%, of the growth in NSR, and acquisitions accounted for the remaining $14.8 million, or 28.0%, of the increase. The increase in organic NSR was primarily attributable to our Environmental operating segment where organic NSR increased $27.3 million due to the same factors that led to the increase in gross revenue. The balance of the organic NSR growth was primarily attributable to our Energy operating segment, which increased due to the same factors that led to the increase in gross revenue, as well as the mix of projects which required higher levels of self-performance. As noted above, during fiscal 2014, we recorded estimated cost increases on two Exit Strategy contracts which reduced NSR by $6.9 million. We did not experience the same level of estimated cost increases in fiscal 2015.
Insurance recoverables and other income decreased $11.3 million, or 63.4%, to $6.5 million for fiscal year 2015 from $17.9 million for fiscal year 2014. During fiscal year 2014, certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project-specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. In particular, we increased insurance recoverables by $12.4 million in the first quarter on one project, and increased insurance recoverables by $4.9 million in the third quarter on another project to account for the projected recoveries of the increased cost estimates. We did not experience the same level of estimated cost increases in fiscal 2015.
COS increased $25.2 million, or 8.1%, to $337.3 million for fiscal year 2015 from $312.1 million for fiscal year 2014. Organic activities accounted for $13.9 million, or 55.4%, of the increase in COS, and acquisitions accounted for the remaining $11.3 million, or 44.6%, of the increase. The increase in organic COS was primarily attributable to costs incurred to support current and projected demand from our Environmental operating segment clients. For comparative purposes, however, the aforementioned estimated cost increases on two Exit Strategy contracts increased COS by $10.4 million in fiscal 2014. We did not experience the same level of estimated cost increases in fiscal 2015. As a percentage of NSR, COS was 82.7% and 87.9% for fiscal years 2015 and 2014, respectively. This decrease in COS as a percentage of NSR was largely attributable to the prior year cost increases on Exit Strategy projects.
G&A expenses increased $6.2 million, or 20.2%, to $37.3 million for fiscal year 2015 from $31.1 million for fiscal year 2014. As a percentage of NSR, G&A expenses were 9.1% and 8.7% for fiscal years 2015 and 2014, respectively. This increase in G&A expenses as a percentage of NSR was primarily attributable to increased legal and litigation related costs as well as increased headcount to support our current and expected growth.
Amortization increased $0.6 million, or 22.1%, to $3.5 million for fiscal year 2015 from $2.9 million for fiscal year 2014. The increase in amortization expense is primarily the result of additional amortization being incurred on tangible and intangible assets in connection with businesses acquired.
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

Operating Segment Results of Operations
Energy Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2015	2014	Change
Gross revenue	$168,564	$160,651	$7,913	4.9%
Net service revenue	$145,690	$132,795	$12,895	9.7%
Segment profit	$32,124	$26,468	$5,656	21.4%
Gross revenue increased $7.9 million, or 4.9%, to $168.6 million for fiscal year 2015 from $160.7 million for fiscal year 2014. Organic gross revenue increased $5.0 million, or 63.5%, while acquisitions provided the remaining $2.9 million, or 36.5%, of the overall growth in gross revenue. The growth in organic gross revenue was primarily attributable to increased demand for transmission and distribution services from our utility clients as well as better performance on fixed price projects.
NSR increased $12.9 million, or 9.7%, to $145.7 million for fiscal year 2015 from $132.8 million for fiscal year 2014. Organic activities contributed $10.2 million, or 78.8%, of the growth, while acquisitions provided the remaining $2.7 million, or 21.2%, of the NSR growth. The increase in organic NSR was due to the same factors that led to the increase in gross revenue. Additionally, in the current year, we had a larger number of projects in the engineering phase, resulting in higher levels of self-performance which generates lower gross revenue yet higher NSR.
The Energy operating segment's profit increased $5.7 million or 21.4%, to $32.1 million for fiscal year 2015 from $26.5 million for fiscal year 2014. Organic activities accounted for $5.6 million, or 98.2%, and acquisitions accounted for $0.1 million, or 1.8%, of the increase in segment profit during fiscal year 2015. Organic segment profit increased, primarily due to the same factors that led to the increase in NSR. For fiscal year 2015, the Energy operating segment's profit, as a percentage of NSR, increased to 22.0% from 19.9% in the prior year. This increase was primarily attributable to the aforementioned improved labor utilization and improved performance on fixed price projects.

Environmental Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2015	2014	Change
Gross revenue	$303,126	$245,944	$57,182	23.3%
Net service revenue	$209,792	$170,506	$39,286	23.0%
Segment profit	$44,071	$35,324	$8,747	24.8%
Gross revenue increased $57.2 million, or 23.3%, to $303.1 million for fiscal year 2015 from $245.9 million for fiscal year 2014. Organic activities contributed $41.5 million, or 72.6%, and acquisitions provided the remaining $15.7 million, or 27.4%, of the overall growth in gross revenue. The increase in organic gross revenue for fiscal year 2015 was due to increased demand from our oil and gas clients for services primarily related to midstream activities, and, in particular, pipeline permitting services. For comparative purposes, during fiscal 2014 we recorded adjustments to the estimate at completion on two Exit Strategy contracts which reduced gross revenue by $6.9 million, but we did not have similar adjustments in fiscal 2015.
NSR increased $39.3 million, or 23.0%, to $209.8 million for fiscal year 2015 from $170.5 million for fiscal year 2014. Organic activities contributed $27.3 million, or 69.6%, and acquisitions provided the remaining $12.0 million, or 30.4%, of the overall growth in NSR. The increase in organic NSR was primarily due to the same factors that led to the increase in gross revenue.
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

Infrastructure Operating Segment Results

	Fiscal Year
(Dollars in thousands)	2015	2014	Change
Gross revenue	$70,242	$63,251	$6,991	11.1%
Net service revenue	$49,110	$46,975	$2,135	4.5%
Segment profit	$9,193	$8,754	$439	5.0%
Gross revenue increased $6.9 million, or 11.1%, to $70.2 million for fiscal year 2015 from $63.3 million for fiscal year 2014. The increase in gross revenue was primarily driven by increased demand from state transportation and commercial clients.
NSR increased $2.1 million, or 4.5%, to $49.1 million for fiscal year 2015 from $47.0 million for fiscal year 2014. The NSR growth was primarily the result of the same factors driving gross revenue growth as noted above. The increases in gross revenue and NSR were all due to organic activities.
The Infrastructure operating segment's profit increased $0.4 million, or 5.0%, to $9.2 million for fiscal year 2015 from $8.8 million for fiscal year 2014. For fiscal year 2015 the Infrastructure operating segment's profit, as a percentage of NSR, increased to 18.7% from 18.6% in the prior year.

Costs and Expenses as a Percentage of NSR
The following table presents the percentage relationships of items in the consolidated statements of operations to NSR for fiscal years 2016, 2015 and 2014:

	2016	2015	2014
Net service revenue	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	—	—
Insurance recoverables and other income	3.5	1.6	5.0
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	86.4	82.7	87.9
General and administrative expenses	7.4	9.1	8.7
Acquisition and integration expense	1.4	—	—
Goodwill impairment	4.7	—	—
Depreciation	1.5	1.4	1.7
Amortization	1.7	0.9	0.8
Total operating costs and expenses	103.1	94.1	99.2
Operating income	0.4	7.5	5.9
Interest income	0.2	—	—
Interest expense	(0.6)	—	—
(Loss) income from operations before taxes	—	7.5	5.8
Income tax benefit (provision)	—	(2.7)	(2.5)
Net income	—	4.8	3.4
Net (income) loss applicable to noncontrolling interest	—	—	—
Net income applicable to TRC Companies, Inc.	—%	4.8%	3.4%

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
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Fiscal Year
(Dollars in thousands)	2016	2015	2014
Number of projects	1,801	1,834	1,814
Net increase (reduction) in project profitability	$(1,696)	$1,653	$(707)

Net increase (reduction) in project profitability by operating segment:
Energy	$(702)	$(245)	$(3,548)
Environmental	(624)	1,512	2,438
Infrastructure	(370)	386	403
Pipeline Services	—	—	—
Total	$(1,696)	$1,653	$(707)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the fiscal years ended June 30, 2016, 2015 and 2014 (in thousands):

	June 30, 2016	June 30, 2015	June 30, 2014
Cash provided by operating activities	$48,140	$32,115	$21,386
Cash used in investing activities	(126,685)	(17,719)	(6,771)
Cash provided by (used in) financing activities	60,053	(4,697)	(5,154)
Cash and cash equivalents as of the end of the fiscal year	18,804	37,296	27,597
Fiscal Year 2016 Compared to Fiscal Year 2015
As of June 30, 2016, cash and cash equivalents decreased by $(18.5) million, or (49.6)%, to $18.8 million compared to $37.3 million as of June 30, 2015. This decline is primarily the result of cash utilized for the acquisition of Pipeline Services on November 30, 2015.
Net cash provided by operating activities increased by $16.0 million, or 49.9%, to $48.1 million for the fiscal year ended June 30, 2016, compared to $32.1 million of cash provided in the prior year. The increase was attributable to the favorable timing of collections activity with respect to accounts receivable in the fiscal year ended June 30, 2016 compared to the same period of the prior year. These favorable results were offset by higher cash payments made primarily with respect to accounts payable and employee related compensation in the fiscal year ended June 30, 2016 compared to the same period of the prior year.
Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the year. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. DSO, which measures the collections turnover of both billed and unbilled receivables, declined to 79 days as of June 30, 2016 from 83 days as of June 30, 2015.
Net cash used in investing activities increased by $109.0 million, or 615.0%, to $126.7 million for the fiscal year ended June 30, 2016, compared to $17.7 million of cash used in the prior year. The increase was primarily due to $107.4 million in additional cash payments for the acquisitions of businesses including earnout and net working capital payments in the fiscal year ended June 30, 2016, as well as $1.7 million of additional payments for property and equipment. Both of these aforementioned increases were primarily attributable to the acquisition of Pipeline Services.
Net cash provided by financing activities increased by $64.8 million, or 1,378.5%, to $60.1 million for the fiscal year ended June 30, 2016, compared to $4.7 million of cash used in the prior year. The increase was directly attributable to the proceeds received on debt incurred, net of issuance costs paid, for the acquisition of Pipeline Services.

Fiscal Year 2015 Compared to Fiscal Year 2014
As of June 30, 2015, cash and cash equivalents increased by $9.7 million, or 35.1%, to $37.3 million compared to $27.6 million as of June 30, 2014.
Net cash provided by operating activities increased by $10.7 million, or 50.2%, to $32.1 million for the fiscal year ended June 30, 2015, compared to $21.4 million of cash provided in the prior fiscal year. The increase was due to higher income, adjusted for non-cash charges, for the fiscal year ended June 30, 2015 compared to the same period of the prior year, as well as the favorable impact in fiscal 2015 from changes in our working capital accounts.
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
Net cash used in financing activities decreased by $0.5 million, or 8.9%, to $4.7 million for the fiscal year ended June 30, 2015, compared to $5.2 million of cash used in the prior year. The decrease was primarily due to $4.0 million of additional payments made on long-term debt and capital lease obligations in fiscal 2014, which were partially offset by a $3.0 million reduction of excess tax benefits from stock-based awards in fiscal 2015.

Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2016 and 2015 were comprised of the following (in thousands):

	2016	2015
Term loan	$72,187	$—
Revolving facility	—	—
Contractor-owned, contractor-operated facility debt	21,344	—
Subordinated debt:
Subordinated debt - note payable	5,146	—
Lease financing obligations	55	105
Capital lease obligations	—	166
Less deferred debt issuance costs	(1,150)	—
	97,582	271
Less current portion	(18,339)	(216)
Long-term debt and capital lease obligations	$79,243	$55

Revolving Credit Facility

Previously, we and substantially all of our subsidiaries, were party to a secured credit agreement (the "Prior Credit Agreement") and related security documentation with Citizens Commercial Banking as lender, administrative agent, sole lead arranger, and sole book runner and JP Morgan Chase Bank, N.A. as lender and syndication agent. The Prior Credit Agreement provided us with a $75.0 million five-year secured revolving credit facility with a sublimit of $15.0 million available for the issuance of letters of credit. Pursuant to the terms of the Prior Credit Agreement, we could request an increase in the amount of the credit facility up to $95.0 million. The expiration date of the Prior Credit Agreement was April 16, 2018.

Amounts outstanding under the Prior Credit Agreement bore interest at the Base Rate (as defined, generally the prime rate) plus a margin of 1.00% to 1.50% or at LIBOR plus a margin of 2.00% to 2.50%, based on the ratio (measured over a trailing four-quarter period) of consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined. Our obligations under the Prior Credit Agreement were secured by a pledge of substantially all of our assets and guaranteed by our principal operating subsidiaries. The Prior Credit Agreement also contained cross-default provisions which became effective if we defaulted on other indebtedness.

Under the Prior Credit Agreement we were required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit our leverage ratio to exceed 2.00 to 1.00. The Prior Credit Agreement also required us to achieve minimum levels of Consolidated Adjusted EBITDA of $20.0 million for the twelve-month periods ending June 30, 2015 and thereafter. The Prior Credit Agreement also limited the payment of cash dividends to $10.0 million in aggregate during its term. We were in compliance with the financial covenants under the Prior Credit Agreement through its termination date.

On November 30, 2015, we entered into a five-year credit agreement (the “New Credit Agreement”) with Citizens Bank, N.A. as lender, LC issuer, administrative agent, sole lead arranger, and sole book runner; BMO Harris Bank, N.A. as lender, LC issuer and syndication agent; KeyBank, N.A. as lender and document agent, and five other banks as lenders . The New Credit Agreement provides us with an aggregate borrowing capacity of $175.0 million, consisting of a $100.0 million five-year secured revolving credit facility (“Revolving Facility”) with a sub-limit of $15.0 million available for the issuance of letters of credit, as well as a five-year secured $75.0 million term loan (“Term Loan”). The New Credit Agreement replaced our Prior Credit Agreement.

The proceeds of the Term Loan, together with cash on hand and proceeds from borrowing under the Revolving Facility, were used to pay the purchase price for Willbros Professional Services and to fund transaction costs incurred in connection with the Willbros Professional Services acquisition. The Revolving Facility will also be available for working capital and general corporate purposes. The Revolving Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. We may request an increase in the amount of the Credit Agreement up to an additional $75.0 million, which may be through additional term or revolving loans.

Borrowings outstanding under the Revolving Facility will mature on November 30, 2020. The Term Loan amortizes in quarterly installments payable on the last day of each March, June, September, and December, commencing on March 31, 2016 in amounts equal to 1.875% of the term loan made or outstanding, with the balance payable on November 30, 2020 (the "Term Loan Maturity Date.") In addition, we are required, subject to certain exceptions, to make payments on the Term Loan: (a) based on a stated percentage of Excess Cash Flow, either 50% or 0% depending on whether our consolidated leverage ratio is above or below 2 times adjusted EBITDA as defined in the New Credit Agreement; (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights; (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the New Credit Agreement; and, (d) in an amount of 100% of net cash proceeds from events of loss subject to certain reinvestment rights. The borrowings under the New Credit Agreement may be reduced, in whole or in part, without premium or penalty.

Amounts outstanding under the New Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 0.50% to 1.25%, or at the Eurodollar Rate (as defined, generally the LIBOR rate) plus a margin of 1.50% to 2.25%, based on the Company's Leverage Ratio (as defined). In addition to these borrowing rates, there is a commitment fee which ranges from 0.20% to 0.375% on any unused commitments. The applicable fees for issuance of letters of credit under the Revolving Facility range from 1.50% to 2.25%.

Our obligations under the New Credit Agreement are secured by a pledge of substantially all of our assets and guaranteed by our principal operating subsidiaries. The New Credit Agreement also contains cross-default provisions which become effective if we default on other indebtedness.

The New Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness including guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. Under the New Credit Agreement we are required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit our leverage ratio to exceed 3.00 to 1.00. Additionally, the New Credit Agreement also limits the payment of cash dividends to $10.0 million in aggregate during its term.
The actual covenant results as compared to the covenant requirements under the Credit Agreement as of June 30, 2016 for the measurement periods described below are as follows:

	Measurement Period	Actual	Required
Maximum leverage ratio	Trailing 12 months	1.41 to 1.00	Not to exceed	3.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 months	3.44 to 1.00	Must exceed	1.25 to 1.00

On November 30, 2015 we borrowed $102.0 million under the New Credit Agreement to partially fund the Willbros Professional Services acquisition. The borrowing was comprised of a full borrowing of the $75.0 million term loan and a $27.0 million borrowing under the Revolving Facility. Borrowings under the Term Loan bear interest at a stated rate of 2.32% and have an effective interest rate of 2.74% at June 30, 2016. As of June 30, 2016 we had no borrowings outstanding under the Revolving Facility and $72.2 million outstanding under the Term Loan. Funds available to borrow under the New Credit Agreement, after consideration of the letters of credit outstanding, were $97.2 million at June 30, 2016. As of June 30, 2016, the Company was in compliance with all covenants under the New Credit Agreement.

As of June 30, 2015, we had no borrowings outstanding under the Prior Credit Agreement. Letters of credit outstanding were $2.0 million as of June 30, 2015. Based upon the leverage covenant, the maximum availability under the Prior Credit Agreement was $75.0 million as of June 30, 2015. Funds available to borrow under the Prior Credit Agreement, after consideration of the letters of credit outstanding and other indebtedness outstanding of $0.2 million, were $72.8 million at June 30, 2015.

Contractor-owned, contractor-operated facility debt

As of June 30, 2016, we recorded approximately $21.3 million of debt obligations assumed in the Pipeline Services acquisition, of which $7.6 million was current.  A third party finance company had provided financing to Pipeline Services in conjunction with the construction of fueling facilities for the federal government. Upon acceptance of the constructed facilities, the federal government pays Pipeline Services in equal monthly installments over the subsequent five years pursuant to a contract. Therefore, as of June 30, 2016, we also recorded approximately $22.4 million of receivables which were acquired in the transaction, of which $7.6 million was current. These amounts were recorded within other assets and represent the amount due from the federal government for the construction of the fueling facilities.

As of June 30, 2016, the government has provided acceptance on all three of these contracts and final funding has been received on two contracts.

Other Notes Payable
In July 2015, we financed $5.6 million of insurance premiums payable in eleven equal monthly installments of $0.5 million each, including a finance charge of 1.99%. In December 2015, an additional $0.9 million was financed in conjunction with the Willbros Professional Services acquisition, resulting in six remaining payments of $0.7 million. As of June 30, 2016, the balance was paid in full.
In conjunction with the Pipeline Services acquisition, we were required to remit a second cash payment of $7.5 million payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016. The second cash payment was made in two tranches, with $2.4 million paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement.

Capital Lease Obligations
During fiscal years 2013 and 2012, we financed $1.2 million and $0.8 million, respectively, of furniture, office equipment, and computer equipment under capital lease agreements which expired in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets were amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases was included in depreciation and amortization in the consolidated statements of operations. The final lease payments were made in the fiscal quarter ended March 25, 2016, with no future capital lease obligation remaining, and the underlying assets having been fully depreciated.

Future Minimum Long-Term Debt and Capital Lease Obligation Payments
Future minimum long-term debt and capital lease obligation payments (exclusive of unamortized deferred debt issuance costs) as of June 30, 2016 were as follows (in thousands):

Fiscal Year	Debt	Lease Financing Obligations	Other Notes Payable	Total
2017	$13,176	$17	$5,146	$18,339
2018	11,359	17	—	11,376
2019	9,342	18	—	9,360
2020	9,437	3	—	9,440
2021	50,217	—	—	50,217
Thereafter	—	—	—	—
	$93,531	$55	$5,146	$98,732
Based on our current operating plans, we believe that existing cash resources as well as cash forecast to be generated from operations and availability under our revolving credit facility are adequate to meet our requirements for the foreseeable future. In addition, we expect to remain in full compliance with the covenant requirements under the Credit Agreement over the next twelve months.
Contractual Obligations
The following table sets forth, as of June 30, 2016, certain information concerning our obligations to make future contractual payments. Variable interest components used interest rates for estimating future interest payment obligations between 1.96% to 6.94% under contracts, such as debt (in thousands).

	Payments due by period (1)
Contractual Obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
Term loan	$72,187	$5,625	$11,250	$55,312	$—

Subordinated debt:
Other notes payable	5,146	5,146	—	—	—

Contractor-owned, contractor-operated facility debt	21,344	7,551	9,451	4,342	—
Operating leases (2)	80,504	18,699	29,209	18,960	13,636
Contractual commitments (3)	4,419	4,419	—	—	—
Purchase obligations (4)	3,105	2,598	507	—	—
Lease financing obligations	55	17	35	3	—
Unrecognized tax benefits (5)	2,204	—	—	—	2,204
Total contractual obligations	$188,964	$44,055	$50,452	$78,617	$15,840
______________________________
(1)Includes estimated interest as of June 30, 2016, excludes deferred debt issuance costs.
(2)Operating leases are primarily real estate leases.
(3)Represents amounts financed for our fiscal year 2017 insurance premiums.

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

We also have entered into long-term contracts pursuant to our Exit Strategy program under which we are obligated to complete the remediation of environmental conditions at sites.

Off-Balance Sheet Arrangements
As of June 30, 2016, our "Off-Balance Sheet" arrangements, as that term is defined by the Securities and Exchange Commission, included $2.8 million of standby letters of credit issued primarily for outstanding performance or payment bonds. The letters of credit were issued by our bank and renew annually. We also have operating leases for most of our office facilities and certain equipment. Rental expense for operating leases was $20.3 million in fiscal year 2016, $16.0 million in fiscal year 2015, and $14.9 million in fiscal year 2014. Minimum operating lease obligations payable in future years (i.e., primarily base rent) are included above in "Contractual Obligations".
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TRC Companies, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
August 31, 2016

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share data

	Fiscal Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Gross revenue	$620,864	$546,117	$475,677
Less subcontractor costs and other direct reimbursable charges	155,735	138,099	120,721
Net service revenue	465,129	408,018	354,956
Interest income from contractual arrangements	122	97	52
Insurance recoverables and other income	16,048	6,533	17,874
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	402,317	337,291	312,108
General and administrative expenses	34,375	37,331	31,053
Acquisition and integration expense	6,571	—	—
Goodwill impairment	21,981	—	—
Depreciation	6,890	5,814	5,932
Amortization	7,835	3,502	2,868
Total operating costs and expenses	479,969	383,938	351,961
Operating income	1,330	30,710	20,921
Interest income	840	—	—
Interest expense	(2,707)	(134)	(169)
(Loss) income from operations before taxes	(537)	30,576	20,752
Income tax benefit (provision)	670	(11,180)	(8,742)
Net income	133	19,396	12,010
Net (income) loss applicable to noncontrolling interest	(92)	19	41
Net income applicable to TRC Companies, Inc.	$41	$19,415	$12,051

Basic earnings per common share	$0.00	$0.64	$0.41
Diluted earnings per common share	$0.00	$0.63	$0.40

Weighted-average common shares outstanding:
Basic	30,936	30,291	29,594
Diluted	31,359	30,724	30,140
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Net income	$133	$19,396	$12,010
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities	(5)	(21)	151
Tax effect on unrealized gain (loss) on available-for-sale securities	3	8	(60)
Reclassification for loss (gain) included in net income	32	4	(100)
Tax effect on realized (gain) loss on available-for-sale securities	(13)	(2)	41
Total other comprehensive income (loss)	17	(11)	32
Comprehensive income	150	19,385	12,042
Comprehensive (income) loss attributable to noncontrolling interests	(92)	19	41
Comprehensive income attributable to TRC Companies, Inc.	$58	$19,404	$12,083

See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED BALANCE SHEETS
In thousands, except share data

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$18,804	$37,296
Restricted cash	71	122
Accounts receivable, less allowance for doubtful accounts	149,280	138,346
Insurance recoverable - environmental remediation	49,934	40,927
Restricted investments	5,959	6,701
Income taxes refundable	75	412
Prepaid expenses and other current assets	24,122	10,499
Total current assets	248,245	234,303
Property and equipment
Land and building	4,824	480
Equipment, furniture and fixtures	63,105	58,734
Leasehold improvements	6,124	5,380
	74,053	64,594
Less accumulated depreciation and amortization	(51,593)	(50,885)
Property and equipment, net	22,460	13,709
Goodwill	75,337	37,024
Intangible assets, net	45,969	9,304
Deferred income tax assets	26,239	18,924
Long-term restricted investments	18,420	18,385
Long-term prepaid insurance	23,425	25,929
Other assets	18,383	5,303
Total assets	$478,478	$362,881
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18,339	$50
Current portion of capital lease obligations	—	166
Accounts payable	29,311	31,999
Accrued compensation and benefits	48,485	47,233
Deferred revenue	15,363	10,612
Environmental remediation liabilities	8,654	8,695
Income taxes payable	265	3,271
Other accrued liabilities	58,026	42,170
Total current liabilities	178,443	144,196
Non-current liabilities:
Long-term debt, net of current portion	79,243	55
Long-term income taxes payable	2,204	1,647
Deferred revenue	65,340	68,579
Environmental remediation liabilities	433	489
Total liabilities	325,663	214,966
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 31,087,084 and 31,083,602 shares issued and outstanding, respectively, at June 30, 2016, and 30,485,510 and 30,482,028 shares issued and outstanding, respectively, at June 30, 2015	3,109	3,049
Additional paid-in capital	195,156	191,321
Accumulated deficit	(45,898)	(45,939)
Accumulated other comprehensive loss	(71)	(88)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	152,263	148,310
Noncontrolling interest	552	(395)
Total equity	152,815	147,915
Total liabilities and equity	$478,478	$362,881
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Fiscal Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$133	$19,396	$12,010
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	14,725	9,316	8,800
Amortization of debt issuance costs	483	—	—
Stock-based compensation expense	5,554	5,149	4,658
Provision for doubtful accounts	—	349	—
Deferred income taxes	(7,190)	(3,599)	2,512
Goodwill impairment	21,981	—	—
Other non-cash items	697	181	(1,034)
Changes in operating assets and liabilities:
Accounts receivable	17,327	(16,301)	(5,916)
Insurance recoverable - environmental remediation	(9,007)	1,135	(15,757)
Income taxes	(2,125)	3,795	864
Restricted investments	(427)	320	4,603
Prepaid expenses and other current assets	(2,895)	(142)	1,676
Long-term prepaid insurance	2,504	2,592	2,976
Other assets	5,098	(103)	667
Accounts payable	(4,955)	(1,019)	352
Accrued compensation and benefits	(5,949)	10,231	2,003
Deferred revenue	1,512	(5,710)	(3,707)
Environmental remediation liabilities	(97)	2,778	(858)
Other accrued liabilities	10,771	3,747	7,537
Net cash provided by operating activities	48,140	32,115	21,386
Cash flows from investing activities:
Additions to property and equipment	(8,328)	(6,606)	(5,065)
Withdrawals from restricted investments	1,131	1,030	2,241
Acquisition of businesses, net of cash acquired	(119,600)	(12,213)	(3,788)
Earnout and net working capital payments on acquisitions	—	—	(252)
Proceeds from sale of fixed assets	112	70	110
Investments in and advances to unconsolidated affiliates	—	—	(17)
Net cash used in investing activities	(126,685)	(17,719)	(6,771)
Cash flows from financing activities:
Payments on long-term debt and other	(13,220)	(5,595)	(9,535)
Payments on capital lease obligations	(166)	(563)	(628)
Proceeds from long-term debt and other	7,177	5,247	4,904
Proceeds from term loan	75,000	—	—
Repayments of term loan debt	(2,812)	—	—
Net working capital and additional cash payments on acquisitions	(1,161)	(2,644)	(872)
Shares repurchased to settle tax withholding obligations	(2,965)	(1,666)	(2,209)
Payments of issuance costs on revolving credit facility	(3,248)	—	—
Acquisition of non-controlling interest	(90)	—	—
Payments to noncontrolling interest	(40)	—	—
Excess tax benefit from stock-based awards	1,357	155	3,115
Proceeds from exercise of stock options	221	369	71
Net cash provided by (used) in financing activities	60,053	(4,697)	(5,154)
(Decrease) increase in cash and cash equivalents	(18,492)	9,699	9,461
Cash and cash equivalents, beginning of period	37,296	27,597	18,136
Cash and cash equivalents, end of period	$18,804	$37,296	$27,597
Supplemental cash flow information:
Income taxes paid	$10,128	$10,994	$2,205
Non-cash consideration for assets acquired	5,146	996	1,627
Issuance of common stock in connection with businesses acquired	—	323	295
Capital expenditures included in accounts payable	198	475	490
Interest paid	2,707	134	192
See accompanying notes to consolidated financial statements.

TRC Companies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
In thousands, except share data

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total TRC Shareholders' Equity	Non- Controlling Interest
	Number of Shares	Amount				Number of Shares	Amount			Total Equity
Balance, June 30, 2013	29,053,301	$2,905	$181,874	$(77,405)	$(109)	3,482	$(33)	$107,232	$(335)	$106,897
Net income (loss)	—	—	—	12,051	—	—	—	12,051	(41)	12,010
Other comprehensive income	—	—	—	—	32	—	—	32	—	32
Issuance of common stock	4,360	1	29	—	—	—	—	30	—	30
Issuance of common stock in connection with business acquired	34,066	3	292	—	—	—	—	295	—	295
Exercise of stock options	16,500	2	69	—	—	—	—	71	—	71
Stock-based compensation	943,999	94	4,564	—	—	—	—	4,658	—	4,658
Shares repurchased to settle tax withholding obligations	(305,642)	(31)	(2,239)	—	—	—	—	(2,270)	—	(2,270)
Directors' deferred compensation	6,350	1	44	—	—	—	—	45	—	45
Tax benefit from stock-based awards	—	—	3,115	—	—	—	—	3,115	—	3,115
Balance, June 30, 2014	29,752,934	2,975	187,748	(65,354)	(77)	3,482	(33)	125,259	(376)	124,883
Net income (loss)	—	—	—	19,415	—	—	—	19,415	(19)	19,396
Other comprehensive income	—	—	—	—	(11)	—	—	(11)	—	(11)
Issuance of common stock in connection with business acquired	49,641	5	318	—	—	—	—	323	—	323
Exercise of stock options	76,626	8	361	—	—	—	—	369	—	369
Stock-based compensation	903,382	90	5,059	—	—	—	—	5,149	—	5,149
Shares repurchased to settle tax withholding obligations	(304,450)	(30)	(1,682)	—	—	—	—	(1,712)	—	(1,712)
Directors' deferred compensation	7,377	1	49	—	—	—	—	50	—	50
Tax deficiencies from stock-based awards	—	—	(532)	—	—	—	—	(532)	—	(532)
Balance, June 30, 2015	30,485,510	3,049	191,321	(45,939)	(88)	3,482	(33)	148,310	(395)	147,915
Net income (loss)	—	—	—	41	—	—	—	41	92	133
Other comprehensive income	—	—	—	—	17	—	—	17	—	17
Exercise of stock options	34,500	3	218	—	—	—	—	221	—	221
Stock-based compensation	855,808	86	5,468	—	—	—	—	5,554	—	5,554
Shares repurchased to settle tax withholding obligations	(298,234)	(30)	(2,935)	—	—	—	—	(2,965)	—	(2,965)
Directors' deferred compensation	9,500	1	87	—	—	—	—	88	—	88
Acquisition of minority interest	—	—	(183)	—	—	—	—	(183)	895	712
Payments to minority interest holder	—	—	—	—	—	—	—	—	(40)	(40)
Tax benefit from stock-based awards	—	—	1,180	—	—	—	—	1,180	—	1,180
Balance, June 30, 2016	31,087,084	$3,109	$195,156	$(45,898)	$(71)	3,482	$(33)	$152,263	$552	$152,815
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
The consolidated financial statements include all the accounts of TRC Companies, Inc., its wholly-owned subsidiaries and subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control (see Note 11). All intercompany balances and transactions have been eliminated in consolidation.
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the second quarter of fiscal 2016, the Company concluded that it was appropriate to separately present intangible assets and intangible asset amortization on its consolidated balance sheets and consolidated statements of operations, respectively. Previously, intangible assets were classified as other assets on the consolidated balance sheets whereas intangible asset amortization was classified as depreciation and amortization on the consolidated statements of operations. Additionally, as further described below the Company has reclassified its presentation of deferred tax assets in accordance with an Accounting Standards Update.

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
Costs related to change orders and claims are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

estimated. Claims are included in total estimated contract revenues only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value which can be reliably estimated. No profit is recognized on claims until final settlement occurs. For the fiscal years ended June 30, 2016, 2015 and 2014, no revenue related to claims was recognized by the Company.
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
Acquisitions—The Company accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values, and any excess purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. The Company may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates. Transaction costs associated with acquisitions are expensed as they are incurred.
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
The Company performed its most recent annual goodwill impairment test as of April 29, 2016, and determined that the fair value of each of the Company's reporting units with goodwill exceeded its carrying value, and therefore, no further analysis was required. As of June 30, 2016, the Company had $75,337 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2016 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors, including operating results, business plans, anticipated future cash flows, transactions and market data.
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
Management judgment and assumptions are required in performing the impairment tests for all reporting units with goodwill and in measuring the fair value of goodwill, indefinite-lived intangibles and long-lived assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values or the amount of recognized impairment losses. An adjustment to the carrying value of goodwill and/or identifiable intangible assets could materially impact the Company's consolidated results of operations
Property and Equipment—Property and equipment are recorded at cost, including costs to bring the equipment into operation. Major improvements to and betterments that extend the useful life of existing equipment are capitalized. Maintenance and repairs are charged to expense as incurred. The Company provides for depreciation of property and equipment using the straight-line method over estimated useful lives of the assets as follows:

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
As of June 30, 2016 and 2015, $14,511 and $18,992, respectively, of the restricted investments represent deposits which earn interest at the one-year constant maturity U.S. Treasury Bill rate, which rate is reset on the anniversary of each policy. As of June 30, 2016 and 2015 the one-year constant maturity U.S. Treasury Bill rate for such deposits ranged from 0.10% to 0.28% and from 0.10% to 0.28%, respectively.
Properties Available for Sale—Included in other assets are certain properties acquired in connection with certain Exit Strategy contracts that are available for sale in the amounts of $4,344 as of June 30, 2015. The properties were recorded at fair value upon acquisition. In fiscal 2016 Company management made the determination to no longer market the land for sale, reclassifying the properties into land and building within property and equipment on the consolidated balance sheet.
In cases where the Company does not expect to recover its carrying costs on properties available for sale, the Company reduces its carrying value to the fair value less costs to sell. During fiscal years 2015 and 2014, no impairment losses were recognized.
Capitalized Software—Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over its estimated useful life. In accordance with ASC Subtopic 350-40, Internal-Use Software, the Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. The Company reviews the economic lives of its capitalized software annually. During fiscal years 2016, 2015 and 2014, capitalized software was amortized over three to five years.
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
Environmental Remediation Liabilities—The Company records environmental remediation liabilities for properties available for sale. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. In accordance with ASC Topic 405, Liabilities, upon completion of the capital phase of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the properties. The reduction in the liability resulting from the completion of the capital phase is included in insurance recoverables and other income. During fiscal years 2016, 2015 and 2014, no such income was recorded.
If it is determined that the expected costs of the clean-up activities are greater than the remaining environmental remediation liability for a specific property, the environmental remediation liability is adjusted pursuant to ASC Topic 410 Asset Retirement and Environmental Obligations ("ASC Topic 410"). Environmental remediation liabilities recorded pursuant to ASC Topic 410 are discounted when the amount and timing of the clean-up activities can be reliably determined. As of June 30, 2016 and 2015, the environmental liability for one project was discounted as the amount and timing of the remaining monitoring activities could be reliably determined. A discount of $353 and $358 was calculated using a risk-free discount rate of 2.9% and 3.1% as of June 30, 2016 and 2015, respectively. Estimated remediation costs for clean-up activities are based on experience, site conditions and the

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

remedy selected. The liability is regularly adjusted as estimates are revised and as cleanup proceeds. Actual results could differ materially from those estimates. The undiscounted environmental liability as of June 30, 2016 and 2015 was $9,438 and $9,537, respectively.
Employee Benefit Plan—The Company has a 401(k) savings plan covering substantially all employees. The Company's matching formula previously had two components. The prior basic match was up to 50% of each Participant's first 4% of contributed compensation, and the discretionary match of up to another 2% of contributed compensation is based on the Company's performance for the previous fiscal year. In fiscal 2016 the Company began providing a basic match of 50% of a participant's first 6% of contributed compensation and discontinued the discretionary match. In fiscal years 2016, 2015 and 2014, the Company's contributions to the plan were $7,423, $6,163 and $4,005, respectively. The Company does not provide post-employment or other post-retirement benefits.
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
The following table sets forth the computations of basic and diluted EPS for the indicated fiscal years ended June 30:

	2016	2015	2014
Net income applicable to TRC Companies, Inc.	$41	$19,415	$12,051

Basic weighted-average common shares outstanding	30,936	30,291	29,594
Effect of dilutive stock options, RSA's, RSU's and PSU's	423	433	546
Diluted weighted-average common shares outstanding	31,359	30,724	30,140

Earnings per common share applicable to TRC Companies, Inc.'s common shareholders:
Basic earnings per common share	$0.00	$0.64	$0.41
Diluted earnings per common share	$0.00	$0.63	$0.40
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,463	1,610	2,004
Credit Risks—Financial instruments which subject the Company to credit risk consist primarily of cash, accounts receivable, restricted investments, insurance recoverables, and investments in and advances to unconsolidated affiliates and construction joint ventures. The Company performs credit evaluations of its clients as required and maintains an allowance for estimated credit losses.
Fair Value of Financial Instruments—Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities as reflected in the consolidated financial statements, approximate their fair values because of the short-term maturity of those instruments. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of the Company's subordinated notes payable as of June 30, 2016 and 2015, approximate fair value because the interest rates on the instruments change with market interest rates or because of the short term nature of their maturities. The carrying amount of the Company's remaining notes payable as of June 30, 2016 and 2015 approximate fair value as either the fixed interest rates approximate current rates for these obligations or the remaining term is not significant.

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
New Accounting Pronouncements—In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies employee share-based payment accounting. This standard will simplify the income tax consequences, accounting for forfeitures and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This standard will be effective for the Company's fiscal year beginning July 1, 2017. The Company is currently in the process of evaluating the effects of this standard on its condensed consolidated financial statements, including potential early adoption.
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

In November 2015, the FASB issued an accounting standards update which simplifies the balance sheet classification of deferred taxes. This standard requires that all deferred tax assets and liabilities be classified as non-current in the classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance.  The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period with early application permitted. The Company adopted this standard retrospectively at June 30, 2016. Adoption of this standard resulted in a reclassification of the Company's net current deferred tax assets as of June 30, 2015 to net non-current deferred tax assets and by presenting all net deferred tax assets as of June 30, 2016 as non-current in the Company's Consolidated Balance Sheets. Refer to the Reclassification section below for a summary of the impact of this adoption.
In September 2015, the FASB issued an accounting standards update simplifying the accounting for measurement-period adjustments in business combinations. This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted. The standard is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the standard. The Company adopted this standard effective for its first quarter of fiscal 2016. The adoption of this standard resulted in the Company recognizing measurement period adjustments in the periods in which they became known and not restating prior period balance sheets for such adjustments.
In April 2015, the FASB issued an accounting standards update requiring that debt issuance costs related to a recognized debt liability be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted for financial statements that have not been previously issued. In August 2015, the FASB issued an accounting standards update which provides additional guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The Company adopted these standards effective for its first quarter of fiscal 2016. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements (Continued)

services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB further clarified the implementation guidance on principal versus agent considerations. The new standard will be effective for the Company's fiscal year beginning July 1, 2018. No early adoption is permitted under this standard, and it is to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the standard will have on its consolidated financial statements.
Reclassifications—The following table summarizes the impact of the new accounting standard described above on the Company's Consolidated Balance Sheet as of June 30, 2015:

	As Previously Reported	Impact of Deferred Tax ASU	As Retrospectively Reclassified
Deferred income tax assets	$16,057	$(16,057)	$—
Total current assets	250,360	(16,057)	234,303
Long-term deferred income tax assets	2,867	16,057	18,924

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of June 30, 2016 and 2015.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$71	$—	$—	$71
Certificates of deposit	—	107	—	107
Municipal bonds	—	547	—	547
Corporate bonds	—	439	—	439
U.S. Government bonds	—	219	—	219
U.S. Treasury Notes	2,009	—	—	2,009
Money market accounts and cash deposits	6,476	—	—	6,476
Total assets	$8,556	$1,312	$—	$9,868

Contingent consideration	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$100	$—	$—	$100
Certificates of deposit	—	106	—	106
Municipal bonds	—	548	—	548
Corporate bonds	—	228	—	228
U.S. Government bonds	—	216	—	216
Money market accounts and cash deposits	4,896	—	—	4,896
Total assets	$4,996	$1,098	$—	$6,094

Contingent consideration	$—	$—	$693	$693
Total liabilities	$—	$—	$693	$693
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of June 30, 2016 and 2015 are included within current and long-term restricted investments on the consolidated balance sheets.
The Company's long-term debt is not measured at fair value in the consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: level 2 of the fair value hierarchy. At June 30, 2016 and 2015, the fair value of the Company's debt was not materially different than its carrying value.
Reclassification adjustments for realized gains or losses from available for sale restricted investment securities out of accumulated other comprehensive income were included in the consolidated statement of operations within the insurance recoverables and other income line item.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 3. Fair Value Measurements (Continued)

As of June 30, 2016 and 2015, $6,476 and $4,896, respectively, of the restricted investments represented deposits in money market accounts and U.S. Treasury Notes under escrow arrangements. Also included in restricted investments are mutual funds, bonds, certificates of deposit, asset backed securities and U.S. Treasury Notes under escrow arrangements with a cost of $1,304 and a fair value of $1,312, as of June 30, 2016, and a cost of $1,103 and a fair value of $1,098, as of June 30, 2015, respectively. These investments are recorded at fair value with changes in unrealized appreciation reported as a separate component of equity. During fiscal years 2016, 2015 and 2014, realized (losses)/gains of $(23), $(4) and $100 were reported, respectively. If the Company determines that any unrealized losses are other than temporary, they will be charged to earnings. Total losses for securities with net losses in accumulated other comprehensive income were $17, $38 and $102 in fiscal years 2016, 2015 and 2014, respectively. Total gains for securities with net gains in accumulated other comprehensive income were $44, $20 and $153 in fiscal years 2016, 2015 and 2014, respectively.
The restricted investments under escrow arrangements earned dividends and interest of $71, $62 and $98 during fiscal years 2016, 2015 and 2014, respectively, which are recorded as income and reflected as an operating activity in the consolidated statements of cash flows.
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

	2016	2015	2014
Contingent consideration, beginning of year	$693	$352	$1,365
Additions for acquisitions	—	662	504
Reduction of liability for payments made	(835)	(346)	(567)
Increase (reduction) of liability related to re-measurement of fair value	375	25	(950)
Contingent consideration, end of year	$233	$693	$352

Note 4. Accounts Receivable
The current portion of accounts receivable as of June 30, 2016 and 2015 were comprised of the following:

	2016	2015
Billed	$90,194	$80,932
Unbilled	64,954	62,528
Retainage	2,429	3,478
	157,577	146,938
Less allowance for doubtful accounts	(8,297)	(8,592)
	$149,280	$138,346
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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 4. Accounts Receivable (Continued)

Rollforward of allowance for doubtful accounts reserves is as follows:

			Additions
Fiscal Year	Description	Balance at beginning of period	Charged to costs and expenses	Other (1)	Deductions (2)	Balance at end of period
2016	Allowance for doubtful accounts	$(8,592)	—	(67)	362	$(8,297)
2015	Allowance for doubtful accounts	$(8,720)	(349)	—	477	$(8,592)
2014	Allowance for doubtful accounts	$(11,173)	—	—	2,453	$(8,720)
______________________________

(1)	Allowance for acquired businesses.

(2)	Uncollectible accounts written off, net of recoveries.

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

Note 6. Other Accrued Liabilities
As of June 30, 2016 and 2015, other accrued liabilities were comprised of the following:

	2016	2015
Contract costs	$40,343	$27,980
Legal accruals	5,232	5,224
Lease obligations	5,564	3,354
Other	6,887	5,612
	$58,026	$42,170

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

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 8. Acquisitions
Fiscal 2016 Acquisition

On November 30, 2015, the Company acquired the Professional Services business ("Pipeline Services") of Willbros Group ("Willbros") in an all cash transaction. The $124,498 purchase price consisted of (i) an initial cash payment of $119,955 paid at closing, and, (ii) a second cash payment due of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of an estimate working capital adjustment due from Willbros of $2,957. The second cash payment was made in two tranches, with $2,354 paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the net working capital settlement. Goodwill of $60,294, all of which is expected to be tax deductible, and other intangible assets of $44,500 were recorded as a result of this acquisition.

The following summarizes the estimated fair values of the Pipeline Services assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments:

	November 30, 2015 (As Initially Reported)	Measurement Period Adjustments	November 30, 2015 (As Adjusted)
Cash and cash equivalents	$355	$—	$355
Accounts receivable	26,406	1,857	28,263
Prepaid expenses and other current assets	7,276	(48)	7,228
Property and equipment	3,552	—	3,552
Identifiable intangible assets:
Customer relationships and backlog	43,500	—	43,500
Internally developed software	1,000	—	1,000
Total identifiable intangible assets	44,500	—	44,500
Goodwill	64,673	(4,379)	60,294
Other non-current assets	20,683	—	20,683
Accounts payable	(2,587)	43	(2,544)
Accrued compensation and benefits	(7,199)	(2)	(7,201)
Other accrued liabilities	(5,210)	100	(5,110)
Current portion of long-term debt	(6,447)	(38)	(6,485)
Long-term debt, net of current portion	(18,547)	—	(18,547)
Non-controlling interest	—	(490)	(490)
Net assets acquired	$127,455	$(2,957)	$124,498

Customer relationships and backlog represent the fair value of existing contracts and the underlying customer relationships. The backlog has a 1 year life and customer relationships have lives ranging from 12 to 15 years (weighted average lives of 6 years). The internally developed software has a life of approximately 5 years (weighted average life of 5 years).

The purchase price allocation is based upon preliminary information and is subject to change when additional information becomes available. The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Pipeline Service's highly skilled assembled workforce, which does not qualify for separate recognition, and the expected cost synergies of the combined operations. The Company has not completed its final assessment of the fair values of purchased receivables, contingent liabilities, or acquired contracts. The final fair value of the net assets acquired may result in adjustments to certain assets and liabilities, including goodwill.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 8. Acquisitions (Continued)

The unaudited pro forma financial information summarized in the following table gives effect to the Pipeline Services acquisition assuming it occurred on July 1, 2014. These unaudited pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisition. Pro forma adjustments have been made to reflect amortization of the identified intangible assets for the related periods, as well as the amortization of deferred debt issuance costs incurred. Identifiable intangible assets are being amortized on a basis approximating the economic value derived from those assets. These unaudited pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisition occurred on July 1, 2014, nor does the information project results for any future period.

	Twelve Months Ended
	June 30, 2016	June 30, 2015
Gross revenue	$695,916	$772,628
Net service revenue	515,705	562,441
Net (loss) income applicable to TRC Companies, Inc.	(2,378)	12,890

Basic (loss) earnings per common share	$(0.08)	$0.43
Diluted (loss) earnings per common share	$(0.08)	$0.42

Since the acquisition date, the Pipeline Services operating segment has contributed $60,712 in gross revenue, $48,379 in net service revenue, and an operating loss of $(7,476) for the period from November 30, 2015 through June 30, 2016, which includes a portion of the acquisition and integration expenses described below.

Acquisition and integration expenses in the accompanying consolidated statements of operations were comprised of the following:

Twelve Months Ended
June 30, 2016
Severance and personnel costs	$1,508
Professional services and other expenses	2,824
Lease abandonments	2,239
Total	$6,571

Fiscal Year 2015 Acquisition

On September 29, 2014, the Company acquired all of the outstanding stock of NOVA Training Inc. and all of the outstanding membership interests of NOVA Earthworks, LLC (collectively "NOVA") based in Midland, Texas. NOVA provides safety training and environmental services as well as oil spill response, remediation and general oil field construction services to customers in the oil and gas industry. The initial purchase price consisted of (i) a cash payment of $7,198 payable at closing, (ii) a second cash payment of $2,600 placed into escrow, of which $508 was paid in six months and the remaining $2,092 was paid in 18 months, (iii) 50 shares of the Company's common stock valued at $323 on the closing date, and (iv) a $560 net working capital adjustment. The sellers are also entitled to up to $1,500 in contingent cash consideration through an earn-out provision based on the NSR performance of the acquired firm over the 24 month period following closing. The Company estimated the fair value of the remaining contingent earn-out liability to be $287 based on the projections and probabilities of reaching the performance goals through September 2016. Goodwill of $3,683, none of which is expected to be tax deductible, and other intangible assets of $3,622 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The fair values of assets and liabilities of the NOVA acquisition have been recorded in the Environmental operating segment. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

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
During fiscal years 2016, 2015 and 2014, the Company made additional purchase price cash payments of $1,161, $2,644 and $1,124, respectively, related to acquisitions completed in the current and prior years. The additional purchase price payments were earned as a result of the final determination of working capital adjustments and the acquired entities achieving financial objectives pursuant to contingent consideration arrangements.

Note 9. Goodwill and Other Intangible Assets
The Company performed its most recent annual goodwill impairment test as of April 29, 2016, and noted the fair value of each of the Company's reporting units with goodwill exceeded its carrying value, and therefore, no further analysis was required.
As of June 30, 2016, the Company had $75,337 of goodwill. The Company does not believe there were any events or changes in circumstances since its April 2016 annual assessment that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. In making this assessment, the Company relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market data.

In performing the fiscal year 2016 and 2015 goodwill assessments, the Company utilized valuation methods, including the discounted cash flow method, the guideline company approach, and the guideline transaction approach as the best evidence of fair value. The weighting of the valuation methods used by the Company in both fiscal 2016 and 2015 was 50% discounted cash flows, 40% guideline company approach and 10% guideline transaction approach.

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Energy operating segment reporting units is the level of investment electric utilities will make to modernize, expand, and enhance the electric transmission grid over the next several years. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Environmental operating segment reporting units is the projected increase in capital spending on oil and gas pipelines, energy exploration and distribution projects, new power and generation sources, and increased environmental management strategies to

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

comply with recent regulatory rule-making. The key uncertainty in the revenue growth assumption used in the estimation of the fair value of the Pipeline Services operating segment reporting units is the projected increase in capital spending tied to commodity pricing on oil and gas pipelines and related facilities, and timing of regulatory rule-making impacting the oil and gas market.
Virtually all of the assumptions used in the Company's models are susceptible to change due to national and regional economic conditions as well as competitive factors in the industry in which the Company operates. The forecasted cash flows the Company uses are derived from the annual long-range planning process that it performs and presents to its Board of Directors. In this process, each reporting unit is required to develop reasonable revenue, earnings and cash flow forecasts for the next five years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted-average cost of capital and are then adjusted for "plan risk" (the risk that a business will fail to achieve its forecasted results). Finally, a growth factor beyond the five year period for which cash flows are planned is selected based on expectations of future economic conditions. While the Company believes the estimates and assumptions it uses are reasonable, various economic factors could cause the results of its goodwill testing to vary significantly.

As further discussed below, due to the economic conditions in the oil and gas commodity markets, current actual operating performance, and revised projected financial performance, we assessed the recoverability of goodwill within the two reporting units within the Pipeline Services operating segment during the three months ended March 25, 2016.

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

The Company performed the first step of the impairment test for the two reporting units within the Pipeline Services operating segment, and in each case determined that the carrying value of the reporting unit exceeded its fair value indicating potential goodwill impairment. The significant change to the assumptions used in the interim impairment test during the three months ended March 25, 2016 compared to the assumptions utilized in the Pipeline Services operating segments initial November 2015 valuation were the projected net service revenue, operating income, and cash flows for each reporting unit tested, which were impacted by the continued market uncertainty in the oil and gas markets and current actual operating performance compared to the originally projected results.

The Company performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the applicable reporting units. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, the Company recorded a preliminary goodwill impairment charge of $24,465 during the three months ended March 25, 2016. In the fourth quarter of fiscal 2016 the Company adjusted its preliminary purchase price allocation and the second step of the goodwill impairment test. These adjustments resulted in a $2,484 reduction of the initial impairment charge to an aggregate $21,981 for the fiscal year ended June 30, 2016.

Significant management judgments are necessary to evaluate the impact of operating and macroeconomic changes. Critical assumptions include projected net service revenue growth, profit margins, general and administrative expenses, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. As of June 30, 2016 the second step of the analysis remains open, as the initial Pipeline Services purchase price allocation remains preliminary. Any future adjustments to the Pipeline Services purchase price allocation could materially impact the final charge for goodwill impairment.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

The changes in the carrying amount of goodwill for fiscal year 2016 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,		June 30,	Impairment	June 30,
Operating Segment	2015	Losses	2015	Additions	2016	Losses	2016
Energy	$28,506	$(14,506)	$14,000	$—	$28,506	$(14,506)	$14,000
Environmental	40,889	(17,865)	23,024	—	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
Pipeline Services	—	—	—	60,294	60,294	(21,981)	38,313
	$76,619	$(39,595)	$37,024	$60,294	$136,913	$(61,576)	$75,337

The changes in the carrying amount of goodwill for fiscal year 2015 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,		June 30,	Impairment	June 30,
Operating Segment	2014	Losses	2014	Additions	2015	Losses	2015
Energy	$27,836	$(14,506)	$13,330	$670	$28,506	$(14,506)	$14,000
Environmental	36,214	(17,865)	18,349	4,675	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
	$71,274	$(39,595)	$31,679	$5,345	$76,619	$(39,595)	$37,024

Identifiable intangible assets as of June 30, 2016 and 2015 were comprised of:

	June 30, 2016			June 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$59,218	$(14,933)	$44,285	$16,618	$(7,740)	$8,878
Contract backlog	900	(525)	375	—	—	—
Technology	1,000	(117)	883	—	—	—
	61,118	(15,575)	45,543	16,618	(7,740)	8,878

With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$61,544	$(15,575)	$45,969	$17,044	$(7,740)	$9,304
Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.
The weighted-average periods of amortization by intangible asset class for those with determinable lives is approximately 7 years for customer relationship assets, 1 year for contract backlog and 5 years for technology. The amortization of intangible assets for fiscal years 2016, 2015 and 2014 was $7,835, $3,502 and $2,868, respectively.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 9. Goodwill and Other Intangible Assets (Continued)

Estimated amortization expense of intangible assets for future periods is as follows:

Fiscal Year	Amount
2017	$10,159
2018	9,183
2019	8,367
2020	7,821
2021	7,274
2022 and thereafter	2,739
Total	$45,543
On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment review as of April 29, 2016. As of the assessment date there was no impairment of the indefinite-lived intangible assets. There were no events or changes in circumstances that would indicate the fair value of indefinite-lived intangible assets was reduced to below its carrying value since the assessment date.

Note 10. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations as of June 30, 2016 and 2015 were comprised of the following:

	2016	2015
Term loan	$72,187	$—
Revolving facility	—	—
Contractor-owned, contractor-operated facility debt	21,344	—
Subordinated debt - note payable	5,146	—
Lease financing obligations	55	105
Capital lease obligations	—	166
Less deferred debt issuance costs	(1,150)	—
	97,582	271
Less current portion	(18,339)	(216)
Long-term debt and capital lease obligations	$79,243	$55

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

On November 30, 2015, the Company entered into a five-year credit agreement (the “New Credit Agreement”) with Citizens Bank, N.A. as lender, LC issuer, administrative agent, sole lead arranger, and sole book runner; BMO Harris Bank, N.A. as lender, LC issuer and syndication agent; KeyBank, N.A. as lender and document agent, and five other banks as lenders . The New Credit Agreement provides the Company with an aggregate borrowing capacity of $175,000, consisting of a $100,000 five-year secured revolving credit facility (“Revolving Facility”) with a sub-limit of $15,000 available for the issuance of letters of credit, as well as a five-year secured $75,000 term loan (“Term Loan”). The New Credit Agreement replaced the Prior Credit Agreement.

The proceeds of the Term Loan, together with cash on hand and proceeds from borrowing under the Revolving Facility, were used to pay the purchase price for Willbros Professional Services and to fund transaction costs incurred in connection with the Willbros Professional Services acquisition. The Revolving Facility will also be available for working capital and general corporate purposes. The Revolving Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. The Company may request an increase in the amount of the New Credit Agreement up to an additional $75,000, which may be through additional term or revolving loans.

Borrowings outstanding under the Revolving Facility will mature on November 30, 2020. The Term Loan amortizes in quarterly installments payable on the last day of each March, June, September, and December, commencing on March 31, 2016 in amounts equal to 1.875% of the term loan made or outstanding, with the balance payable on November 30, 2020 (the "Term Loan Maturity Date.") In addition, the Company is required, subject to certain exceptions, to make payments on the Term Loan: (a) based on a stated percentage of Excess Cash Flow, either 50% or 0% depending on whether the Company's consolidated leverage ratio is above or below 2 times adjusted EBITDA as defined in the New Credit Agreement; (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights; (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the New Credit Agreement; and, (d) in an amount of 100% of net cash proceeds from events of loss subject to certain reinvestment rights. The borrowings under the New Credit Agreement may be reduced, in whole or in part, without premium or penalty.

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

On November 30, 2015 the Company borrowed $102,000 under the New Credit Agreement to partially fund the aforementioned Willbros Professional Services acquisition. The borrowing was comprised of a full borrowing of the $75,000 term loan and a $27,000 borrowing under the Revolving Facility. Borrowings under the Term Loan bear interest at a stated rate of 2.32% and have an effective interest rate of 2.74% at June 30, 2016. As of June 30, 2016 the Company had no borrowings outstanding under the New Credit Agreement's Revolving Facility and $72,187 outstanding under the Term Loan. During fiscal 2016 the Company had borrowings and repayments of $66,000 under the New Credit Agreement's Revolving Facility. Funds available to borrow under the New Credit Agreement, after consideration of the letters of credit outstanding, were $97,221 at June 30, 2016. As of June 30, 2016, the Company was in compliance with all covenants under the New Credit Agreement.

In accounting for the transaction costs incurred in conjunction with the New Credit Agreement, the Company allocated the total costs incurred based on the relative fair values of the Revolving Facility and Term Loan. A total of $1,916 and $1,332 were allocated to the Revolving Facility and Term Loan, respectively.

As of June 30, 2016, the Term Loan consisted of the following:

Current portion of Term Loan	$5,625

Long-term portion of Term Loan	$66,562
Less: Debt issuance costs	(1,150)
Net carrying amount	$65,412

Contractor-Owned, Contractor-Operated facility debt

As of June 30, 2016, the Company recorded approximately $21,344 of debt obligations assumed in the Pipeline Services acquisition, of which $7,551 was current.  A third party finance company had provided financing to Pipeline Services in conjunction with the construction of fueling facilities for the federal government. Upon acceptance of the constructed facilities, the federal government pays Pipeline Services in equal monthly installments over the subsequent five years pursuant to a contract. Therefore, as of June 30, 2016, the Company also recorded approximately $22,435 of receivables which were acquired in the transaction, of which $7,551 was current. These amounts were recorded within other assets and represent the amount due from the federal government for the construction of the fueling facilities.

As of June 30, 2016, the government has provided acceptance on all three of these contracts and final funding has been received on two contracts.
Other Notes Payable
In July 2015, the Company financed $5,632 of insurance premiums payable in eleven equal monthly installments of $517 each, including a finance charge of 1.99%. In December 2015, an additional $891 was financed in conjunction with the Pipeline Services acquisition, resulting in six remaining payments of $667. As of June 30, 2016, the balance outstanding under this agreement was $0.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 10. Long-Term Debt and Capital Lease Obligations (Continued)

In conjunction with the Pipeline Services acquisition, the Company was required to remit a second cash payment of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016. The second cash payment was made in two tranches, with $2,354 paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement.

Capital Lease Obligations
During fiscal years 2013 and 2012, the Company financed $1,160 and $756, respectively, of furniture, office equipment, and computer equipment under capital lease agreements which expired in fiscal years 2015 and 2016. The assets and liabilities under capital lease agreements were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets were amortized over the shorter of their related lease terms or their estimated useful lives. Amortization of assets under capital leases was included in depreciation and amortization in the consolidated statements of operations. The final lease payments were made in the fiscal year ended June 30, 2016, with no future capital lease obligation remaining, and the underlying assets having been fully depreciated.
Future Minimum Long-Term Debt and Capital Lease Obligation Payments

Future minimum long-term debt payments (exclusive of unamortized deferred debt issuance costs) as of June 30, 2016 is as follows:

Fiscal Year	Debt	Lease Financing Obligations	Other Notes Payable	Total
2017	$13,176	$17	$5,146	$18,339
2018	11,359	17	—	11,376
2019	9,342	18	—	9,360
2020	9,437	3	—	9,440
2021	50,217	—	—	50,217
Thereafter	—	—	—	—
	$93,531	$55	$5,146	$98,732

Note 11. Variable Interest Entity
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
CAH
The Company acquired the non-controlling interest in Center Avenue Holdings ("CAH") a limited liability company, in its third fiscal quarter of 2016 for $90. Prior to CAH becoming a wholly owned subsidiary, the Company previously consolidated the operations of CAH as a variable interest entity because it retained the contractual power to direct the activities of CAH which most significantly and directly impacted its economic performance. The activity of CAH was not significant to the overall performance of the Company. Prior to CAH becoming a wholly owned subsidiary, its assets were restricted, from the standpoint of the Company, in that they were not available for the Company's general business use outside the context of CAH.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 11. Variable Interest Entity (Continued)

The following table sets forth the assets and liabilities of CAH included in the condensed consolidated balance sheets of the Company:

June 30, 2015
Current assets:
Restricted investments	$63
Total current assets	63
Property and equipment	—
Other assets	4,344
Total assets	$4,407
Long-term environmental remediation liabilities	21
Total liabilities	$21
Prior to CAH becoming a wholly owned subsidiary, the Company did not generally have an obligation to make additional capital contributions to CAH. However, prior becoming wholly owned, the Company had provided $4,070 of support it was not contractually obligated to provide. The additional support was primarily for debt service payments on a note payable. CAH repaid this loan balance in the amount of $2,448 in full on October 1, 2013.
WBA
Willbros Engineers LLC, which the Company acquired in fiscal 2016, was party to an option and service arrangement with the equity owners of WBA, a limited liability company. WBA is considered a VIE due to the lack of decision-making rights by its equity holders. The Company consolidates the operations of WBA, as it retains the contractual power to direct the activities of WBA which most significantly and directly impact its economic performance. The Company also has the obligation to absorb losses and the right to receive residual returns of WBA. The activity of WBA is not significant to the overall performance of the Company. The assets of WBA are available for the Company's general business use outside the context of WBA. In consolidation, as of June 30, 2016, $306 of cash and cash equivalents, $739 of accounts receivables and $6 of other current liabilities were attributable to WBA
While the Company is currently in the process of winding down the operations of WBA, it has an obligation to fund operating activities not covered by WBA’s available cash and cash flow from operations. During fiscal year 2016, the Company provided $98 of financial support to WBA. The Company does not expect ongoing funding obligations to be material.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 12. Federal and State Income Taxes
The federal and state income tax (provision) benefit for fiscal years 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
Current:
Federal	$(4,967)	$(12,604)	$(4,198)
State	(1,483)	(2,049)	(2,010)
Foreign	(70)	(126)	(22)
Total current	(6,520)	(14,779)	(6,230)

Deferred:
Federal	6,172	3,369	(2,781)
State	957	254	192
Foreign	61	(24)	77
Total deferred	7,190	3,599	(2,512)
Total benefit (provision)	$670	$(11,180)	$(8,742)

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. Temporary differences and carryforwards that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at June 30, 2016 and 2015:

	2016	2015
Deferred income tax assets:
Allowance for doubtful accounts	$3,169	$3,295
Vacation pay accrual	4,827	4,228
Bonus accrual	4,141	5,661
Contract loss reserves	2,189	1,832
Goodwill and intangible asset amortization	6,430	—
Other accruals	4,855	3,468
Loss carryforwards	917	925
Legal reserve	834	1,414
Stock-based compensation expense	2,553	2,886
Total deferred income tax assets	29,915	23,709

Unearned revenue	(893)	(1,333)
Depreciation	(2,075)	(1,421)
Goodwill and intangible asset amortization	—	(1,473)
Revenue recognition on long-term contracts	(670)	(488)
Other long-term liabilities	(38)	(70)
Total deferred income tax liabilities	(3,676)	(4,785)

Net deferred income tax assets	$26,239	$18,924

The Company elected to early adopt ASU 2015-17 in the fourth quarter of fiscal 2016 using the retrospective method and therefore, the Consolidated Balance Sheet as of June 30, 2015 has been retrospectively reclassified. The adoption of ASU 2015-17 therefore resulted in the reclassification of $16,057 net current deferred income tax assets into net long-term deferred income tax assets at June 30, 2015.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 12. Federal and State Income Taxes (Continued)

Based upon an assessment of available positive and negative evidence, the Company concluded its deferred tax assets would more likely than not be realized. As such, a valuation allowance was not established at the period ended June 30, 2016 and June 30, 2015.
As of June 30, 2016, prior to the consideration of the Company's uncertain tax positions, the Company had no federal loss carryforwards and approximately $14,429 of state loss carryforwards expiring at various dates through fiscal year 2035. As of June 30, 2015, prior to the consideration of the Company's uncertain tax positions, the Company had no federal loss carryforwards and approximately $10,318 of state loss carryforwards expiring at various dates through fiscal year 2034.
The Company has a tax benefit of $3,965 related to excess tax benefits from stock compensation. Pursuant to ASC Topic 718, a benefit of $1,357 was recorded to additional paid in capital as it reduced income taxes payable in the current year. In addition, a tax deficiency of $178 related to the expiration of vested stock options was recorded to decrease additional paid in capital as it reduced deferred tax assets.
A reconciliation of the U.S. federal statutory income tax rate to the Company's consolidated effective income tax rate for the fiscal years ended June 30, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax	$(220)	35.0%	$10,708	35.0%	$7,278	35.0%
State income taxes, net of federal benefit	396	(63.0)	1,123	3.7	1,066	5.1
Foreign income taxes	(26)	4.2	93	0.3	(50)	(0.2)
Recognition of uncertain tax positions	319	(50.7)	220	0.7	(24)	(0.1)
Federal R&D	(1,237)	196.7	(1,009)	(3.3)	(45)	(0.2)
Domestic production activities deduction	(569)	90.4	—	—	—	—
Non-deductible expenses	667	(106.1)	45	0.1	517	2.4
Effective income tax	$(670)	106.5%	$11,180	36.5%	$8,742	42.0%

The following represents a summary of the Company's uncertain tax positions:

	2016	2015	2014
Unrecognized tax benefits, beginning of year	$1,450	$1,432	$1,131
Increases (decreases) for tax positions related to prior years	63	99	(130)
Increases (decreases) for tax positions taken during the year	409	(81)	431
Unrecognized tax benefits, end of year	$1,922	$1,450	$1,432
ASC Topic 740, Income Taxes, requires a company to show the liability associated with the unrecognized tax benefit on a gross basis. As such, the ending balance of the unrecognized tax benefits will not agree to the liability recorded on the consolidated balance sheets.
As of June 30, 2016, the total amount of gross unrecognized tax benefits was $1,922, of which $872 if recognized, would impact the Company's effective tax rate. As of June 30, 2015, the total amount of gross unrecognized tax benefits was $1,450, of which $618 if recognized, would impact the Company's effective tax rate.
The Company does not expect significant changes in the unrecognized tax benefit balance in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The total amount of interest and penalties recognized in the consolidated statements of operations was an expense of $85 and $89 for fiscal years 2016 and 2015, respectively. As of June 30, 2016 and 2015, the total accrued interest and penalties recognized on the consolidated balance sheets are $281 and $197, respectively.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 12. Federal and State Income Taxes (Continued)

The Company is subject to U.S. Federal Income Tax as well as income tax of certain state and foreign jurisdictions. The periods from June 30, 2013 to June 30, 2015 remain open to examination by the U.S. Internal Revenue Service and state authorities. In addition, for state purposes, the tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.
The Company is currently under Federal tax audit for the tax year ending June 30, 2014. No adjustments were proposed as of June 30, 2016.

Note 13. Lease Commitments
The Company had commitments as of June 30, 2016 under non-cancellable operating leases for office facilities and equipment. The Company recognizes escalating rental payments on a straight-line basis over the terms of the related leases in order to provide level recognition of rental expense in accordance with ASC Subtopic 840-20, Operating Leases. Such rental expense in excess of the cash paid is recognized as deferred rent as of June 30, 2016. Rental expense, net of sublease income, charged to operations in fiscal years 2016, 2015 and 2014 was $20,336, $16,019 and $14,864, (including rent expense associated with related party lease agreements of $1,181, $1,151 and $1,275) respectively. Also included in fiscal year 2016 rent expense is $2,199 relating to restructuring lease expense.
Minimum operating lease obligations payable in future fiscal years are as follows:

2017	$18,699
2018	15,902
2019	13,306
2020	10,909
2021	8,051
2022 and thereafter	13,637
$80,504
Included in future minimum lease payments are non-cancellable payments due to related parties of $874 in 2017, $843 in 2018, $843 in 2019, $397 in 2020 and $0 thereafter.

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
The Restated Plan:  Pursuant to amendments approved by the Company's shareholders on July 20, 2009, shares available or that become available for grant under the Restated Plan are available for grant under the 2007 Plan, and no new grants will be made under the Restated Plan. As such, there were no shares available for grants under the Restated Plan as of June 30, 2016.
The 2007 Plan:  The 2007 Plan was originally approved by the Company's shareholders in May 2007 and amended and restated as of July 20, 2009 and further amended as of December 4, 2012 and December 3, 2014. As of June 30, 2016, the Company had

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

reserved a total of 6,500 shares of common stock for issuance under the 2007 Plan. In addition, any shares subject to outstanding awards that expire unexercised or any shares that are forfeited under the Restated Plan (for tax withholding or otherwise) will be available for reissuance under the 2007 Plan, which amount was 2,327 in total through fiscal year 2016. The Company may generally grant six types of awards under the 2007 Plan: restricted stock awards and restricted stock units, stock options (including both incentive stock options, within the meaning of Section 422 of the Internal Revenue Code and non-qualified options), phantom stock, stock bonus awards, other awards (including stock appreciation rights) and performance based awards. In addition, the Compensation Committee of the Board of Directors may, in its discretion, make other awards. The 2007 Plan provides that the exercise price for each stock option shall not be less than the fair market value (or par value) of the common stock of the Company at the time the stock option is granted. The maximum number of shares of common stock that may be the subject of awards to a participant in any Company tax year is 600. Stock options granted under the 2007 Plan generally vest ratably over four years and expire seven years from the date of grant. As of June 30, 2016, 2,772 shares remained available for grants under the 2007 Plan.
Stock-Based Compensation
The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. During fiscal years 2016, 2015 and 2014, the Company recognized stock-based compensation expense in cost of services and general and administrative expenses within the consolidated statements of operations as follows:

	2016	2015	2014
Cost of services	$2,926	$2,461	$2,137
General and administrative expenses	2,628	2,688	2,521
Total stock-based compensation expense	$5,554	$5,149	$4,658
The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as financing activities in the consolidated statements of cash flows. This reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $1,357, $155 and $3,115 in fiscal year 2016, 2015 and 2014, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the additional paid-in capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

Stock Options
A summary of stock option activity for fiscal years ended 2016, 2015 and 2014 under the Plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options as of June 30, 2013 (695 exercisable)	707	$9.69
Options exercised	(17)	4.29
Options forfeited	(1)	6.03
Options expired	(35)	13.58
Outstanding options as of June 30, 2014 (649 exercisable)	654	9.62
Options exercised	(77)	4.82
Options forfeited	—	—
Options expired	(362)	11.32
Outstanding options as of June 30, 2015 (214 exercisable)	215	8.46
Options exercised	(34)	6.41
Options expired	(96)	9.34
Outstanding options as of June 30, 2016	85	$8.28	0.8	$29
Options exercisable as of June 30, 2016	85	$8.28	0.8	$29
Options vested and expected to vest as of June 30, 2016	85	$8.28	0.8	$29
The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of June 30, 2016 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $6.32 as of June 30, 2016. The total intrinsic value of options exercised in fiscal year 2016, 2015 and 2014 were $136, $248 and $43, respectively. The total proceeds received from option exercises was $221, $369 and $71 in fiscal years 2016, 2015 and 2014, respectively.
As of June 30, 2016, there was no unrecognized compensation expense related to unvested stock option grants under the Plans.
The following table summarizes additional information about stock options outstanding as of June 30, 2016:

	Options Outstanding			Options Exercisable			Options Vested and Expected to Vest
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
$ 3.52 - $ 6.03	14	$4.14	2.0	14	$4.14	2.0	14	$4.14	2.0
9.01 - 9.80	71	9.07	0.5	71	9.07	0.5	71	9.07	0.5
$ 3.52 - $9.80	85	$8.28	0.8	85	$8.28	0.8	85	$8.28	0.8

Restricted Stock Awards
Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were 2, 6 and 11 non-vested RSA's as of June 30, 2016, 2015 and 2014, respectively. There were no RSA's granted during fiscal years 2016, 2015, and 2014. The total fair value of RSA's vested during fiscal years 2016, 2015 and 2014 was $43, $33 and $39, respectively.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 14. Equity (Continued)

As of June 30, 2016, there was $4 of total unrecognized compensation expense related to unvested RSA's, and this expense is expected to be recognized over a weighted-average period of 0.3 years.
Restricted Stock Units
Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.
A summary of non-vested RSU activity for fiscal years 2016, 2015 and 2014 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units as of June 30, 2013	1,306	$4.87
Units granted	343	7.76
Units vested	(626)	4.51
Units forfeited	(16)	6.13
Non-vested units as of June 30, 2014	1,007	6.06
Units granted	420	6.99
Units vested	(524)	5.32
Units forfeited	(13)	6.97
Non-vested units as of June 30, 2015	890	6.92
Units granted	474	9.25
Units vested	(445)	6.69
Units forfeited	(15)	7.91
Non-vested units as of June 30, 2016	904	$8.24
RSU grants totaled 474, 420, and 343 shares at a weighted-average grant date fair value of $4,381, $2,935 and $2,661 during fiscal years 2016, 2015 and 2014, respectively. The total fair value of RSU's vesting during fiscal years 2016, 2015 and 2014, was $4,268, $3,135 and $4,618, respectively.
As of June 30, 2016, there was $5,681 of total unrecognized compensation expense related to unvested RSU's, and this expense is expected to be recognized over a weighted-average period of 2.7 years.
Effective July 1, 2011, the Company entered into a Third Amended and Restated Employment Agreement (the "Employment Agreement") with Christopher P. Vincze, pursuant to which Mr. Vincze will remain in his current position as Chairman of the Board of Directors and Chief Executive Officer of the Company. In connection with the Employment Agreement, 300 RSU's were granted on July 1, 2011 (the "2012 Award") and 300 RSU's were granted on July 1, 2012 (the "2013 Award"), all of which were deemed effective July 1, 2011 for compensation expense recognition. Forty percent of the shares of common stock subject to the RSU's contain time-based vesting restrictions and the remaining sixty percent were subject to performance-based vesting restrictions. The time-based vesting component of the 2012 Award vested in equal one-fourth increments on July 1 of 2012, 2013, 2014, and 2015; and the time-based vesting component of the 2013 Award vested in equal one-third increments on July 1 of 2013, 2014, and 2015. The performance-based vesting components of both RSU's would vest in their entirety based on earnings per share ("EPS") for the Company's fiscal year ended June 30, 2014 (or an earlier trailing four-quarter period) (the "FY 2014 Target"). The Compensation Committee of the Company's Board of Directors determined that as of June 30, 2012 the performance condition of the 2012 and 2013 Awards had been achieved based on fiscal year 2012 financial performance, and therefore the performance vesting components of the 2012 Award and the 2013 Award vested on June 30, 2012 and July 1, 2012, respectively. Compensation expense of $2,347 was recorded relating to these awards during fiscal year 2012.
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
The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. As of June 30, 2016, the performance condition of the PSU's granted during fiscal year 2016, as determined by the Compensation Committee of the Company's Board of Directors, had been achieved at 55% of target value. Compensation expense relating to PSU's of $2,694 was recorded during fiscal year 2016.
PSU grants totaled 328, 433 and 355 shares with a weighted-average grant date fair value of $3,697, $2,986 and $2,827 during fiscal years 2016, 2015 and 2014, respectively. The total fair value of PSU's vested during fiscal years 2016, 2015 and 2014, was $4,097, $2,027 and $2,299, respectively.
As of June 30, 2016, there was $5,054 of total unrecognized compensation expense related to non-vested PSU's, and this expense is expected to be recognized over a weighted-average period of 2.1 years.
A summary of non-vested PSU activity for fiscal years 2016, 2015 and 2014 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2013	853	—	853	$5.18
Units granted	355	34	389	$7.96
Units vested	(278)	(34)	(312)	$4.17
Units forfeited	(51)	—	(51)	$7.15
Non-vested units as of June 30, 2014	879	—	879	$6.50
Units granted	433	32	465	$6.90
Units vested	(342)	(32)	(374)	$5.17
Units forfeited	(38)	—	(38)	$7.37
Non-vested units as of June 30, 2015	932	—	932	$7.10
Units granted	328	86	414	$11.28
Units vested	(322)	(86)	(408)	$6.54
Units forfeited	(43)	—	(43)	$7.54
Non-vested units as of June 30, 2016	895	—	895	$8.74

(1)	Represents the adjusted number of PSU's issued based on the final performance condition achieved at the end of the performance period.
Directors' Deferred Compensation
In fiscal year 2016, each non-employee director of the Company received an annual retainer of $50 payable at each director's election in cash or common stock subject to deferral under the Directors' Deferred Compensation Plan. The Company issued 9, 7 and 6 shares of common stock in fiscal years 2016, 2015 and 2014, respectively, to its non-employee directors under the Directors' Deferred Compensation Plan. The Company recognized $88, $50, and $45 in expense based on the fair value of the shares issued in fiscal years 2016, 2015 and 2014, respectively.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Operating Segments (Continued)

Note 15. Operating Segments
In connection with the acquisition of Pipeline Services, the Company's reportable segments increased from three to four to reflect how the Company currently manages its business. The Company manages its business under the following four operating segments:

Energy: The Energy operating segment provides services to a range of clients including energy companies, power utilities, other commercial entities, and state and federal government entities. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.

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

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity, and the rehabilitation of overburdened and deteriorating infrastructure systems. The Company's client base is predominantly state and municipal governments as well as select commercial developers. In addition, the Company provides infrastructure services on projects originating in its Energy and Environmental operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessments, design and construction management.

Pipeline Services: The Pipeline Services operating segment provides pipeline and facilities engineering, EPC/EPCM, field services and integrity services to the oil and gas transmission and midstream markets as well as at government facilities. The Company specializes in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, and field gathering and production facilities. The Company's expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. The Company also provides project management, engineering and material procurement services to the refining industry and government agencies, including mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. The Company provides full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services. The Company is partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.

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
The following tables present summarized financial information for the Company's operating segments (as of and for the periods noted below).

	Energy	Environmental	Infrastructure	Pipeline Services	Total
Year ended June 30, 2016:
Gross revenue	$182,586	$289,564	$83,430	$60,712	$616,292
Net service revenue	150,636	206,126	57,218	48,379	462,359
Segment profit (loss)	33,666	41,669	12,048	(7,476)	79,907
Acquisition and integration expenses	—	—	—	3,444	3,444
Depreciation	1,916	2,463	470	1,229	6,078
Amortization	1,116	1,224	—	4,823	7,163

Year ended June 30, 2015:
Gross revenue	$168,564	$303,126	$70,242	$—	$541,932
Net service revenue	145,690	209,792	49,110	—	404,592
Segment profit (loss)	32,124	44,071	9,193	—	85,388
Acquisition and integration expenses	—	—	—	—	—
Depreciation	1,938	2,296	417	—	4,651
Amortization	1,204	1,401	—	—	2,605

Year ended June 30, 2014:
Gross revenue	$160,651	$245,944	$63,251	$—	$469,846
Net service revenue	132,795	170,506	46,975	—	350,276
Segment profit (loss)	26,468	35,324	8,754	—	70,546
Acquisition and integration expenses	—	—	—	—	—
Depreciation	1,844	2,243	426	—	4,513
Amortization	1,409	460	—		1,869

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 15. Operating Segments (Continued)

	Years Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Gross revenue
Gross revenue from reportable operating segments	$616,292	$541,932	$469,846
Reconciling items(1)	4,572	4,185	5,831
Total consolidated gross revenue	$620,864	$546,117	$475,677

Net service revenue
Net service revenue from reportable operating segments	$462,359	$404,592	$350,276
Reconciling items(1)	2,770	3,426	4,680
Total consolidated net service revenue	$465,129	$408,018	$354,956

Income from operations before taxes
Segment profit from reportable operating segments	$79,907	$85,388	$70,546
Corporate shared services(2)	(46,431)	(47,469)	(42,549)
Goodwill impairments	(21,981)	—	—
Stock-based compensation expense	(5,554)	(5,149)	(4,658)
Unallocated acquisition and integration expenses	(3,127)	—	—
Unallocated depreciation and amortization	(1,484)	(2,060)	(2,418)
Interest income	840	—	—
Interest expense	(2,707)	(134)	(169)
Total consolidated (loss) income from operations before taxes	$(537)	$30,576	$20,752

Acquisition and integration expenses
Acquisition and integration expenses from reportable operating segments	$3,444	$—	$—
Unallocated acquisition and integration expenses	3,127	—	—
Total consolidated acquisition and integration expenses	$6,571	$—	$—

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$13,241	$7,256	$6,382
Unallocated depreciation and amortization	1,484	2,060	2,418
Total consolidated depreciation and amortization	$14,725	$9,316	$8,800
_________________________________________________

(1) Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2) Corporate shared services consists of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company's four operating segments.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data

Note 16. Change in Estimate
In October 2013, the regulatory agency charged with oversight of one of the Company’s Exit Strategy projects issued a letter requiring the Company to evaluate modifications to its current site remedy. While it was premature to predict the outcome of this evaluation, the Company’s best estimate of such modifications was $12,439. As a result, the Company updated its estimate to complete for this project during the three months ended September 27, 2013. This adjustment resulted in a reduction of gross revenue and NSR of $5,093 and a $7,346 charge to cost of services as a provision for future losses during the fiscal year ended June 30, 2014. Because these additional costs are covered by insurance, the Company also recorded an insurance recoverable of $12,439 during the fiscal year ended June 30, 2014. Therefore, this change in estimate had no impact on operating income or EPS.
In February 2014, the regulatory agency charged with oversight of another one of the Company’s Exit Strategy projects requested the addition of a significant alternative remedy with respect to a supplemental feasibility study. While the Company cannot predict which alternative will ultimately be chosen by the regulatory agency, the Company’s best estimate of potential modifications was $4,877. As a result, the Company updated its estimate to complete for this project during the three months ended March 28, 2014. There were no other significant changes to the estimate to complete for this project since that time. This adjustment resulted in a reduction of gross revenue and NSR of $1,855 and a $3,022 charge to cost of services as a provision for future losses during the fiscal year ended June 30, 2014. Because these additional costs were expected to be covered by insurance, the Company also recorded an insurance recoverable of $4,877 during the fiscal year ended June 30, 2014. Therefore, this change in estimate had no impact on operating income or EPS.
In June 2016, the Company submitted a feasibility study report to the regulatory agency with oversight of one of the Company’s Exit Strategy projects which evaluated various modifications including the installation of an extensive barrier wall system.  While the Company is still awaiting final approval from the regulatory agency as to the selected remedy, the Company’s best estimate of the cost of installing and implementing this modified remedy, if selected, is an additional $12,927.    As a result, the Company updated its estimate to complete for this project during the three months that ended June 30, 2016.   This adjustment resulted in a reduction of gross revenue and NSR of $3,330 and a $9,597 charge to cost of services as a provision for future losses during the fiscal year ended June 30, 2016. Because these additional costs are all covered by insurance, the Company also recorded a corresponding insurance recoverable of $12,927 during the fiscal year ended June 30, 2016. Therefore, this change in estimate had no impact on operating income or EPS.

During the course of fiscal 2016, the Company realized unexpected cost increases on another of its Exit Strategy projects related to inclement weather, significant rainfall and localized flooding that resulted in significant remedial construction delays and productivity losses.  The cumulative effect of these delays was a $3,983 increase to the estimate at completion for the project. Because a portion of the additional costs are covered by insurance, the Company also recorded an insurance recoverable of $957 during the fiscal year ended June 30, 2016. Therefore, this change in estimate decreased 2016 operating income and EPS by $3,026 and $0.06, respectively.

Note 17. Commitments and Contingencies
Exit Strategy Contracts
The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's consolidated financial statements. With respect to these projects, there is a wide range of potential

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 17. Commitments and Contingencies (Continued)

outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $25,500, of which $4,400 would be covered by insurance.
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
The Company records actual or potential litigation-related losses in accordance with ASC Topic 450. As of June 30, 2016 and June 30, 2015, the Company had recorded accrued liabilities of $4,869 and $4,479, respectively. The Company also has insurance recovery receivables related to the aforementioned litigation-related liabilities of $2,661 and $1,918 as of June 30, 2016 and June 30, 2015, respectively.

TRC COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In thousands, except per share data
Note 17. Commitments and Contingencies (Continued)

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation related liabilities could increase by as much as $14,700, of which $5,400 would be covered by insurance.
The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.
Related Party Transactions
In the normal course of business, we enter into transactions from time to time with related parties. Our significant related party transactions typically take the form of facility leases with prior owners of certain acquired companies, see Note 13 "Lease Commitments."
In addition, during the fourth quarter of fiscal 2016, the Company entered into a consulting agreement with a member of its Board of Directors to provide business development support for an $8.5 monthly retainer fee to be paid for a period of 12 months. Total aggregate compensation would be $102, plus reimbursement of incurred business expenses.
Note 18. Quarterly Financial Information (Unaudited)
Management believes the following unaudited quarterly financial information for fiscal years 2016 and 2015, which is derived from the Company's unaudited interim financial statements, reflects all adjustments necessary for a fair statement of results of operations.

Year Ended June 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$135,459	$157,743	$158,130	$169,532
Net service revenue	100,163	111,382	121,253	132,331
Operating income (loss)	7,673	6,698	(23,302)	10,261
Income (loss) from operations before taxes	7,645	6,374	(24,186)	9,630
Net income (loss)	4,488	3,935	(14,232)	5,942
Net income (loss) applicable to TRC Companies, Inc.	4,492	3,937	(14,297)	5,909
Basic earnings (loss) per common share	$0.15	$0.13	$(0.46)	$0.19
Diluted earnings (loss) per common share	$0.14	$0.13	$(0.46)	$0.19
_________________________________

Year Ended June 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenue	$123,025	$143,228	$130,777	$149,087
Net service revenue	92,619	99,838	100,994	114,567
Operating income	5,992	6,866	7,149	10,703
Income from operations before taxes	5,961	6,845	7,076	10,694
Net income	3,481	3,997	5,160	6,758
Net income applicable to TRC Companies, Inc.	3,485	4,002	5,165	6,763
Basic earnings per common share	$0.12	$0.13	$0.17	$0.22
Diluted earnings per common share	$0.11	$0.13	$0.17	$0.22
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
The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

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
Based on their evaluation, the Company's management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2016.
Management's evaluation excluded Pipeline Services which was acquired on November 30, 2015. At June 30, 2016 Pipeline Services had $50.3 million of total assets. For the year ended June 30, 2016, the Company's consolidated statement of operations included total gross revenue associated with Pipeline Services of $60.7 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of June 30, 2016, which is included below in this Item 9A of this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TRC Companies, Inc.
Windsor, Connecticut

We have audited the internal control over financial reporting of TRC Companies, Inc. and subsidiaries (the "Company") as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at its Pipeline Services segment, which was acquired on November 30, 2016 and whose financial statements constitute 10.5% of total assets and 9.8% of revenues, of the consolidated financial statement amounts as of and for the year ended June 30, 2016. Accordingly, our audit did not include the internal control over financial reporting at the Pipeline Services segment. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2016 of the Company and our report dated August 31, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
August 31, 2016

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers
The following table presents the name and age of each of the Company's executive officers as of June 30, 2016, their present positions with the Company and date of appointment thereto, and other positions held during the past five years, including positions held with other companies and with subsidiaries of the Company:

Name and Age		Present Position and Date of Appointment	Other Positions Held During Last Five Years
Christopher P. Vincze	54	Chairman of the Board, President and Chief Executive Officer (January 2006)
Thomas W. Bennet, Jr.	56	Senior Vice President and Chief Financial Officer (June 2008)
John W. Cowdery	57	Senior Vice President and Environmental Sector Lead (April 2013)	President, Callard & Cowdery (2010 - 2013); Senior Vice President, Environment, Planning & Infrastructure ICF International (2008 - 2010)
Martin H. Dodd	62	Senior Vice President, General Counsel and Secretary (February 1997)
James Mayer	64	Senior Vice President and Energy Sector Lead (November 2009)	Senior Vice President Power Delivery
Other information required by this item will be contained under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Meetings and Committees" in the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders to be held November 17, 2016, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
Information required by this item will be contained under the captions "Compensation of Executive Officers" and "Director Compensation" in the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders to be held November 17, 2016, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained under the captions "Principal Shareholders", "Stock Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders to be held November 17, 2016, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders to be held November 17, 2016, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information required by this item will be contained under the caption "Appointment of Independent Auditors" in the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders to be held November 17, 2016, and such information is incorporated herein by reference.
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

10.15
Credit Agreement, dated as of November 30, 2015, by and among TRC Companies, Inc., certain of its subsidiaries and Citizens Bank N.A, incorporated by reference to the Company's Form 8-K filed on December 4, 2015.

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

TRC COMPANIES, INC.
Dated:	August 31, 2016	By:	/s/ CHRISTOPHER P. VINCZE
Christopher P. Vincze Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER P. VINCZE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 31, 2016
Christopher P. Vincze

/s/ JOHN A. CARRIG	Director	August 31, 2016
John A. Carrig

/s/ F. THOMAS CASEY	Director	August 31, 2016
F. Thomas Casey

/s/ STEPHEN M. DUFF	Director	August 31, 2016
Stephen M. Duff

/s/ RICHARD H. GROGAN	Director	August 31, 2016
Richard H. Grogan

/s/ STEPHANIE C. HILDEBRANDT	Director	August 31, 2016
Stephanie C. Hildebrandt

/s/ KATHLEEN M. SHANAHAN	Director	August 31, 2016
Kathleen M. Shanahan

/s/ B. KEITH TRENT	Director	August 31, 2016
B. Keith Trent

/s/ DENNIS E. WELCH	Director	August 31, 2016
Dennis E. Welch

/s/ THOMAS W. BENNET, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 31, 2016
Thomas W. Bennet, Jr.

TRC Companies, Inc.
Form 10-K Exhibit Index
Fiscal Year Ended June 30, 2016

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