Form 10-Q
period 2016-09-30
TRC COMPANIES INC /DE/
filed 2016-11-03
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On October 17, 2016 there were 31,390,002 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2016	September 25, 2015
Gross revenue	$180,851	$135,459
Less subcontractor costs and other direct reimbursable charges	56,546	35,296
Net service revenue	124,305	100,163
Interest income from contractual arrangements	34	15
Insurance recoverables and other income	637	742
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	103,676	82,984
General and administrative expenses	10,839	7,121
Acquisition and integration expenses	—	878
Depreciation	1,788	1,424
Amortization	2,716	840
Total operating costs and expenses	119,019	93,247
Operating income	5,957	7,673
Interest income	278	—
Interest expense	(845)	(28)
Income from operations before taxes	5,390	7,645
Income tax provision	(1,731)	(3,157)
Net income	3,659	4,488
Net (income) loss applicable to noncontrolling interest	(20)	4
Net income applicable to TRC Companies, Inc.	$3,639	$4,492

Basic earnings per common share	$0.12	$0.15
Diluted earnings per common share	$0.12	$0.14

Weighted-average common shares outstanding:
Basic	31,149	30,635
Diluted	31,601	31,318

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	September 30, 2016	September 25, 2015
Net income	$3,659	$4,488
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(44)	(12)
Tax effect on unrealized (loss) gain on available-for-sale securities	17	5
Reclassification for loss (gain) on available-for-sale securities included in net income	—	25
Tax effect on realized (gain) loss on available-for-sale securities	—	(10)
Total other comprehensive (loss) income	(27)	8
Comprehensive income	3,632	4,496
Comprehensive (income) loss attributable to noncontrolling interests	(20)	4
Comprehensive income attributable to TRC Companies, Inc.	$3,612	$4,500

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,681	$18,804
Restricted cash	60	71
Accounts receivable, less allowance for doubtful accounts	168,466	149,280
Insurance recoverable - environmental remediation	50,086	49,934
Restricted investments	5,473	5,959
Income taxes refundable	—	75
Prepaid expenses and other current assets	21,917	24,122
Total current assets	258,683	248,245
Property and equipment	75,193	74,053
Less accumulated depreciation and amortization	(52,922)	(51,593)
Property and equipment, net	22,271	22,460
Goodwill	75,337	75,337
Intangible assets, net	43,253	45,969
Deferred income tax assets	25,851	26,239
Long-term restricted investments	18,150	18,420
Long-term prepaid insurance	22,896	23,425
Other assets	16,575	18,383
Total assets	$483,016	$478,478
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15,497	$18,339
Accounts payable	39,210	29,311
Accrued compensation and benefits	47,733	48,485
Deferred revenue	13,880	15,363
Environmental remediation liabilities	8,646	8,654
Income taxes payable	902	265
Other accrued liabilities	57,541	58,026
Total current liabilities	183,409	178,443
Non-current liabilities:
Long-term debt, net of current portion	77,253	79,243
Long-term income taxes payable	903	2,204
Deferred revenue	63,933	65,340
Environmental remediation liabilities	408	433
Total liabilities	325,906	325,663
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 31,258,090 and 31,254,608 shares issued and outstanding, respectively, at September 30, 2016, and 31,087,084 and 31,083,602 shares issued and outstanding, respectively, at June 30, 2016	3,126	3,109
Additional paid-in capital	195,802	195,156
Accumulated deficit	(42,259)	(45,898)
Accumulated other comprehensive loss	(98)	(71)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	156,538	152,263
Noncontrolling interest	572	552
Total equity	157,110	152,815
Total liabilities and equity	$483,016	$478,478

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 30, 2016	September 25, 2015
Cash flows from operating activities:
Net income	$3,659	$4,488
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash items:
Depreciation and amortization	4,504	2,264
Amortization of debt issuance costs	180	—
Stock-based compensation expense	1,457	1,269
Provision for doubtful accounts	616	—
Deferred income taxes	380	(181)
Other non-cash items	(342)	594
Changes in operating assets and liabilities:
Accounts receivable	(19,660)	3,205
Insurance recoverable - environmental remediation	(152)	8
Income taxes	(589)	(1,514)
Restricted investments	224	252
Prepaid expenses and other current assets	(1,158)	(3,852)
Long-term prepaid insurance	529	563
Other assets	1,705	168
Accounts payable	9,884	(444)
Accrued compensation and benefits	(1,560)	7,909
Deferred revenue	(2,890)	334
Environmental remediation liabilities	(33)	(22)
Other accrued liabilities	60	(653)
Net cash (used in) provided by operating activities	(3,186)	14,388
Cash flows from investing activities:
Additions to property and equipment	(1,625)	(2,039)
Withdrawals from restricted investments	512	66
Proceeds from sale of fixed assets	123	11
Net cash used in investing activities	(990)	(1,962)
Cash flows from financing activities:
Payments on long-term debt and other	(8,363)	(1,016)
Payments on capital lease obligations	—	(74)
Proceeds from long-term debt and other	4,865	5,632
Repayments of term loan debt	(1,406)	—
Net working capital and additional cash payments on acquisitions	2,957	(359)
Shares repurchased to settle tax withholding obligations	—	(1,527)
Excess tax benefit from stock-based awards	—	740
Proceeds from exercise of stock options	—	31
Net cash (used in) provided by financing activities	(1,947)	3,427
(Decrease) increase in cash and cash equivalents	(6,123)	15,853
Cash and cash equivalents, beginning of period	18,804	37,296
Cash and cash equivalents, end of period	$12,681	$53,149

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2015	30,486	$3,049	$191,321	$(45,939)	$(88)	3	$(33)	$148,310	$(395)	$147,915

Net income	—	—	—	4,492	—	—	—	4,492	(4)	4,488
Other comprehensive income	—	—	—	—	8	—	—	8	—	8
Exercise of stock options	11	1	30	—	—	—	—	31	—	31
Stock-based compensation	526	52	1,217	—	—	—	—	1,269	—	1,269
Shares repurchased to settle tax withholding obligations	(189)	(19)	(1,778)	—	—	—	—	(1,797)	—	(1,797)
Directors' deferred compensation	1	—	12	—	—	—	—	12	—	12
Stock-based compensation income tax benefits	—	—	734	—	—	—	—	734	—	734
Balances as of September 25, 2015	30,835	$3,083	$191,536	$(41,447)	$(80)	3	$(33)	$153,059	$(399)	$152,660

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2016	31,087	$3,109	$195,156	$(45,898)	$(71)	3	$(33)	$152,263	$552	$152,815

Net income	—	—	—	3,639	—	—	—	3,639	20	3,659
Other comprehensive loss	—	—	—	—	(27)	—	—	(27)	—	(27)
Stock-based compensation	275	28	1,429	—	—	—	—	1,457	—	1,457
Shares repurchased to settle tax withholding obligations	(108)	(11)	(808)	—	—	—	—	(819)	—	(819)
Directors' deferred compensation	4	—	25	—	—	—	—	25	—	25
Balances as of September 30, 2016	31,258	$3,126	$195,802	$(42,259)	$(98)	3	$(33)	$156,538	$572	$157,110

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)

Note 1. Company Background and Basis of Presentation
TRC Companies, Inc., through its subsidiaries (collectively, the "Company"), provides integrated engineering, consulting, and construction management services. Its project teams help its commercial and governmental clients implement environmental, power, infrastructure and oil and gas related projects from initial concept to delivery and operation. The Company provides its services almost entirely in the United States of America.
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to those rules and regulations, but the Company's management believes that the disclosures included herein are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Note 2. New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies employee share-based payment accounting. This standard simplifies the income tax consequences, accounting for forfeitures and classification on the statement of cash flows. The standard requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. The standard also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, entities will be allowed to withhold an amount up to the employees’ maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard effective for its first quarter of fiscal 2017. The impact of the early adoption resulted in the following:

•
The Company recorded a tax deficiency of $6 within income tax expense for the three months ended September 30, 2016 related to the tax shortfall on share based awards. Prior to adoption this amount would have been recorded as a decrease of capital in excess of par value. This change could create volatility in the Company's effective tax rate.

•
The Company no longer reflects the cash received from the excess tax benefit within cash flows from financing activities but instead now reflects this benefit within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted.

•	The Company elected not to change its policy on accounting for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered.

•	The Company’s statutory withholding requirements have been updated to allow withholding up to the Company's maximum statutory withholding requirements in relevant jurisdictions.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended September 30, 2016. This increased diluted weighted average common shares outstanding by less than 24 shares for the period.

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
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB further clarified the implementation guidance on principal versus agent considerations. The new standard will be effective for the Company's fiscal year beginning July 1, 2018. Early adoption is permitted under this standard for annual periods beginning after December 15, 2016, and it is to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the standard will have on its condensed consolidated financial statements.

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

The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of September 30, 2016 and June 30, 2016:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2016

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$72	$—	$—	$72
Certificates of deposit	—	106	—	106
Municipal bonds	—	543	—	543
Corporate bonds	—	344	—	344
U.S. Government bonds	—	218	—	218
U.S. Treasury Notes	1,995	—	—	1,995
Money market accounts and cash deposits	6,399	—	—	6,399
Total assets	$8,466	$1,211	$—	$9,677

Contingent consideration	$—	$—	$90	$90
Total liabilities	$—	$—	$90	$90
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$71	$—	$—	$71
Certificates of deposit	—	107	—	107
Municipal bonds	—	547	—	547
Corporate bonds	—	439	—	439
U.S. Government bonds	—	219	—	219
U.S. Treasury Notes	2,009	—	—	2,009
Money market accounts and cash deposits	6,476	—	—	6,476
Total assets	$8,556	$1,312	$—	$9,868

Contingent consideration	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of September 30, 2016 and June 30, 2016 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: Level 2 of the fair value hierarchy.  At September 30, 2016 and June 30, 2016 the fair value of the Company's debt was not materially different than its carrying value.

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

Contingent consideration balance at July 1, 2016	$233
Decrease of liability related to re-measurement of fair value	(143)
Contingent consideration balance at September 30, 2016	$90

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

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of September 30, 2016, 1,915 shares remained available for grants under the 2007 Plan.

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

During the three months ended September 30, 2016 and September 25, 2015, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended
	September 30, 2016	September 25, 2015
Cost of services	$707	$647
General and administrative expenses	750	622
Total stock-based compensation expense	$1,457	$1,269

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the three months ended September 30, 2016 and September 25, 2015.

A summary of stock option activity for the three months ended September 30, 2016 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2016 (85 exercisable)	85	$8.28
Options expired	(1)	$9.80
Outstanding options as of September 30, 2016	84	$8.26	0.5	$61
Options exercisable as of September 30, 2016	84	$8.26	0.5	$61
Options vested and expected to vest as of September 30, 2016	84	$8.26	0.5	$61

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of September 30, 2016 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $8.67 as of September 30, 2016. The total intrinsic value of options exercised for the three months ended September 30, 2016 and September 25, 2015 was $0 and $87, respectively. The total proceeds received from option exercises for the three months ended September 30, 2016 and September 25, 2015 was $0 and $31, respectively.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date.

There was 1 non-vested RSA as of September 30, 2016. There were no RSA's granted during the three months ended September 30, 2016. As of September 30, 2016, there was $1 of total unrecognized compensation expense related to unvested RSA's under the Plans, and this expense is expected to be recognized over a weighted-average period of 0.2 years.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the three months ended September 30, 2016 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2016	904	$8.24
Units granted	517	$6.17
Units vested	(132)	$7.85
Units forfeited	(23)	$10.71
Non-vested units as of September 30, 2016	1,266	$7.34

RSU grants totaled 517 shares with a total weighted-average grant date fair value of $3,188 during the three months ended September 30, 2016. RSU grants totaled 13 shares with a total weighted-average grant date fair value of $150 during the three months ended September 25, 2015. The total fair value of RSU's vested during the three months ended September 30, 2016 was $966. The total fair value of RSU's vested during the three months ended September 25, 2015 was $2,781.

As of September 30, 2016, there was $7,862 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 3.2 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 512 and 0 with a total weighted-average grant date fair value of $3,152 and $0 during the three months ended September 30, 2016 and September 25, 2015, respectively. The total fair value of PSU's vested during the three months ended September 30, 2016, was $1,095. The total fair value of PSU's vested during the three months ended September 25, 2015, was $2,191.

At September 30, 2016, there was $7,452 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 2.8 years.

A summary of non-vested PSU activity for the three months ended September 30, 2016 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2016	895	—	895	$8.74
Units granted	512	—	512	$6.15
Units vested	(142)	—	(142)	$7.72
Units forfeited	(40)	—	(40)	$8.24
Non-vested units as of September 30, 2016	1,225	—	1,225	$7.79

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three months ended September 30, 2016 and September 25, 2015:

	Three Months Ended
	September 30, 2016	September 25, 2015
Net income applicable to TRC Companies, Inc.	$3,639	$4,492

Basic weighted-average common shares outstanding	31,149	30,635
Effect of dilutive stock options, RSA's, RSU's and PSU's	452	683
Diluted weighted-average common shares outstanding	31,601	31,318

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.12	$0.15
Diluted earnings per common share	$0.12	$0.14
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,611	821

Note 6. Accounts Receivable

The current portion of accounts receivable as of September 30, 2016 and June 30, 2016, were comprised of the following:

	September 30, 2016	June 30, 2016
Billed	$101,430	$90,194
Unbilled	72,370	64,954
Retainage	3,050	2,429
Total accounts receivable - gross	176,850	157,577
Less allowance for doubtful accounts	(8,384)	(8,297)
Total accounts receivable, less allowance for doubtful accounts	$168,466	$149,280

Note 7. Other Accrued Liabilities

As of September 30, 2016 and June 30, 2016, other accrued liabilities were comprised of the following:

	September 30, 2016	June 30, 2016
Contract costs	$40,134	$40,343
Legal accruals	5,325	5,232
Lease obligations	5,439	5,564
Other	6,643	6,887
Total other accrued liabilities	$57,541	$58,026

Note 8. Business Acquisitions, Goodwill and Other Intangible Assets

Fiscal 2016 Acquisition

On November 30, 2015, the Company acquired the Professional Services business ("Oil and Gas") of Willbros Group ("Willbros") in an all cash transaction. The $124,498 purchase price consisted of (i) an initial cash payment of $119,955 paid at closing, and, (ii) a second cash payment due of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of a working capital adjustment due from Willbros of $2,957. The second cash payment was made in two tranches, with $2,354 paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement. Goodwill of $60,294, all of which is expected to be tax deductible, and other intangible assets of $44,500 were recorded as a result of this acquisition.

The following summarizes the estimated fair values of the Oil and Gas assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments:

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

Customer relationships and backlog represent the fair value of existing contracts and the underlying customer relationships. The backlog has a 1 year life and customer relationships have lives ranging from 12 years to 15 years (weighted average lives of 6 years). The internally developed software has a life of approximately 5 years (weighted average life of 5 years).

The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Oil and Gas's highly skilled assembled workforce, which does not qualify for separate recognition, and the expected cost synergies of the combined operations.

The unaudited pro forma financial information summarized in the following table gives effect to the Oil and Gas acquisition assuming it occurred on July 1, 2014. These unaudited pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisition. Pro forma adjustments have been made to reflect amortization of the identified intangible assets for the related periods, as well as the amortization of deferred debt issuance costs incurred. Identifiable intangible assets are being amortized on a basis approximating the economic value derived from those assets. These unaudited pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisition occurred on July 1, 2014, nor does the information project results for any future period.

Three Months Ended
September 25, 2015
Gross revenue	$184,033
Net service revenue	131,709
Net income applicable to TRC Companies, Inc.	2,986

Basic earnings per common share	$0.10
Diluted earnings per common share	$0.10

Goodwill

The Company assesses goodwill for impairment on an annual basis as of each fiscal April period end, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. As of September 30, 2016, the Company had $75,337 of goodwill, and does not believe there were any events or changes in circumstances since the last goodwill assessment as of April 29, 2016 that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

The carrying amount of goodwill for the three months ended September 30, 2016 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	September 30,	Impairment	September 30,
Operating Segment	2016	Losses	2016	Adjustments	2016	Losses	2016
Power	$28,506	$(14,506)	$14,000	$—	$28,506	$(14,506)	$14,000
Environmental	40,889	(17,865)	23,024	—	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	—	7,224	(7,224)	—
Oil and Gas	60,294	(21,981)	38,313	—	60,294	(21,981)	38,313
	$136,913	$(61,576)	$75,337	$—	$136,913	$(61,576)	$75,337

Other Intangible Assets

Identifiable intangible assets as of September 30, 2016 and June 30, 2016 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	September 30, 2016			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$59,218	$(17,374)	$41,844	$59,218	$(14,933)	$44,285
Contract backlog	900	(750)	150	900	(525)	375
Technology	1,000	(167)	833	1,000	(117)	883
	61,118	(18,291)	42,827	61,118	(15,575)	45,543
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$61,544	$(18,291)	$43,253	$61,544	$(15,575)	$45,969

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 7 years. The weighted-average period of amortization is approximately 7 years for customer relationship assets. The amortization of intangible assets for the three months ended September 30, 2016 was $2,716. The amortization of intangible assets for the three months ended September 25, 2015 was $840.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2017 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2017	$7,443
2018	9,183
2019	8,367
2020	7,821
2021	7,274
2022 and Thereafter	2,739
Total	$42,827

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment assessment as of April 29, 2016, which resulted in no impairments to intangible assets. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended September 30, 2016, and therefore intangible assets were not tested for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

Revolving Credit Facility

On November 30, 2015, the Company entered into a five-year credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. as lender, LC issuer, administrative agent, sole lead arranger, and sole book runner; BMO Harris Bank, N.A. as lender, LC issuer and syndication agent; KeyBank, N.A. as lender and document agent, and five other banks as lenders. The Credit Agreement provides the Company with an aggregate borrowing capacity of $175,000, consisting of a $100,000 five-year secured revolving credit facility (“Revolving Facility”) with a sub-limit of $15,000 available for the issuance of letters of credit, as well as a five-year secured $75,000 term loan (“Term Loan”).

The proceeds of the Term Loan, together with cash on hand and proceeds from borrowing under the Revolving Facility, were used to pay the purchase price for Willbros Professional Services ("Oil and Gas") and to fund transaction costs incurred in connection with the Oil and Gas acquisition. The Revolving Facility will also be available for working capital and general corporate purposes. The Revolving Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. The Company may request an increase in the amount of the Credit Agreement up to an additional $75,000, which may be through additional term or revolving loans.

Borrowings outstanding under the Revolving Facility will mature on November 30, 2020. The Term Loan amortizes in quarterly installments payable on the last day of each March, June, September, and December, commencing on March 31, 2016 in amounts equal to 1.875% of the term loan made or outstanding, with the balance payable on November 30, 2020 (the "Term Loan Maturity Date.") In addition, the Company is required, subject to certain exceptions, to make payments on the Term Loan (a) based on a stated percentage of Excess Cash Flow, either 50% or 0% depending on whether the the Company's consolidated leverage is above or below 2 times adjusted EBITDA as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement, and (d) in an amount of 100% of net cash proceeds from events of loss subject to certain reinvestment rights. The borrowings under the Credit Agreement may be reduced, in whole or in part, without premium or penalty.

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

The Credit Agreement contains various customary restrictive covenants that limit the Company's ability to, among other things: incur additional indebtedness including guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on its assets; sell its assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 3.00 to 1.00. The Credit Agreement also limits the payment of cash dividends to $10,000 in aggregate during its term.

On November 30, 2015, the Company borrowed $102,000 under the Credit Agreement to partially fund the Oil and Gas acquisition. The borrowing was comprised of a full borrowing of the $75,000 term loan and a $27,000 borrowing under the Revolving Facility. Borrowings under the Term Loan bear interest at a stated rate of 2.02% and have an effective interest rate of 2.07% at September 30, 2016. As of September 30, 2016 the Company had zero borrowings outstanding under the Credit Agreement's Revolving Facility and $70,781 outstanding under the Term Loan. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $97,346 at September 30, 2016.

In accounting for the transaction costs incurred in conjunction with the Credit Agreement, the Company allocated the total costs incurred based on the relative fair values of the Revolving Facility and Term Loan. A total of $1,916 and $1,332 were allocated to the Revolving Facility and Term Loan, respectively.

As of September 30, 2016, the Term Loan consisted of the following:

Current portion of Term Loan	$5,625

Long-term portion of Term Loan	$65,156
Less: Debt issuance costs	(1,074)
Net long-term carrying amount	$64,082

The scheduled principal amounts due under the Company’s Term Loan obligations as of September 30, 2016 for the remainder of fiscal year 2017 and succeeding fiscal years are as follows:

2017	$4,219
2018	5,625
2019	5,625
2020	5,625
2021	49,687
Total	$70,781

Contractor-owned, contractor-operated (CoCo) facility debt

As of September 30, 2016, the Company had approximately $20,793 of debt obligations ("CoCo" debt) assumed in the Oil and Gas acquisition, of which $7,656 was current.  A third party finance company had provided financing to Oil and Gas in conjunction with the construction of fueling facilities for the federal government pursuant to three government contracts. Upon acceptance of the constructed facilities, the federal government pays Oil and Gas in equal monthly installments over the subsequent five years. Therefore, as of September 30, 2016, the Company also had recorded approximately $20,793 of receivables which were acquired in the transaction, of which $7,656 was current. These amounts were recorded within other assets and represent the amount due from the federal government for the construction of the fueling facilities.

As of September 30, 2016, the government has provided acceptance and final funding on all three contracts.

The principal amounts due under the Company’s remaining CoCo debt obligations as of September 30, 2016 for the remainder of fiscal year 2017 and succeeding fiscal years is as follows:

2017	$5,974
2018	5,734
2019	3,717
2020	3,980
2021	1,388
Total	$20,793

Other Notes Payable

In July 2016, the Company financed $3,838 of insurance premiums payable in seven equal monthly installments of $552 each, including a finance charge of 2.19%. As of September 30, 2016, the balance outstanding under this agreement was $2,199.

In conjunction with the Oil and Gas acquisition, the Company was required to remit a second cash payment of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016. The second cash payment was made in two tranches, with $2,354 paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement.

Note 10. Variable Interest Entity
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
WBA
Willbros Engineers LLC, which the Company acquired in fiscal 2016, was party to an option and service arrangement with the equity owners of WBA, a limited liability company. WBA is considered a VIE due to the lack of decision-making rights by its equity holders. The Company consolidates the operations of WBA, as it retains the contractual power to direct the activities of WBA which most significantly and directly impact its economic performance. The Company also has the obligation to absorb losses and the right to receive residual returns of WBA. The activity of WBA is not significant to the overall performance of the Company. The assets of WBA are available for the Company's general business use outside the context of WBA. In consolidation, as of September 30, 2016, $362 of cash and cash equivalents, $262 of accounts receivables and $3 of other current liabilities were attributable to WBA.

While the Company is currently in the process of winding down the operations of WBA, it has an obligation to fund operating activities not covered by WBA’s available cash and cash flow from operations. During fiscal year 2017, the Company provided $7 of financial support to WBA. The Company does not expect ongoing funding obligations to be material.

Note 11. Income Taxes

The Company's effective tax rate was approximately 32.1% and 41.3% for the three months ended September 30, 2016 and September 25, 2015 respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the three months ended September 30, 2016 were the effect of state income taxes offset by tax benefits related to the U.S. Research and Development credit, U.S. Domestic Production Activities deduction and the effective settlement of uncertain tax positions. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the three months ended September 25, 2015 were the effect of state income taxes.

As of September 30, 2016, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $903. The effective settlement of uncertain tax positions resulted in a decrease in the recorded liability of $1,344 during the three months ended September 30, 2016, which resulted in a net decrease to the provision for income taxes of $294. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As a result of the early adoption of ASU 2016-09 in the three months ended September 30, 2016, excess tax benefits and tax deficiencies will be classified to the statement of operations prospectively instead of additional paid-in capital. The Company's effective tax rate for the three months ended September 30, 2016 was not materially impacted by the adoption of ASU 2016-09. The Company recorded a net tax deficiency of $6 during the three months ended September 30, 2016 which discretely increased the provision for income taxes.
In the first quarter of fiscal year 2017, the IRS concluded its income tax examination for fiscal year 2014. No adjustments were proposed.

Note 12. Operating Segments

To more clearly communicate the Company's capabilities and focus to the marketplace, beginning in fiscal 2017, the Company renamed its Energy segment “Power” and its Pipeline Services segment “Oil and Gas.” The Company manages its business under the following four operating segments:

Power (formerly Energy): The Power operating segment provides services to a range of clients including energy companies, power utilities, other commercial entities, and state and federal government entities. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.

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

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity and the rehabilitation of overburdened and deteriorating infrastructure systems. The Company's client base is predominantly state and municipal governments as well as select commercial developers. In addition, the Company provides infrastructure services on projects originating in its Power and Environmental operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessments, design and construction management.

Oil & Gas (formerly Pipeline Services): The Oil & Gas operating segment provides pipeline and facilities engineering; engineer, procure, and construct ("EPC") services; engineer, procure, construct and management ("EPCm") services; field services and integrity services to the oil and gas transmission and midstream markets, as well as at government facilities. The Company specializes in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, and field gathering and production facilities. The Company's expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. The Company also provides project management, engineering and material procurement services to the refining industry and government agencies, including mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. The Company provides full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services. The Company is partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.

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

On July 1, 2016 the Company made certain changes to its management reporting structure which resulted in a change to the composition of the Infrastructure operating segment. Certain corporate employees were transferred to the Infrastructure operating segment. As a result, beginning in fiscal year 2017 the Company reports its financial performance based on the current reporting structure. The Company has recast certain prior period amounts to conform to the way it internally manages and monitors segment performance. These changes had no impact on consolidated net income or cash flows and were not material to the segment measurements presented.

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Power	Environmental	Infrastructure	Oil & Gas	Total

Three months ended Sept. 30, 2016:
Gross revenue	$56,995	$73,936	$22,913	$26,638	$180,482
Net service revenue	37,100	48,894	16,630	21,338	123,962
Segment profit	7,967	9,052	4,309	1,371	22,699
Depreciation	444	645	138	352	1,579
Amortization	248	274	—	2,067	2,589

Three months ended Sept. 25, 2015:
Gross revenue	$39,237	$75,843	$19,970	$—	$135,050
Net service revenue	34,338	51,564	13,562	—	99,464
Segment profit	7,312	9,982	2,893	—	20,187
Depreciation	465	624	97	—	1,186
Amortization	300	365	—	—	665

	Three Months Ended
Gross revenue	September 30, 2016	September 25, 2015
Gross revenue from reportable operating segments	$180,482	$135,050
Reconciling items (1)	369	409
Total consolidated gross revenue	$180,851	$135,459

Net service revenue
Net service revenue from reportable operating segments	$123,962	$99,464
Reconciling items (1)	343	699
Total consolidated net service revenue	$124,305	$100,163

Income from operations before taxes
Segment profit from reportable operating segments	$22,699	$20,187
Corporate shared services (2)	(14,949)	(9,954)
Stock-based compensation expense	(1,457)	(1,269)
Unallocated acquisition and integration expenses	—	(878)
Unallocated depreciation and amortization	(336)	(413)
Interest income	278	—
Interest expense	(845)	(28)
Total consolidated (loss) income from operations before taxes	$5,390	$7,645

Acquisition and integration expenses
Acquisition and integration expenses from reportable operating segments	$—	$—
Unallocated acquisition and integration expenses	—	878
Total consolidated acquisition and integration expenses	$—	$878

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$4,168	$1,851
Unallocated depreciation and amortization	336	413
Total consolidated depreciation and amortization	$4,504	$2,264

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s four operating segments.

Note 13. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the

Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $25,000, of which $4,000 would be covered by insurance.

With respect to one of the projects noted above, the regulatory agency charged with oversight of the project approved a remedial plan that is more expensive than the remedy that had been proposed by the Company. A cost allocation among the potentially responsible parties has not been finalized. However, the Company (and the party from whom it assumed site responsibility) did not contribute in any way to the site contamination, and the Company believes that it has meritorious defenses to liability and that it will not ultimately be responsible for any material remedial costs attributable to the more costly selected remedy. Nevertheless, due to uncertainty over the cost allocation process, it is reasonably possible that the Company's recorded estimate could change. With respect to another one of these projects, the regulatory agency charged with oversight of the project selected a remedy that appears to be consistent with regulatory guidance and the Company’s estimates. However, until the final remedy is formally adopted following a public notice period, it remains reasonably possible that the selected remedial alternative could change and the related costs could increase. The Company's estimated share of the potential remedial cost changes related to these two projects range from $0 to $18,600.

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

Insurance Captive

During fiscal 2016, the Company became a shareholder in a member-owned heterogeneous (various industries) group captive reinsurance company. The policies of the program are placed with a U.S. insurance carrier, which provides coverage for workers' compensation, general liability and auto liability, with a certain initial layer of loss being reinsured to the carrier by the captive. The Company’s annual premiums are actuarially determined based on historical loss experience, and also include administrative costs and fees. In addition, the captive is designed to have an acceptable level of risk sharing among its members. For a given policy period, if the Company’s actual loss experience is greater than the estimate, the Company is required to make additional payments to the captive up to a maximum predetermined level. If the Company’s loss experience is less than the estimate, the Company may receive a shareholder distribution, when declared by the captive's Board of Directors. The Company records any additional costs or distributions received from the captive in the period in which the Company is notified of the amount due or distribution to be received. The Company has not recorded any additional liability or receivable as of September 30, 2016.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450 "Contingencies". As of September 30, 2016 and June 30, 2016, the Company had recorded litigation accruals of $4,627 and $4,869, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $2,254 and $2,661 as of September 30, 2016 and June 30, 2016, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $11,300, of which $2,100 would be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2016 and September 25, 2015

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The three months ended September 30, 2016 contained three more business days than the prior fiscal year period.

The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and, by their nature, such forward-looking statements are subject to risks and uncertainties. We have attempted to identify such statements using words such as "may", "expects", "plans", "anticipates", "believes", "estimates", or other words of similar import. We caution the reader that there may be events in the future that management is not able to accurately predict or control which may cause actual results to differ materially from the expectations described in the forward-looking statements. The factors described in the sections captioned "Critical Accounting Policies" and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as well as in this Form 10-Q provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements.

Overview

We are a firm that provides integrated engineering, consulting, and construction management services. Our project teams help our commercial and governmental clients implement environmental, power, infrastructure and oil and gas related projects from initial concept to delivery and operation. We provide our services almost entirely in the United States of America.

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

On November 30, 2015, we acquired the Professional Services business ("Oil and Gas") of Willbros Group ("Willbros") in an all cash transaction. The initial purchase price consisted of (i) an initial cash payment of $120.0 million payable at closing, and, (ii) a second cash payment of $7.5 million payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of an estimated working capital adjustment due from Willbros of $3.0 million. The second cash payment was made in two tranches, with $2.4 million million paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement. Goodwill of $60.3 million was initially recorded prior to impairment, all of which is expected to be tax deductible, and other intangible assets of $44.5 million were recorded as a result of this acquisition. The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Oil and Gas's highly skilled assembled workforce, which does not qualify for separate recognition, and the expected cost synergies of the combined operations.

Operating Segments

We manage our business under the following four operating segments. To more clearly communicate our capabilities and focus to the marketplace, beginning in fiscal 2017, we have renamed our Energy segment “Power” and our Pipeline Services segment “Oil and Gas.”

Power (formerly Energy): The Power operating segment provides services to a range of clients including energy companies, power utilities, other commercial entities, and state and federal government entities. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; and renewable energy development and power generation.

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

Infrastructure:  The Infrastructure operating segment provides services related to the expansion of infrastructure capacity and the rehabilitation of overburdened and deteriorating infrastructure systems. Our client base is predominantly state and municipal governments as well as select commercial developers. In addition, we provide infrastructure services on projects originating in our Power and Environmental operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and security assessments, design and construction management.

Oil & Gas (formerly Pipeline Services): The Oil & Gas operating segment provides pipeline and facilities engineering; engineer, procure, and construct ("EPC") services; engineer, procure, construct and management ("EPCm") services; field services and integrity services to the oil and gas transmission and midstream markets, as well as at government facilities. We specialize in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, and field gathering and production facilities. Our expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. We also provide project management, engineering and material procurement services to the refining industry and government agencies, including mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services. We are partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.

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

On July 1, 2016 we made certain changes to our management reporting structure which resulted in a change to the composition of the Infrastructure operating segment. Certain corporate employees were transferred to the Infrastructure operating segment. As a result, beginning in fiscal year 2017 we report our financial performance based on the current reporting structure. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance. These changes had no impact on consolidated net income or cash flows and were not material to the segment measurements presented.

The following table presents the approximate percentage of our NSR by operating segment for the three months ended September 30, 2016 and September 25, 2015:

	Three Months Ended
	September 30, 2016	September 25, 2015
Power	30%	34%
Environmental	40%	52%
Infrastructure	13%	14%
Oil and Gas	17%	—%
	100%	100%

Business Trend Analysis

Power: The utilities in the United States are in the midst of a multi-year upgrade of the electric transmission grid to improve capacity, reliability and distribution of sources of generation. Years of underinvestment coupled with a favorable regulatory environment have provided a good business opportunity for those serving this market. According to the Edison Electric Institute, electric utilities throughout the United States will be investing over $60 billion in the performance of this work over the next several years. Economic impacts have slowed the pace of this investment, yet they do not appear to have affected the long term plan of investment. Demand for energy efficiency services continues to be supported by increasing state and federal funds targeted at energy efficiency. The Regional Green House Gas Initiative and system benefit charges at the state or utility level have expanded the marketplace for energy efficiency program management services. Investment within the renewable portfolios also remains strong. We are well established in the Northeast and Mid-Atlantic regions and are growing our presence in the Southeast and in Texas and California where demand for services is the highest.

Environmental: Following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The fundamental market drivers remain in place, and this market also benefits from evolving regulatory developments particularly with respect to air quality, and the continuing need to enhance our aging transportation and energy infrastructure. While we expect oil and gas activity and major capital projects to be constrained in the near term, the outlook for services related to other areas of the market, such as environmental remediation, construction, transaction support, the retirement of coal plants and the need to transport natural gas remains favorable. Renewables and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects.

Infrastructure: Long-term prospects should be favorable and our backlog has increased significantly. The overall infrastructure construction markets are expected to benefit from the federal funding certainty provided by the new $305 billion highway bill known as the Fixing America’s Surface Transportation (FAST) Act. The bill calls for the spending of approximately $205 billion on highways and $48 billion on transit projects.

Oil & Gas: Our Oil & Gas segment is currently in the midst of a market downturn due to low oil and gas prices and uncertainty in the oil and gas markets. Nevertheless, long-term opportunities include mid-stream oil and natural gas liquid pipelines which are necessary to match takeaway capacity with levels of production, some of which is stranded due to inadequate pipeline infrastructure, primarily in the Marcellus and Utica shales. Additional future opportunities are presented by natural gas pipelines to take gas to LNG export facilities as well as Mexico and Latin America. Furthermore natural gas pipelines will be required as coal plants are retired and replaced with cleaner gas-burning plants. New regulatory requirements proposed by the Department of Transportation will lead to data and integrity requirements for pipeline operators where our technologies and services can be utilized.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. We use our best judgment in the assumptions used to compile these estimates which are based on current facts and circumstances, prior experience and other assumptions that are believed to be reasonable. Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities Exchange Commission ("SEC") on August 31, 2016. No material changes concerning our critical accounting policies have occurred since June 30, 2016.

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three months ended September 30, 2016 and September 25, 2015:

	Three Months Ended
	September 30,	September 25,	Change
(Dollars in thousands)	2016	2015	$	%
Gross revenue	$180,851	$135,459	$45,392	33.5%
Less subcontractor costs and other direct reimbursable charges	56,546	35,296	21,250	60.2
Net service revenue	124,305	100,163	24,142	24.1
Interest income from contractual arrangements	34	15	19	126.7
Insurance recoverables and other income	637	742	(105)	(14.2)
Cost of services (exclusive of costs shown separately below)	103,676	82,984	20,692	24.9
General and administrative expenses	10,839	7,121	3,718	52.2
Acquisition and integration expenses	—	878	(878)	(100.0)
Depreciation	1,788	1,424	364	25.6
Amortization	2,716	840	1,876	223.3
Operating income	5,957	7,673	(1,716)	(22.4)
Interest income	278	—	278	100.0
Interest expense	(845)	(28)	(817)	2,917.9
Income from operations before taxes	5,390	7,645	(2,255)	(29.5)
Income tax provision	(1,731)	(3,157)	1,426	(45.2)
Net income	3,659	4,488	(829)	(18.5)
Net (income) loss applicable to noncontrolling interest	(20)	4	(24)	(600.0)
Net income applicable to TRC Companies, Inc.	$3,639	$4,492	$(853)	(19.0)%

Three Months Ended September 30, 2016

Gross revenue increased $45.4 million, or 33.5%, to $180.9 million for the three months ended September 30, 2016 from $135.5 million for the same period in the prior year. Organic activities accounted for $18.8 million, or 41.3%, of the growth in gross revenue, and acquisitions accounted for the remaining $26.6 million, or 58.7%, of the increase. The increase in organic gross revenue was primarily attributable to our Power operating segment where gross revenue increased $17.8 million driven by several large capital projects that had significant subcontractor and procurement activities which generated higher levels of gross revenue and other direct charges ("ODC's") in the current period.

NSR increased $24.1 million, or 24.1%, to $124.3 million for the three months ended September 30, 2016 from $100.2 million for the same period in the prior year. Organic activities accounted for $2.8 million, or 11.6%, of the increase in NSR, and acquisitions accounted for $21.3 million, or 88.4%, of the increase. The increase in organic NSR was, in part, due to our Power operating segment where NSR increased $2.8 million driven by the aforementioned large capital projects. In our Infrastructure operating segment, several large transportation projects, and, to a lesser extent, increased demand from our state government clients, contributed $3.1 million of organic NSR growth for the period. The organic NSR growth in our Power and Infrastructure operating segments was partially offset by a $2.7 million decline in the Environmental operating segment. This decline was due to the continued slowdown from certain oil and gas clients and the wind-down of a large remediation project.

Insurance recoverables and other income decreased $0.1 million, or 14.2%, to $0.6 million for the three months ended September 30, 2016 from $0.7 million for the same period in the prior year.

COS increased $20.7 million, or 24.9%, to $103.7 million for the three months ended September 30, 2016 from $83.0 million for the same period in the prior year. Organic activities increased $3.1 million, or 15.2%, and acquisitions accounted for $17.6 million, or 84.8%, of the increase. Fringe benefit costs contributed to the increase in organic COS, and, in particular, health insurance costs increased $1.5 million in the current quarter as compared to the same period in the prior year. The Company is self-insured for the first $150 thousand of health claims per employee each year. Consequently, employee health insurance costs can vary significantly from period to period, and in the current quarter we experienced a higher level of costs. The balance of the increase in organic COS was attributable to costs incurred to support the current demand from our Infrastructure and Power operating segment clients. As a percentage of NSR, COS were 83.4% and 82.8% for the three months ended September 30, 2016 and September 25, 2015, respectively.

G&A expenses increased $3.7 million, or 52.2%, to $10.8 million for the three months ended September 30, 2016 from $7.1 million for the same period in the prior year. Organic activities increased $2.9 million, or 78.4%, and acquisitions accounted for $0.8 million, or 21.6%, of the increase. The organic increase was primarily due to a $1.2 million and $0.4 million current quarter increase in legal costs and professional fees, respectively, which can vary in amount and timing year to year. The remainder of the increase was due to additional costs incurred to support certain organic growth initiatives. As a percentage of NSR, G&A expenses were 8.7% and 7.1% for the three months ended September 30, 2016 and September 25, 2015, respectively.

Depreciation expenses increased $0.4 million, or 25.6%, to $1.8 million for the three months ended September 30, 2016 from $1.4 million for the same period in the prior year. The increase was primarily attributable to the Oil and Gas assets acquired in November 2015, which contributed $0.4 million of depreciation expense in the three months ended September 30, 2016.

Amortization expenses increased $1.9 million, or 223.3%, to $2.7 million for the three months ended September 30, 2016 from $0.8 million for the same period in the prior year. The increase was primarily attributable to the Oil and Gas intangible assets acquired in November 2015, which contributed $2.1 million of amortization expense in the three months ended September 30, 2016.

Our effective tax rate was approximately 32.1% and 41.3% for the three months ended September 30, 2016 and September 25, 2015 respectively. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the three months ended September 30, 2016 were the effect of state income taxes offset by tax benefits related to the U.S. Research and Development credit, U.S. Domestic Production Activities deduction and the effective settlement of uncertain tax positions. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the three months ended September 25, 2015 were the effect of state income taxes.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three months ended September 30, 2016 and September 25, 2015:

	Three Months Ended
	September 30, 2016	September 25, 2015
Net service revenue	100.0%	100.0%
Interest income from contractual arrangements	—	—
Insurance recoverables and other income	0.5	0.7
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	83.4	82.8
General and administrative expenses	8.7	7.1
Acquisition and integration expenses	—	0.9
Depreciation	1.4	1.4
Amortization	2.2	0.8
Total operating costs and expenses	95.7	93.1
Operating income	4.8	7.7
Interest income	0.2	—
Interest expense	(0.7)	—
Income from operations before taxes	4.3	7.6
Income tax provision	(1.4)	(3.2)
Net income	2.9%	4.5%

Additional Information by Reportable Operating Segment

Power Operating Segment Results

	Three Months Ended
	September 30,	September 25,	Change
(Dollars in thousands)	2016	2015	$	%
Gross revenue	$56,995	$39,237	$17,758	45.3%
Net service revenue	$37,100	$34,338	$2,762	8.0%
Segment profit	$7,967	$7,312	$655	9.0%

Gross revenue increased $17.8 million, or 45.3%, for the three months ended September 30, 2016, compared to the same period in the prior year. This increase was primarily driven by several large capital projects, in particular, a large EPC project and a significant program management project in California. These projects, which have recently entered the construction phase, had significant subcontractor and procurement activities that generated higher levels of gross revenue and ODC's in the current period.

NSR increased $2.8 million, or 8.0%, for the three months ended September 30, 2016, compared to the same period in the prior year. The increase in NSR was due, in part, to the aforementioned capital projects, and, in particular, increased labor revenue from our design and program management services. NSR also benefitted from three additional business days in the current quarter, which added approximately $1.7 million of NSR.

The Power operating segment's profit increased $0.7 million, or 9.0%, for the three months ended September 30, 2016, compared to the same period in the prior year. The increase in segment profit was primarily due to the same factors that led to the increase in NSR. As a percentage of NSR, the Power operating segment's profit increased to 21.5% from 21.3% for the three months ended September 30, 2016, compared to the same period in the prior year.

Environmental Operating Segment Results

	Three Months Ended
	September 30,	September 25,	Change
(Dollars in thousands)	2016	2015	$	%
Gross revenue	$73,936	$75,843	$(1,907)	(2.5)%
Net service revenue	$48,894	$51,564	$(2,670)	(5.2)%
Segment profit	$9,052	$9,982	$(930)	(9.3)%

Gross revenue decreased $1.9 million, or 2.5%, for the three months ended September 30, 2016, compared to the same period in the prior year. The decrease in the first quarter of fiscal 2017 was primarily due to a decline in services provided to our oil and gas clients. In particular, the low prevailing oil and gas prices and uncertain market conditions led to continued capital spending constraints for midstream capital projects.

NSR decreased $2.7 million, or 5.2%, for the three months ended September 30, 2016, compared to the same period in the prior year. The decrease in NSR was primarily attributable to the same factors that led to lower gross revenue as well as the wind-down of a large remediation project that provided significant NSR in the same period of the prior year. The decrease in NSR was partially mitigated by three additional business days in the current quarter, which added approximately $2.2 million of NSR.

The Environmental operating segment's profit decreased $0.9 million, or 9.3%, for the three months ended September 30, 2016, compared to the same period in the prior year. The decrease in segment profit was directly related to lower volume of revenue from our oil and gas clients coupled with inefficiencies associated with transitioning to smaller, highly competitive midstream projects, including lower utilization of employee labor. As a percentage of NSR, the Environmental operating segment's profit decreased to 18.5% from 19.4% for the three months ended September 30, 2016, compared to the same period in the prior year.

Infrastructure Operating Segment Results

	Three Months Ended
	September 30,	September 25,	Change
(Dollars in thousands)	2016	2015	$	%
Gross revenue	$22,913	$19,970	$2,943	14.7%
Net service revenue	$16,630	$13,562	$3,068	22.6%
Segment profit	$4,309	$2,893	$1,416	48.9%

Gross revenue increased $2.9 million, or 14.7%, for the three months ended September 30, 2016, compared to the same period in the prior year. These results reflect increased state and local government activity associated with the upgrade of existing infrastructure.

NSR increased $3.1 million, or 22.6%, for the three months ended September 30, 2016, compared to the same period in the prior year. The increase in NSR was largely attributable to the same factors that led to the increases in gross revenue as well as the benefit of three additional business days in the current quarter compared to the same period of the prior year, which added approximately $0.8 million of NSR.

The Infrastructure operating segment's profit increased $1.4 million, or 48.9%, for the three months ended September 30, 2016, compared to the same period in the prior year. The increase in segment profit was primarily attributable to the same factors that led to the increase in NSR, as well as emphasis on project execution and the benefit of increased scale in the business. As a percentage of NSR, the Infrastructure operating segment's profit increased to 25.9% from 21.3% for the three months ended September 30, 2016, compared to the same period in the prior year.

Oil & Gas Operating Segment Results

Three Months Ended
(Dollars in thousands)	September 30, 2016
Gross revenue	$26,638
Net service revenue	$21,338
Segment profit	$1,371

Oil & Gas contributed $26.6 million in gross revenue, $21.3 million in NSR, and had segment profit of $1.4 million for the three months ended September 30, 2016. Continued uncertainty surrounding the oil and gas markets, including depressed commodity prices impacted current period operating results. These operating results were also impacted by non-cash purchase accounting adjustments of approximately $2.1 million, primarily amortization expense. Against the backdrop of these difficult and uncertain markets, the Oil and Gas operating segment improved sequential operating results. In particular as a percentage of NSR, operating segment profit margin increased to 6.4% in the current quarter compared to a loss in the prior two sequential quarters. The improved segment profit is primarily related to cost reduction initiatives taken over the last several quarters, including, but not limited to, staff reductions, reduction of indirect costs and rationalization of office space.

Backlog by Operating Segment

As of September 30, 2016, our contract backlog based on gross revenue was $613 million, compared to $526 million as of September 25, 2015. Our contract backlog based on NSR was $352 million as of September 30, 2016, compared to $319 million as of September 25, 2015. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at September 30, 2016 and September 25, 2015 (in millions):

	Gross Revenue Backlog				NSR Backlog
	September 30,	September 25,	Change		September 30,	September 25,	Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Power	$191	$168	$23	13.7%	$96	$98	$(2)	(2.0)%
Environmental	251	233	18	7.7%	133	130	3	2.3%
Infrastructure	124	125	(1)	(0.8)%	88	91	(3)	(3.3)%
Oil & Gas	47	—	47	N/A	35	—	35	N/A
Total	$613	$526	$87	16.5%	$352	$319	$33	10.3%

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
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended
	September 30,	September 25,
(Dollars in thousands)	2016	2015
Number of projects	1,328	1,213
Net increase (reduction) in project profitability	$(1,402)	$(383)

Net increase (reduction) in project profitability by operating segment:
Power	$(863)	$386
Environmental	(917)	(174)
Infrastructure	254	(595)
Oil and Gas	124	—
Total	$(1,402)	$(383)

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

The following table provides summarized information with respect to our cash balances and cash flows as of and for the three months ended September 30, 2016 and September 25, 2015 (in thousands):

	Three Months Ended
	September 30,	September 25,	Change
(Dollars in thousands)	2016	2015	$	%
Net cash (used in) provided by operating activities	$(3,186)	$14,388	$(17,574)	(122.1)%
Net cash used in investing activities	(990)	(1,962)	972	49.5%
Net cash (used in) provided by financing activities	(1,947)	3,427	(5,374)	156.8%

As of September 30, 2016, cash and cash equivalents decreased by $6.1 million, or 32.6%, to $12.7 million, compared to the fiscal year ended June 30, 2016. This decline is primarily the result of cash utilized for the final payment of the acquisition of Oil and Gas from Willbros on November 30, 2015, as well as other debt payment activity.

Net cash used in operating activities decreased by $17.6 million, or 122.1%, to $3.2 million for the three months ended September 30, 2016, compared to $14.4 million of cash provided for the same period of the prior year. The decrease was primarily attributable to the timing of collections activity with respect to accounts receivable in the three months ended September 30, 2016 compared to the same period of the prior year.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as day's sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. Current quarter DSO, which measures the collections turnover of both billed and unbilled receivables, increased to 84 days as of September 30, 2016 from 79 days as of June 30, 2016, and decreased from 90 days when compared to September 25, 2015. Our goal is to maintain DSO at less than 82 days.

Net cash used in investing activities decreased by $1.0 million, or 49.5%, to $1.0 million for the three months ended September 30, 2016, compared to $2.0 million of cash used for the same period of the prior year. The decrease was primarily attributable to $0.4 million less utilized for property and equipment.

Net cash used by financing activities increased by $5.4 million, or 156.8%, to $1.9 million for the three months ended September 30, 2016, compared to $3.4 million of cash provided in the same period of the prior year. The increase was directly attributable debt service payments on our Term Loan as well as the final payment made for the acquisition of Oil and Gas in the current year period.

Long-Term Debt

Revolving Credit Facility and Term Loan

See a discussion of our credit facility (the "Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

The actual results as compared to the covenant requirements under the Credit Agreement as of September 30, 2016 for the measurement periods described below are as follows (in thousands):

Financial Covenant	Measurement Period	Actual	Required
Maximum leverage ratio	Trailing 12 Months	1.41	Not to exceed	3.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 Months	3.70	Must exceed	1.25 to 1.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not currently utilize derivative financial instruments. We are exposed to interest rate risk under our Credit Agreement. Amounts outstanding under the Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 0.50% to 1.25%, or at the Eurodollar Rate (as defined, generally the Libor rate) plus a margin of 1.50% to 2.25%, based on the Company's Leverage Ratio (as defined).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the Company's quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

November 3, 2016	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)