Form 10-Q
period 2016-12-30
TRC COMPANIES INC /DE/
filed 2017-02-02
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On January 20, 2017 there were 31,594,685 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED DECEMBER 30, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Gross revenue	$198,662	$157,743	$379,513	$293,202
Less subcontractor costs and other direct reimbursable charges	71,306	46,361	127,852	81,657
Net service revenue	127,356	111,382	251,661	211,545
Interest income from contractual arrangements	62	27	96	42
Insurance recoverables and other income	644	1,031	1,281	1,773
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	105,613	93,676	209,289	176,660
General and administrative expenses	11,042	8,046	21,881	15,167
Acquisition and integration expenses	—	1,240	—	2,118
Depreciation	1,754	1,704	3,542	3,128
Amortization	2,617	1,076	5,333	1,916
Total operating costs and expenses	121,026	105,742	240,045	198,989
Operating income	7,036	6,698	12,993	14,371
Interest income	286	137	564	137
Interest expense	(841)	(461)	(1,686)	(489)
Income from operations before taxes	6,481	6,374	11,871	14,019
Income tax provision	(2,473)	(2,439)	(4,204)	(5,596)
Net income	4,008	3,935	7,667	8,423
Net (income) loss applicable to noncontrolling interest	(10)	2	(30)	6
Net income applicable to TRC Companies, Inc.	$3,998	$3,937	$7,637	$8,429

Basic earnings per common share	$0.13	$0.13	$0.24	$0.27
Diluted earnings per common share	$0.13	$0.13	$0.24	$0.27

Weighted-average common shares outstanding:
Basic	31,451	30,968	31,300	30,805
Diluted	31,966	31,369	31,783	31,347

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Net income	$4,008	$3,935	$7,667	$8,423
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(48)	(11)	(92)	(23)
Tax effect on unrealized (loss) gain on available-for-sale securities	18	5	35	10
Reclassification for loss (gain) on available-for-sale securities included in net income	—	5	—	30
Tax effect on realized (gain) loss on available-for-sale securities	—	(2)	—	(12)
Total other comprehensive (loss) income	(30)	(3)	(57)	5
Comprehensive income	3,978	3,932	7,610	8,428
Comprehensive (income) loss attributable to noncontrolling interests	(10)	2	(30)	6
Comprehensive income attributable to TRC Companies, Inc.	$3,968	$3,934	$7,580	$8,434

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	December 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,733	$18,804
Restricted cash	43	71
Accounts receivable, less allowance for doubtful accounts	174,215	149,280
Insurance recoverable - environmental remediation	49,066	49,934
Restricted investments	5,767	5,959
Income taxes refundable	—	75
Prepaid expenses and other current assets	21,798	24,122
Total current assets	277,622	248,245
Property and equipment	76,120	74,053
Less accumulated depreciation and amortization	(54,600)	(51,593)
Property and equipment, net	21,520	22,460
Goodwill	75,337	75,337
Intangible assets, net	40,636	45,969
Deferred income tax assets	26,377	26,239
Long-term restricted investments	17,441	18,420
Long-term prepaid insurance	22,367	23,425
Other assets	14,540	18,383
Total assets	$495,840	$478,478
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,963	$18,339
Accounts payable	51,455	29,311
Accrued compensation and benefits	45,398	48,485
Deferred revenue	15,890	15,363
Environmental remediation liabilities	8,644	8,654
Income taxes payable	785	265
Other accrued liabilities	59,796	58,026
Total current liabilities	195,931	178,443
Non-current liabilities:
Long-term debt, net of current portion	74,101	79,243
Long-term income taxes payable	959	2,204
Deferred revenue	61,930	65,340
Environmental remediation liabilities	436	433
Total liabilities	333,357	325,663
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 31,594,124 and 31,590,642 shares issued and outstanding, respectively, at December 30, 2016, and 31,087,084 and 31,083,602 shares issued and outstanding, respectively, at June 30, 2016	3,159	3,109
Additional paid-in capital	197,164	195,156
Accumulated deficit	(38,261)	(45,898)
Accumulated other comprehensive loss	(128)	(71)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	161,901	152,263
Noncontrolling interest	582	552
Total equity	162,483	152,815
Total liabilities and equity	$495,840	$478,478

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 30, 2016	December 25, 2015
Cash flows from operating activities:
Net income	$7,667	$8,423
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	8,875	5,044
Amortization of debt issuance costs	358	119
Stock-based compensation expense	3,743	2,780
Provision for doubtful accounts	670	—
Deferred income taxes	(102)	892
Other non-cash items	(459)	476
Changes in operating assets and liabilities:
Accounts receivable	(25,609)	12,143
Insurance recoverable - environmental remediation	868	505
Income taxes	(650)	(2,426)
Restricted investments	454	914
Prepaid expenses and other current assets	(92)	(6,442)
Long-term prepaid insurance	1,058	1,120
Other assets	3,635	558
Accounts payable	22,103	(1,328)
Accrued compensation and benefits	(3,059)	(9,574)
Deferred revenue	(2,883)	676
Environmental remediation liabilities	(7)	(61)
Other accrued liabilities	1,647	(383)
Net cash provided by operating activities	18,217	13,436
Cash flows from investing activities:
Additions to property and equipment	(2,662)	(4,013)
Withdrawals from restricted investments	613	466
Acquisition of businesses, net of cash acquired	—	(119,600)
Proceeds from sale of fixed assets	198	29
Net cash used in investing activities	(1,851)	(123,118)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	27,000
Repayments under revolving credit facility	—	(18,000)
Payments on long-term debt and other	(11,711)	(2,970)
Payments on capital lease obligations	—	(133)
Proceeds from long-term debt and other	4,865	6,523
Proceeds from term loan	—	75,000
Repayments of term loan debt	(2,813)	—
Payments of issuance costs on credit facility	—	(3,248)
Net working capital and additional cash payments on acquisitions	2,957	(1,132)
Shares repurchased to settle tax withholding obligations	(2,373)	(2,886)
Excess tax benefit from stock-based awards	—	1,473
Proceeds from exercise of stock options	638	209
Net cash (used in) provided by financing activities	(8,437)	81,836
Increase (decrease) in cash and cash equivalents	7,929	(27,846)
Cash and cash equivalents, beginning of period	18,804	37,296
Cash and cash equivalents, end of period	$26,733	$9,450
Supplemental cash flow information:
Non-cash consideration for business acquired	$—	$7,500

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2015	30,486	$3,049	$191,321	$(45,939)	$(88)	3	$(33)	$148,310	$(395)	$147,915

Net income	—	—	—	8,429	—	—	—	8,429	(6)	8,423
Other comprehensive income	—	—	—	—	5	—	—	5	—	5
Exercise of stock options	30	3	206	—	—	—	—	209	—	209
Stock-based compensation	808	81	2,699	—	—	—	—	2,780	—	2,780
Shares repurchased to settle tax withholding obligations	(287)	(29)	(2,857)	—	—	—	—	(2,886)	—	(2,886)
Directors' deferred compensation	3	—	37	—	—	—	—	37	—	37
Stock-based compensation income tax benefits	—	—	1,441	—	—	—	—	1,441	—	1,441
Balances as of December 25, 2015	31,040	$3,104	$192,847	$(37,510)	$(83)	3	$(33)	$158,325	$(401)	$157,924

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2016	31,087	$3,109	$195,156	$(45,898)	$(71)	3	$(33)	$152,263	$552	$152,815

Net income	—	—	—	7,637	—	—	—	7,637	30	7,667
Other comprehensive loss	—	—	—	—	(57)	—	—	(57)	—	(57)
Exercise of stock options	71	7	631	—	—	—	—	638	—	638
Stock-based compensation	716	71	3,672	—	—	—	—	3,743	—	3,743
Shares repurchased to settle tax withholding obligations	(287)	(29)	(2,344)	—	—	—	—	(2,373)	—	(2,373)
Directors' deferred compensation	7	1	49	—	—	—	—	50	—	50
Balances as of December 30, 2016	31,594	$3,159	$197,164	$(38,261)	$(128)	3	$(33)	$161,901	$582	$162,483

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

Note 2. New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies employee share-based payment accounting. This standard simplifies the income tax consequences, accounting for forfeitures and classification on the statement of cash flows. The standard requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. The standard also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, entities will be allowed to withhold an amount up to the employees’ maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard effective for its first quarter of fiscal 2017. The impact of the early adoption resulted in the following:

•
The Company recorded a net tax benefit of $27 and $21 within income tax expense for the three and six months ended December 30, 2016, respectively, related to net tax windfalls on share based awards. Prior to adoption this amount would have been recorded as an increase of capital in excess of par value. This change could create volatility in the Company's effective tax rate.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three and six months ended December 30, 2016. This increased diluted weighted average common shares outstanding by 147 and 85 shares, respectively, for the periods.

In February 2016, the FASB issued an accounting standards update which will replace most existing lease accounting guidance. This standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. This standard will be effective for the Company's fiscal year beginning July 1, 2019. Early adoption is permitted and should be applied using a modified retrospective approach.   The Company is in the process of evaluating the potential impacts of this standard on its condensed consolidated financial statements and related disclosures, including potential early adoption. The Company anticipates the standard will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the standard to have a material impact on its cash flows or results of operations.
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB further clarified the implementation guidance on principal versus agent considerations. The new standard will be effective for the Company's fiscal year beginning July 1, 2018. Early adoption is permitted under this standard for annual periods beginning after December 15, 2016, and it is to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the standard will have on its condensed consolidated financial statements. The Company has developed a project plan that includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, is currently in process. Phase two, which is expected to begin during the third quarter of fiscal 2017, will include conversion activities, such as establishing policies, identifying system impacts and understanding the initial financial impact this standard update will have. Phase three, which is expected to begin during the first quarter of fiscal 2018, will include integrating the standard update into financial reporting processes and systems, and developing a more robust understanding of the financial impact of this standard update on the Company's condensed consolidated financial statements. The Company anticipates that the transition to the new standard could have a material impact on its consolidated financial statements but will be unable to quantify that impact until the third phase of the project has been completed. The Company expects the cost of the activities it is undertaking to transition to the new standard will result in an increase in general and administrative expenses in fiscal 2017 and 2018.

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of December 30, 2016 and June 30, 2016:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 30, 2016

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$49	$—	$—	$49
Certificates of deposit	—	105	—	105
Municipal bonds	—	532	—	532
Corporate bonds	—	256	—	256
U.S. Government bonds	—	216	—	216
U.S. Treasury Notes	1,937	—	—	1,937
Money market accounts and cash deposits	6,377	—	—	6,377
Total assets	$8,363	$1,109	$—	$9,472

Contingent consideration	$—	$—	$90	$90
Total liabilities	$—	$—	$90	$90
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$71	$—	$—	$71
Certificates of deposit	—	107	—	107
Municipal bonds	—	547	—	547
Corporate bonds	—	439	—	439
U.S. Government bonds	—	219	—	219
U.S. Treasury Notes	2,009	—	—	2,009
Money market accounts and cash deposits	6,476	—	—	6,476
Total assets	$8,556	$1,312	$—	$9,868

Contingent consideration	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of December 30, 2016 and June 30, 2016 are included within current and long-term restricted investments on the condensed consolidated balance sheets.

The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: Level 2 of the fair value hierarchy.  At December 30, 2016 and June 30, 2016 the fair value of the Company's debt was not materially different than its carrying value.
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

Contingent consideration balance at July 1, 2016	$233
Decrease of liability related to re-measurement of fair value	(143)
Contingent consideration balance at December 30, 2016	$90

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

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of December 30, 2016, 2,015 shares remained available for grants under the 2007 Plan.

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

During the three and six months ended December 30, 2016 and December 25, 2015, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Cost of services	$1,283	$802	$1,990	$1,449
General and administrative expenses	1,003	709	1,753	1,331
Total stock-based compensation expense	$2,286	$1,511	$3,743	$2,780

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the six months ended December 30, 2016 and December 25, 2015.

A summary of stock option activity for the six months ended December 30, 2016 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2016 (85 exercisable)	85	$8.28
Options exercised	(72)	$8.96
Options expired	(1)	$9.80
Outstanding options as of December 30, 2016	12	$4.20	1.5	$78
Options exercisable as of December 30, 2016	12	$4.20	1.5	$78
Options vested and expected to vest as of December 30, 2016	12	$4.20	1.5	$78

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of December 30, 2016 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $10.60 as of December 30, 2016. The total intrinsic value of options exercised for the six months ended December 30, 2016 and December 25, 2015 was $55 and $120, respectively. The total proceeds received from option exercises for the six months ended December 30, 2016 and December 25, 2015 was $638 and $209, respectively.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were no non-vested RSA's as of December 30, 2016. There were no RSA's granted during the six months ended December 30, 2016. As of December 30, 2016, there was no unrecognized compensation expense related to unvested RSA's under the Plans.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the six months ended December 30, 2016 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2016	904	$8.24
Units granted	595	$6.78
Units vested	(338)	$8.05
Units forfeited	(30)	$10.41
Non-vested units as of December 30, 2016	1,131	$7.47

RSU grants totaled 78 and 595 shares with a total weighted-average grant date fair value of $848 and $4,036 during the three and six months ended December 30, 2016. RSU grants totaled 258 and 271 shares with a total weighted-average grant date fair value of $2,876 and $3,026 during the three and six months ended December 25, 2015. The total fair value of RSU's vested during the three and six months ended December 30, 2016 was $1,835 and $2,801, respectively. The total fair value of RSU's vested during the three and six months ended December 25, 2015 was $1,165 and $3,946, respectively.

As of December 30, 2016, there was $7,647 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock Units

Compensation expense for PSU's is recognized over the vesting term, which is generally four years, if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment. The fair value of the PSU's is determined based on the closing market price of the Company's common stock on the grant date.

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 512 and 410 with a total weighted-average grant date fair value of $3,152 and $3,668 during the six months ended December 30, 2016 and December 25, 2015, respectively. The total fair value of PSU's vested during the six months ended December 30, 2016, was $3,107. The total fair value of PSU's vested during the six months ended December 25, 2015, was $4,097.

At December 30, 2016, there was $6,101 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 2.6 years.

A summary of non-vested PSU activity for the six months ended December 30, 2016 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2016	895	—	895	$8.74
Units granted	512	56	568	$6.15
Units vested	(320)	(56)	(376)	$7.75
Units forfeited	(89)	—	(89)	$9.70
Non-vested units as of December 30, 2016	998	—	998	$7.59

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three and six months ended December 30, 2016 and December 25, 2015:

	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Net income applicable to TRC Companies, Inc.	$3,998	$3,937	$7,637	$8,429

Basic weighted-average common shares outstanding	31,451	30,968	31,300	30,805
Effect of dilutive stock options, RSA's, RSU's and PSU's	515	401	483	542
Diluted weighted-average common shares outstanding	31,966	31,369	31,783	31,347

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.13	$0.13	$0.24	$0.27
Diluted earnings per common share	$0.13	$0.13	$0.24	$0.27
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	1,130	1,423	1,161	1,282

Note 6. Accounts Receivable

The current portion of accounts receivable as of December 30, 2016 and June 30, 2016, were comprised of the following:

	December 30, 2016	June 30, 2016
Billed	$116,578	$90,194
Unbilled	62,333	64,954
Retainage	3,727	2,429
Total accounts receivable - gross	182,638	157,577
Less allowance for doubtful accounts	(8,423)	(8,297)
Total accounts receivable, less allowance for doubtful accounts	$174,215	$149,280

Note 7. Other Accrued Liabilities

As of December 30, 2016 and June 30, 2016, other accrued liabilities were comprised of the following:

	December 30, 2016	June 30, 2016
Contract costs	$40,652	$40,343
Legal accruals	6,389	5,232
Lease obligations	5,162	5,564
Other	7,593	6,887
Total other accrued liabilities	$59,796	$58,026

Note 8. Business Acquisitions, Goodwill and Other Intangible Assets

Fiscal 2016 Acquisition

On November 30, 2015, the Company acquired the Professional Services business of Willbros Group ("Willbros") ("Oil and Gas") in an all cash transaction. The $124,498 purchase price consisted of (i) an initial cash payment of $119,955 paid at closing, and, (ii) a second cash payment due of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of a working capital adjustment due from Willbros of $2,957. The second cash payment was made in two tranches, with $2,354 paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement. Goodwill of $60,294, all of which is expected to be tax deductible, and other intangible assets of $44,500 were recorded as a result of this acquisition.

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

The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Oil and Gas's highly skilled assembled workforce (which does not qualify for separate recognition) and the expected cost synergies of the combined operations.

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

Six Months Ended
December 25, 2015
Gross revenue	$368,254
Net service revenue	$262,121
Net income applicable to TRC Companies, Inc.	$6,419

Basic earnings per common share	$0.21
Diluted earnings per common share	$0.20

Goodwill

The Company assesses goodwill for impairment on an annual basis as of each fiscal April period end, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. As of December 30, 2016, the Company had $75,337 of goodwill, and does not believe there were any events or changes in circumstances since the last goodwill assessment as of April 29, 2016 that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

The carrying amount of goodwill for the six months ended December 30, 2016 by operating segment are as follows:

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

Other Intangible Assets

Identifiable intangible assets as of December 30, 2016 and June 30, 2016 are included in other assets on the condensed consolidated balance sheets and were comprised of:

	December 30, 2016			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$59,218	$(19,791)	$39,427	$59,218	$(14,933)	$44,285
Contract backlog	900	(900)	—	900	(525)	375
Technology	1,000	(217)	783	1,000	(117)	883
	61,118	(20,908)	40,210	61,118	(15,575)	45,543
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$61,544	$(20,908)	$40,636	$61,544	$(15,575)	$45,969

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 7 years. The weighted-average period of amortization is approximately 7 years for customer relationship assets. The amortization of intangible assets for the three and six months ended December 30, 2016 was $2,617 and $5,333. The amortization of intangible assets for the three and six months ended December 25, 2015 was $1,076 and $1,916.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2017 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2017	$4,826
2018	9,183
2019	8,367
2020	7,821
2021	7,274
2022 and Thereafter	2,739
Total	$40,210

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment assessment as of April 29, 2016, which resulted in no impairments to intangible assets. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended December 30, 2016, and therefore intangible assets were not tested for impairment.

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

The proceeds of the Term Loan, together with cash on hand and proceeds from borrowing under the Revolving Facility, were used to pay the purchase price for Willbros Professional Services ("Oil and Gas") and to fund transaction costs incurred in connection with the Oil and Gas acquisition. The Revolving Facility also is available for working capital and general corporate purposes. The Revolving Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. The Company may request an increase in the amount of the Credit Agreement up to an additional $75,000, which may be through additional term or revolving loans.

Borrowings outstanding under the Revolving Facility will mature on November 30, 2020. The Term Loan amortizes in quarterly installments payable on the last day of each March, June, September, and December, commencing on March 31, 2016 in amounts equal to 1.875% of the term loan made or outstanding, with the balance payable on November 30, 2020 (the "Term Loan Maturity Date"). In addition, the Company is required, subject to certain exceptions, to make payments on the Term Loan (a) based on a stated percentage of Excess Cash Flow, either 50% or 0% depending on whether the the Company's consolidated leverage is above or below 2 times adjusted EBITDA as defined in the Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Credit Agreement, and (d) in an amount of 100% of net cash proceeds from events of loss subject to certain reinvestment rights. The borrowings under the Credit Agreement may be reduced, in whole or in part, without premium or penalty.

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

On November 30, 2015, the Company borrowed $102,000 under the Credit Agreement to partially fund the Oil and Gas acquisition. The borrowing was comprised of a full borrowing of the $75,000 term loan and a $27,000 borrowing under the Revolving Facility. Borrowings under the Term Loan bear interest at a stated rate of 2.11% and have an effective interest rate of 2.15% at December 30, 2016. As of December 30, 2016 the Company had zero borrowings outstanding under the Credit Agreement's Revolving Facility and $69,375 outstanding under the Term Loan. Funds available to borrow under the Credit Agreement, after consideration of the letters of credit outstanding, were $97,346 at December 30, 2016.

In accounting for the transaction costs incurred in conjunction with the Credit Agreement, the Company allocated the total costs incurred based on the relative fair values of the Revolving Facility and Term Loan. A total of $1,916 and $1,332 were allocated to the Revolving Facility and Term Loan, respectively.

As of December 30, 2016, the Term Loan consisted of the following:

Current portion of Term Loan	$5,625

Long-term portion of Term Loan	$63,750
Less: Debt issuance costs	(1,000)
Net long-term carrying amount	$62,750

The scheduled principal amounts due under the Company’s Term Loan obligations as of December 30, 2016 for the remainder of fiscal year 2017 and succeeding fiscal years are as follows:

2017	$2,813
2018	5,625
2019	5,625
2020	5,625
2021	49,687
Total	$69,375

Contractor-owned, contractor-operated (CoCo) facility debt

As of December 30, 2016, the Company had approximately $19,090 of debt obligations ("CoCo" debt) assumed in the Oil and Gas acquisition, of which $7,769 was current.  A third party finance company had provided financing to Oil and Gas in conjunction with the construction of fueling facilities for the federal government pursuant to three government contracts. Upon acceptance of the constructed facilities, the federal government pays Oil and Gas in equal monthly installments over the subsequent five years. Therefore, as of December 30, 2016, the Company also had recorded approximately $19,090 of receivables which were acquired in the transaction, of which $7,769 was current. These amounts were recorded within other assets and represent the amount due from the federal government for the construction of the fueling facilities.

As of December 30, 2016, the government has provided acceptance and final funding on all three contracts.

The principal amounts due under the Company’s remaining CoCo debt obligations as of December 30, 2016 for the remainder of fiscal year 2017 and succeeding fiscal years is as follows:

2017	$4,271
2018	5,734
2019	3,717
2020	3,980
2021	1,388
Total	$19,090

Other Notes Payable

In July 2016, the Company financed $3,838 of insurance premiums payable in seven equal monthly installments of $552 each, including a finance charge of 2.19%. As of December 30, 2016, the balance outstanding under this agreement was $552.

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
WBA
Willbros Engineers LLC, which the Company acquired in fiscal 2016, was party to an option and service arrangement with the equity owners of WBA, a limited liability company. WBA is considered a VIE due to the lack of decision-making rights by its equity holders. The Company consolidates the operations of WBA, as it retains the contractual power to direct the activities of WBA which most significantly and directly impact its economic performance. The Company also has the obligation to absorb losses and the right to receive residual returns of WBA. The activity of WBA is not significant to the overall performance of the Company. The assets of WBA are available for the Company's general business use outside the context of WBA. In consolidation, as of December 30, 2016, $558 of cash and cash equivalents, $234 of accounts receivable and $3 of other current liabilities were attributable to WBA.

While the Company is currently in the process of winding down the operations of WBA, it has an obligation to fund operating activities not covered by WBA’s available cash and cash flow from operations. During fiscal year 2017, the Company provided $9 of financial support to WBA. The Company does not expect ongoing funding obligations to be material.

Note 11. Income Taxes

The Company's effective tax rate was approximately 35.5% and 39.9% for the six months ended December 30, 2016 and December 25, 2015 respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the six months ended December 30, 2016 were the effect of state income taxes offset by tax benefits related to the U.S. Research and Development credit, U.S. Domestic Production Activities deduction and the effective settlement of uncertain tax positions. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the six months ended December 25, 2015 were the effect of state income taxes.

As of December 30, 2016, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $960. The effective settlement of uncertain tax positions resulted in a decrease in the recorded liability of $1,344 during the six months ended December 30, 2016, which resulted in a net decrease to the provision for income taxes of $294. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As a result of the early adoption of ASU 2016-09 in the first quarter of fiscal 2017, excess tax benefits and tax deficiencies will be prospectively classified to the statement of operations instead of additional paid-in capital. The Company's effective tax rate for the six months ended December 30, 2016 was not materially impacted by the adoption of ASU 2016-09. The Company recorded a net tax benefit of $21 during the six months ended December 30, 2016 which decreased the provision for income taxes.
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

Power (formerly Energy): The Power operating segment provides services to a range of clients including energy companies, power utilities, other commercial entities, and state and federal government entities. The Company's services include program management, engineer/procure/construct projects, design, and consulting. The Company's typical projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; security assessments; and renewable energy development and power generation.

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

Infrastructure: The Infrastructure operating segment provides services related to the expansion of infrastructure capacity and the rehabilitation of overburdened and deteriorating infrastructure systems. The Company's client base is predominantly state and municipal governments as well as select commercial developers. In addition, the Company provides infrastructure services on projects originating in its other operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and, design and construction management.

Oil & Gas (formerly Pipeline Services): Acquired in November 2015, the Oil & Gas operating segment provides pipeline and facilities engineering; engineer, procure, and construct ("EPC") services; engineer, procure, construct and management ("EPCm") services; field services and integrity services to the oil and gas transmission and midstream markets, as well as at government facilities. The Company specializes in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, and field gathering and production facilities. The Company's expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. The Company also provides project management, engineering and material procurement services to the refining industry and government agencies, including mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. The Company provides full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, and integrity engineering. The Company is partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.

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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Power	Environmental	Infrastructure	Oil & Gas	Total

Three months ended December 30, 2016:
Gross revenue	$67,860	$80,162	$21,442	$27,483	$196,947
Net service revenue	40,288	50,325	14,618	21,332	126,563
Segment profit	9,501	9,184	3,474	1,467	23,626
Depreciation	438	657	139	311	1,545
Amortization	245	254	—	1,992	2,491

Three months ended December 25, 2015:
Gross revenue	$48,040	$77,925	$22,307	$8,017	$156,289
Net service revenue	39,794	51,424	13,709	5,986	110,913
Segment profit (loss)	9,470	9,548	2,532	(1,161)	20,389
Depreciation	492	638	125	267	1,522
Amortization	298	300	—	302	900

	Power	Environmental	Infrastructure	Oil & Gas	Total

Six months ended December 30, 2016:
Gross revenue	$124,854	$154,098	$44,355	$54,121	$377,428
Net service revenue	77,388	99,219	31,249	42,671	250,527
Segment profit	17,468	18,236	7,782	2,838	46,324
Depreciation	881	1,301	277	663	3,122
Amortization	493	528	—	4,059	5,080

Six months ended December 25, 2015:
Gross revenue	$87,276	$153,768	$42,277	$8,017	$291,338
Net service revenue	74,132	102,988	27,272	5,986	210,378
Segment profit (loss)	16,782	19,529	5,425	(1,161)	40,575
Depreciation	956	1,262	222	267	2,707
Amortization	599	665	—	302	1,566

	Three Months Ended		Six Months Ended
Gross revenue	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Gross revenue from reportable operating segments	$196,947	$156,289	$377,428	$291,338
Reconciling items (1)	1,715	1,454	2,085	1,864
Total consolidated gross revenue	$198,662	$157,743	$379,513	$293,202

Net service revenue
Net service revenue from reportable operating segments	$126,563	$110,913	$250,527	$210,378
Reconciling items (1)	793	469	1,134	1,167
Total consolidated net service revenue	$127,356	$111,382	$251,661	$211,545

Income from operations before taxes
Segment profit from reportable operating segments	$23,626	$20,389	$46,324	$40,575
Corporate shared services (2)	(13,969)	(10,582)	(28,915)	(20,535)
Stock-based compensation expense	(2,286)	(1,511)	(3,743)	(2,780)
Unallocated acquisition and integration expenses	—	(1,240)	—	(2,118)
Unallocated depreciation and amortization	(335)	(358)	(673)	(771)
Interest income	286	137	564	137
Interest expense	(841)	(461)	(1,686)	(489)
Total consolidated income from operations before taxes	$6,481	$6,374	$11,871	$14,019

Acquisition and integration expenses
Acquisition and integration expenses from reportable operating segments	$—	$—	$—	$—
Unallocated acquisition and integration expenses	—	1,240	—	2,118
Total consolidated acquisition and integration expenses	$—	$1,240	$—	$2,118

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$4,036	$2,422	$8,202	$4,273
Unallocated depreciation and amortization	335	358	673	771
Total consolidated depreciation and amortization	$4,371	$2,780	$8,875	$5,044

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

(2)
Corporate shared services consist of centrally managed functions in the following areas: accounting, treasury, information technology, legal, human resources, marketing, internal audit and executive management such as the CEO and various executives. These costs and other items of a general corporate nature are not allocated to the Company’s four operating segments.

Note 13. Commitments and Contingencies

Exit Strategy Contracts

The Company has entered into a number of long-term contracts pursuant to its Exit Strategy program under which it is obligated to complete the remediation of environmental conditions at covered sites. The Company assumes the risk for remediation costs for pre-existing environmental conditions and believes that through in-depth technical analysis, comprehensive cost estimation and creative remedial approaches it is able to execute strategies which protect the Company's return on these projects. The Company's client pays a fixed price and, as additional protection, for a majority of the contracts the client also pays for a cleanup cost cap insurance policy. The policy, which includes the Company as a named or additional insured party, provides coverage for cost increases from unknown or changed conditions up to a specified maximum amount significantly in excess of the estimated cost of remediation. The Company believes that it is adequately protected from risk on these projects and that it is not likely that it will incur material losses in excess of applicable insurance. However, because several projects are near the term or financial limits of the insurance, the Company believes it is reasonably possible that events could occur under certain circumstances which could be material to the Company's consolidated financial statements. With respect to these projects, there is a wide range of potential outcomes that may result in costs being incurred beyond the limits or term of insurance, such as: (i) greater than expected volumes of contaminants requiring remediation; (ii) treatment systems requiring operation beyond the insurance term; and (iii) greater than expected allocable share of the ultimate remedy. The Company does not believe these outcomes are likely, and the exact nature, impact and duration of any such occurrence could vary due to a number of factors. Accordingly, the Company is unable to provide an estimate of potential loss with a reasonable degree of accuracy. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase by as much as $24,200, of which $4,000 would be covered by insurance.

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

Contract Damages/ Contract Loss

The Company has entered into contracts which, among other things, require completion of the specified scope of work within a defined period of time or a defined budget. Certain of those contracts provide for the assessment of liquidated or other damages if certain project objectives are not met pursuant to the terms of the contract. At present, the Company does not believe a material assessment of such potential damages is likely.

Furthermore, with respect to one specific fixed price project, there are tasks within the specified scope of work that may result in costs being incurred beyond the currently defined budget. The Company does not believe this outcome is likely, and the exact impact and duration of any such occurrence could vary due to a number of factors. Nevertheless, if these events were to occur, the Company believes that it is reasonably possible that the amount of costs currently accrued, which represents the Company's best estimate, could increase between the range of $0 to $6,000.

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

Insurance Captive

During fiscal 2016, the Company became a shareholder in a member-owned heterogeneous (various industries) group captive reinsurance company. The policies of the program are placed with a U.S. insurance carrier, which provides coverage for workers' compensation, general liability and auto liability, with a certain initial layer of loss being reinsured to the carrier by the captive. The Company’s annual premiums are actuarially determined based on historical loss experience, and also include administrative costs and fees. In addition, the captive is designed to have an acceptable level of risk sharing among its members. For a given policy period, if the Company’s actual loss experience is greater than the estimate, the Company is required to make additional payments to the captive up to a maximum predetermined level. If the Company’s loss experience is less than the estimate, the Company may receive a shareholder distribution, when declared by the captive's Board of Directors. The Company records any additional costs or distributions received from the captive in the period in which the Company is notified of the amount due or distribution to be received. The Company has not recorded any additional costs or distributions received related to the captive as of December 30, 2016.

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

The Company records actual or potential litigation-related losses in accordance with ASC Topic 450 "Contingencies". As of December 30, 2016 and June 30, 2016, the Company had recorded litigation accruals of $5,845 and $4,869, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $3,022 and $2,661 as of December 30, 2016 and June 30, 2016, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $11,200, of which $2,100 would be covered by insurance.

Note 14. Subsequent Events

On January 31, 2017, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. as lender, LC issuer, administrative agent, sole lead arranger, and sole book runner; BMO Harris Bank, N.A. as lender, LC issuer and syndication agent; KeyBank, N.A. as lender and documentation agent, and five other banks as lenders. The Credit Agreement provides the Company with a $250,000 five-year secured revolving credit facility (“Revolving Facility”) with a sublimit of $15,000 available for the issuance of letters of credit. The Credit Agreement replaces the Company’s existing credit facility with Citizens Bank, N.A. (the “Prior Credit Agreement”) converting the existing amortizing term loan and revolving borrowing structure to a non-amortizing, fully revolving format.
The Revolving Facility will be available for working capital and general corporate purposes as permitted under the Credit Agreement. The Credit Agreement includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Credit Agreement, the amount of the Revolving Facility may be increased through incremental revolving commitments, subject to a cap of an additional $75,000.
The commitments under the Credit Agreement may be reduced, in whole or in part, without premium or penalty. Any borrowings outstanding under the Credit Agreement will mature on January 31, 2022.
Amounts outstanding under the Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 0.50% to 1.75%, or at the Eurodollar Rate (as defined, generally the Libor rate) plus a margin of 1.50% to 2.75%, based on the Company's Leverage Ratio (as defined). In addition to these borrowing rates, there is a commitment fee which ranges from 0.20% to 0.50% (based on the Leverage Ratio) on any unused commitments. The applicable fees for issuance of letters of credit under the Revolving Facility is a range of 1.50% to 2.75% also based on the Leverage Ratio.
The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.
The Credit Agreement contains customary restrictive covenants that limit our ability to, among other things: incur additional indebtedness or enter into guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on our assets; sell our assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 3.00 to 1.00.
On January 31, 2017 the Company utilized $15,000 of cash on hand to pay down the existing $69,375 of Term Loan borrowings outstanding under the Prior Credit Agreement, resulting in $54,375 borrowed under the Credit Agreement's Revolving Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended December 30, 2016 and December 25, 2015

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The six months ended December 30, 2016 contained three more business days than the prior fiscal year period.

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

In the course of providing our services, we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and consistent with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net service revenue ("NSR"), which is gross revenue less subcontractor costs and other direct reimbursable charges ("ODC's"), and our discussion and analysis of financial condition and results of operations uses NSR as a primary point of reference.

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

On November 30, 2015, we acquired the Professional Services business of Willbros Group ("Willbros") ("Oil and Gas") in an all cash transaction. The initial purchase price consisted of (i) an initial cash payment of $120.0 million payable at closing, and, (ii) a second cash payment of $7.5 million payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of an estimated working capital adjustment due from Willbros of $3.0 million. The second cash payment was made in two tranches, with $2.4 million paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement. Goodwill of $60.3 million was initially recorded prior to impairment, all of which is expected to be tax deductible, and other intangible assets of $44.5 million were recorded as a result of this acquisition. The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Oil and Gas's highly skilled assembled workforce (which does not qualify for separate recognition) and the expected cost synergies of the combined operations.

Operating Segments
We manage our business under the following four operating segments. To more clearly communicate our capabilities and focus to the marketplace, beginning in fiscal 2017, we renamed our Energy segment “Power” and our Pipeline Services segment “Oil and Gas.”

Power (formerly Energy): The Power operating segment provides services to a range of clients including energy companies, power utilities, other commercial entities, and state and federal government entities. Our services include program management, engineer/procure/construct projects, design, and consulting. Our typical projects involve upgrades, design and new construction for electric transmission and distribution systems and substations; energy efficiency program design and management; security assessments; and renewable energy development and power generation.

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

Infrastructure:  The Infrastructure operating segment provides services related to the expansion of infrastructure capacity and the rehabilitation of overburdened and deteriorating infrastructure systems. Our client base is predominantly state and municipal governments as well as select commercial developers. In addition, we provide infrastructure services on projects originating in our other operating segments. Primary services include: roadway, bridge and related surface transportation design; structural design and inspection of bridges; program management; construction engineering inspection and construction management for roads and bridges; civil engineering for municipalities and public works departments; geotechnical engineering services; and, design and construction management.

Oil & Gas (formerly Pipeline Services): Acquired in November 2015, the Oil & Gas operating segment provides pipeline and facilities engineering; engineer, procure, and construct ("EPC") services; engineer, procure, construct and management ("EPCm") services; field services and integrity services to the oil and gas transmission and midstream markets, as well as at government facilities. We specialize in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, terminals, and field gathering and production facilities. Our expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission systems, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings. We also provide project management, engineering and material procurement services to the refining industry and government agencies, including mechanical, civil, structural, electrical instrumentation/controls and environmental engineering. We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, and integrity engineering. We are partnered with Google to provide a cloud-based pipeline life-cycle integrity management solution, Integra Link™, which utilizes Google’s geospatial technology platform to help oil and gas pipeline companies visualize and utilize their data and information.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and six months ended December 30, 2016 and December 25, 2015:

	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Power	32%	36%	31%	35%
Environmental	40%	47%	40%	49%
Infrastructure	11%	12%	12%	13%
Oil and Gas	17%	5%	17%	3%
	100%	100%	100%	100%

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

Environmental: Following a slowdown caused by general economic conditions, market demand for environmental services continues to be mixed. The fundamental market drivers remain in place, and this market also benefits from evolving regulatory developments particularly with respect to air quality, and the continuing need to enhance our aging transportation and energy infrastructure. While we expect oil and gas activity and major capital projects to be constrained in the near term, the outlook for services related to other areas of the market, such as construction, transaction support, the retirement of coal plants and the need to transport natural gas remains favorable. Renewables and other energy source initiatives present important market opportunities but are linked to federal and state policy changes which will be required for the markets to commit long-term capital to projects.

Infrastructure: Long-term prospects should be favorable. The overall infrastructure construction markets are expected to benefit from the federal funding certainty provided by the new $305 billion highway bill known as the Fixing America’s Surface Transportation (FAST) Act. The bill calls for the spending of approximately $205 billion on highways and $48 billion on transit projects.

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

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and six months ended December 30, 2016 and December 25, 2015:

	Three Months Ended				Six Months Ended
	Dec. 30,	Dec. 25,	Change		Dec. 30,	Dec. 25,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$198,662	$157,743	$40,919	25.9%	$379,513	$293,202	$86,311	29.4%
Less subcontractor costs and other direct reimbursable charges	71,306	46,361	24,945	53.8	127,852	81,657	46,195	56.6
Net service revenue	127,356	111,382	15,974	14.3	251,661	211,545	40,116	19.0
Interest income from contractual arrangements	62	27	35	129.6	96	42	54	128.6
Insurance recoverables and other income	644	1,031	(387)	(37.5)	1,281	1,773	(492)	(27.7)
Cost of services (exclusive of costs shown separately below)	105,613	93,676	11,937	12.7	209,289	176,660	32,629	18.5
General and administrative expenses	11,042	8,046	2,996	37.2	21,881	15,167	6,714	44.3
Acquisition and integration expenses	—	1,240	(1,240)	(100.0)	—	2,118	(2,118)	(100.0)
Depreciation	1,754	1,704	50	2.9	3,542	3,128	414	13.2
Amortization	2,617	1,076	1,541	143.2	5,333	1,916	3,417	178.3
Operating income	7,036	6,698	338	5.0	12,993	14,371	(1,378)	(9.6)
Interest income	286	137	149	108.8	564	137	427	311.7
Interest expense	(841)	(461)	(380)	82.4	(1,686)	(489)	(1,197)	244.8
Income from operations before taxes	6,481	6,374	107	1.7	11,871	14,019	(2,148)	(15.3)
Income tax provision	(2,473)	(2,439)	(34)	1.4	(4,204)	(5,596)	1,392	(24.9)
Net income	4,008	3,935	73	1.9	7,667	8,423	(756)	(9.0)
Net (income) loss applicable to noncontrolling interest	(10)	2	(12)	(600.0)	(30)	6	(36)	(600.0)
Net income applicable to TRC Companies, Inc.	$3,998	$3,937	$61	1.5%	$7,637	$8,429	$(792)	(9.4)%

Three Months Ended December 30, 2016

Gross revenue increased $40.9 million, or 25.9%, to $198.7 million for the three months ended December 30, 2016 from $157.7 million for the same period in the prior year. Organic activities accounted for $23.4 million, or 57.1%, of the growth in gross revenue, and acquisitions accounted for the remaining $17.5 million, or 42.9%, of the increase. The organic increase was primarily driven by several large capital projects in our Power operating segment that had significant subcontractor and procurement activities which generated higher levels of gross revenue and ODC's in the current period, including a significant program management project in California.

NSR increased $16.0 million, or 14.3%, to $127.4 million for the three months ended December 30, 2016 from $111.4 million for the same period in the prior year. Organic activities accounted for $2.6 million, or 16.4%, of the increase in NSR, and acquisitions accounted for $13.4 million, or 83.6%, of the increase. Organic growth in our Oil & Gas operating segment of $2.0 million was driven by improved project execution. Organic growth in our Infrastructure operating segment of $0.9 million was driven by improved transportation-related spending. To a lesser extent, organic NSR increased $0.5 million in our Power operating segment driven by the aforementioned large capital projects. The organic NSR growth in our Oil & Gas, Power and Infrastructure operating segments was partially offset by a $1.1 million decline in the Environmental operating segment. This decline was due to the wind-down of several large remediation projects.

Insurance recoverables and other income decreased $0.4 million, or 37.5%, to $0.6 million for the three months ended December 30, 2016 from $1.0 million for the same period in the prior year.

COS increased $11.9 million, or 12.7%, to $105.6 million for the three months ended December 30, 2016 from $93.7 million for the same period in the prior year. Organic COS increased $1.1 million, or 9.1%, and acquisitions accounted for $10.8 million, or 90.9%, of the increase. The increase from organic activities was primarily attributable to higher than expected project costs on a large fixed price project, which resulted in a $0.9 million increase to COS in the current period. As a percentage of NSR, COS were 82.9% and 84.1% for the three months ended December 30, 2016 and December 25, 2015, respectively.

G&A expenses increased $3.0 million, or 37.2%, to $11.0 million for the three months ended December 30, 2016 from $8.0 million for the same period in the prior year. Organic G&A expenses increased $2.3 million, or 75.2%, and acquisitions accounted for $0.7 million, or 24.8%, of the increase. The organic increase was primarily due to $1.4 million of increased legal costs which can vary in amount and timing year to year. The remainder of the increase was due to additional costs incurred to support certain organic growth activities. As a percentage of NSR, G&A expenses were 8.7% and 7.2% for the three months ended December 30, 2016 and December 25, 2015, respectively, primarily due to the aforementioned increased legal costs.

Depreciation expenses increased $50.0 thousand, or 2.9%, to $1.8 million for the three months ended December 30, 2016 from $1.7 million for the same period in the prior year. The increase was primarily attributable to the Oil and Gas assets acquired in November 2015, which contributed an additional $44.0 thousand of depreciation expense in the three months ended December 30, 2016.

Amortization expenses increased $1.5 million, or 143.2%, to $2.6 million for the three months ended December 30, 2016 from $1.1 million for the same period in the prior year. The increase was primarily attributable to the Oil and Gas intangible assets acquired in November 2015, which contributed $2.0 million of amortization expense in the three months ended December 30, 2016.

Our effective tax rate was approximately 38.2% and 38.3% for the three months ended December 30, 2016 and December 25, 2015 respectively. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the three months ended December 30, 2016 were the effect of state income taxes offset by tax benefits related to the U.S. Research and Development credit and the U.S. Domestic Production Activities deduction. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the three months ended December 25, 2015 were the effect of state income taxes.

Six Months Ended December 30, 2016

Gross revenue increased $86.3 million, or 29.4%, to $379.5 million for the six months ended December 30, 2016 from $293.2 million for the same period in the prior year. Organic activities accounted for $42.1 million, or 48.8%, of the growth in gross revenue, and acquisitions accounted for the remaining $44.2 million, or 51.2%, of the increase. The increase in organic gross revenue was primarily attributable to our Power operating segment where gross revenue increased $37.6 million driven by several large capital projects that had significant subcontractor and procurement activities which generated higher levels of gross revenue and ODC's in the current period.

NSR increased $40.1 million, or 19.0%, to $251.7 million for the six months ended December 30, 2016 from $211.5 million for the same period in the prior year. Organic activities accounted for $5.4 million, or 13.5%, of the increase in NSR, and acquisitions accounted for $34.7 million, or 86.5%, of the increase. The increase in organic NSR was, in part, due to our Power operating segment where NSR increased $3.3 million driven by the aforementioned large capital projects. In our Infrastructure operating segment, several large transportation projects and increased demand from our state government clients, contributed $4.0 million of organic NSR growth for the period. Organic growth in our Oil & Gas operating segment of $2.0 million was driven by improved project execution. The organic NSR growth in our Oil & Gas, Power and Infrastructure operating segments was partially offset by a $3.8 million decline in the Environmental operating segment. This decline was primarily due to the wind-down of several large remediation projects.

Insurance recoverables and other income decreased $0.5 million, or 27.7%, to $1.3 million for the six months ended December 30, 2016 from $1.8 million for the same period in the prior year.

COS increased $32.6 million, or 18.5%, to $209.3 million for the six months ended December 30, 2016 from $176.7 million for the same period in the prior year. Organic COS increased $4.2 million, or 13.0%, and acquisitions accounted for $28.4 million, or 87.0%, of the increase. Organic COS were negatively impacted by increased project costs on a large fixed price project that was ongoing during the second quarter of 2017. Fringe benefit costs also contributed to the increase in organic COS, and, in particular, health insurance costs increased $1.1 million in the current period as compared to the same period in the prior year. The Company is self-insured for the first $150 thousand of health claims per employee each year. Consequently, employee health insurance costs can vary significantly from period to period, and we experienced a higher level of costs in the first quarter of 2017. The balance of the increase in organic COS was attributable to costs incurred to support the current demand from our Infrastructure and Power operating segment clients. As a percentage of NSR, COS were 83.2% and 83.5% for the six months ended December 30, 2016 and December 25, 2015, respectively.

G&A expenses increased $6.7 million, or 44.3%, to $21.9 million for the six months ended December 30, 2016 from $15.2 million for the same period in the prior year. Organic G&A expenses increased $5.2 million, or 78.0%, and acquisitions accounted for $1.5 million, or 22.0%, of the increase. The organic increase was primarily due to $2.3 million of increased in legal costs which can vary in amount and timing year to year. The remainder of the increase was due to additional costs incurred to support certain organic growth activities. As a percentage of NSR, G&A expenses were 8.7% and 7.2% for the six months ended December 30, 2016 and December 25, 2015, respectively.

Depreciation expenses increased $0.4 million, or 13.2%, to $3.5 million for the six months ended December 30, 2016 from $3.1 million for the same period in the prior year. The increase was primarily attributable to the Oil and Gas assets acquired in November 2015, which contributed $0.4 million of depreciation expense in the six months ended December 30, 2016.

Amortization expenses increased $3.4 million, or 178.3%, to $5.3 million for the six months ended December 30, 2016 from $1.9 million for the same period in the prior year. The increase was primarily attributable to the Oil and Gas intangible assets acquired in November 2015, which contributed $3.8 million of additional amortization expense in the six months ended December 30, 2016.

Our effective tax rate was approximately 35.5% and 39.9% for the six months ended December 30, 2016 and December 25, 2015 respectively. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the six months ended December 30, 2016 were the effect of state income taxes offset by tax benefits related to the U.S. Research and Development credit, U.S. Domestic Production Activities deduction and the effective settlement of uncertain tax positions. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the six months ended December 25, 2015 were the effect of state income taxes.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and six months ended December 30, 2016 and December 25, 2015:

	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	—	—	—
Insurance recoverables and other income	0.5	0.9	0.5	0.8
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	82.9	84.1	83.2	83.5
General and administrative expenses	8.7	7.2	8.7	7.2
Acquisition and integration expenses	—	1.1	—	1.0
Depreciation	1.4	1.5	1.4	1.5
Amortization	2.1	1.0	2.1	0.9
Total operating costs and expenses	95.0	94.9	95.4	94.1
Operating income	5.5	6.0	5.2	6.8
Interest income	0.2	0.1	0.2	0.1
Interest expense	(0.7)	(0.4)	(0.7)	(0.2)
Income from operations before taxes	5.1	5.7	4.7	6.6
Income tax provision	(1.9)	(2.2)	(1.7)	(2.6)
Net income	3.1%	3.5%	3.0%	4.0%

Additional Information by Reportable Operating Segment

Power Operating Segment Results

	Three Months Ended				Six Months Ended
	December 30,	December 25,	Change		December 30,	December 25,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$67,860	$48,040	$19,820	41.3%	$124,854	$87,276	$37,578	43.1%
Net service revenue	$40,288	$39,794	$494	1.2%	$77,388	$74,132	$3,256	4.4%
Segment profit	$9,501	$9,470	$31	0.3%	$17,468	$16,782	$686	4.1%

Gross revenue increased $19.8 million, or 41.3%, and $37.6 million, or 43.1%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. These increases were primarily driven by several large capital projects, in particular, a large EPC project and a significant program management project in California. These projects, which are in the construction phase, had significant subcontractor and procurement activities that generated higher levels of gross revenue and ODC's in the current periods. The increase in gross revenue was not reflected in NSR at the same level because the mark-up for procurement and subcontracted services is typically lower than work performed by our employees, or direct labor revenue.

NSR increased $0.5 million, or 1.2%, and $3.3 million, or 4.4%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. The increases in NSR were due, in part, to the aforementioned capital projects, as well as increased labor revenue from our electrical testing and commissioning services which were primarily associated with the upgrade of existing substation facilities. NSR also benefitted from three additional business days in the current six month period, which added approximately $1.7 million of NSR.

The Power operating segment's profit increased $31.0 thousand, or 0.3%, and $0.7 million, or 4.1%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. The increase in segment profit was primarily due to the same factors that led to the increase in NSR, offset in part, by increased current quarter project costs on a large fixed price project. As a percentage of NSR, the Power operating segment's profit decreased slightly to 23.6% from 23.8% and remained flat at 22.6% for the three and six months ended December 30, 2016, respectively, compared to the same periods in the prior year.

Environmental Operating Segment Results

	Three Months Ended				Six Months Ended
	December 30,	December 25,	Change		December 30,	December 25,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$80,162	$77,925	$2,237	2.9%	$154,098	$153,768	$330	0.2%
Net service revenue	$50,325	$51,424	$(1,099)	(2.1)%	$99,219	$102,988	$(3,769)	(3.7)%
Segment profit	$9,184	$9,548	$(364)	(3.8)%	$18,236	$19,529	$(1,293)	(6.6)%

Gross revenue increased $2.2 million, or 2.9%, and $0.3 million, or 0.2%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. These increases were primarily driven by several new projects, in particular, a large project to decommission a coal power plant. This project, had significant subcontractor activities that generated higher levels of gross revenue and ODC's in the current periods.

NSR decreased $1.1 million, or 2.1%, and $3.8 million, or 3.7%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. The decreases in NSR were primarily attributable to a lower volume of labor services provided to our oil and gas clients as well as the completion of several large remediation projects. The decrease in NSR in the current six month period was partially mitigated by three additional business days, which added approximately $2.2 million of NSR.

The Environmental operating segment's profit decreased $0.4 million, or 3.8%, and $1.3 million, or 6.6%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. The decreases in segment profit were directly related to transitions associated with new projects, which resulted in lower employee utilization and severance costs. As a percentage of NSR, the Environmental operating segment's profit decreased to 18.2% from 18.6% and decreased to 18.4% from 19.0% for the three and six months ended December 30, 2016, respectively, compared to the same periods in the prior year.

Infrastructure Operating Segment Results

	Three Months Ended				Six Months Ended
	December 30,	December 25,	Change		December 30,	December 25,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$21,442	$22,307	$(865)	(3.9)%	$44,355	$42,277	$2,078	4.9%
Net service revenue	$14,618	$13,709	$909	6.6%	$31,249	$27,272	$3,977	14.6%
Segment profit	$3,474	$2,532	$942	37.2%	$7,782	$5,425	$2,357	43.4%

Gross revenue decreased $0.9 million, or 3.9%, and increased $2.1 million, or 4.9%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. The decrease in gross revenue for the three month period was due to a reduction of sub-contractors used to perform services in the current quarter. The level of sub-contractors can fluctuate in any period due to changes in the scopes and stages of our ongoing contracts. The $2.1 million gross revenue increase for the six month period was primarily driven by improved transportation-related spending by our clients.

NSR increased $0.9 million, or 6.6%, and $4.0 million, or 14.6%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. The increase in NSR was largely attributable to continuous labor revenue on several large public-private partnership projects as well as the benefit of three additional business days in the current six month period compared to the same period of the prior year, which added approximately $0.8 million of NSR.

The Infrastructure operating segment's profit increased $0.9 million, or 37.2%, and $2.4 million, or 43.4%, for the three and six months ended December 30, 2016, compared to the same periods in the prior year. The increase in segment profit was primarily attributable to the same factors that led to the increase in NSR, as well as improved project execution and the benefit of increased scale in the business. As a percentage of NSR, the Infrastructure operating segment's profit increased to 23.8% from 18.5% and increased to 24.9% from 19.9% for the three and six months ended December 30, 2016, respectively, compared to the same periods in the prior year.

Oil & Gas Operating Segment Results

	Three Months Ended				Six Months Ended
	December 30,	December 25,	Change		December 30,	December 25,	Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%
Gross revenue	$27,483	$8,017	$19,466	242.8%	$54,121	$8,017	$46,104	575.1%
Net service revenue	$21,332	$5,986	$15,346	256.4%	$42,671	$5,986	$36,685	612.8%
Segment profit	$1,467	$(1,161)	$2,628	226.4%	$2,838	$(1,161)	$3,999	344.4%

Acquired on November 30, 2015, Oil & Gas contributed $27.5 million in gross revenue, $21.3 million in NSR, and had segment profit of $1.5 million for the three months ended December 30, 2016. Oil & Gas contributed $54.1 million in gross revenue, $42.7 million in NSR, and had segment profit of $2.8 million for the six months ended December 30, 2016. Continued uncertainty surrounding the oil and gas markets impacted current period operating results, although more recently, stability is being seen in the markets. These operating results were also impacted by purchase accounting related amortization expenses of approximately $2.0 million and $4.1 million in the three and six months ended December 25, 2016, respectively. Against the backdrop of the uncertain markets, the Oil and Gas operating segment improved sequential operating results. In particular as a percentage of NSR, operating segment profit margin increased to 6.8% in the current quarter compared to 6.4% in the prior quarter and a loss in the prior two sequential quarters. Additionally organic NSR and organic segment profit increased $1.9 million and $1.8 million, respectively, for the three and six months ended December 30, 2016. The improved segment profit is primarily related to cost reduction initiatives taken over the last several quarters, including, but not limited to, staff reductions, reduction of indirect costs and rationalization of office space.

Backlog by Operating Segment

As of December 30, 2016, our contract backlog based on gross revenue was $580 million, compared to $555 million as of December 25, 2015. Our contract backlog based on NSR was $350 million as of December 30, 2016, compared to $343 million as of December 25, 2015. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at December 30, 2016 and December 25, 2015 (in millions):

	Gross Revenue Backlog				NSR Backlog
	December 30,	December 25,	Change		December 30,	December 25,	Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Power	$186	$160	$26	16.3%	$102	$88	$14	15.9%
Environmental	222	220	2	0.9%	121	125	(4)	(3.2)%
Infrastructure	116	135	(19)	(14.1)%	84	100	(16)	(16.0)%
Oil & Gas	56	40	16	40.0%	43	30	13	43.3%
Total	$580	$555	$25	4.5%	$350	$343	$7	2.0%

Revisions in Estimates
We have numerous contracts in progress at any time, all of which are at various stages of completion. Our recognition of profit is dependent upon the accuracy of a variety of estimates including engineering progress, materials quantities, achievement of milestones and other incentives, liquidated-damages provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and can be difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation process, actual completion costs often vary from estimates. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known. If actual costs exceed the original fixed contract price, recognition of any additional revenue would be pursuant to a change order, contract modification, or claim.
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended		Six Months Ended
	December 30,	December 25,	December 30,	December 25,
(Dollars in thousands)	2016	2015	2016	2015
Number of projects	1,324	1,234	1,605	1,473
Net increase (reduction) in project profitability	$(748)	$(1,553)	$(3,143)	$(1,470)

Net increase (reduction) in project profitability by operating segment:
Power	$(1,867)	$(954)	$(2,379)	$(156)
Environmental	131	(796)	(1,919)	(1,124)
Infrastructure	398	197	525	(190)
Oil and Gas	590	—	630	—
Total	$(748)	$(1,553)	$(3,143)	$(1,470)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the six months ended December 30, 2016 and December 25, 2015 (in thousands):

	Six Months Ended
	December 30,	December 25,	Change
(Dollars in thousands)	2016	2015	$	%
Net cash provided by operating activities	$18,217	$13,436	$4,781	35.6%
Net cash used in investing activities	(1,851)	(123,118)	121,267	98.5%
Net cash (used in) provided by financing activities	(8,437)	81,836	(90,273)	110.3%

As of December 30, 2016, cash and cash equivalents increased by $7.9 million, or 42.2%, to $26.7 million, compared to the fiscal year ended June 30, 2016.

Net cash provided by operating activities increased by $4.8 million, or 35.6%, to $18.2 million for the six months ended December 30, 2016, compared to $13.4 million of cash provided for the same period of the prior year. This increase was due to higher income, adjusted for non-cash charges, in the current year period, as well as a favorable impact in the current period from changes in our working capital accounts.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as day's sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. Current quarter DSO, which measures the collections turnover of both billed and unbilled receivables, was 79 days as of December 30, 2016 remaining flat with the 79 days as of June 30, 2016, and increased slightly from 78 days when compared to December 25, 2015. Our goal is to maintain DSO at less than 82 days.

Net cash used in investing activities decreased by $121.3 million, or 98.5%, to $1.9 million for the six months ended December 30, 2016, compared to $123.1 million of cash used for the same period of the prior year. The decrease was primarily attributable to $119.6 million utilized for the acquisition of Oil and Gas in the prior year period.

Net cash used in financing activities increased by $90.3 million, or 110.3%, to $8.4 million for the six months ended December 30, 2016, compared to $81.8 million of cash provided in the same period of the prior year. The change was directly attributable our Term Loan and Revolving Credit Facility drawn to fund the acquisition of Oil and Gas in the prior year period.

Long-Term Debt

Revolving Credit Facility and Term Loan

See a discussion of our credit facility (the "Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

The actual results as compared to the covenant requirements under the Credit Agreement as of December 30, 2016 for the measurement periods described below are as follows (in thousands):

Financial Covenant	Measurement Period	Actual	Required
Maximum leverage ratio	Trailing 12 Months	1.40	Not to exceed	3.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 Months	4.17	Must exceed	1.25 to 1.00

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the Company's quarter ended December 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRC COMPANIES, INC.

February 2, 2017	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)