Form 10-Q
period 2017-03-31
TRC COMPANIES INC /DE/
filed 2017-05-04
CIK 103096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
		(Do not check if a smaller reporting company)	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         YES [ ] NO [X]
On April 20, 2017 there were 31,623,879 shares of the registrant's common stock, $.10 par value, outstanding.

TRC COMPANIES, INC.
CONTENTS OF QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2017

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Gross revenue	$189,724	$158,130	$569,237	$451,332
Less subcontractor costs and other direct reimbursable charges	60,999	36,877	188,851	118,534
Net service revenue	128,725	121,253	380,386	332,798
Interest income from contractual arrangements	20	27	116	69
Insurance recoverables and other income	1,140	146	2,421	1,919
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	107,071	104,030	316,360	280,690
General and administrative expenses	11,290	9,523	33,171	24,690
Acquisition and integration expenses	—	1,606	—	3,724
Goodwill impairment	—	24,465	—	24,465
Depreciation	1,701	1,942	5,243	5,070
Amortization	2,813	3,162	8,146	5,078
Total operating costs and expenses	122,875	144,728	362,920	343,717
Operating income (loss)	7,010	(23,302)	20,003	(8,931)
Interest income	391	189	955	326
Interest expense	(1,201)	(1,073)	(2,887)	(1,562)
Income (loss) from operations before taxes	6,200	(24,186)	18,071	(10,167)
Income tax (provision) benefit	(1,663)	9,954	(5,867)	4,358
Net income (loss)	4,537	(14,232)	12,204	(5,809)
Net income applicable to noncontrolling interest	(39)	(65)	(69)	(59)
Net income (loss) applicable to TRC Companies, Inc.	$4,498	$(14,297)	$12,135	$(5,868)

Basic earnings per common share	$0.14	$(0.46)	$0.39	$(0.19)
Diluted earnings per common share	$0.14	$(0.46)	$0.38	$(0.19)

Weighted-average common shares outstanding:
Basic	31,605	31,045	31,401	30,886
Diluted	32,248	31,045	31,937	30,886

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Net income (loss)	$4,537	$(14,232)	$12,204	$(5,809)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale securities	(4)	5	(96)	(18)
Tax effect on unrealized (loss) gain on available-for-sale securities	2	(2)	37	8
Reclassification for loss (gain) on available-for-sale securities included in net income	—	2	—	32
Tax effect on realized (gain) loss on available-for-sale securities	—	(1)	—	(13)
Total other comprehensive (loss) income	(2)	4	(59)	9
Comprehensive income (loss)	4,535	(14,228)	12,145	(5,800)
Comprehensive income attributable to noncontrolling interests	(39)	(65)	(69)	(59)
Comprehensive income (loss) attributable to TRC Companies, Inc.	$4,496	$(14,293)	$12,076	$(5,859)

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,211	$18,804
Restricted cash	16,760	71
Accounts receivable, less allowance for doubtful accounts	183,069	149,280
Insurance recoverable - environmental remediation	47,410	49,934
Restricted investments	5,863	5,959
Income taxes refundable	—	75
Prepaid expenses and other current assets	22,253	24,122
Total current assets	281,566	248,245
Property and equipment	72,971	74,053
Less accumulated depreciation and amortization	(51,747)	(51,593)
Property and equipment, net	21,224	22,460
Goodwill	91,054	75,337
Intangible assets, net	48,515	45,969
Deferred income tax assets	24,685	26,239
Long-term restricted investments	17,010	18,420
Long-term prepaid insurance	21,838	23,425
Other assets	14,731	18,383
Total assets	$520,623	$478,478
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$10,783	$18,339
Accounts payable	45,429	29,311
Accrued compensation and benefits	46,788	48,485
Deferred revenue	14,659	15,363
Environmental remediation liabilities	8,640	8,654
Income taxes payable	649	265
Other accrued liabilities	83,915	58,026
Total current liabilities	210,863	178,443
Non-current liabilities:
Long-term debt, net of current portion	80,056	79,243
Long-term income taxes payable	939	2,204
Deferred revenue	59,595	65,340
Environmental remediation liabilities	395	433
Total liabilities	351,848	325,663
Commitments and contingencies
Equity:
Common stock, $.10 par value; 40,000,000 shares authorized, 31,623,496 and 31,620,014 shares issued and outstanding, respectively, at March 31, 2017, and 31,087,084 and 31,083,602 shares issued and outstanding, respectively, at June 30, 2016	3,162	3,109
Additional paid-in capital	198,918	195,156
Accumulated deficit	(33,763)	(45,898)
Accumulated other comprehensive loss	(130)	(71)
Treasury stock, at cost	(33)	(33)
Total stockholders' equity applicable to TRC Companies, Inc.	168,154	152,263
Noncontrolling interest	621	552
Total equity	168,775	152,815
Total liabilities and equity	$520,623	$478,478

See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2017	March 25, 2016
Cash flows from operating activities:
Net income (loss)	$12,204	$(5,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	13,389	10,148
Amortization of debt issuance costs	811	302
Stock-based compensation expense	5,529	4,278
Provision for doubtful accounts	799	—
Goodwill impairment	—	24,465
Deferred income taxes	1,591	(8,246)
Other non-cash items	(286)	483
Changes in operating assets and liabilities:
Accounts receivable	(23,157)	19,581
Insurance recoverable - environmental remediation	2,524	2,182
Income taxes	(3,383)	(2,443)
Restricted investments	761	1,184
Prepaid expenses and other current assets	1,591	(6,147)
Long-term prepaid insurance	1,587	1,671
Other assets	4,745	3,411
Accounts payable	15,132	(1,889)
Accrued compensation and benefits	(3,698)	(6,897)
Deferred revenue	(6,449)	(2,739)
Environmental remediation liabilities	(52)	(54)
Other accrued liabilities	1,653	(3,006)
Net cash provided by operating activities	25,291	30,475
Cash flows from investing activities:
Additions to property and equipment	(3,845)	(6,547)
Withdrawals from restricted investments	653	858
Acquisition of businesses, net of cash acquired	(19,087)	(119,600)
Proceeds from sale of fixed assets	302	73
Net cash used in investing activities	(21,977)	(125,216)
Cash flows from financing activities:
Borrowings under revolving credit facility	71,375	27,000
Repayments under revolving credit facility	(6,000)	(27,000)
Payments on long-term debt and other	(14,432)	(9,101)
Payments on capital lease obligations	—	(166)
Proceeds from long-term debt and other	4,865	6,523
Proceeds from term loan	—	75,000
Repayments of term loan debt	(72,187)	—
Payments of issuance costs on credit facility	(697)	(3,248)
Net working capital and additional cash payments on acquisitions	2,957	(1,132)
Shares repurchased to settle tax withholding obligations	(2,426)	(2,906)
Acquisition of non-controlling interest	—	(90)
Excess tax benefit from stock-based awards	—	1,473
Proceeds from exercise of stock options	638	212
Net cash (used in) provided by financing activities	(15,907)	66,565
Increase (decrease) in cash and cash equivalents	(12,593)	(28,176)
Cash and cash equivalents, beginning of period	18,804	37,296
Cash and cash equivalents, end of period	$6,211	$9,120
Supplemental cash flow information:
Non-cash consideration for business acquired	$8,500	$7,500
See accompanying notes to condensed consolidated financial statements.

TRC COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2015	30,486	$3,049	$191,321	$(45,939)	$(88)	3	$(33)	$148,310	$(395)	$147,915

Net income (loss)	—	—	—	(5,868)	—	—	—	(5,868)	59	(5,809)
Other comprehensive income	—	—	—	—	9	—	—	9	—	9
Exercise of stock options	31	3	208	—	—	—	—	211	—	211
Stock-based compensation	824	82	4,196	—	—	—	—	4,278	—	4,278
Shares repurchased to settle tax withholding obligations	(290)	(29)	(2,877)	—	—	—	—	(2,906)	—	(2,906)
Directors' deferred compensation	6	1	62	—	—	—	—	63	—	63
Acquisition of non-controlling interest	—	—	(948)	—	—	—	—	(948)	895	(53)
Stock-based compensation income tax benefits	—	—	1,326	—	—	—	—	1,326	—	1,326
Balances as of March 25, 2016	31,057	$3,106	$193,288	$(51,807)	$(79)	3	$(33)	$144,475	$559	$145,034

	TRC Companies, Inc. Stockholders' Equity
					Accumulated			Total
	Common Stock		Additional		Other	Treasury Stock		TRC	Non-
	Number		Paid-in	Accumulated	Comp.	Number		Stockholders'	Controlling	Total
	of Shares	Amount	Capital	Deficit	Loss	of Shares	Amount	Equity	Interest	Equity
Balances as of July 1, 2016	31,087	$3,109	$195,156	$(45,898)	$(71)	3	$(33)	$152,263	$552	$152,815

Net income	—	—	—	12,135	—	—	—	12,135	69	12,204
Other comprehensive loss	—	—	—	—	(59)	—	—	(59)	—	(59)
Exercise of stock options	71	7	631	—	—	—	—	638	—	638
Stock-based compensation	748	74	5,455	—	—	—	—	5,529	—	5,529
Shares repurchased to settle tax withholding obligations	(292)	(29)	(2,397)	—	—	—	—	(2,426)	—	(2,426)
Directors' deferred compensation	9	1	73	—	—	—	—	74	—	74
Balances as of March 31, 2017	31,623	$3,162	$198,918	$(33,763)	$(130)	3	$(33)	$168,154	$621	$168,775

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
Recent Developments
On March 30, 2017, the Company. entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Bolt Infrastructure Parent, Inc., a Delaware corporation ("Parent"), and Bolt Infrastructure Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of New Mountain Partners IV, L.P., a fund affiliated with New Mountain Capital, L.L.C. ("New Mountain Capital").
The Merger Agreement provides that at the effective time of the Merger (the "Effective Time"), each share of common stock, par value $0.10 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than shares (i) owned by the Company, Parent or Merger Sub or (ii) held by a stockholder who is entitled to, but did not vote in favor of the Merger (or consent thereto in writing) and is entitled to demand and properly demands appraisal of such shares) will be automatically converted into the right to receive cash in an amount per share (subject to any applicable withholding tax) equal to $17.55 per share, without interest (the "Merger Consideration"). The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251 of the Delaware General Corporation Law.
In addition, immediately prior to the Effective Time, unless otherwise agreed between a participant and Parent, each outstanding unvested and unexercised Company stock option will become immediately vested and exercisable in full and, at the Effective Time, each outstanding Company stock option, whether or not vested, that remains outstanding and unexercised as of immediately prior to the Effective Time (including each stock option that becomes vested and exercisable pursuant to the previous clause) will be canceled and converted into the right to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of the excess, if any, of the Merger Consideration over the exercise price of such option and the number of shares of Company common stock underlying such option. Further, at the Effective Time, unless otherwise agreed between a participant and Parent, each restricted stock award, restricted stock unit and performance stock unit (the "Restricted Awards"), under any Company equity plan will become immediately vested (and, in the case of performance stock units, such vesting will be in the amounts corresponding to actual achievement of applicable performance goals thereto, which in the event that the closing of the Merger shall occur prior to June 30, 2017, will be determined in good faith by the Compensation Committee of the Board, by assuming achievement of performance goals for any portion of the applicable performance period that has not been completed as of the closing of the Merger taking into account historical levels of performance with respect to the applicable performance goals) and all restrictions thereupon shall lapse, and such Restricted Awards will be canceled in exchange for and converted into the right to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of the number of shares of Company common stock subject to such Restricted Award and the Merger Consideration following the Effective Time.
The Board of Directors of the Company (the "Board") has unanimously (1) determined that the Merger and the other transactions contemplated by the Merger Agreement are advisable and fair to, and in the best interests of, the Company and its stockholders, (2) adopted, approved and declared advisable the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger and (3) resolved to recommend that the Company's stockholders approve the Merger Agreement and the Merger and other transactions contemplated by the Merger Agreement.
Stockholders of the Company will be asked to vote on the approval of the Merger Agreement and the Merger at a special stockholders meeting that will be held on a date to be announced. The closing of the Merger is subject to various closing conditions, including (1) approval of the Merger Agreement by the affirmative vote by stockholders of outstanding shares of common stock of the Company representing at least a majority of all votes entitled to be cast thereupon by stockholders of the outstanding Company common stock (the "Requisite Stockholder Approval"), (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR ACT"), (3) the absence of any statute, rule or regulation prohibiting or making illegal the consummation of the merger or order or injunction preventing the consummation of the Merger, (4) the accuracy of each party's representations and warranties (subject to certain materiality qualifiers), (5) each party's performance in all material respects of its obligations under the Merger Agreement and (6) no Material Adverse Effect (as defined in the Merger Agreement) having occurred with respect to the Company. The Merger is not subject to any financing condition. On April 25, 2017, the U.S. Federal Trade Commission granted early termination of the 30-day waiting period under the HSR Act, with respect to the proposed Merger. The grant of early termination has the effect of satisfying the HSR Act condition under the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants of the parties. The Company has agreed, subject to the terms of the Merger Agreement, to various covenants and agreements, including, among others: (i) to continue to conduct its and its subsidiaries business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time and not to engage in certain kinds of transactions during this period; (ii) to cooperate in seeking regulatory approvals; (iii) to promptly call a special stockholders meeting to vote on the Merger Agreement and the Merger; and (iv) to cease all existing, and not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of the Board.
The Merger Agreement contains certain customary termination rights for the Company and Parent. Subject to certain limitations, the Merger Agreement may be terminated by either Parent or the Company if (i) agreed to in writing by Parent and the Company; (ii) the Merger is not consummated on or before July 31, 2017; (iii) the Merger becomes subject to a final, non-appealable order, decree or ruling in each case permanently restraining, enjoining or otherwise prohibiting the Merger or the other transactions contemplated by the Merger Agreement; (iv) the Requisite Stockholder Approval is not obtained following a vote of stockholders taken thereon; or (v) there has been a breach of any of the other party's representations, warranties, covenants or agreements contained in the Merger Agreement such that the applicable condition to closing would not be satisfied. In addition, and also subject to certain limitations, (a) Parent may terminate the Merger Agreement prior to obtaining the Requisite Stockholder Approval, if a Change of Recommendation (as defined in the Merger Agreement) has occurred or if the Company has otherwise materially breached its obligations relating to the solicitation of proposals from third parties, and (b) subject to the Company's compliance with certain provisions contained in the Merger Agreement, prior to the Requisite Stockholder Approval, the Company may terminate the Merger Agreement to enter into an acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement).
Upon termination of the Merger Agreement under specified circumstances, including with respect to the Company's entry into an agreement with respect to a Superior Proposal, the Company will be required to pay Parent a termination fee of $19,380.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017. Additional information about the Merger and the Merger Agreement is set forth in the Company’s Current Reports on Form 8-K filed with the SEC on March 31, 2017, April 19, 2017 and April 26, 2017, and in the Company’s preliminary proxy statement filed with the SEC on April 25, 2017.

Note 2. New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
In March 2016, the FASB issued an accounting standards update which simplifies employee share-based payment accounting. This standard simplifies the income tax consequences, accounting for forfeitures and classification on the statement of cash flows. The standard requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. The standard also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, entities will be allowed to withhold an amount up to the employees’ maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard effective for its first quarter of fiscal 2017. The impact of the early adoption resulted in the following:

•
The Company recorded a net tax benefit of $0 and $21 within income tax expense for the three and nine months ended March 31, 2017, respectively, related to net tax windfalls on share based awards. Prior to adoption this amount would have been recorded as an increase of capital in excess of par value. This change could create volatility in the Company's effective tax rate.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three and nine months ended March 31, 2017. This increased diluted weighted average common shares outstanding by 188 and 119 shares, respectively, for the periods.

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
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB further clarified the implementation guidance on principal versus agent considerations. The new standard will be effective for the Company's fiscal year beginning July 1, 2018. Early adoption is permitted under this standard for annual periods beginning after December 15, 2016, and it is to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the standard will have on its condensed consolidated financial statements. The Company has developed a project plan that includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, is currently in process. Phase two, which began during the third quarter of fiscal 2017, includes conversion activities, such as establishing policies, identifying system impacts and understanding the initial financial impact this standard update will have. Phase three, which is expected to begin during the first quarter of fiscal 2018, will include integrating the standard update into financial reporting processes and systems, and developing a more robust understanding of the financial impact of this standard update on the Company's condensed consolidated financial statements. The Company anticipates that the transition to the new standard could have a material impact on its consolidated financial statements but will be unable to quantify that impact until the third phase of the project has been completed. The Company expects the cost of the activities it is undertaking to transition to the new standard will result in an increase in general and administrative expenses in fiscal 2017 and 2018.

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
The following tables present the level within the fair value hierarchy at which the Company's financial assets and certain liabilities were measured on a recurring basis as of March 31, 2017 and June 30, 2016:
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2017

	Level 1	Level 2	Level 3	Total

Restricted investments:
Mutual funds	$50	$—	$—	$50
Certificates of deposit	—	104	—	104
Municipal bonds	—	530	—	530
Corporate bonds	—	255	—	255
U.S. Government bonds	—	216	—	216
U.S. Treasury Notes	1,936	—	—	1,936
Money market accounts and cash deposits	6,269	—	—	6,269
Total assets	$8,255	$1,105	$—	$9,360

Contingent consideration	$—	$—	$854	$854
Total liabilities	$—	$—	$854	$854
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016

	Level 1	Level 2	Level 3	Total
Restricted investments:
Mutual funds	$71	$—	$—	$71
Certificates of deposit	—	107	—	107
Municipal bonds	—	547	—	547
Corporate bonds	—	439	—	439
U.S. Government bonds	—	219	—	219
U.S. Treasury Notes	2,009	—	—	2,009
Money market accounts and cash deposits	6,476	—	—	6,476
Total assets	$8,556	$1,312	$—	$9,868

Contingent consideration	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233
A majority of the Company's investments are priced by pricing vendors and are generally Level 1 or Level 2 investments, as these vendors either provide a quoted market price in an active market or use observable input for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by the pricing vendors, or when a broker price is more reflective of fair value in the market in which the investment trades. The Company's broker priced investments are classified as Level 2 investments because the broker prices the investment based on similar assets without applying significant adjustments. The Company's restricted investment financial assets as of March 31, 2017 and June 30, 2016 are included within current and long-term restricted investments on the condensed consolidated balance sheets.
The Company's long-term debt is not measured at fair value in the condensed consolidated balance sheets. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available: Level 2 of the fair value hierarchy.  At March 31, 2017 and June 30, 2016 the fair value of the Company's debt was not materially different than its carrying value.
Reclassification adjustments for realized gains or losses from available for sale restricted investment securities out of accumulated other comprehensive income are included in the condensed consolidated statements of operations within the insurance recoverables and other income line item.
The Company's contingent consideration liabilities, included in other accrued liabilities on the condensed consolidated balance sheets, are associated with the acquisitions made in the fiscal years ended June 30, 2015 and June 30, 2017. The liabilities are measured at fair value using a probability weighted average of the potential payment outcomes that would occur should certain contract metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the achievement of the metrics to evaluate the fair value of these liabilities. As such, the contingent consideration is classified within Level 3 as described below.
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

Contingent consideration balance at July 1, 2016	$233
Additions for fiscal year 2017 acquisitions	599
Increase in liability related to re-measurement of fair value	22
Contingent consideration balance at March 31, 2017	$854

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

Stock-based awards under the Plans consist of stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's") and performance stock units ("PSU's"). As of March 31, 2017, 2,025 shares remained available for grants under the 2007 Plan.

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

During the three and nine months ended March 31, 2017 and March 25, 2016, the Company recognized stock-based compensation expense in cost of services ("COS") and general and administrative expenses within the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Cost of services	$733	$794	$2,722	$2,243
General and administrative expenses	1,053	704	2,807	2,035
Total stock-based compensation expense	$1,786	$1,498	$5,529	$4,278

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated grant date fair value for stock options. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the employee stock options. The average expected life is based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The Company estimates the volatility of its stock using historical volatility in accordance with current accounting guidance. Management determined that historical volatility of TRC common stock is most reflective of market conditions and the best indicator of expected volatility. The dividend yield assumption is based on the Company's historical and expected dividend payouts. There were no stock options granted during the nine months ended March 31, 2017 and March 25, 2016.

A summary of stock option activity for the nine months ended March 31, 2017 under the Plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding options as of June 30, 2016 (85 exercisable)	85	$8.28
Options exercised	(72)	$8.96
Options expired	(1)	$9.80
Outstanding options as of March 31, 2017	12	$4.20	1.3	$162
Options exercisable as of March 31, 2017	12	$4.20	1.3	$162
Options vested and expected to vest as of March 31, 2017	12	$4.20	1.3	$162

The aggregate intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or as of March 31, 2017 (for outstanding options), less the applicable exercise price. The closing price of the Company's common stock on the New York Stock Exchange was $17.45 as of March 31, 2017. The total intrinsic value of options exercised for the nine months ended March 31, 2017 and March 25, 2016 was $55 and $124, respectively. The total proceeds received from option exercises for the nine months ended March 31, 2017 and March 25, 2016 was $638 and $212, respectively.

Restricted Stock Awards

Compensation expense for RSA's is recognized ratably over the vesting term, which is generally four years. The fair value of the RSA's is determined based on the closing market price of the Company's common stock on the grant date. There were no non-vested RSA's as of March 31, 2017. There were no RSA's granted during the nine months ended March 31, 2017. As of March 31, 2017, there was no unrecognized compensation expense related to unvested RSA's under the Plans.

Restricted Stock Units

Compensation expense for RSU's is recognized ratably over the vesting term, which is generally four years. The fair value of RSU's is determined based on the closing market price of the Company's common stock on the grant date.

A summary of non-vested RSU activity for the nine months ended March 31, 2017 is as follows:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Non-vested units as of June 30, 2016	904	$8.24
Units granted	595	$6.78
Units vested	(370)	$8.18
Units forfeited	(33)	$10.14
Non-vested units as of March 31, 2017	1,096	$7.41

RSU grants totaled 0 and 595 shares with a total weighted-average grant date fair value of $0 and $4,036 during the three and nine months ended March 31, 2017. RSU grants totaled 170 and 440 shares with a total weighted-average grant date fair value of $1,086 and $4,112 during the three and nine months ended March 25, 2016. The total fair value of RSU's vested during the three and nine months ended March 31, 2017 was $352 and $3,153, respectively. The total fair value of RSU's vested during the three and nine months ended March 25, 2016 was $112 and $4,058, respectively.

As of March 31, 2017, there was $6,721 of total unrecognized compensation expense related to unvested RSU's under the Plans, and this expense is expected to be recognized over a weighted-average period of 2.7 years.

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

The number of PSU's earned is determined based on the Company's performance against predefined targets. The range of payout is zero to 150% of the number of granted PSU's. The number of PSU's earned is determined based on actual performance at the end of the performance period. PSU grants totaled 568 and 413 with a total weighted-average grant date fair value of $3,152 and $3,697 during the nine months ended March 31, 2017 and March 25, 2016, respectively. The total fair value of PSU's vested during the nine months ended March 31, 2017, was $3,107. The total fair value of PSU's vested during the nine months ended March 25, 2016, was $4,097.

At March 31, 2017, there was $5,203 of total unrecognized compensation expense related to non-vested PSU's; this expense is expected to be recognized over a weighted-average period of 2.4 years.

A summary of non-vested PSU activity for the nine months ended March 31, 2017 is as follows:

				Weighted-
	PSU		Total	Average
	Original	PSU	PSU	Grant Date
	Awards	Adjustments (1)	Awards	Fair Value
Non-vested units as of June 30, 2016	895	—	895	$8.74
Units granted	512	56	568	$6.15
Units vested	(320)	(56)	(376)	$7.75
Units forfeited	(91)	—	(91)	$9.68
Non-vested units as of March 31, 2017	996	—	996	$7.59

(1)	Represents the additional number of PSU's issued based on the final performance condition achieved at the end of the respective performance period.

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

The following table sets forth the computations of basic and diluted EPS for the three and nine months ended March 31, 2017 and March 25, 2016:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Net income (loss) applicable to TRC Companies, Inc.	$4,498	$(14,297)	$12,135	$(5,868)

Basic weighted-average common shares outstanding	31,605	31,045	31,401	30,886
Effect of dilutive stock options, RSA's, RSU's and PSU's	643	—	536	—
Diluted weighted-average common shares outstanding	32,248	31,045	31,937	30,886

Earnings per common share applicable to TRC Companies, Inc.
Basic earnings per common share	$0.14	$(0.46)	$0.39	$(0.19)
Diluted earnings per common share	$0.14	$(0.46)	$0.38	$(0.19)
Anti-dilutive stock options, RSA's, RSU's and PSU's, excluded from the calculation	965	1,916	1,071	1,916

Note 6. Accounts Receivable

The current portion of accounts receivable as of March 31, 2017 and June 30, 2016, were comprised of the following:

	March 31, 2017	June 30, 2016
Billed	$114,161	$90,194
Unbilled	72,735	64,954
Retainage	4,326	2,429
Total accounts receivable - gross	191,222	157,577
Less allowance for doubtful accounts	(8,153)	(8,297)
Total accounts receivable, less allowance for doubtful accounts	$183,069	$149,280

Note 7. Other Accrued Liabilities

As of March 31, 2017 and June 30, 2016, other accrued liabilities were comprised of the following:

	March 31, 2017	June 30, 2016
Contract costs	$40,471	$40,343
Legal accruals	8,909	5,232
Lease obligations	5,316	5,564
Efficiency rebates payable	16,731	25
Other	12,488	6,862
Total other accrued liabilities	$83,915	$58,026

Note 8. Business Acquisitions, Goodwill and Other Intangible Assets

Fiscal 2017 Acquisition

On March 31, 2017, the Company acquired all of the outstanding stock of CALTROP Corp. (“Caltrop”), headquartered in Riverside, California. Caltrop provides engineering, construction management and inspection services to customers in the transportation infrastructure market. The initial purchase price of $28,177 consisted of cash of $16,310 payable at closing, a three-year subordinated promissory note in the principal amount of $8,500, and an estimated net working capital payment due of $3,367. Goodwill of $15,717, none of which is expected to be tax deductible, and other intangible assets of $7,600 were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The estimated fair values of assets and liabilities of the Caltrop acquisition have been recorded in the Infrastructure operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to the Company's condensed consolidated balance sheets and results of operations.

Fiscal 2016 Acquisition

On November 30, 2015, the Company acquired the Professional Services business of Willbros Group ("Willbros" or "Oil and Gas") in an all cash transaction. The $124,498 purchase price consisted of (i) an initial cash payment of $119,955 paid at closing, and, (ii) a second cash payment due of $7,500 payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of a working capital adjustment due from Willbros of $2,957. The second cash payment was made in two tranches, with $2,354 paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement. Goodwill of $60,294, all of which is expected to be tax deductible, and other intangible assets of $44,500 were recorded as a result of this acquisition.

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

Nine Months Ended
March 25, 2016
Gross revenue	$526,384
Net service revenue	$383,374
Net income applicable to TRC Companies, Inc.	$(8,368)

Basic earnings per common share	$(0.27)
Diluted earnings per common share	$(0.27)

Goodwill

The Company assesses goodwill for impairment on an annual basis as of each fiscal April period end, or at an interim date when events or changes in the business environment would more likely than not reduce the fair value of a reporting unit below its carrying value. As of March 31, 2017, the Company had $91,054 of goodwill, and does not believe there were any events or changes in circumstances since the last goodwill assessment as of April 29, 2016 that would indicate the fair value of goodwill was more likely than not reduced to below its carrying value. Accordingly, goodwill was not tested for impairment during the current fiscal quarter.

The carrying amount of goodwill for the nine months ended March 31, 2017 by operating segment are as follows:

	Gross				Gross
	Balance,	Accumulated	Balance,		Balance,	Accumulated	Balance,
	July 1,	Impairment	July 1,	Additions /	March 31,	Impairment	March 31,
Operating Segment	2016	Losses	2016	Adjustments	2017	Losses	2017
Power	$28,506	$(14,506)	$14,000	$—	$28,506	$(14,506)	$14,000
Environmental	40,889	(17,865)	23,024	—	40,889	(17,865)	23,024
Infrastructure	7,224	(7,224)	—	15,717	22,941	(7,224)	15,717
Oil and Gas	60,294	(21,981)	38,313	—	60,294	(21,981)	38,313
	$136,913	$(61,576)	$75,337	$15,717	$152,630	$(61,576)	$91,054

Other Intangible Assets

Identifiable intangible assets as of March 31, 2017 and June 30, 2016 are included in intangible assets, net on the condensed consolidated balance sheets and were comprised of:

	March 31, 2017			June 30, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Identifiable intangible assets	Amount	Amortization	Amount	Amount	Amortization	Amount
With determinable lives:
Customer relationships	$67,210	$(22,276)	$44,934	$59,218	$(14,933)	$44,285
Contract backlog	2,700	(278)	2,422	900	(525)	375
Technology	1,000	(267)	733	1,000	(117)	883
	70,910	(22,821)	48,089	61,118	(15,575)	45,543
With indefinite lives:
Engineering licenses	426	—	426	426	—	426
	$71,336	$(22,821)	$48,515	$61,544	$(15,575)	$45,969

Identifiable intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Identifiable intangible assets with determinable lives are being amortized over a weighted-average period of approximately 7 years. The weighted-average period of amortization is approximately 7 years for customer relationship assets. The amortization of intangible assets for the three and nine months ended March 31, 2017 was $2,813 and $8,146. The amortization of intangible assets for the three and nine months ended March 25, 2016 was $3,162 and $5,078.

Estimated amortization expense of intangible assets for the remainder of fiscal year 2017 and succeeding fiscal years is as follows:

Fiscal Year	Amount
2017	$3,191
2018	12,368
2019	10,103
2020	9,146
2021	8,574
2022 and Thereafter	4,707
Total	$48,089

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated by the Company to determine if an impairment charge is required. The Company performed its most recent annual impairment assessment as of April 29, 2016, which resulted in no impairments to intangible assets. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended March 31, 2017, and therefore intangible assets were not tested for impairment.

Note 9. Long-Term Debt and Capital Lease Obligations

FY2017 Revolving Credit Facility

On January 31, 2017, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. as lender, LC issuer, administrative agent, sole lead arranger, and sole book runner; BMO Harris Bank, N.A. as lender, LC issuer and syndication agent; KeyBank, N.A. as lender and documentation agent, and five other banks as lenders. The Credit Agreement provides the Company with a $250,000 five-year secured revolving credit facility (“Revolving Facility”) with a sublimit of $15,000 available for the issuance of letters of credit. The Credit Agreement replaced the Company’s prior credit facility with Citizens Bank, N.A. (the “Prior Credit Agreement”) converting the existing amortizing term loan and revolving borrowing structure to a non-amortizing, fully revolving format. The Revolving Facility will be available for working capital and general corporate purposes as permitted under the Credit Agreement. The Credit Agreement includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Credit Agreement, the amount of the Revolving Facility may be increased through incremental revolving commitments, subject to a cap of an additional $75,000. The commitments under the Credit Agreement may be reduced, in whole or in part, without premium or penalty. Any borrowings outstanding under the Credit Agreement will mature on January 31, 2022.

Amounts outstanding under the Credit Agreement bear interest at the Base Rate (as defined, generally the prime rate) plus a margin of 0.50% to 1.75%, or at the Eurodollar Rate (as defined, generally the Libor rate) plus a margin of 1.50% to 2.75%, based on the Company's Leverage Ratio (as defined). In addition to these borrowing rates, there is a commitment fee which ranges from 0.20% to 0.50% (based on the Leverage Ratio) on any unused commitments. The applicable fees for issuance of letters of credit under the Revolving Facility is a range of 1.50% to 2.75%, also based on the Leverage Ratio.

The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The Credit Agreement also contains cross-default provisions which become effective if the Company defaults on other indebtedness.
The Credit Agreement contains customary restrictive covenants that limit the Company's ability to, among other things: incur additional indebtedness or enter into guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on its assets; sell its assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. Under the Credit Agreement the Company is required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 3.00 to 1.00.
On January 31, 2017 the Company utilized $15,000 of cash on hand to pay down the existing $69,375 of Term Loan borrowings outstanding under the Prior Credit Agreement, resulting in an initial $54,375 borrowed under the Credit Agreement's Revolving Facility.

At March 31, 2017, the Company had $65,375 outstanding under the Credit Agreement. Funds available to borrow under the Credit Agreement, after consideration of letters of credit outstanding, were $86,306 at March 31, 2017.

In accounting for the transaction costs incurred in conjunction with the Credit Agreement, an additional $755 was capitalized, the Company carried forward $2,278 total costs incurred from Prior Credit Agreement, and immediately expensed $293 for costs associated with a non-participating lender. The March 31, 2017 balance of $2,932 will be amortized ratably over the term of the Credit Agreement.

FY2016 Revolving Credit Facility

On November 30, 2015, the Company entered into a five-year credit agreement (the “Prior Credit Agreement”) with Citizens Bank, N.A. as lender, LC issuer, administrative agent, sole lead arranger, and sole book runner; BMO Harris Bank, N.A. as lender, LC issuer and syndication agent; KeyBank, N.A. as lender and document agent, and five other banks as lenders. The Prior Credit Agreement provided the Company with an aggregate borrowing capacity of $175,000, consisting of a $100,000 five-year secured revolving credit facility (“Prior Revolving Facility”) with a sub-limit of $15,000 available for the issuance of letters of credit, as well as a five-year secured $75,000 term loan (“Term Loan”).

The proceeds of the Term Loan, together with cash on hand and proceeds from borrowing under the Prior Revolving Facility, were used to pay the purchase price for Willbros Professional Services ("Oil and Gas") and to fund transaction costs incurred in connection with the Oil and Gas acquisition. The Prior Revolving Facility also is available for working capital and general corporate purposes. The Prior Revolving Facility included borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Prior Revolving Facility were subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. The Company could request an increase in the amount of the Credit Agreement up to an additional $75,000, through additional term or revolving loans.

Borrowings outstanding under the Prior Revolving Facility would have matured on November 30, 2020. The Term Loan amortized in quarterly installments payable on the last day of each March, June, September, and December, commencing on March 31, 2016 in amounts equal to 1.875% of the term loan made or outstanding, with the balance payable on November 30, 2020 (the "Term Loan Maturity Date"). In addition, the Company was required, subject to certain exceptions, to make payments on the Term Loan (a) based on a stated percentage of Excess Cash Flow, either 50% or 0% depending on whether the Company's consolidated leverage is above or below 2 times adjusted EBITDA as defined in the Prior Credit Agreement, (b) in an amount of 100% of net cash proceeds from asset sales subject to certain reinvestment rights, (c) in an amount of 100% of net cash proceeds of any issuance of debt other than debt permitted to be incurred under the Prior Credit Agreement, and (d) in an amount of 100% of net cash proceeds from events of loss subject to certain reinvestment rights. The borrowings under the Prior Credit Agreement could be reduced, in whole or in part, without premium or penalty.

Amounts outstanding under the Prior Credit Agreement bore interest at the Base Rate (as defined, generally the prime rate) plus a margin of 0.50% to 1.25%, or at the Eurodollar Rate (as defined, generally the LIBOR rate) plus a margin of 1.50% to 2.25%, based on the Company's Leverage Ratio (as defined). In addition to these borrowing rates, there was a commitment fee which ranged from 0.20% to 0.375% on any unused commitments. The applicable fees for issuance of letters of credit under the Prior Revolving Facility was a range from 1.50% to 2.25%.

The Company’s obligations under the Prior Credit Agreement were secured by a pledge of substantially all of its assets and guaranteed by its principal operating subsidiaries. The Prior Credit Agreement also contained cross-default provisions which became effective if the Company defaulted on other indebtedness.

The Prior Credit Agreement contained various customary restrictive covenants that limited the Company's ability to, among other things: incur additional indebtedness including guarantees; enter into sale/leaseback transactions; make investments, loans or acquisitions; grant or incur liens on its assets; sell its assets; engage in mergers, consolidations, liquidations or dissolutions; engage in transactions with affiliates; and make restricted payments. Under the Prior Credit Agreement the Company was required to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 and to not permit its leverage ratio to exceed 3.00 to 1.00. The Credit Agreement also limited the payment of cash dividends to $10,000 in aggregate during its term.

On November 30, 2015, the Company borrowed $102,000 under the Credit Agreement to partially fund the Oil and Gas acquisition. The borrowing was comprised of a full borrowing of the $75,000 term loan and a $27,000 borrowing under the Prior Revolving Facility. Borrowings under the Term Loan bore interest at a stated rate of 2.11% and had an effective interest rate of 2.15% when paid in full at January 31, 2017.

Contractor-owned, contractor-operated (CoCo) facility debt

As of March 31, 2017, the Company had approximately $16,922 of debt obligations ("CoCo" debt) assumed in the Oil and Gas acquisition, of which $6,766 was current.  A third party finance company had provided financing to Oil and Gas in conjunction with the construction of fueling facilities for the federal government pursuant to three government contracts. Upon acceptance of the constructed facilities, the federal government pays Oil and Gas in equal monthly installments over the subsequent five years. Therefore, as of March 31, 2017, the Company also had recorded approximately $16,922 of receivables which were acquired in the transaction, of which $6,766 was current. These amounts were recorded within other assets and represent the amount due from the federal government for the construction of the fueling facilities. As of March 31, 2017, the government has provided acceptance and final funding on all three contracts.

The principal amounts due under the Company’s remaining CoCo debt obligations as of March 31, 2017 for the remainder of fiscal year 2017 and succeeding fiscal years is as follows:

2017	$2,103
2018	5,734
2019	3,717
2020	3,980
2021	1,388
Total	$16,922

Other Notes Payable

In July 2016, the Company financed $3,838 of insurance premiums payable in seven equal monthly installments of $552 each, including a finance charge of 2.19%. As of March 31, 2017, the balance outstanding under this agreement was $0.

In conjunction with the Caltrop acquisition, the Company entered into a three-year subordinated promissory note in the principal amount of $8,500 bearing 3% interest, of which $4,000 is current.

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
WBA
Willbros Engineers LLC, which the Company acquired in fiscal 2016, was party to an option and service arrangement with the equity owners of WBA, a limited liability company. WBA is considered a VIE due to the lack of decision-making rights by its equity holders. The Company consolidates the operations of WBA, as it retains the contractual power to direct the activities of WBA which most significantly and directly impact its economic performance. The Company also has the obligation to absorb losses and the right to receive residual returns of WBA. The activity of WBA is not significant to the overall performance of the Company. The assets of WBA are available for the Company's general business use outside the context of WBA. In consolidation, as of March 31, 2017, $453 of cash and cash equivalents, $204 of accounts receivable and $5 of other current liabilities were attributable to WBA.
While the Company is currently in the process of winding down the operations of WBA, it has an obligation to fund operating activities not covered by WBA’s available cash and cash flow from operations. During fiscal year 2017, the Company provided $7 of financial support to WBA. The Company does not expect ongoing funding obligations to be material.

Note 11. Income Taxes

The Company's effective tax rate was approximately 32.6% and 42.6% for the nine months ended March 31, 2017 and March 25, 2016 respectively. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the nine months ended March 31, 2017 were the effect of state income taxes offset by tax benefits related to the U.S. Research and Development credit, U.S. Domestic Production Activities deduction and the effective settlement of uncertain tax positions. The primary reconciling items between the federal statutory rate of 35.0% and the Company's overall effective tax rate for the nine months ended March 25, 2016 were the effect of state income taxes offset by discrete tax benefits related to research and development tax credits and U.S. Domestic Production Activities.

As of March 31, 2017, the recorded liability for uncertain tax positions under the measurement criteria of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, was $939. The effective settlement of uncertain tax positions resulted in a decrease in the recorded liability of $1,344 during the nine months ended March 31, 2017, which resulted in a net decrease to the provision for income taxes of $294. The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.
As a result of the acquisition of Caltrop Corporation in the nine months ended March 31, 2017, the Company recorded a deferred tax liability of $2,577, primarily related to differences in the U.S. financial reporting and historical tax basis in intangible assets. In addition, the Company recorded an uncertain tax position liability of $62 for tax filings prior to the acquisition, this uncertain tax position liability was offset by an indemnity receivable.

As a result of the early adoption of ASU 2016-09 in the first quarter of fiscal 2017, excess tax benefits and tax deficiencies will be prospectively classified to the statement of operations instead of additional paid-in capital. The Company's effective tax rate for the nine months ended March 31, 2017 was not materially impacted by the adoption of ASU 2016-09. The Company recorded a net tax benefit of $21 during the nine months ended March 31, 2017 which decreased the provision for income taxes.
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

The following tables present summarized financial information for the Company's operating segments (for the periods noted below):

	Power	Environmental	Infrastructure	Oil & Gas	Total

Three months ended March 31, 2017:
Gross revenue	$69,074	$73,557	$18,518	$27,828	$188,977
Net service revenue	41,282	49,855	14,673	22,280	128,090
Segment profit	9,110	8,651	3,202	2,045	23,008
Depreciation	435	628	141	300	1,504
Amortization	608	237	—	1,842	2,687

Three months ended March 25, 2016:
Gross revenue	$46,280	$65,465	$18,721	$26,526	$156,992
Net service revenue	35,974	50,023	13,036	21,560	120,593
Segment profit (loss)	8,049	7,922	2,536	(3,128)	15,379
Acquisition and integration expense	—	—	—	1,171	1,171
Depreciation	473	615	119	519	1,726
Amortization	260	279	—	2,454	2,993

	Power	Environmental	Infrastructure	Oil & Gas	Total

Nine months ended March 31, 2017:
Gross revenue	$193,929	$227,655	$62,873	$81,949	$566,406
Net service revenue	118,670	149,074	45,922	64,951	378,617
Segment profit	26,578	26,887	10,984	4,883	69,332
Depreciation	1,316	1,929	418	963	4,626
Amortization	1,101	765	—	5,901	7,767

Nine months ended March 25, 2016:
Gross revenue	$133,556	$219,233	$60,998	$34,543	$448,330
Net service revenue	110,106	153,011	40,308	27,546	330,971
Segment profit (loss)	24,831	27,451	7,961	(4,289)	55,954
Acquisition and integration expense	—	—	—	1,171	1,171
Depreciation	1,431	1,877	341	786	4,435
Amortization	858	944	—	2,756	4,558

	Three Months Ended		Nine Months Ended
Gross revenue	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Gross revenue from reportable operating segments	$188,977	$156,992	$566,406	$448,330
Reconciling items (1)	747	1,138	2,831	3,002
Total consolidated gross revenue	$189,724	$158,130	$569,237	$451,332

Net service revenue
Net service revenue from reportable operating segments	$128,090	$120,593	$378,617	$330,971
Reconciling items (1)	635	660	1,769	1,827
Total consolidated net service revenue	$128,725	$121,253	$380,386	$332,798

Income (loss) from operations before taxes
Segment profit from reportable operating segments	$23,008	$15,379	$69,332	$55,954
Corporate shared services (2)	(13,889)	(11,898)	(42,804)	(32,434)
Goodwill impairment	—	(24,465)	—	(24,465)
Stock-based compensation expense	(1,786)	(1,498)	(5,529)	(4,278)
Unallocated acquisition and integration expenses	—	(435)	—	(2,553)
Unallocated depreciation and amortization	(323)	(385)	(996)	(1,155)
Interest income	391	189	955	326
Interest expense	(1,201)	(1,073)	(2,887)	(1,562)
Total consolidated income (loss) from operations before taxes	$6,200	$(24,186)	$18,071	$(10,167)

Acquisition and integration expenses
Acquisition and integration expenses from reportable operating segments	$—	$1,171	$—	$1,171
Unallocated acquisition and integration expenses	—	435	—	2,553
Total consolidated acquisition and integration expenses	$—	$1,606	$—	$3,724

Depreciation and amortization
Depreciation and amortization from reportable operating segments	$4,191	$4,719	$12,393	$8,993
Unallocated depreciation and amortization	323	385	996	1,155
Total consolidated depreciation and amortization	$4,514	$5,104	$13,389	$10,148

(1)	Amounts represent certain unallocated corporate amounts not considered in the CODM's evaluation of operating segment performance.

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

Insurance Captive

During fiscal 2016, the Company became a shareholder in a member-owned heterogeneous (various industries) group captive reinsurance company. The policies of the program are placed with a U.S. insurance carrier, which provides coverage for workers' compensation, general liability and auto liability, with a certain initial layer of loss being reinsured to the carrier by the captive. The Company’s annual premiums are actuarially determined based on historical loss experience, and also include administrative costs and fees. In addition, the captive is designed to have an acceptable level of risk sharing among its members. For a given policy period, if the Company’s actual loss experience is greater than the estimate, the Company is required to make additional payments to the captive up to a maximum predetermined level. If the Company’s loss experience is less than the estimate, the Company may receive a shareholder distribution, when declared by the captive's Board of Directors. The Company records any additional costs or distributions received from the captive in the period in which the Company is notified of the amount due or distribution to be received. The Company has not recorded any additional costs or distributions received related to the captive as of March 31, 2017.

Legal Matters

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

As of March 31, 2017 and June 30, 2016, the Company had recorded litigation accruals of $8,025 and $4,869, respectively. The Company also had insurance recovery receivables related to the aforementioned litigation-related accruals of $5,087 and $2,661 as of March 31, 2017 and June 30, 2016, respectively.

The Company periodically adjusts the amount of such liabilities when such actual or potential liabilities are paid or otherwise discharged, new claims arise, or additional relevant information about existing or potential claims becomes available. The Company believes that it is reasonably possible that the amount of potential litigation-related liabilities could increase by as much as $14,500, of which $2,500 would be covered by insurance.

Note 14. Subsequent Events

Insurance premium financing

In April 2017, the Company financed $5,181 of insurance premiums payable in eleven equal monthly installments of $477 each, including a finance charge of 2.44%.

Termination of waiting period

On March 30, 2017, the Company entered into the Merger Agreement by and among the Company, Parent and Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of New Mountain Partners IV, L.P., a fund affiliated with New Mountain Capital.

Pursuant to the terms of the Merger Agreement, the consummation of the Merger is conditioned upon, among other things, the expiration or termination of any waiting period applicable to the consummation of the Merger under the HSR Act. On April 25, 2017, the U.S. Federal Trade Commission granted early termination of the 30-day waiting period under the HSR Act, with respect to the proposed Merger. The grant of early termination has the effect of satisfying the HSR Act condition under the Merger Agreement.

The consummation of the Merger remains subject to approval by the Company’s stockholders and the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement and described in the Company’s preliminary proxy statement that was filed with the SEC on April 25, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended March 31, 2017 and March 25, 2016

Our fiscal quarters end on the last Friday of the quarter except for the last quarter of the fiscal year which always ends on June 30. The nine months ended March 31, 2017 contained three more business days than the prior fiscal year period.

The following discussion of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. This discussion contains forward-looking statements that are based upon current expectations and assumptions, and by their nature, such forward-looking statements are subject to risks and uncertainties, including regarding the proposed transaction and business combination among Parent, Merger Sub and the Company, including statements regarding the benefits and the anticipated timing of the proposed transactions. Investors can generally identify these statements by forward-looking words such as “may,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” or other words of similar import. Investors should consider statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or of its financial condition, or state other “forward-looking” information. There may be events in the future that the Company is not able to accurately predict or control and that may cause its actual results to differ materially from the expectations described in its forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, (i) the risk that the proposed transactions may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of the Company’s common stock, (ii) the failure to satisfy the conditions to the consummation of the transaction, including the adoption of the Merger Agreement by the Company’s stockholders, (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, (iv) the effect of the announcement or pendency of the proposed transactions on the Company’s business relationships, operating results, and business generally, (v) risks that the proposed transactions disrupts current plans and operations of the Company and potential difficulties in the Company’s employee retention as a result of the transaction, (vi) risks related to diverting management’s attention from the Company’s ongoing business operations, (vii) the outcome of any legal proceedings that may be instituted against the Company, its officers or directors related to the Merger Agreement or the proposed transactions, (viii) the possibility that competing offers or acquisition proposals for the Company will be made, (ix) risks related to the equity financing and related guarantee arrangements entered into in connection with the proposed transactions and (x) the ability of New Mountain Capital, L.L.C. to implement its plans, forecasts, and other expectations with respect to the Company’s business after the completion of the proposed transactions and realize additional opportunities for growth and innovation. In addition, please refer to the Company’s reports filed with the SEC, including the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These filings identify and address other important risks and uncertainties that could cause events and results to differ materially from those contained in the forward-looking statements set forth in this communication. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Proposed Merger

On March 30, 2017, we entered into the Merger Agreement by and among the Company, Parent and Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of New Mountain Partners IV, L.P., a fund affiliated with New Mountain Capital.

For additional information related to the Merger and the Merger Agreement, please refer to Note 1 (Company Background and Basis of Presentation) to the unaudited Condensed Consolidated Financial Statements included in this report, to the Company’s Current Reports on Form 8-K filed with the SEC on March 31, 2017, April 19, 2017 and April 26, 2017, and to the Company’s preliminary proxy statement filed with the SEC on April 25, 2017. The full text of the Merger Agreement is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017, and incorporated by reference in this Form 10-Q.

Acquisitions

We continuously evaluate the marketplace for strategic acquisition opportunities. A fundamental component of our profitable growth strategy is to pursue acquisitions that will expand our platform in key markets. Where the impact of acquisitions is noted in discussing results, it refers to acquisitions effected within the twelve months prior to the end of the relevant period.

Fiscal 2017 Acquisition

On March 31, 2017, we acquired all of the outstanding stock of CALTROP Corp. (“Caltrop”), headquartered in Riverside, California. Caltrop provides engineering, construction management and inspection services to customers in the transportation infrastructure market. The initial purchase price of $28.2 million consisted of cash of $16.3 million payable at closing, a three-year subordinated promissory note in the principal amount of $8.5 million, and an estimated net working capital payment due of $3.4 million. Goodwill of $15.7 million, none of which is expected to be tax deductible, and other intangible assets of $7.6 million were recorded as a result of this acquisition. The goodwill is primarily attributable to the synergies and ancillary growth opportunities expected to arise after the acquisition. The estimated fair values of assets and liabilities of the Caltrop acquisition have been recorded in the Infrastructure operating segment and are included in the unaudited balance sheet based on a preliminary allocation of the purchase price. These allocations will be finalized as soon as the remaining information becomes available and working capital adjustments are completed, which will be within one year from the acquisition date. The impact of this acquisition was not material to our condensed consolidated balance sheets and results of operations.

Fiscal 2016 Acquisition

On November 30, 2015, we acquired the Professional Services business of Willbros Group ("Willbros" or "Oil and Gas") in an all cash transaction. The initial purchase price consisted of (i) an initial cash payment of $120.0 million payable at closing, and, (ii) a second cash payment of $7.5 million payable at the earlier of certain Willbros contract novations (or written approval of a subcontract) and Willbros obtaining certain consents, or March 15, 2016, net of an estimated working capital adjustment due from Willbros of $3.0 million. The second cash payment was made in two tranches, with $2.4 million paid in March 2016 and the remaining balance paid in July 2016 in conjunction with the final net working capital settlement. Goodwill of $60.3 million was initially recorded prior to impairment, all of which is expected to be tax deductible, and other intangible assets of $44.5 million were recorded as a result of this acquisition. The goodwill recognized is attributable to the future strategic growth opportunities arising from the acquisition, Oil and Gas's highly skilled assembled workforce (which does not qualify for separate recognition) and the expected cost synergies of the combined operations.

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

The following table presents the approximate percentage of our NSR by operating segment for the three and nine months ended March 31, 2017 and March 25, 2016:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Power	32%	30%	31%	33%
Environmental	40%	41%	39%	47%
Infrastructure	11%	11%	13%	12%
Oil and Gas	17%	18%	17%	8%
	100%	100%	100%	100%

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

Oil & Gas: Our Oil & Gas segment is currently in the midst of a market downturn due to low oil and gas prices and uncertainty in the oil and gas markets. Nevertheless, long-term opportunities include mid-stream oil and natural gas liquid pipelines which are necessary to match takeaway capacity with levels of production, some of which is stranded due to inadequate pipeline infrastructure, primarily in the Marcellus and Utica shales. Additional future opportunities are presented by natural gas pipelines to take gas to LNG export facilities. Furthermore natural gas pipelines will be required as coal plants are retired and replaced with cleaner gas-burning plants. New regulatory requirements proposed by the Department of Transportation as well as safety issues will lead to data and integrity requirements for pipeline operators where our technologies and services can be utilized.

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

Results of Operations

Consolidated Results of Operations

The following table presents the dollar and percentage changes in the condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and March 25, 2016:

	Three Months Ended				Nine Months Ended
	Mar. 31	Mar. 25,	Change		Mar. 31	Mar. 25,	Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Gross revenue	$189,724	$158,130	$31,594	20.0%	$569,237	$451,332	$117,905	26.1%
Less subcontractor costs and other direct reimbursable charges	60,999	36,877	24,122	65.4	188,851	118,534	70,317	59.3
Net service revenue	128,725	121,253	7,472	6.2	380,386	332,798	47,588	14.3
Interest income from contractual arrangements	20	27	(7)	(25.9)	116	69	47	68.1
Insurance recoverables and other income	1,140	146	994	680.8	2,421	1,919	502	26.2
Cost of services (exclusive of costs shown separately below)	107,071	104,030	3,041	2.9	316,360	280,690	35,670	12.7
General and administrative expenses	11,290	9,523	1,767	18.6	33,171	24,690	8,481	34.3
Acquisition and integration expenses	—	1,606	(1,606)	(100.0)	—	3,724	(3,724)	(100.0)
Goodwill impairment	—	24,465	(24,465)	(100.0)	—	24,465	(24,465)	(100.0)
Depreciation	1,701	1,942	(241)	(12.4)	5,243	5,070	173	3.4
Amortization	2,813	3,162	(349)	(11.0)	8,146	5,078	3,068	60.4
Operating income (loss)	7,010	(23,302)	30,312	130.1	20,003	(8,931)	28,934	324.0
Interest income	391	189	202	106.9	955	326	629	192.9
Interest expense	(1,201)	(1,073)	(128)	11.9	(2,887)	(1,562)	(1,325)	84.8
Income (loss) from operations before taxes	6,200	(24,186)	30,386	125.6	18,071	(10,167)	28,238	277.7
Income tax (provision) benefit	(1,663)	9,954	(11,617)	(116.7)	(5,867)	4,358	(10,225)	(234.6)
Net income (loss)	4,537	(14,232)	18,769	131.9	12,204	(5,809)	18,013	310.1
Net income applicable to noncontrolling interest	(39)	(65)	26	(40.0)	(69)	(59)	(10)	16.9
Net income (loss) applicable to TRC Companies, Inc.	$4,498	$(14,297)	$18,795	131.5%	$12,135	$(5,868)	$18,003	306.8%

Three Months Ended March 31, 2017

Gross revenue increased $31.6 million, or 20.0%, to $189.7 million for the three months ended March 31, 2017 from $158.1 million for the same period in the prior year. Organic activities accounted for $30.5 million, or 96.5%, of the growth in gross revenue, and acquisitions accounted for the remaining $1.1 million, or 3.5%, of the increase. The organic increase was primarily driven by several large capital projects in our Power operating segment that had significant subcontractor and procurement activities which generated higher levels of gross revenue and ODC's in the current period, including a significant program management project in California.

NSR increased $7.5 million, or 6.2%, to $128.7 million for the three months ended March 31, 2017 from $121.3 million for the same period in the prior year. Organic activities accounted for $6.6 million, or 87.5%, of the growth in NSR, and acquisitions accounted for the remaining $0.9 million, or 12.5%, of the increase. Organic NSR increased $4.4 million in our Power operating segment driven by the aforementioned large capital projects. Our Infrastructure operating segment organic NSR increased $1.6 million, driven by improved transportation-related spending primarily associated with several large public-private partnership projects. Our Oil & Gas operating segment organic NSR increased $0.7 million, driven largely by improved project execution.

Insurance recoverables and other income increased $1.0 million, or 680.8%, to $1.1 million for the three months ended March 31, 2017 from $0.1 million for the same period in the prior year. In the three months ended March 31, 2017 certain Exit Strategy projects had estimated cost increases which are not expected to be funded by the project-specific restricted investments and, therefore, are projected to be funded by the project specific insurance policy procured at project inception to cover, among other things, costs in excess of the original estimates. We did not experience the same level of estimated cost increases in the prior year quarter.

COS increased $3.0 million, or 2.9%, to $107.1 million for the three months ended March 31, 2017 from $104.0 million for the same period in the prior year. Organic activities accounted for $2.4 million, or 81.3%, of the growth in COS, and acquisitions accounted for the remaining $0.6 million, or 18.7%, of the increase. The organic increase was primarily attributable to costs incurred to support current and projected demand from our Power operating segment. As a percentage of NSR, COS were 83.2% and 85.8% for the three months ended March 31, 2017 and March 25, 2016, respectively.

G&A expenses increased $1.8 million, or 18.6%, to $11.3 million for the three months ended March 31, 2017 from $9.5 million for the same period in the prior year. The increase was primarily due to $0.7 million of increased legal costs and reserves which can vary in amount and timing year to year as well as approximately $0.5 million in expenses incurred related to the Merger Agreement and the pending Merger. As a percentage of NSR, G&A expenses were 8.8% and 7.9% for the three months ended March 31, 2017 and March 25, 2016, respectively, primarily due to the aforementioned increased costs.

Depreciation expenses decreased $0.2 million, or 12.4%, to $1.7 million for the three months ended March 31, 2017 from $1.9 million for the same period in the prior year.

Amortization expenses decreased $0.3 million, or 11.0%, to $2.8 million for the three months ended March 31, 2017 from $3.2 million for the same period in the prior year.

Our effective tax rate was approximately 27.0% and 41.1% for the three months ended March 31, 2017 and March 25, 2016 respectively. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the three months ended March 31, 2017 were the effect of state income taxes offset by tax benefits related to the U.S. Research and Development credit and the U.S. Domestic Production Activities deduction. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the three months ended March 25, 2016 were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit and U.S. Domestic Production Activities deduction. The discrete impact of research and development credits and U.S. Domestic Production Activities deduction was the result of a change in estimate resulting from the finalization of a new research and development credit and U.S. Domestic Production Activities deduction study during the three months ended March 25, 2016. A tax benefit for the change in estimate was reflected in its entirety in the three months ended March 25, 2016.

Nine Months Ended March 31, 2017

Gross revenue increased $117.9 million, or 26.1%, to $569.2 million for the nine months ended March 31, 2017 from $451.3 million for the same period in the prior year. Organic activities accounted for $72.6 million, or 61.6%, of the growth in gross revenue, and acquisitions accounted for the remaining $45.3 million, or 38.4%, of the increase. The increase in organic gross revenue was primarily attributable to our Power operating segment where organic gross revenue increased $59.3 million, driven by several large capital projects that had significant subcontractor and procurement activities which generated higher levels of gross revenue and ODC's in the current period.

NSR increased $47.6 million, or 14.3%, to $380.4 million for the nine months ended March 31, 2017 from $332.8 million for the same period in the prior year. Organic activities accounted for $12.0 million, or 25.1%, of the increase in NSR, and acquisitions accounted for $35.6 million, or 74.9%, of the increase. The increase in organic NSR was, in part, due to our Power operating segment where organic NSR increased $7.6 million driven by the aforementioned large capital projects. In our Infrastructure operating segment, several large transportation projects and increased demand from our state government clients, contributed $5.6 million of organic NSR growth for the period. Organic growth in our Oil & Gas operating segment of $2.7 million was driven by improved project execution. The organic NSR growth in our Oil & Gas, Power and Infrastructure operating segments was partially offset by a $3.9 million decline in the Environmental operating segment. This decline was primarily due to the wind-down of several large remediation projects.

Insurance recoverables and other income increased $0.5 million, or 26.2%, to $2.4 million for the nine months ended March 31, 2017 from $1.9 million for the same period in the prior year.

COS increased $35.7 million, or 12.7%, to $316.4 million for the nine months ended March 31, 2017 from $280.7 million for the same period in the prior year. Organic COS increased $6.7 million, or 18.8%, and acquisitions accounted for $29.0 million, or 81.2%, of the increase. Organic COS were negatively impacted by increased project costs on a large fixed price project that was ongoing during fiscal 2017. Fringe benefit costs also contributed to the increase in organic COS, and, in particular, health insurance costs increased $1.5 million in the current period as compared to the same period in the prior year. The Company is self-insured for the first $150 thousand of health claims per employee each year. Consequently, employee health insurance costs can vary significantly from period to period, and we experienced a higher level of costs in the first quarter of 2017. The balance of the increase in organic COS was attributable to costs incurred to support the current demand from our Infrastructure and Power operating segment clients. As a percentage of NSR, COS were 83.2% and 84.3% for the nine months ended March 31, 2017 and March 25, 2016, respectively.

G&A expenses increased $8.5 million, or 34.3%, to $33.2 million for the nine months ended March 31, 2017 from $24.7 million for the same period in the prior year. Organic G&A expenses increased $7.3 million, or 79.8%, and acquisitions accounted for $1.5 million, or 20.2%, of the increase. The organic increase was primarily due to $3.2 million of increased legal costs and reserves which can vary in amount and timing year to year, as well as approximately $0.5 million in expenses incurred related to the Merger Agreement and the pending Merger. The remainder of the increase was due to additional costs incurred to support certain organic growth activities. As a percentage of NSR, G&A expenses were 8.7% and 7.4% for the nine months ended March 31, 2017 and March 25, 2016, respectively.

Depreciation expenses increased $0.2 million, or 3.4%, to $5.2 million for the nine months ended March 31, 2017 from $5.1 million for the same period in the prior year.

Amortization expenses increased $3.1 million, or 60.4%, to $8.1 million for the nine months ended March 31, 2017 from $5.1 million for the same period in the prior year. The increase was primarily attributable to the Oil and Gas intangible assets acquired in November 2015, which contributed $5.9 million of additional amortization expense in the nine months ended March 31, 2017.

Our effective tax rate was approximately 32.6% and 42.6% for the nine months ended March 31, 2017 and March 25, 2016 respectively. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the nine months ended March 31, 2017 were the effect of state income taxes offset by tax benefits related to the U.S. Research and Development credit, U.S. Domestic Production Activities deduction and the effective settlement of uncertain tax positions. The primary reconciling items between the federal statutory rate of 35.0% and our overall effective tax rate for the nine months ended March 25, 2016 were the effect of state income taxes offset by discrete tax benefits related to the U.S. Research and Development credit and U.S. Domestic Production Activities deduction.

Costs and Expenses as a Percentage of NSR

The following table presents the percentage relationships of items in the condensed consolidated statements of operations to NSR for the three and nine months ended March 31, 2017 and March 25, 2016:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Net service revenue	100.0%	100.0%	100.0%	100.0%
Interest income from contractual arrangements	—	—	—	—
Insurance recoverables and other income	0.9	0.1	0.6	0.6
Operating costs and expenses:
Cost of services (exclusive of costs shown separately below)	83.2	85.8	83.2	84.3
General and administrative expenses	8.8	7.9	8.7	7.4
Acquisition and integration expenses	—	1.3	—	1.1
Goodwill impairment	—	20.2	—	7.4
Depreciation	1.3	1.6	1.4	1.5
Amortization	2.2	2.6	2.1	1.5
Total operating costs and expenses	95.5	119.4	95.4	103.3
Operating income (loss)	5.4	(19.2)	5.3	(2.7)
Interest income	0.3	0.2	0.3	0.1
Interest expense	(0.9)	(0.9)	(0.8)	(0.5)
Income (loss) from operations before taxes	4.8	(19.9)	4.8	(3.1)
Income tax (provision) benefit	(1.3)	8.2	(1.5)	1.3
Net income (loss)	3.5%	(11.7)%	3.2%	(1.7)%

Additional Information by Reportable Operating Segment

Power Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 31,	March 25,	Change		March 31,	March 25,	Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Gross revenue	$69,074	$46,280	$22,794	49.3%	$193,929	$133,556	$60,373	45.2%
Net service revenue	$41,282	$35,974	$5,308	14.8%	$118,670	$110,106	$8,564	7.8%
Segment profit	$9,110	$8,049	$1,061	13.2%	$26,578	$24,831	$1,747	7.0%

Gross revenue increased $22.8 million, or 49.3%, and $60.4 million, or 45.2%, for the three and nine months ended March 31, 2017, compared to the same periods in the prior year. Organic gross revenue increased $21.7 million and $59.3 million while acquisitions provided $1.1 million and $1.1 million, of the increase for the three and nine months ended March 31, 2017, respectively, compared to the same periods in the prior year. These organic increases were primarily driven by several large capital projects, in particular, a large EPC project and a significant program management project in California. These projects, which are in the construction phase, had significant subcontractor and procurement activities that generated higher levels of gross revenue and ODC's in the current periods. The increase in organic gross revenue was not reflected in organic NSR at the same level because the mark-up for procurement and subcontracted services is typically lower than work performed by our employees, or direct labor revenue.

NSR increased $5.3 million, or 14.8%, and $8.6 million, or 7.8%, for the three and nine months ended March 31, 2017, compared to the same periods in the prior year. Organic NSR increased $4.4 million and $7.6 million while acquisitions provided $0.9 million and $0.9 million, of the increase for the three and nine months ended March 31, 2017, respectively, compared to the same periods in the prior year. The increases in organic NSR were due, in part, to the aforementioned capital projects, as well as increased organic labor revenue from our electrical testing and commissioning services which were primarily associated with the upgrade of existing substation facilities. Organic NSR also benefitted from three additional business days in the current nine month period, which added approximately $1.7 million of organic NSR.

The Power operating segment's profit increased $1.1 million, or 13.2%, and $1.7 million, or 7.0%, for the three and nine months ended March 31, 2017, compared to the same periods in the prior year. Organic segment profit increased $1.1 million and $1.7 million while acquisitions accounted for none of the increase for the three and nine months ended March 31, 2017, respectively, compared to the same periods in the prior year. The increase in organic segment profit was primarily due to the same factors that led to the increase in organic NSR. The current year to date increase was offset in part, by increased project costs on a large fixed price project. As a percentage of NSR, the Power operating segment's profit decreased slightly to 22.1% from 22.4% and to 22.4% from 22.6% for the three and nine months ended March 31, 2017, respectively, compared to the same periods in the prior year.

Environmental Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 31,	March 25,	Change		March 31,	March 25,	Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Gross revenue	$73,557	$65,465	$8,092	12.4%	$227,655	$219,233	$8,422	3.8%
Net service revenue	$49,855	$50,023	$(168)	(0.3)%	$149,074	$153,011	$(3,937)	(2.6)%
Segment profit	$8,651	$7,922	$729	9.2%	$26,887	$27,451	$(564)	(2.1)%

Gross revenue increased $8.1 million, or 12.4%, and $8.4 million, or 3.8%, for the three and nine months ended March 31, 2017, compared to the same periods in the prior year. These increases were primarily driven by several new projects, in particular, a large project to decommission a coal power plant. This project, had significant subcontractor activities that generated higher levels of gross revenue and ODC's in the current periods.

NSR decreased $0.2 million, or 0.3%, and $3.9 million, or 2.6%, for the three and nine months ended March 31, 2017, compared to the same periods in the prior year. The decreases in NSR were primarily attributable to a lower volume of labor services provided to our oil and gas clients, the completion of several large remediation projects as well as the current project mix as aforementioned. The decrease in NSR in the current nine month period was partially mitigated by three additional business days, which added approximately $2.2 million of NSR.

The Environmental operating segment's profit increased $0.7 million, or 9.2%, and decreased $0.6 million, or 2.1%, for the three and nine months ended March 31, 2017, respectively, compared to the same periods in the prior year. The decrease in segment profit for the nine months ended March 31, 2017 was directly related to transitions associated with new projects, which resulted in lower employee utilization and severance costs. As a percentage of NSR, the Environmental operating segment's profit increased to 17.4% from 15.8% and to 18.0% from 17.9% for the three and nine months ended March 31, 2017, respectively, compared to the same periods in the prior year. The increase in segment profit percentage in the current year quarter is attributable to lower employee costs incurred due to the transition activities implemented in prior quarters.

Infrastructure Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 31,	March 25,	Change		March 31,	March 25,	Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Gross revenue	$18,518	$18,721	$(203)	(1.1)%	$62,873	$60,998	$1,875	3.1%
Net service revenue	$14,673	$13,036	$1,637	12.6%	$45,922	$40,308	$5,614	13.9%
Segment profit	$3,202	$2,536	$666	26.3%	$10,984	$7,961	$3,023	38.0%

Gross revenue decreased $0.2 million, or 1.1%, and increased $1.9 million, or 3.1%, for the three and nine months ended March 31, 2017, respectively, compared to the same periods in the prior year. The decrease in gross revenue for the three month period was due to a lower level of sub-contracting in the current quarter. The level of sub-contracting can fluctuate in any period due to changes in the scopes and stages of our ongoing contracts. The $1.9 million gross revenue increase for the nine month period was primarily driven by improved transportation-related spending by our clients primarily associated with several large public-private partnership projects.

NSR increased $1.6 million, or 12.6%, and $5.6 million, or 13.9%, for the three and nine months ended March 31, 2017, compared to the same periods in the prior year. The increase in NSR was largely attributable to labor revenue on the aforementioned large public-private partnership projects as well as the benefit of three additional business days in the current nine month period compared to the same period of the prior year, which added approximately $0.8 million of NSR.

The Infrastructure operating segment's profit increased $0.7 million, or 26.3%, and $3.0 million, or 38.0%, for the three and nine months ended March 31, 2017, compared to the same periods in the prior year. The increase in segment profit was primarily attributable to the same factors that led to the increase in NSR, as well as improved project execution and the benefit of increased scale in the business. As a percentage of NSR, the Infrastructure operating segment's profit increased to 21.8% from 19.5% and increased to 23.9% from 19.8% for the three and nine months ended March 31, 2017, respectively, compared to the same periods in the prior year.

Oil & Gas Operating Segment Results

	Three Months Ended				Nine Months Ended
	March 31,	March 25,	Change		March 31,	March 25,	Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Gross revenue	$27,828	$26,526	$1,302	4.9%	$81,949	$34,543	$47,406	137.2%
Net service revenue	$22,280	$21,560	$720	3.3%	$64,951	$27,546	$37,405	135.8%
Segment profit	$2,045	$(3,128)	$5,173	165.4%	$4,883	$(4,289)	$9,172	213.8%

Acquired on November 30, 2015, Oil & Gas contributed $27.8 million in gross revenue, $22.3 million in NSR, and had segment profit of $2.0 million for the three months ended March 31, 2017. Oil & Gas contributed $81.9 million in gross revenue, $65.0 million in NSR, and had segment profit of $4.9 million for the nine months ended March 31, 2017. Continued uncertainty surrounding the oil and gas markets impacted current period operating results, although more recently, stability is being seen in the markets. These operating results were also impacted by purchase accounting related amortization expenses of approximately $1.8 million and $5.9 million in the three and nine months ended March 31, 2017, respectively. Against the backdrop of the uncertain markets, the Oil and Gas operating segment improved sequential operating results. In particular as a percentage of NSR, operating segment profit margin increased to 9.2% in the current quarter from 6.8% in the current year second quarter, 6.4% in the current year first quarter and a loss in the prior two sequential quarters. Additionally organic NSR and organic segment profit increased $5.2 million and $6.9 million, respectively, for the three and nine months ended March 31, 2017. The improved segment profit is primarily related to cost reduction initiatives taken over the last several quarters, including, but not limited to, staff reductions, reduction of indirect costs and rationalization of office space.

Backlog by Operating Segment

As of March 31, 2017, our contract backlog based on gross revenue was $631 million, compared to $595 million as of March 25, 2016. Our contract backlog based on NSR was $384 million as of March 31, 2017, compared to $376 million as of March 25, 2016. Typically about 60% of backlog is completed in one year. In addition to this contract backlog, we hold open-order contracts from various commercial clients and government agencies. As work under these contracts is authorized and funded, we include this portion in our contract backlog. While most contracts contain cancellation provisions, we are unaware of any material work included in backlog that will be canceled or delayed.

The following table sets forth the gross revenue and NSR contract backlog amounts of our operating segments at March 31, 2017 and March 25, 2016 (in millions):

	Gross Revenue Backlog				NSR Backlog
	March 31,	March 25,	Change		March 31,	March 25,	Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Power	$209	$160	$49	30.6%	$112	$91	$21	23.1%
Environmental	240	243	(3)	(1.2)%	139	139	—	—%
Infrastructure	131	131	—	—%	94	96	(2)	(2.1)%
Oil & Gas	51	61	(10)	(16.4)%	39	50	(11)	(22.0)%
Total	$631	$595	$36	6.1%	$384	$376	$8	2.1%

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
The following table summarizes the number of projects that experienced estimated contract profit revisions relating to the revaluation of work performed in prior periods:

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
(Dollars in thousands)	2017	2016	2017	2016
Number of projects	1,396	1,437	1,818	1,659
Net increase (reduction) in project profitability	$(106)	$715	$(3,787)	$(1,617)

Net increase (reduction) in project profitability by operating segment:
Power	$(34)	$310	$(2,744)	$(408)
Environmental	(101)	1,672	(2,522)	(828)
Infrastructure	106	(886)	580	(381)
Oil and Gas	(77)	(381)	899	—
Total	$(106)	$715	$(3,787)	$(1,617)

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
The following table provides summarized information with respect to our cash balances and cash flows as of and for the nine months ended March 31, 2017 and March 25, 2016 (in thousands):

	Nine Months Ended
	March 31,	March 25,	Change
(Dollars in thousands)	2017	2016	$	%
Net cash provided by operating activities	$25,291	$30,475	$(5,184)	(17.0)%
Net cash used in investing activities	(21,977)	(125,216)	103,239	82.4%
Net cash (used in) provided by financing activities	(15,907)	66,565	(82,472)	123.9%

As of March 31, 2017, cash and cash equivalents decreased by $12.6 million, or 67.0%, to $6.2 million, compared to the fiscal year ended June 30, 2016.

Net cash provided by operating activities decreased by $5.2 million, or 17.0%, to $25.3 million for the nine months ended March 31, 2017, compared to $30.5 million of cash provided for the same period of the prior year. This decrease was primarily due to increased accounts receivables attributable to the 20% increase in gross revenues in the current year quarter versus the prior period quarter, offset by higher income, adjusted for non-cash charges, in the current year period, as well as a favorable impact in the current period from changes in accounts payable and our other working capital accounts.

Accounts receivable include both: (1) billed receivables associated with invoices submitted for work performed and (2) unbilled receivables (work in progress). The unbilled receivables are primarily related to work performed in the last month of the quarter. The efficiency of the billing and collection process is commonly evaluated as days sales outstanding ("DSO"), which we calculate by dividing accounts receivable by the most recent three-month average of daily gross revenue. Current quarter DSO, which measures the collections turnover of both billed and unbilled receivables, was 81 days as of March 31, 2017 increasing from the 79 days as of June 30, 2016, and decreasing from 83 days when compared to March 25, 2016. Our goal is to maintain DSO at less than 82 days.

Net cash used in investing activities decreased by $103.2 million, or 82.4%, to $22.0 million for the nine months ended March 31, 2017, compared to $125.2 million of cash used for the same period of the prior year. The decrease was primarily attributable to a decline of $100.5 million utilized for acquisitions, notably the acquisition of Oil and Gas in the prior year period.

Net cash used in financing activities increased by $82.5 million, or 123.9%, to $15.9 million for the nine months ended March 31, 2017, compared to $66.6 million of cash provided in the same period of the prior year. The change was directly attributable our Term Loan and Revolving Credit Facility drawn to fund the acquisition of Oil and Gas in the prior year period.

Long-Term Debt

Revolving Credit Facility and Term Loan

See a discussion of our credit facility (the "Credit Agreement"), other notes payable and capital lease obligations in Note 9 - Long-Term Debt and Capital Lease Obligations, under Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

The actual results as compared to the covenant requirements under the Credit Agreement as of March 31, 2017 for the measurement periods described below are as follows (in thousands):

Financial Covenant	Measurement Period	Actual	Required
Maximum leverage ratio	Trailing 12 Months	1.38	Not to exceed	3.00 to 1.00
Minimum fixed charge coverage ratio	Trailing 12 Months	4.38	Must exceed	1.25 to 1.00

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

Borrowings at these rates under the Revolving Facility have no designated term and may be repaid without penalty any time prior to the maturity date. Borrowings outstanding under the Revolving Facility will mature on January 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the Company's quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

See Legal Matters in Note 13 - Commitments and Contingencies, under Part I, Item 1, Financial Information.

Item 1A. Risk Factors

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

2.1
Agreement and Plan of Merger, dated as of March 30, 2017, by and among TRC Companies, Inc., Bolt Infrastructure Parent, Inc. and Bolt Infrastructure Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2017)

10.16
Credit Agreement, dated as of January 31, 2017, by and among TRC Companies, Inc., certain of its subsidiaries and Citizens Bank, N.A., (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2017)

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

TRC COMPANIES, INC.

May 4, 2017	By:	/s/ Thomas W. Bennet, Jr.

Thomas W. Bennet, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)